Form 10-Q
period 2017-03-31
CARVANA CO.
filed 2017-06-06
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number: 001-38073
CARVANA CO.
(Exact name of registrant as specified in its charter)

Delaware	81-4549921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4020 E. Indian School Road Phoenix, Arizona	85018
(Address of principal executive offices)	(Zip Code)

(602) 852-6604
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of May 31, 2017, the registrant had 15,033,891 shares of Class A common stock outstanding and 117,236,210 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARVANA CO.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Total assets	$—	$—
Commitments and contingencies
STOCKHOLDER'S EQUITY
Common stock $0.001 par value per share, 1,000 shares authorized, none issued or outstanding	$—	$—
Total stockholder's equity	$—	$—

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

CARVANA CO.
NOTES TO CONSOLIDATED BALANCE SHEETS
(Unaudited)

NOTE 1 — ORGANIZATION

Carvana Co. was formed as a Delaware corporation on November 29, 2016. Carvana Co. is a holding company that was formed for the purpose of completing an initial public offering ("IPO") and related transactions in order to carry on the business of Carvana Group, LLC and its wholly-owned subsidiaries ("Carvana Group"). Carvana Group is a leading eCommerce platform for buying used cars.

Initial Public Offering

On May 3, 2017, Carvana Co. completed its IPO of 15,000,000 shares of Class A common stock at a public offering price of $15.00 per share. Carvana Co. received $210.7 million in proceeds, net of underwriting discounts and commissions, which was contributed to Carvana Co.'s wholly owned subsidiary, Carvana Sub, LLC ("Carvana Sub"), and used by Carvana Sub to purchase 18,750,000 newly-issued units ("LLC Units") from Carvana Group at a price per LLC Unit equal to 0.8 times the initial public offering price less underwriting discounts and commissions. As a result of the IPO, Carvana Co. is controlled by Ernest Garcia, II, Ernie Garcia, III and entities controlled by one or both of them (collectively, the "Garcia Parties") because they control approximately 97% of Carvana Co.'s voting interest through their ownership of Class B common stock. The Garcia Parties also purchased 1,333,333 shares of the Class A common stock sold to the public in the IPO.

Subsequent to the IPO and related Organizational Transactions (as defined below), Carvana Co.'s sole asset is the capital stock of Carvana Sub, whose sole assets are LLC Units of Carvana Group and a 0.1% interest in Carvana, LLC. Carvana Co. is the sole managing member of Carvana Sub, and Carvana Sub is the sole manager of Carvana Group. Although Carvana Co., through Carvana Sub, has a minority economic interest in Carvana Group, it has the sole voting power in, and controls the management of, Carvana Group. As a result, beginning in the second quarter of 2017 Carvana Co. will consolidate the financial results of Carvana Group and report a non-controlling interest in its consolidated financial statements.

See Note 4 — Subsequent Events below for further description of the IPO and the related transactions.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because there have been no activities in this entity as of March 31, 2017.

NOTE 3 — COMMON STOCK

As of March 31, 2017 and December 31, 2016, Carvana Co. was authorized to issue 1,000 shares of common stock, par value $0.001 per share, none of which had been issued or were outstanding.

On April 27, 2017 in connection with the Organizational Transactions (as defined below), Carvana Co. amended and restated its certificate of incorporation to authorize (i) 50,000,000 shares of Preferred Stock, par value $0.01 per share, (ii) 500,000,000 shares of Class A common stock, par value $0.001 per share, and (iii) 125,000,000 shares of Class B common stock, par value $0.001 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Each share of Class B common stock held by the Garcia Parties entitles its holder to ten votes on all matters to be voted on by stockholders generally. All other shares of Class B common stock entitle their holders to one vote per share on all matters to be voted on by stockholders generally.

CARVANA CO.
NOTES TO CONSOLIDATED BALANCE SHEETS - (Continued)
(Unaudited)

NOTE 4 — SUBSEQUENT EVENTS

Organizational Transactions

In connection with the IPO, Carvana Co. and Carvana Group completed the following transactions (the “Organizational Transactions”):

•	Carvana Group converted its outstanding Class C Preferred Units into 43,089,005 Class A Units;

•
Carvana Group amended and restated its LLC Operating Agreement to, among other things, (i) eliminate a class of preferred membership interests, (ii) provide for LLC Units consisting of two classes of common ownership interests in Carvana Group (Class B common units held by certain employees and consultants subject to vesting and a participation threshold (“Class B Units”), and Class A common units held by the other Carvana Group owners, including the Garcia Parties and Carvana Sub (“Class A Units”)), and (iii) appoint Carvana Sub as the sole manager of Carvana Group;

•	Carvana Co. amended and restated its certificate of incorporation to, among other things, provide for Class A common stock and Class B common stock;

•	Carvana Co. issued shares of Class B common stock to holders of Class A Units, on a four-to-five basis with the number of Class A Units they own, for nominal consideration;

•	Carvana Group issued an aggregate of 766,500 Class B Units to executive officers and certain other employees, in each case with a participation threshold based on the public offering price;

•
Certain employees of Carvana Group were issued an aggregate of 358,000 restricted shares of Class A common stock pursuant to the terms of Carvana Co.’s new 2017 Omnibus Incentive Plan. Carvana Co. also awarded options to purchase an aggregate of 417,000 shares of Class A common stock to approximately 100 employees of Carvana Group and directors of Carvana Co., with an exercise price set at the initial public offering price;

•
Carvana Co. and Carvana Sub entered into an exchange agreement (the “Exchange Agreement”) with the holders of LLC Units (the "LLC Unitholders”) pursuant to which the LLC Unitholders (other than Carvana Sub) are entitled to exchange LLC Units, together with shares of Class B common stock, in the case of Class A Units, for shares of Class A common stock in accordance with the terms of the Exchange Agreement or, at Carvana Co.’s election, for cash; and

•
Carvana Co. entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the LLC Unitholders that provides for the payment by Carvana Co. to certain LLC Unitholders of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes we actually realize (or, under certain are deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the Tax Receivable Agreement, as discussed below) as a result of (i) the increase in Carvana Co.’s proportionate share of the existing tax basis of the assets of Carvana Group and an adjustment in the tax basis of the assets of Carvana Group reflected in that proportionate share as a result of purchases of LLC Units from the LLC Unitholders (other than Carvana Sub) by Carvana Sub and (ii) certain other tax benefits related to Carvana Co.’s entering into the Tax Receivable Agreement, including tax benefits attributable to payments that Carvana Co. is required to make under the Tax Receivable Agreement.

As a result of the Organizational Transactions and the IPO:

•
Carvana Co.'s investors collectively own 15.0 million shares of the Class A common stock (including 1,333,333 shares of Class A common stock purchased by the Garcia Parties in the IPO) and Carvana Co. holds, indirectly through Carvana Sub, 18.6 million LLC Units after the transfer of approximately 170,000 LLC Units to Ernest Garcia, II in exchange for his 0.1% ownership interest in Carvana, LLC;

•	certain of Carvana Co.'s current employees own 0.4 million shares of restricted Class A common stock issued pursuant to the 2017 Omnibus Inventive Plan;

CARVANA CO.
NOTES TO CONSOLIDATED BALANCE SHEETS - (Continued)
(Unaudited)

•	the Garcia Parties own 122.4 million LLC Units, 1,333,333 shares of Class A common stock and 97.9 million shares of Class B common stock;

•	the remaining LLC Unitholders own 29.8 million LLC Units and 19.3 million shares of Class B common stock;

•	the Class A common stock collectively represent approximately 100% of the economic interest, and 1% of the voting power, in Carvana Co.; and

•	the Class B common stock collectively represent approximately 99% of the voting power in Carvana Co.

CARVANA GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except units)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,307	$39,184
Restricted cash	11,488	10,266
Accounts receivable, net	8,023	5,692
Finance receivables held for sale, net	24,951	24,771
Vehicle inventory	199,882	185,506
Other current assets	12,522	9,822
Total current assets	265,173	275,241
Property and equipment, net	80,974	60,592
Other assets	2,856	—
Total assets	$349,003	$335,833
LIABILITIES, TEMPORARY EQUITY & MEMBERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$29,068	$28,164
Accounts payable due to related party	4,392	1,884
Floor plan facility	189,736	165,313
Current portion of notes payable	1,363	1,057
Total current liabilities	224,559	196,418
Notes payable, excluding current portion	5,460	4,404
Verde credit facility	20,000	—
Other liabilities	2,254	—
Total liabilities	252,273	200,822
Commitments and contingencies (Note 12)
Temporary equity - Class C redeemable preferred units - 43,089,005 units authorized and outstanding as of March 31, 2017 and December 31, 2016	258,233	250,972
Members' equity (deficit):
Class A Units - 103,286,258 units authorized and outstanding as of March 31, 2017 and December 31, 2016	59,654	59,654
Class B Units - 6,727,000 and 6,740,500 units authorized and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Accumulated deficit	(221,157)	(175,615)
Total members’ deficit	(161,503)	(115,961)
Total liabilities, temporary equity & members’ deficit	$349,003	$335,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	2016
Sales and operating revenues:
Used vehicle sales, net	$148,382	$68,495
Wholesale vehicle sales	5,726	1,559
Other sales and revenues, including $1,758 and $0 from related parties	4,965	2,897
Net sales and operating revenues	159,073	72,951
Cost of sales	149,327	68,994
Gross profit	9,746	3,957
Selling, general and administrative expenses	45,908	20,632
Interest expense, including $141 and $0 to related parties	2,059	710
Other expense (income), net	218	(60)
Net loss	$(38,439)	$(17,325)
Net loss attributable to Class A Unit holders, basic and diluted	$(45,700)	$(19,350)
Net loss per Class A Unit, basic and diluted	$(0.44)	$(0.19)
Weighted-average Class A Units outstanding, basic and diluted	103,286	103,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(38,439)	$(17,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,061	866
Loss on disposal of property and equipment	200	—
Provision for bad debt and valuation allowance	285	453
Gain on loan sales	(2,942)	(1,526)
Unit-based compensation expense	158	147
Amortization of debt issuance costs	181	—
Originations of finance receivables	(96,528)	(48,669)
Proceeds from sale of finance receivables	99,144	113,238
Proceeds from sale of finance receivables to related party	—	1,531
Purchase of finance receivables from related party	—	(74,589)
Changes in assets and liabilities:
Accounts receivable	(2,470)	(1,129)
Vehicle inventory	(14,044)	(23,098)
Other current assets	292	(1,196)
Other assets	(2,856)	—
Accounts payable and accrued liabilities	(2,690)	7,827
Accounts payable to related party	2,508	(14,901)
Other liabilities	2,254	—
Net cash used in operating activities	(52,886)	(58,371)
Cash Flows from Investing Activities:
Purchases of property and equipment	(18,556)	(6,821)
Change in restricted cash	(1,222)	(1,825)
Net cash used in investing activities	(19,778)	(8,646)
Cash Flows from Financing Activities:
Proceeds from floor plan facility	147,390	95,488
Payments on floor plan facility	(122,967)	(58,998)
Proceeds from Verde credit facility	20,000	—
Payments on notes payable	(260)	(13)
Payments of debt issuance costs	—	(228)
Payments of debt issuance costs to related parties	(1,000)	—
Payments of costs related to planned initial public offering	(1,376)	—
Net cash provided by financing activities	41,787	36,249
Net decrease in cash and cash equivalents	(30,877)	(30,768)
Cash and cash equivalents at beginning of period	39,184	43,134
Cash and cash equivalents at end of period	$8,307	$12,366

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$6,220	$580
Capital expenditures financed through notes payable	$1,622	$891
Costs related to planned initial public offering included in accrued liabilities	$1,424	$—
Accrual of return on Class C redeemable preferred units	$7,261	$2,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Carvana Group, LLC and its wholly-owned subsidiaries (the “Company”) is a leading eCommerce platform for buying used cars. The Company is transforming the used car buying experience by giving consumers a wide selection, great value and quality, transparent pricing and a simple, no pressure transaction. Using the Company’s website, consumers can research and identify a vehicle, inspect it using the Company’s proprietary 360-degree vehicle imaging technology, obtain financing and warranty coverage, purchase the vehicle, and schedule delivery or pick-up, all from their desktop or mobile devices.

The Company was formed as an Arizona limited liability company by DriveTime Automotive Group, Inc. (together with its subsidiaries and affiliates “DriveTime”) and commenced operations in 2012. On March 10, 2015, the Company converted to a Delaware limited liability company. Prior to November 1, 2014, the Company was a wholly-owned subsidiary of DriveTime. On November 1, 2014 (the “Distribution Date”), DriveTime distributed its member units in the Company to the unit holders of DriveTime on a pro rata basis (the “Distribution”). The Company accounted for the Distribution as a spinoff transaction in accordance with ASC 505-60, Equity — Spinoffs and Reverse Spinoffs and reflected assets and liabilities before and after the Distribution Date at their historical basis.

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016 for the purpose of completing a public offering and related transactions in order to carry on the business of the Company. On May 3, 2017, Carvana Co. completed an initial public offering ("IPO") of 15,000,000 shares of Class A common stock at a public offering price of $15.00 per share. Carvana Co. received $210.7 million in proceeds, net of underwriting discounts and commissions. Carvana Co. contributed the net proceeds to its wholly owned subsidiary, Carvana Sub, LLC ("Carvana Sub"), and Carvana Sub used such proceeds to purchase 18,750,000 Class A Units of the Company, of which approximately 170,000 LLC Units were transferred to Ernest Garcia, II, in exchange for his 0.1% ownership interest in Carvana, LLC. Subsequent to the IPO, Carvana Co. is the sole managing member of Carvana Sub, and Carvana Sub is the sole manager of the Company.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 included in the final prospectus for Carvana Co.’s IPO filed April 28, 2017 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2017, the results of the Company’s operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. The Company discloses all material changes in its members’ equity throughout the accompanying notes, and, therefore, does not separately present a statement of changes in members’ equity in its unaudited condensed consolidated financial statements. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

The Company reviews subsidiaries and affiliates, as well as other entities, to determine if it should be considered variable interest entities (“VIE”s), and whether it should change the consolidation determinations based on changes in its characteristics. The Company considers an entity a VIE if its equity investors own an interest therein that lacks the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or if the entity is structured with non-substantive voting interests. To determine whether or not the entity is consolidated with the Company’s results, the Company also evaluates which interests are variable interests in the VIE and which party is the primary beneficiary of the VIE.

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Liquidity

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. From inception, the Company has funded operations through the sale of Class A Units, including a sale to Carvana Co. following its IPO completed on May 3, 2017 for approximately $210.7 million, the sale of Class C Redeemable Preferred Units, capital contributions from DriveTime and short-term funding from the Company’s majority owner.  The Company has historically funded vehicle inventory purchases through its Floor Plan Facility, described in further detail in Note 7 — Debt Instruments, and has approximately $10.3 million available under the Floor Plan Facility to fund future vehicle inventory purchases as of March 31, 2017. Management believes that current working capital is sufficient to fund operations for at least one year from the financial statement issuance date.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations.

Comprehensive Loss

During the three months ended March 31, 2017 and 2016, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Restricted Cash

The restricted cash includes the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding floor plan facility principal balance, as explained in Note 7 — Debt Instruments and amounts held as restricted cash as required under letter of credit agreements, as explained in Note 12 — Commitments and Contingencies.

Adoption of New Accounting Standards

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are Under Common Control ("ASU 2016-17"), which updates the consolidation requirements when evaluating whether or not the entity is the primary beneficiary of a VIE with regard to interests held by related parties under common control. Under ASU 2016-17, entities will consider all indirect economic interests in a VIE held by related parties on a proportionate basis regardless of whether or not the related parties are under common control. The update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. Since the Company has adopted ASU 2015-02, ASU 2016-17 requires retrospective application to all periods presented. The Company adopted ASU 2016-17 on January 1, 2017 and it did not have a material impact on its consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

Since May 2014, the FASB has issued several accounting standards updates related to revenue recognition including ASC 606, Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. These updates contain principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The updates address how entities should identify goods and services being provided to a customer, the unit of account for a principal versus agent assessment, how to evaluate whether a good or service is controlled

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

before being transferred to a customer and how to assess whether an entity controls services performed by another party. These updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. The Company currently plans to adopt these updates for the fiscal year beginning January 1, 2018 and is evaluating its transition method. Based on the manner in which the Company recognizes revenue, the Company does not anticipate a material impact on its consolidated financial statements as a result of adopting these updates.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) related to the accounting for leases. This ASU introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. Expense recognition on the income statement remains similar to current lease accounting guidance. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company plans to adopt this ASU for its fiscal year beginning January 1, 2019. The adoption of this ASU will require the recognition of a right-of-use asset and a lease obligation for the Company’s leases (see Note 12 — Commitments and Contingencies).

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Land and site improvements	$9,829	$9,355
Buildings and improvements	26,209	14,750
Transportation fleet	19,807	16,520
Software	11,508	10,065
Furniture, fixtures and equipment	7,019	3,704
Total property and equipment excluding construction in progress	74,372	54,394
Less: accumulated depreciation and amortization	(11,703)	(9,752)
Property and equipment excluding construction in progress, net	62,669	44,642
Construction in progress	18,305	15,950
Property and equipment, net	$80,974	$60,592

Depreciation and amortization expense was approximately $2.1 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. These amounts primarily relate to assets associated with selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The Company capitalized internal use software costs totaling approximately $1.8 million and $0.6 million as of March 31, 2017 and 2016, respectively, included in software and construction in progress in the table above. For the three months ended March 31, 2017 and 2016, these amounts included approximately $1.7 million and $0.5 million, respectively, of payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use.

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Accounts payable	$7,844	$6,208
Accrued property and equipment	5,203	3,045
Sales taxes and vehicle licenses and fees	4,904	4,265
Accrued compensation and benefits	2,015	3,398
Accrued inventory costs	1,320	3,480
Accrued advertising costs	809	1,281
Other accrued liabilities	6,973	6,487
Total accounts payable and other accrued liabilities	$29,068	$28,164

NOTE 5 — RELATED PARTY TRANSACTIONS

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime historically provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production and other services to facilitate the transition of these services to the Company on a standalone basis (the “Shared Services Agreement”). The Shared Services Agreement was most recently amended and restated in April 2017 and operates on a year-to-year basis after February 2019, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right terminate certain services effective December 2017 and other services effective July 2018, in each case with 90 days' prior written notice. DriveTime provides the Company with certain benefits, tax reporting and compliance, telecommunications and information technology services under the amended agreement. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. Total expenses related to the shared services agreement were approximately $0.0 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, which are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Aircraft Time Sharing Agreement

On October 22, 2015, the Company entered into an agreement to share usage of two aircraft operated by Verde Investments, Inc., an affiliate of DriveTime, (“Verde”). Pursuant to the agreement, the Company agreed to reimburse Verde for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or Verde can terminate the agreement with 30 days’ prior written notice. The Company reimbursed Verde approximately $0.1 million under this agreement during each of the three months ended March 31, 2017 and 2016.

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Lease Agreements

In November 2014, the Company and DriveTime entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, office, and parking space at various DriveTime inspection and reconditioning centers ("IRCs") and retail facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in March 2017. Lease duration varies by location, with the earliest expiration occurring in 2017. Most delivery hubs have two-year terms, subject to two consecutive one-year renewal options exercisable at up to ten of these locations. The DriveTime Lease Agreement provides that the Company may take over DriveTime's leases for the inspection and reconditioning centers that the Company uses as IRCs in their entirety on July 31, 2018, subject to the Company obtaining releases of DriveTime's liability under the applicable leases and causing DriveTime to be paid for any unamortized costs.

Under the DriveTime Lease Agreement, the Company pays a monthly rental fee related to its pro rata utilization of space at each facility plus a pro rata share of each facility’s actual insurance costs and real estate taxes. The Company is additionally responsible for paying for any tenant improvements it requires to conduct its operations and its share of estimated costs incurred by DriveTime related to preparing these sites for use. As it relates to locations where the Company reconditions vehicles, the Company’s share of facility and shared reconditioning supplies expenses are calculated monthly by multiplying the actual costs for operating the inspection centers by the Company’s pro rata share of total reconditioned vehicles and parking spaces at such inspection centers in a given month. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

Separate from the DriveTime Lease Agreement, in December 2016, the Company entered into a lease agreement related to a vehicle inspection and reconditioning center in Tolleson, Arizona, with Verde, with an initial term of approximately 15 years. The lease agreement requires monthly rental payments and can be extended for four additional five-year periods. In February 2017, the Company also entered into a lease with DriveTime for sole occupancy of a fully-operational inspection and reconditioning center in Winder, Georgia, where the Company previously maintained partial occupancy. The lease has an initial term of eight years, subject to the Company's ability to exercise three renewal options of five years each. The base rent for both of these leases will be subject to adjustment each year beginning January 1, 2018, increasing in an amount equal to the percentage increase in the Consumer Price Index, which amount shall not exceed 5% and shall not be less than 2%.

Expenses related to these lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended March 31, 2017, total costs related to these lease agreements were approximately $1.6 million with approximately $0.6 million and $1.0 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended March 31, 2016, total costs related to these lease agreements were approximately $0.5 million with approximately $0.4 million and $0.1 million allocated to inventory and selling, general and administrative expenses, respectively.

Corporate Office Leases

In November 2015, the Company entered into a lease agreement with Verde for its corporate headquarters. The rent expense incurred related to this lease for the three months ended March 31, 2016 was approximately $0.2 million. In December 2016, Verde sold the building and assigned the lease to a third party.

During the first quarter of 2017, the Company subleased additional office space at DriveTime’s corporate headquarters in Tempe, Arizona. Pursuant to this arrangement, the Company incurred rent of approximately $0.1 million during the three months ended March 31, 2017. This arrangement terminated in March 2017.

As discussed in Note 12 — Commitments and Contingencies, in September 2016, the Company entered into a lease with a third party for the second floor of a new corporate headquarters in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. Pursuant to this sublease, which has a term of 83 months and is co-terminus with DriveTime's master lease, subject to the right to exercise three five-year extension options, the Company will pay DriveTime rent equal to the amounts due under DriveTime's master lease. During the three months ended March 31, 2017, the rent expense incurred related to this first floor sublease was approximately $0.1 million.

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Vehicle Inventory Purchases

Through September 2016, the Company purchased vehicle inventory under DriveTime's auction numbers under a non-interest bearing agreement requiring periodic repayments. Vehicles purchased under this agreement were acquired by the Company at DriveTime's cost of the vehicles purchased with no markup. Beginning October 1, 2016, the Company purchased its vehicle inventory independently and made the payments itself through its vehicle inventory financing and security agreement. See Note 7 — Debt Instruments for further information.

Repurchase of Finance Receivables from DriveTime

On January 20, 2016, the Company repurchased approximately $72.4 million of finance receivables from DriveTime related to loans the Company originated and previously sold under the terms of the DriveTime receivable purchase agreement (the “DriveTime Receivable Purchase Agreement”) discussed below for a price of approximately $74.6 million. Such receivables were immediately sold by the Company to third party purchasers under the transfer and note purchase and security agreements for the same price of approximately $74.6 million. See Note 6 — Finance Receivable Sale Agreements for further information about the Transfer Agreements and Note Purchase and Security Agreements.

DriveTime Receivable Purchase Agreement

In June 2014, the Company entered into the DriveTime Receivable Purchase Agreement pursuant to which the Company may sell to DriveTime and DriveTime may purchase from the Company finance receivables that the Company originates in conjunction with the sale of vehicles. As of March 31, 2017 and December 31, 2016, the Company did not have any receivables due from DriveTime for the sales of such receivables. As of March 31, 2017, DriveTime is not obligated to make any additional purchases under the agreement.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime, pursuant to which the Company may sell certain ancillary products, including vehicle service contracts ("VSCs"), to customers purchasing a vehicle from the Company through its transaction platform. The Company earns a commission on each VSC sold to its customers and DriveTime subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the net fee to DriveTime on a periodic basis. During the three months ended March 31, 2017, the Company recognized approximately $1.8 million of commissions earned on VSCs sold to its customers and administered by DriveTime. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statement of operations.

Credit Facility with Verde

On February 27, 2017, the Company entered into a credit facility with Verde for an amount up to $50.0 million (the "Verde Credit Facility"). The Company could draw up to five loans in minimum amounts of $10.0 million each during the term of the agreement. As of March 31, 2017, $20.0 million was outstanding under the Verde Credit Facility. Amounts outstanding accrued interest at a rate of 12.0% per annum, compounding semi-annually and payable in kind and scheduled to mature in August 2018. The Verde Credit Facility required prepayment without penalty upon a sale of the Company’s equity with proceeds of at least $5.0 million, upon issuance by the Company of unsecured debt of at least $5.0 million or upon a change of control transaction involving the Company. Upon execution of the agreement, the Company paid Verde a commitment fee of $1.0 million. All outstanding borrowings and related interest under the Verde Credit Facility were repaid in full and the credit facility agreement terminated in connection with the initial public offering completed on May 3, 2017. See Note 14 — Subsequent Events for further details.

IP License Agreement

In February 2017, the Company entered into a license agreement that governs the rights of certain intellectual property owned by the Company and the rights of certain intellectual property owned by DriveTime. The license agreement generally provides that each party grants to the other certain limited exclusive (other than with respect to the licensor party and its affiliates) and non-exclusive licenses to use certain of its intellectual property and each party agrees to certain covenants not to sue the other party, its affiliates and certain of its service providers in connection with various patent claims. The exclusive

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

license to DriveTime is limited to the business that is primarily of subprime used car sales to retail customers. However, upon a change of control of either party, both parties’ license rights as to certain future improvements to licensed intellectual property and all limited exclusivity rights are terminated. The agreement does not provide a license to any of the Company's patents, trademarks, logos, customers’ personally identifiable information or any intellectual property related to the Company's vending machine, automated vehicle photography or certain other elements of the Company's brand.

Accounts Payable Due to Related Party

Amounts payable to DriveTime and Verde under the agreements explained above, as well as invoices DriveTime initially paid on behalf of the Company for vehicle reconditioning costs and general and administrative expenses, are included in accounts payable to related party in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, approximately $4.4 million and $1.9 million, respectively, was due to related parties primarily related to lease agreements, shared service fees, net VSC fees collected from customers and repayments to DriveTime for invoices paid on behalf of the Company.

NOTE 6 — FINANCE RECEIVABLE SALE AGREEMENTS

Transfer Agreements and Note Purchase and Security Agreements

In January 2016, the Company entered into transfer agreements pursuant to which it sells finance receivables meeting certain underwriting criteria to certain third party purchasers who engage DriveTime as servicer of such receivables. Pursuant to certain note purchase and security agreements, entered into in connection with the transfer agreements, such third party purchasers of receivables issued notes to certain parties, including Delaware Life Insurance Company (“Delaware Life”), in which Mark Walter has a substantial ownership interest. Mark Walter also indirectly controls CVAN Holdings, LLC and has non-controlling ownership interests in the other note purchasers under the note purchase and security agreements. Delaware Life also serves as an administrative agent and paying agent on behalf of the note purchasers. Under the transfer agreements and initial note purchase and security agreements, the Company could sell up to an aggregate of $230.0 million in principal balances of the finance receivables. Under this agreement through March 31, 2016, the Company had sold $109.5 million of finance receivables, including approximately $72.4 million of finance receivables repurchased from DriveTime, resulting in gain on loan sales of approximately $1.5 million, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2017, there was no unused capacity under the note purchase and security agreements.

Pursuant to the note purchase and security agreements, Delaware Life advanced $63.0 million through December 31, 2016 to the trusts that purchased the Company's automotive finance receivables.

Master Purchase and Sale Agreement and Master Transfer Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Purchase and Sale Agreement") and a master transfer agreement (the "Master Transfer Agreement") pursuant to which it sells finance receivables meeting certain underwriting criteria to certain third party purchasers, including Ally. DriveTime is the servicer of finance receivables sold under both agreements. Under the Purchase and Sale Agreement and the Master Transfer Agreement, the Company can sell up to an aggregate of $375.0 million, and $292.2 million, respectively, in principal balances of finance receivables subject to adjustment as described in the respective agreements. During the three months ended March 31, 2017, the Company sold approximately $67.9 million and $28.6 million in principal balances of finance receivables under the Purchase and Sale Agreement and the Master Transfer Agreement, respectively. As of March 31, 2017, there was approximately $285.8 million and $255.1 million of unused capacity under the Purchase and Sale Agreement and the Master Transfer Agreement, respectively.

In December 2016, the Company incurred approximately $0.9 million of costs directly attributable to establishing the Purchase and Sale Agreement and the Master Transfer Agreement. These costs are included as a component of other assets on the accompanying unaudited condensed consolidated balance sheets and will be expensed as a component of selling, general and administrative expenses over the period the Company sells finance receivables under these agreements.

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 7 — DEBT INSTRUMENTS

Floor Plan Facility

In October 2014, DriveTime and the Company entered into an inventory and financing agreement and a cross collateral, cross default and guaranty agreement with a third party secured by DriveTime and the Company’s vehicle inventory. In July 2015, the Company was removed as a party to the cross collateral agreement and the inventory and financing agreement was amended and restated to remove DriveTime (the "Floor Plan Facility"). The Floor Plan Facility was most recently amended in February 2017 and provides for up to $200.0 million of available credit, has an interest rate based on one month LIBOR plus 3.80%, and matures on December 27, 2017. This agreement may be extended for an additional 364-day period at the lender's sole discretion. All borrowings under the amended Floor Plan Facility are required to be used to acquire used vehicle inventory and are collateralized by substantially all the Company’s assets, other than the Company’s interests in real property. The Floor Plan Facility requires that at least 5% of the total principal amount owed to the lender is held as restricted cash.

Principal payments in an amount equal to the amount of the advance or loan must be made within five days of selling or otherwise disposing of the underlying vehicle inventory. For sales involving financing originated by the Company and sold under either the Purchase and Sale Agreement or the Master Transfer Agreement as mentioned in Note 6 — Finance Receivable Sale Agreements, the amended agreement extends repayment to the earlier of fifteen days after the sale of the used vehicle or one day following the sale of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of i) 50% of the original principal amount or ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty.

As of March 31, 2017, the interest rate on the Floor Plan Facility was 4.78%, the Company had an outstanding balance under this facility of approximately $189.7 million, borrowing capacity available of approximately $10.3 million and held approximately $9.5 million in restricted cash related to this facility. As of December 31, 2016, the Company had an outstanding balance under this facility of approximately $165.3 million, borrowing capacity available of approximately $34.7 million and held approximately $8.4 million in restricted cash related to this facility.

Notes Payable

The Company has entered into promissory note agreements during 2017 and 2016 totaling approximately $7.4 million to purchase equipment for its transportation fleet used to transport vehicles. The principal amounts range from approximately $0.3 million to $1.6 million with fixed annual interest rates ranging from 4.56% to 6.29%. Each of the notes require monthly payments and mature in five years. These notes are secured by the Company’s equipment acquired using the notes, including but not limited to any additions, replacements and proceeds. As of March 31, 2017, the outstanding amount of these notes totaled approximately $6.8 million, of which approximately $1.4 million is due within the next twelve months and is included as current portion of notes payable on the accompanying unaudited condensed consolidated balance sheet.

NOTE 8 — CLASS C REDEEMABLE PREFERRED UNITS

On July 27, 2015, the Company authorized the issuance of and sold 14,051,214 Class C Redeemable Preferred Units to CVAN Holdings, LLC, for $65.0 million. On April 27, 2016, the Company authorized the issuance of and sold 18,300,293 Class C Redeemable Preferred Units for $100.0 million to Mr. Garcia. On July 12, 2016, the Company authorized the issuance of and sold 8,597,319 Class C Redeemable Preferred Units to CVAN Holdings, LLC, and 1,672,179 Class C Redeemable Preferred Units to GV Auto I, LLC for approximately $50.0 million and $9.7 million, respectively. On December 9, 2016, the Company authorized the issuance of and sold 468,000 Class C Redeemable Preferred Units to the Fidel Family Trust for approximately $2.7 million.

In accordance with the Company’s Operating Agreement, the Class C Redeemable Preferred Units accrue a return (the “Class C Return”) at a coupon rate of 12.5% compounding annually on the aggregate amount of capital contributions made with respect to the Class C Redeemable Preferred Units. If the Company has a public offering in which the offering price per Class A Unit is greater than or equal to 200% of the original Class C Redeemable Preferred Unit issuance price, or if the Company has a sale transaction in which the proceeds payable with respect to the Class A Units is greater than or equal to 200% of the original Class C Redeemable Preferred Unit issuance price, the Company is no longer liable for the Class C Return. In the event of a public offering in which the offering price per Class A Unit is greater than or equal to 150% of the original Class

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

C Redeemable Preferred Unit issuance price, the Class C Redeemable Preferred Units are automatically converted to Class A Units on a one to one basis. On May 3, 2017 the Company completed an IPO at a price such that the Company is no longer liable for the Class C Return and the outstanding Class C Redeemable Preferred Units converted to Class A Units on a one to one basis. See Note 14 — Subsequent Events for further details on the IPO.

The Company records the issuance and sale of Class C Redeemable Preferred Units at fair value, net of issuance costs. As the redemption feature of the Class C Redeemable Preferred Units was out of the control of the Company as of March 31, 2017, the preferred stock was classified as temporary equity on the accompanying unaudited condensed consolidated balance sheets. The Company recognized the Class C Return as an increase in temporary equity and increase to members’ deficit. The Class C Return accrued during the three months ended March 31, 2017 and 2016 was approximately $7.3 million and $2.0 million, respectively. The total accrued Class C Return included in Class C Redeemable Preferred Units on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 was approximately $31.4 million and $24.1 million, respectively.

NOTE 9 — MEMBERS' DEFICIT

The Company’s three classes of member units as of March 31, 2017 were Class A (the “Class A Units), Class B (the “Class B Units) and Class C Redeemable Preferred Units. Class A Units and Class B Units are components of members’ deficit and Class C Redeemable Preferred Units are temporary equity, as explained in Note 8 — Class C Redeemable Preferred Units. As of March 31, 2017, there were approximately 103.3 million, 6.7 million and 43.1 million Class A Units, Class B Units and Class C Redeemable Preferred Units, respectively, issued and outstanding. Class B Units are issued under the Company’s Equity Incentive Plan (the “Equity Incentive Plan”) and are earned over the requisite service period. See Note 10 — Unit-Based Compensation for further details.

Costs Related to the IPO

During the three months ended March 31, 2017, the company incurred approximately $1.9 million directly related to the IPO. As of March 31, 2017 and December 31, 2016, the Company had incurred a total of approximately $3.2 million and $1.3 million, respectively, of costs directly related to the IPO, which are included in other assets on the accompanying unaudited condensed consolidated balance sheets.

NOTE 10 — UNIT-BASED COMPENSATION

Unit-Based Compensation Expense

Class B Unit compensation expense is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. During the three months ended March 31, 2017, the Company did not issue any Class B Units. Compensation expense related to Class B Units included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 was approximately $0.2 million and $0.1 million, respectively.

As of March 31, 2017, the total unrecognized compensation expense related to outstanding Class B Units was approximately $1.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years. Total unrecognized unit-based compensation expense will be adjusted for actual forfeitures.

Company Performance Plan

The Company created the Performance Plan on July 25, 2016, whereby the Company may grant up to 1,000,000 performance units (the “Performance Units”) to certain individual employees and consultants. The Performance Units granted are subject to continued employment and are only exercisable upon a qualifying transaction, which is either a change of control or an initial public offering, each as defined in the Performance Plan. Upon the occurrence of a qualifying transaction, each Performance Unit entitles the holder to receive a payment from the Company with such payment, and related compensation expense, determined by multiplying (i) the excess, if any, of the qualifying transaction price over the base amount of the Performance Unit, by (ii) the stated number of Class B units deemed covered by the Performance Unit. In the event of an initial public offering the Company has the option to settle the award in cash or equity. As of March 31, 2017, 0.6 million Performance Units had been granted under the Performance Plan at participation thresholds between $0.00 to $5.8114. No Performance

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Units were granted during the three months ended March 31, 2017. No compensation expense has been recorded during the three months ended March 31, 2017 related to the outstanding Performance Units as no qualifying transactions were deemed probable to occur as of March 31, 2017. The IPO completed on May 3, 2017 constituted a qualifying transaction under the terms of the Performance Plan. The Company chose to settle the Performance Units in equity awards of Carvana Co. and recognized compensation expense related to the vested portion of these equity awards upon completion of the IPO.

NOTE 11 — NET LOSS PER UNIT

Basic and diluted net loss per unit attributable to Class A Unit holders is calculated using the two-class method required for entities with participating securities. Vested Class B Units and Class C Redeemable Preferred Units are considered participating securities for purposes of calculating basic and diluted net loss per Class A Unit. As holders of Class B Units and Class C Redeemable Preferred Units do not have a contractual obligation to share in the losses of the Company, the net loss is not allocated between Class A Units and participating securities. Accordingly, Class B Units and Class C Redeemable Preferred Units are excluded from the calculation of basic and diluted net loss per unit attributable to Class A Unit holders. The Company’s basic and diluted net loss per unit attributable to Class A Unit holders are the same because the Company has generated a net loss attributed to Class A Unit holders and Class A Unit equivalents are excluded from diluted net loss per unit attributed to Class A Unit holders because they have an anti-dilutive impact.
The following table presents the calculation of basic and diluted net loss per unit attributable to Class A Unit holders (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net loss	$(38,439)	$(17,325)
Accrued Return on Class C Redeemable Preferred Units	(7,261)	(2,025)
Net loss attributable to Class A Unit holders, basic and diluted	$(45,700)	$(19,350)
Weighted-average Class A Units outstanding, basic and diluted	103,286	103,286
Net loss per Class A Unit, basic and diluted	$(0.44)	$(0.19)

Class C Redeemable Preferred Units of approximately 43.1 million and 14.1 million as of March 31, 2017 and 2016, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Class B Units of approximately 3.9 million and 3.5 million for the three months ended March 31, 2017 and 2016, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of March 31, 2017, the Company is a tenant under various operating leases with third parties related to certain of its delivery hubs and vending machines. The initial terms expire at various dates between 2017 and 2026. Many of the leases include one or more renewal options of five to ten year periods. Rent expense for these operating leases was approximately $0.7 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

In September 2016, the Company entered into a new lease with a third party for the second floor of a new corporate headquarters in Tempe, Arizona that it expects to occupy before the third quarter of 2017. The lease has an initial term of 83 months and has three five-year extension options. At the request of the landlord, DriveTime agreed to partially guarantee the lease payments until the 30th full calendar month of such lease. The Company will start incurring rent expense for this lease in April 2017.

The Company also has lease agreements with DriveTime that provide the Company access to and utilization of space at various DriveTime inspection and reconditioning centers, temporary storage locations, and retail facilities. Additionally, the Company entered into a sublease with DriveTime for the use of the first floor of its new corporate headquarters in Tempe, Arizona. See Note 5 — Related Party Transactions for further related party lease information.

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Letters of Credit

In October 2016, the Company obtained an unconditional, irrevocable, stand-by letter of credit for $1.9 million to satisfy a condition of a new lease agreement. The Company is required to maintain a cash deposit of $1.9 million with the financial institution that issued the stand-by letter of credit. The Company has earned interest on this letter of credit, and as of March 31, 2017 and December 31, 2016, the balance with the financial institution was approximately $2.0 million. This balance is classified as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

Legal Matters

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or cash flows.

NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2017 and December 31, 2016, the Company held certain assets that were required to be measured at fair value on a recurring basis. Also, as described in Note 6 — Finance Receivable Sale Agreements, the Company elected the fair value option for the potential future purchase price adjustment payments under the Master Purchase and Sale Agreement. The following is a summary of fair value measurements at March 31, 2017 and December 31, 2016 (in thousands):

As of March 31, 2017:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$9,100	$9,100	$—	$—
Purchase Price Adjustment Payment (2)	381	—	—	381

As of December 31, 2016:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$20,088	$20,088	$—	$—
___________________________
(1) Classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.
(2) Classified as other assets in the accompanying unaudited condensed consolidated balance sheet and as a component of other sales and revenues in the accompanying unaudited condensed consolidated statement of operations.

The fair value of the purchase price adjustment payment receivable is estimated based on the present value of the payment the Company will receive if the finance receivables sold under the Master Purchase and Sale Agreement outperform the purchaser's expectation as of the measurement dates specified by the Master Purchase and Sale Agreement. The fair value of this receivable is determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds the purchaser’s estimated performance of the underlying finance receivables. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amount. Such fair value measurement is considered Level 3 under the fair value hierarchy.

The carrying amounts of restricted cash, receivables due from related party, accounts payable and accrued liabilities and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the Floor Plan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period. The carrying value of notes payable was determined to approximate fair value as each of the notes has prevailing interest rates, which have not materially changed as of March 31, 2017. The fair value of finance receivables, net was determined to be approximately $25.7 million and $25.6 million

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

as of March 31, 2017 and December 31, 2016, respectively, utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement is considered Level 2 under the fair value hierarchy.

NOTE 14 — SUBSEQUENT EVENTS

Verde Credit Facility

Subsequent to March 31, 2017, the Company drew an additional $15.0 million under the Verde Credit Facility bringing the total outstanding balance to $35.0 million. On May 3, 2017, Carvana Co. completed the IPO, and as a result, the Verde Credit Facility was terminated and the Company repaid the entire outstanding principal of $35.0 million and accrued interest using a portion of the proceeds from the IPO.

Carvana Co. Initial Public Offering

On May 3, 2017, Carvana Co. completed an initial public offering ("IPO") of 15,000,000 shares of Class A common stock at a public offering price of $15.00 per share. Carvana Co. received $210.7 million in proceeds, net of underwriting discounts and commissions. Carvana Co. contributed the net proceeds to its wholly owned subsidiary, Carvana Sub, that in turn acquired 18,750,000 newly-issued LLC Units in Carvana Group, of which approximately 170,000 LLC Units were transferred to Ernest Garcia, II in exchange for his 0.1% ownership interest in Carvana, LLC. In turn, Carvana Group repaid $35.0 million of outstanding borrowings under the Verde Credit Facility and paid expenses incurred in connection with the Organizational Transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context requires otherwise, references in this report to "Carvana," the “Company,” “we,” “us” and “our” refer to Carvana Group, LLC and its consolidated subsidiaries prior to the initial public offering described in this report and to Carvana Co. and its consolidated subsidiaries following the Organizational Transactions and the initial public offering. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our prospectus filed with the SEC on April 28, 2017, as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.

Overview

Carvana is a leading eCommerce platform for buying used cars. We are transforming the used car buying experience by giving consumers what they want — a wide selection, great value and quality, transparent pricing and a simple, no pressure transaction. Each element of our business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

Since the launch of our first market in January 2013 through March 31, 2017, we have purchased, reconditioned, sold and delivered approximately 35,900 vehicles to customers through our website, generating $700.8 million in revenue.

Our business combines a comprehensive online sales experience with a vertically-integrated supply chain that allows us to sell high quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•
Purchase a used vehicle.    As of March 31, 2017, we listed approximately 7,700 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts (“VSCs”) and trade-ins.

•
Finance their purchase.    Customers can pay for their Carvana vehicle using cash, our proprietary loan origination platform or financing from third parties such as banks or credit unions. Customers who choose to apply for our in-house financing fill out a short application form, select from a range of financing terms we provide, and, if approved, apply the financing to their purchase in our online checkout process. We generally seek to sell the automotive finance receivables we originate to third party financing partners and earn a premium on each sale.

•
Protect their purchase.    Customers have the option to protect their vehicle with a CarvanaCare-branded VSC as part of our online checkout process. VSCs provide customers with insurance against certain mechanical repairs after the expiration of their vehicle’s original manufacturer warranty. We earn a fee for selling VSCs on behalf of an affiliate of DriveTime and, historically, third parties, who are the obligors under these VSCs. We generally have no contractual liability to customers for claims under these agreements.

•
Sell us their car.    We allow our customers to trade-in a vehicle and apply the trade-in value to their purchase, or to sell us a vehicle independent of a purchase. Using our digital appraisal tool, customers can complete a short appraisal form and receive an offer for their trade-in nearly instantaneously. We generate trade-in offers using a proprietary valuation algorithm supported by extensive used vehicle market and customer behavior data. When customers accept our offer, we take their vehicles into inventory and sell them either at auction as a wholesale sale or through our website as a retail sale. Vehicles sold at auction typically do not meet the quality or condition standards required to be included in retail inventory displayed for sale on our website.

To enable a seamless customer experience, we have built a vertically-integrated used vehicle supply chain, supported by proprietary software systems and data.

•
Vehicle sourcing and acquisition.    We acquire the majority of our used vehicle inventory from wholesale auctions. We also, to a lesser extent, acquire vehicles from consumers and directly from used vehicle suppliers, including franchise and independent dealers, leasing companies, and car rental companies. Using proprietary machine learning algorithms and data from a variety of internal and external sources, we evaluate tens of thousands of vehicles daily to determine their fit with consumer demand, internal profitability targets, and our existing inventory mix.

•
Inspection and reconditioning.    After acquiring a vehicle, we transport it to one of our inspection and reconditioning centers (“IRCs”), where it undergoes a 150-point inspection and is reconditioned to meet “Carvana Certified” standards. This process is supported by a custom used vehicle inventory management system, which tracks vehicles through each stage of the process and is seamlessly integrated with auto parts suppliers to facilitate the procurement of required parts.

•
Photography and merchandising.    We photograph vehicles using our proprietary photo booths located at each of our IRCs. This allows us to display interactive, 360-degree images of each vehicle on our website. We also annotate each vehicle image with a list of features and imperfections to assist our customers in their evaluation of each vehicle for purchase. Our 360-degree photo and annotation processes are enabled by proprietary imaging technology and integrations with various vehicle data providers for vehicle feature and option information.

•
Logistics and fulfillment.    We transport vehicles purchased by our customers to their local market for home delivery or pick-up. In markets where we have launched operations, delivery to the customer is completed by a Carvana employee in a branded delivery truck. In a subset of these markets, customers have the option of picking up their car at one of our vending machines. These vending machines are multi-story glass towers where our customers deposit a token into a coin slot and an automated platform delivers the purchased vehicle to a garage bay where the customer is waiting. Our vending machines provide an attractive and unique customer pick-up experience, developing brand awareness while lowering our variable vehicle delivery expense. Our logistics and fulfillment operations are supported by our proprietary vehicle transportation management system, which optimizes the scheduling of transport routes and delivery slots.

Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website. During the three months ended March 31, 2017, the number of vehicles we sold to retail customers grew by 120.3% to 8,334, compared to 3,783 in the three months ended March 31, 2016.

We view the number of vehicles we sell to retail customers as the most important measure of our growth, and we expect to continue to focus on building a scalable platform to increase our retail units sold. This focus on retail units sold is motivated by several factors:

•
Retail units sold enable multiple revenue streams, including the sale of the vehicle itself, the sale of automotive finance receivables originated to finance the vehicle, the sale of VSCs, and the sale of vehicles acquired from customers as trade-ins.

•
Retail units sold are the primary driver of customer referrals and repeat sales. Each time we sell a vehicle to a new customer, that customer becomes a candidate to refer future customers and can become a repeat buyer in the future.

•
Retail units sold is an important driver of the average number of days between vehicle acquisition by us and the sale to a customer. Reducing average days to sale impacts gross profit on our vehicles because used cars depreciate over time.

•
Retail unit sales allow us to benefit from economies of scale due to our centralized online sales model. We believe our model provides meaningful operating leverage in acquisition, reconditioning, transport, customer service and delivery.

We plan to invest in technology and infrastructure to support growth in unit sales. This includes continued investment in our acquisition, reconditioning, and logistics network, as well as continued investment in product development and engineering to deliver customers a best-in-class experience.

Markets

Our growth in retail units sold is driven by expansion into new markets and increased penetration in our existing markets. We define a market as a metropolitan area in which we have commenced local advertising and offer free home delivery to customers with a Carvana employee and branded delivery truck. Opening a new market involves hiring a market operations manager and a team of customer advocates, connecting the market to our existing logistics network, and initiating local advertising. Each new market has typically required approximately $500,000 in capital expenditures, primarily related to the acquisition of 1 to 2 branded delivery trucks, a multi-car hauler to connect the market to our logistics network, and furniture, fixtures and equipment in a local office space. As a market scales, we may elect to build a vending machine in the market to improve fulfillment and further increase customer awareness. Each new vending machine typically requires $4.5 million to $5.5 million of capital expenditures, depending on the number of stories in the vending machine tower and local market conditions.

Our capital- and headcount-light expansion model has enabled us to increase our rate of market openings in each of the past four years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, 12 in 2016, and two in the first quarter of 2017, bringing our total number of markets to 23 as of March 31, 2017. Over this period, we have continually improved our market expansion playbook, which we believe provides us with the capability to accelerate this rate of market openings in the future.

When we open a market, we commence advertising using a blend of brand and direct advertising channels. Our advertising spend in each market is approximately proportionate to each market’s population, subject to adjustments based on specific characteristics of the market, used vehicle market seasonality and special events such as vending machine openings. Each market takes time to ramp due to the prolonged nature of the used vehicle sales cycle. According to IHS Automotive, the average consumer buys a used vehicle about once every five years, meaning many customers we reach through our advertising will not be in the market for a used vehicle for several years. Moreover, with a five-year sales cycle, word of mouth, referrals and repeat purchases impact sales over an extended time period. These effects historically have led to increased market penetration over time following the market opening.

Revenue and Gross Profit

Our expansion into new markets and increased penetration in existing ones has led to growth in retail unit sales. We generate revenue on retail units sold from four primary sources: the sale of the vehicle, gains on the sales of loans originated to finance the vehicle, sales of VSCs, and wholesale sales of vehicles we acquire from customers as trade-ins.

Our largest source of revenue, used vehicle sales, totaled $148.4 million during the three months ended March 31, 2017. As we continue to expand to new markets and increase penetration in existing ones, we expect used vehicle sales to increase as we increase retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales of trade-ins and other vehicles acquired from customers totaled $5.7 million during the three months ended March 31, 2017. We expect wholesale sales to increase with retail units sold and as we expand our suite of product offerings to customers who may wish to trade-in or to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which includes gains on the sales of loans we originate and sales commissions on VSCs, totaled $5.0 million during the three months ended March 31, 2017. We expect other sales and revenues to increase with retail units sold and as we improve our ability to offer attractive financing solutions and VSCs to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During our growth phase, our highest priority will continue to be generating demand and building an infrastructure to support growth in retail units sold. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies include the following:

•
Reduce average days to sale.   Our goal is to increase both our number of markets and our sales growth at a faster rate than we increase our inventory size, which we believe would decrease average days to sale due to a relative increase in demand versus supply. Reductions in average days to sale lead to fewer vehicle price reductions, and therefore higher average selling prices, other things being equal. Higher average selling prices in turn lead to higher gross profit per unit sold, all other factors being equal.

•
Leverage existing IRC infrastructure.  As we scale, we intend to more fully utilize the capacity in our existing IRCs, which collectively have capacity to inspection and recondition 150,000 vehicles per year.

•
Increase utilization on logistics network. As we scale, we intend to more fully utilize our in-house logistics network to transport cars to our IRCs after acquisition from wholesale auctions or customers.

•	Increase conversion on existing products. We plan to continue to improve our website to highlight the benefits of our complementary product offerings, including financing, VSCs and trade-ins.

•	Add new products and services. We plan to utilize our online sales platform to offer additional complementary products and services to our customers.

•
Optimize pricing. We regularly test the pricing of our products, including vehicle sticker prices, trade-in offers, and ancillary product prices and believe we can gain by further optimizing prices over time.

Seasonality

Used vehicle sales exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Historically, this has led our gross profit per unit to be higher on average in the first half of the year than in the second half of the year. We may experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business.

Relationship with DriveTime

Carvana was founded as a subsidiary of DriveTime in 2012 and subsequently spun out of DriveTime as a standalone entity in November 2014. DriveTime consolidated Carvana in its financial statements through July 2015. DriveTime is controlled by our controlling shareholder, who is also the father of Ernie Garcia, III, our Chief Executive Officer.

We were incubated by, and benefit from, our relationship and a series of arrangements with DriveTime that were not negotiated at arm’s length. For example, we have contractual lease agreements with DriveTime allowing us to utilize three of their largest IRCs for vehicle reconditioning and distribution. Under these lease agreements, we presently operate IRCs in Winder, Georgia, Blue Mound, Texas and Delanco, New Jersey, which at full utilization will provide us with the ability to purchase and recondition over 150,000 vehicles per year. We also benefit from favorable leases from DriveTime for office space in some of our markets and various storage lots for our vehicle inventory. Through September 30, 2016, we also purchased most of our inventory of vehicles through DriveTime. Beginning in October 2016, however, we began to purchase all of our vehicle inventory independently and made payments ourselves through our vehicle inventory financing and security agreement. We also historically relied on DriveTime to provide certain accounting, finance, legal, human resources and information technology services for us. Our reliance on DriveTime for these functions has declined as we transition them to us on a standalone basis. As of March 31, 2017, DriveTime provides us with benefits, tax reporting and compliance, telecommunications and IT services. DriveTime is currently in the process of evaluating strategic alternatives, including the potential sale of the company to interested third parties. If such a sale is completed, there can be no assurances that DriveTime will enter into any new agreements or arrangements, or extensions or renewals of existing agreements or arrangements, with us on the same or similar terms or at all.

Key Operating Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our progress, and make strategic decisions. Our key operating metrics reflect the key drivers of our growth, including opening new markets, increasing brand awareness and enhancing the selection of vehicles we make available to our customers. Our key operating metrics also demonstrate our ability to translate these drivers into retail sales and to monetize these retail sales through a variety of product offerings.

	Three Months Ended March 31,
	2017	2016
Retail units sold	8,334	3,783
Number of markets	23	11
Average monthly unique visitors	698,796	337,486
Inventory units available on website	7,746	2,951
Average days to sale	93	83
Total gross profit per unit	$1,169	$1,046

Retail Units Sold

We define retail units sold as the number of vehicles sold to customers in a given period, net of returns under our seven-day return policy. We view retail units sold as a key measure of our growth for several reasons. First, retail units sold is the primary driver of our revenues and, indirectly, gross profit, since retail unit sales enable multiple complementary revenue streams, including financing, VSCs and trade-ins. Second, growth in retail units sold increases the base of available customers for referrals and repeat sales. Third, growth in retail units sold is an indicator of our ability to successfully scale our logistics, fulfillment, and customer service operations.

Number of Markets

We define a market as a metropolitan area in which we have commenced local advertising and offer free home delivery to customers with a Carvana employee and branded delivery truck. We view the number of markets we serve as a key driver of our growth. As we increase our number of markets, the population of consumers who have access to our fully-integrated customer experience increases, which in turn helps to increase the number of vehicles we sell.

Average Monthly Unique Visitors

We define a monthly unique visitor as an individual who has visited our website within a calendar month, based on data provided by Google Analytics. We calculate average monthly unique visitors as the sum of monthly unique visitors in a given period, divided by the number of months in that period. We view average monthly unique visitors as a key indicator of the strength of our brand, the effectiveness of our advertising and merchandising campaigns and consumer awareness.

Inventory Units Available

We define inventory units available as the number of vehicles listed for sale on our website on the last day of a given reporting period. Until we reach an optimal pooled inventory level, we view inventory units available as a key measure of our growth. Growth in inventory units available increases the selection of vehicles available to consumers in all of our markets simultaneously, which we believe will allow us to increase the number of vehicles we sell. Moreover, growth in inventory units available is an indicator of our ability to scale our vehicle purchasing, inspection and reconditioning operations.

Average Days to Sale

We define average days to sale as the average number of days between vehicle acquisition by us and delivery to a customer for all retail units sold in a period. However, this metric does not include any retail units that remain unsold at period end. We view average days to sale as a useful metric due to its impact on used vehicle average selling price.

Total Gross Profit per Unit

We define total gross profit per unit as the aggregate gross profit in a given period divided by retail units sold in that period. Total gross profit per unit is driven by sales of used vehicles, each of which generates up to three additional revenue sources: gains on the sales of loans originated to finance the vehicle, sales of VSCs and wholesale sales of vehicles we acquire from customers as trade-ins. We believe gross profit per unit is a key measure of our growth and long-term profitability.

Components of Results of Operations

Used Vehicle Sales

Used vehicle sales represent the aggregate sales of used vehicles to customers through our website. Revenue from used vehicles sales is recognized upon delivery or pick-up of the vehicle by the customer and reported net of a reserve for expected returns. Factors affecting used vehicle sales revenue include the number of retail units sold and the average selling price of these vehicles. At our current stage of growth, changes in retail units sold are a much larger driver of changes in revenue than are changes in average selling price.

The number of used vehicle units we sell depends on the number of markets we serve, our volume of website traffic in these markets, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customer sales experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships, and general economic conditions. On a quarterly basis, the number of used vehicle units we sell is also affected by seasonality, with demand for used vehicles reaching a seasonal high point in the first half of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter.

Our average retail selling price depends on the mix of vehicles we acquire and hold in inventory, retail market prices in our markets, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. We anticipate that our average days to sale will decline over time as we continue to launch new markets, which we believe will have a positive impact on our average retail selling price, other things being equal.

Wholesale Vehicle Sales

Wholesale vehicle sales is equal to the aggregate proceeds we receive on vehicles sold to wholesalers. The vehicles we sell to wholesalers are primarily acquired from our customers who trade-in their existing vehicles when making a purchase from us, although, to a lesser extent, we also acquire vehicles from customers who do not purchase another vehicle from us. Factors affecting wholesale vehicle sales include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is driven by the mix of wholesale vehicles we purchase, as well as general supply and demand conditions in the applicable wholesale vehicle market.

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of automotive finance receivables we originate and sell to third parties and commissions we receive on VSCs. Prior to December 9, 2016, the VSCs were sold and administered by third parties. On December 9, 2016, the Company entered into a master dealer agreement with DriveTime, pursuant to which we sell VSCs that DriveTime administers. The commission revenues we recognize on VSCs depends on the number of retail units we sell, the conversion rate of VSCs on these sales, commission rates we receive, VSC early cancellation frequency, product features and regional and statutory restrictions.

We generally seek to sell the automotive finance receivables we generate under committed forward flow arrangements with third parties who acquire these receivables at premium prices without recourse to us for their post-sale performance. Factors affecting revenue from these sales include the number of automotive finance receivables we originate, the average principal balance of these receivables, the credit quality of the portfolio and the price at which we are able to sell them to third parties.

The number of receivables we originate is driven by the number of used vehicles sold and the percentage of our sales for which we provide financing, which is influenced by the financing terms we offer our customers relative to alternatives available to the customer. The average principal balance is driven primarily by the mix of vehicles we sell, since higher average selling prices typically mean higher average receivable balances. The price at which we resell these automotive finance receivables is driven by the terms of our forward flow arrangements and applicable interest rates.

Cost of Sales

Cost of sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles, and supply and demand dynamics in the wholesale vehicle market. Reconditioning costs consist of direct costs, including parts, labor, and third party repair expenses directly attributable to specific vehicles, as well as indirect costs, such as IRC overhead. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition to the IRC. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Used Vehicle Gross Profit

Used vehicle gross profit equals the vehicle sales price minus our costs of sales associated with vehicles that we list for retail sale on our website. Used vehicle gross profit per unit equals our aggregate used vehicle gross profit in any measurement period divided by the number of retail units sold in such period.

Wholesale Vehicle Gross Profit

Wholesale vehicle gross profit equals the vehicle sales price minus our cost of sales associated with vehicles we sell to wholesalers. Factors affecting wholesale gross profit include the number of wholesale units sold, the average wholesale selling price of these vehicles, and the acquisition price we offer to the customer.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in gross profit and the associated drivers are identical to changes in revenues from these products and the associated drivers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include expenses associated with advertising to customers, operating our logistics hub, fulfillment center and vending machine operations, operating our logistics and fulfillment network, and other corporate overhead expenses, including expenses associated with IT, product development, engineering, legal, accounting, finance, and business development. We anticipate that these expenses will increase as we grow. SG&A expenses exclude the costs of inspecting and reconditioning vehicles, which are included in cost of sales.

Interest Expense

Interest expense includes interest incurred on our Floor Plan Facility and notes payable, which are used to fund inventory and our transportation fleet, respectively, along with interest related to the Verde Credit Facility, which is used as needed to fund working capital.

Results of Operations

	Three Months Ended March 31,
	2017	2016	Change

	(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$148,382	$68,495	116.6%
Wholesale vehicle sales	5,726	1,559	267.3%
Other sales and revenues (1)	4,965	2,897	71.4%
Total net sales and operating revenues	$159,073	$72,951	118.1%
Gross profit:
Used vehicle gross profit	$4,626	$1,130	309.4%
Wholesale vehicle gross profit (loss)	155	(70)	n/a
Other gross profit (1)	4,965	2,897	71.4%
Total gross profit	$9,746	$3,957	146.3%
Market information:
Markets, beginning of period	21	9	133.3%
Market launches	2	2	—%
Markets, end of period	23	11	109.1%
Unit sales information:
Used vehicle unit sales	8,334	3,783	120.3%
Wholesale vehicle unit sales	1,288	504	155.6%
Per unit selling prices:
Used vehicles	$17,804	$18,106	(1.7)%
Wholesale vehicles	$4,446	$3,093	43.7%
Per unit gross profit: (2)
Used vehicle gross profit	$555	$299	85.6%
Wholesale vehicle gross profit (loss)	$120	$(139)	n/a
Other gross profit	$596	$766	(22.2)%
Total gross profit	$1,169	$1,046	11.8%

(1) Includes $1,758 of other sales and revenues from related parties for the three months ended March 31, 2017.
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.

Used Vehicle Sales

Used vehicle sales increased by $79.9 million to $148.4 million during the three months ended March 31, 2017, compared to $68.5 million during the three months ended March 31, 2016. The increase in revenue was primarily due to an increase in the number of used vehicles sold from 3,783 to 8,334. The increase in unit sales was driven in part by growth to 23 markets as of

March 31, 2017 from 11 markets as of March 31, 2016. The increase in units sold was also driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness, and customer referrals. We anticipate that unit sales will continue to grow as we launch new markets and increase penetration in existing markets. The average selling price of our retail units sold decreased to $17,804 in the three months ended March 31, 2017 from $18,106 in the same quarter in the prior year. We believe average selling prices declined partially due to delayed timing of IRS refunds, which many customers use for down payments. The delay contributed to an increase in average days to sale to 93 days in the first quarter of 2017 from 83 days in the comparable prior year period leading to additional sticker price reductions and therefore lower average selling prices.

Wholesale Vehicle Sales

Wholesale vehicle sales increased by $4.2 million to $5.7 million during the three months ended March 31, 2017, compared to $1.6 million during the three months ended March 31, 2016. We primarily obtain our wholesale inventory from customer trade-ins. As our retail unit sales have increased, so have the trade-ins we receive. In addition, we saw an increase in the ratio of wholesale units sold to retail units sold in the first quarter of 2017 compared to the first quarter of 2016. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased.

Other Sales and Revenues

Other sales and revenues primarily consist of gains on the sales of loans we originate and commissions we receive on sales of VSCs. Other sales and revenues increased by $2.1 million to $5.0 million during the three months ended March 31, 2017, compared to $2.9 million during the three months ended March 31, 2016. This increase was primarily driven by the increase in retail units sold. The benefit of the increase in retail units sold was partially offset by a reduction in other sales and revenues per retail unit as a result of lower gain on loan sale per retail unit, which occurred while we transitioned to a new third-party finance partner beginning at the end of 2016. During the three months ended March 31, 2016, VSC revenues were generated from third party sales whereas during the three months ended March 31, 2017, all VSC sales were administered through DriveTime.

Used Vehicle Gross Profit

Used vehicle gross profit increased by $3.5 million to $4.6 million during the three months ended March 31, 2017, compared to $1.1 million during the three months ended March 31, 2016. This increase was driven primarily by an increase in used vehicle gross profit per unit to $555 for the three months ended March 31, 2017 compared to $299 for the three months ended March 31, 2016. Despite the lower average selling prices, which we believe were impacted by the delayed timing of IRS refunds described above, vehicle gross profit per unit increased. The increase was driven by enhancements in our proprietary vehicle purchasing and pricing technology, as well as by cost efficiencies in the transportation of our vehicles.

Wholesale Vehicle Gross Profit

Wholesale vehicle gross profit increased to $0.2 million during the three months ended March 31, 2017, compared to a loss during the three months ended March 31, 2016. This increase was driven primarily by an increase in wholesale gross profit per wholesale unit to $120 from a loss of $139. The increase in wholesale gross profit per unit was driven by improvements in our automated appraisal algorithms and wholesale disposition processes.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended March 31,
	2017	2016

	(in thousands)
Compensation and benefits (1)	$16,303	$6,647
Advertising expense	11,439	5,660
Market occupancy costs (2)	983	453
Logistics (3)	2,808	1,431
Other overhead costs (4)	14,375	6,441
Total	$45,908	$20,632

(1) Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes, and unit-based compensation, except those related to reconditioning vehicles which are included in cost of sales.

(2) Market occupancy costs includes rent, utilities, security, repairs and maintenance, and depreciation of buildings and improvements, including vending machines and fulfillment centers, excluding the portion related to reconditioning vehicles which is included in cost of sales, and excluding the portion related to our corporate office which is included in other overhead costs.

(3) Logistics includes fuel, maintenance, and depreciation related to owning and operating our own transportation fleet, and third party transportation fees.
(4) Other overhead costs include all other overhead and depreciation expenses such as IT expenses, limited warranty, travel, insurance, bad debt, title and registration, and other administrative expenses.

Selling, general and administrative expenses increased by $25.3 million to $45.9 million during the three months ended March 31, 2017, compared to $20.6 million during the three months ended March 31, 2016. The increase is partially due to an increase in compensation and benefits of $9.7 million, which was driven by expansion into new markets and growth in headcount at our Phoenix headquarters, including in our product and engineering, accounting, finance, legal, real estate, information technology, and human resources departments. These expenses will increase as we expand to additional markets and as we incur increased expenses as a public company, in absolute terms. Advertising, market occupancy, logistics and other overhead expenses increased during the three months ended March 31, 2017 compared to the prior period primarily due to an increase in number of markets.

Interest Expense

Interest expense increased by $1.3 million to $2.1 million during the three months ended March 31, 2017, compared to $0.7 million during the three months ended March 31, 2016. In order to expand the inventory we make available to customers, we increased our borrowings under our Floor Plan Facility. The increase in interest expense is due to the increases in the outstanding balance. In addition, we incurred approximately $0.1 million in interest related to the Verde Credit Facility.

Non-GAAP Financial Measures

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we also present the following non-GAAP measures: EBITDA, adjusted net loss and adjusted net loss per share.

EBITDA

EBITDA is a non-GAAP supplemental measure of operating performance that does not represent and should not be considered an alternative to net loss or cash flow from operations, as determined by GAAP. EBITDA is defined as net loss before interest expense, income tax expense and depreciation and amortization expense. We use EBITDA to measure the operating performance of our business, excluding specifically identified items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations. EBITDA may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations. A reconciliation of EBITDA to net loss, the most directly comparable GAAP measure, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss	$(38,439)	$(17,325)
Depreciation and amortization expense	2,061	866
Interest expense	2,059	710
EBITDA	$(34,319)	$(15,749)

Adjusted Net Loss and Adjusted Net Loss per Share

Adjusted net loss represents net loss attributable to Carvana Co. assuming the full exchange of all outstanding LLC Units for shares of Class A common stock for the entire reporting period. Adjusted net loss per share is calculated by dividing adjusted net loss by the weighted-average shares of Class A common stock outstanding assuming (i) the full exchange of all outstanding LLC Units and (ii) shares issued in our public offering were outstanding for the entire period presented.

Adjusted net loss and adjusted net loss per share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net loss and net loss per share, as determined under GAAP. We believe that adjusted net loss and adjusted net loss per share supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period and relative to our competitors. A reconciliation of adjusted net loss to net loss, the most directly comparable GAAP measure, and the computation of adjusted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(38,439)	$(17,325)
Add: Net loss attributable to non-controlling interests (1)	—	—
Adjusted net loss attributable to Carvana Co.	$(38,439)	$(17,325)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic	—	—
Adjustments:
Assumed exchange of LLC Units for shares of Class A common stock (1)	121,760	121,760
Assumed issuance of Class A common stock in connection with the initial public offering (2)	15,000	15,000
Adjusted shares of Class A common stock outstanding	136,760	136,760

Adjusted net loss per share	$(0.28)	$(0.13)

(1)
Assumes exchange of all outstanding LLC Units for shares of Class A common stock retroactively applied as if the exchanges had occurred at the beginning of each period presented under the terms of the exchange agreement.

(2)	Adjustment to give effect to 15,000,000 shares issued in connection with the initial public offering retroactively applied as if the shares had been issued at the beginning of each period.

Liquidity and Capital Resources

General

Our principal sources of liquidity are our cash generated from operations and financing activities. Cash generated from our operating activities primarily includes cash derived from the sale of used retail vehicles, the sale of wholesale vehicles, commissions on VSCs sold in connection with the sale of used vehicles, and proceeds from the sale of automotive finance receivables originated in connection with the sale of used vehicles. Historically, cash generated from our financing activities primarily included proceeds from our sale of Class C Preferred Units, which total $227.4 million since inception. Additionally, in 2015, we issued Class A Units in repayment of a $50.0 million note payable to DriveTime.

We have incurred accumulated losses of $191.0 million from our operations from inception through March 31, 2017, and expect to incur additional losses in the future. Our ability to service our debt, fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. We believe that our existing sources of liquidity including future debt and equity financing, will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures, and working capital obligations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities into new and existing markets, and the timing and extent of our spending to support our technology and software development efforts. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Floor Plan Facility

In October 2014, DriveTime and Carvana entered into an inventory and financing agreement and a cross collateral, cross default and guaranty with a third party to finance our used vehicle inventory, which was secured by DriveTime and Carvana’s vehicle inventory. In 2015, the agreement was amended and restated to remove DriveTime as a guarantor party to the agreements. The line of credit available to us under this agreement is $200.0 million. The agreement matures on December 27, 2017 and may be extended for an additional 364-day period at the lender's sole discretion. As of March 31, 2017, $189.7 million borrowings were outstanding under the Floor Plan Facility, the interest rate was 4.78% and $10.3 million remained available for borrowing.

Verde Credit Facility

On February 27, 2017, we entered into a credit facility with DriveTime for an amount up to $50.0 million (the "Verde Credit Facility"). As of March 31, 2017, $20.0 million had been drawn under the Verde Credit Facility. Amounts outstanding accrue interest at a rate of 12.0% per annum, compounding semi-annually and payable in kind and mature in August 2018. Upon execution of the agreement, Carvana Group paid to Verde a fee of $1.0 million in consideration of their commitment to make the financing available. The credit facility is subject to certain customary covenants, and as of March 31, 2017, we were in compliance with all covenants.

From March 31, 2017 through the completion of the initial public offering, we drew an additional $15.0 million under the Verde Credit Facility, bringing the total outstanding balance to $35.0 million immediately prior to the IPO. Upon completion of the IPO on May 3, 2017, we repaid the entire outstanding principal and accrued interest using a portion of the proceeds we received from the capital contribution made by Carvana Co. in connection with the IPO. Subsequent to this repayment, no amounts were outstanding under the Verde Credit Facility, and as a result of completing the IPO, the agreement was terminated.

Other Notes Payable

Since 2016, we have periodically issued notes payable to acquire haulers and equipment for use in our logistics operations. The assets purchased with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a five-year term, fixed interest rate and requires monthly principal and interest payments. As of March 31, 2017, the outstanding principal of these notes totaled approximately $6.8 million and had a weighted-average interest rate of approximately 4.8%.

Finance Receivables

Our customers can obtain vehicle financing directly on our website. Historically, we have entered into various arrangements to sell the finance receivables we originate to third parties and to a lesser extent related parties. Sales of receivables are a source of cash from operations and remove these loans from our balance sheet without recourse for their post-sale performance. In January 2016, we entered into transfer agreements pursuant to which we indirectly sell automotive finance receivables meeting certain underwriting criteria to third party purchasers. Under these transfer agreements and note purchase and security agreements, we could sell up to $230.0 million in principal balances of the finance receivables in this manner, which we reached in the fourth quarter of 2016 and as a result have no capacity under the note purchase and security agreements.

In December 2016, we entered into a master purchase and sale agreement with an unrelated third party pursuant to which we sell automotive finance receivables meeting certain underwriting criteria. Under such sale agreement, the third party has committed to purchase up to an aggregate of $375.0 million in principal balances of automotive finance receivables that we originate, subject to adjustment as described in the agreement. During the three months ended March 31, 2017, we sold approximately $67.9 million in principal balances of automotive finance receivables under this agreement and there was approximately $285.8 million of unused capacity under this agreement as of March 31, 2017.

In December 2016, we entered into a master transfer agreement with an unrelated third party pursuant to which we sell automotive finance receivables meeting certain underwriting criteria to such party. Under such sale agreement, the third party has committed to purchase up to an aggregate of $292.2 million in principal balances of automotive finance receivables that we originate. The third party purchaser finances a majority of these purchases with borrowings from our purchaser in the master purchase and sale agreement. During the three months ended March 31, 2017, we sold approximately $28.6 million in principal balances of automotive finance receivables under this agreement and there was approximately $255.1 million of unused capacity under this agreement as of March 31, 2017.

Liquidity Upon Initial Public Offering

On May 3, 2017, Carvana Co. completed an initial public offering and received approximately $210.7 million in proceeds, net of underwriting discounts and commissions. Carvana Co. contributed the net proceeds to its wholly owned subsidiary, Carvana Sub, that in turn acquired 18,750,000 newly-issued LLC Units in Carvana Group, of which approximately 170,000 LLC Units were transferred to Ernest Garcia, II in exchange for his 0.1% ownership interest in Carvana, LLC. In turn, Carvana Group repaid $35.0 million of outstanding borrowings under the Verde Credit Facility and paid expenses incurred in connection with the Organizational Transactions. Carvana Group will use the remaining net proceeds for future working capital and general corporate purposes.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(52,886)	$(58,371)
Net cash used in investing activities	(19,778)	(8,646)
Net cash provided by financing activities	41,787	36,249
Net decrease in cash and cash equivalents	(30,877)	(30,768)
Cash and cash equivalents at beginning of period	39,184	43,134
Cash and cash equivalents at end of period	$8,307	$12,366

Operating Activities

For the three months ended March 31, 2017, net cash used in operating activities was $52.9 million, a decrease of $5.5 million compared to net cash used in operating activities of $58.4 million for the three months ended March 31, 2016. Significant changes impacting net cash used in operating activities comparing the three months ended March 31, 2017 and 2016 are as follows:

•
At December 31, 2015, our accounts payable to related party was $21.4 million, primarily related to vehicle inventory purchases. As a result, during the three months ended March 31, 2016 we made net repayments of $14.9 million to related parties. Comparatively, as of March 31, 2017 our balance of accounts payable to related parties increased by $2.5 million since December 31, 2016, an increase of $17.4 million due to the timing of payments.

•
Net increase in vehicle inventory was $14.0 million during the three months ended March 31, 2017, a decrease of $9.1 million from a net increase of $23.1 million during the three months ended March 31, 2016 related to our efforts to optimize our inventory levels relative to the number and size of markets we are operating in.

•
Net cash used by originations and proceeds of finance receivables was $2.6 million during the three months ended March 31, 2017, an increase of $11.1 million from the net proceeds of $8.5 million during the three months ended March 31, 2016. This is primarily due to the timing of originations and subsequent sales.

•
Our net loss was $38.4 million during the three months ended March 31, 2017, an increase of $21.1 million from a net loss of $17.3 million during the three months ended March 31, 2016 primarily due to an increase in selling, general and administrative expenses associated with expansion to additional markets and expanding our corporate infrastructure.

Investing Activities

Cash used in investing activities was $19.8 million and $8.6 million during the three months ended March 31, 2017 and 2016, respectively, an increase of $11.1 million. The increase relates to the increase in purchases of property and equipment of $11.7 million, reflecting the expansion of our business operations into new markets offset by the decrease in the change in restricted cash of $0.6 million.

Financing Activities

Cash provided by financing activities was $41.8 million and $36.2 million during the three months ended March 31, 2017 and 2016, respectively, an increase of $5.5 million. The net increase primarily relates to the following financing activities:

•	Proceeds from the Verde Credit Facility increased to $20.0 million due to borrowings to fund operations heading into the IPO.

•	Net Proceeds from the Floor Plan Facility increased by $51.9 million due to increased borrowing requirements to fund the expansion of our vehicle inventory.

•	Payments on the Floor Plan Facility increased by $64.0 million due to the timing of payments under the facility.

Contractual Obligations and Commitments

During the three months ended March 31, 2017, we entered into new leases with DriveTime. Pursuant to these new leases with DriveTime, we are contractually obligated to make lease payments to DriveTime of approximately $17.7 million over the remaining lease terms which range from seven to eight years.

In addition, during the three months ended March 31, 2017, we entered into the Verde Credit Facility, from which we had drawn $20.0 million as of March 31, 2017. As of the completion of the IPO on May 3, 2017, we had drawn an additional $15.0 million. We repaid the total $35.0 million, plus the related interest, in full using proceeds from the IPO.

Outside of the recent obligations outlined above and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our prospectus filed with the SEC on April 28, 2017.

Fair Value Measurements

We report money market securities and certain receivables at fair value. See Note 13 — Fair Value of Financial Instruments, included in Part I, Item 1, Unaudited Condensed and Consolidated Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period is irrevocable.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and use of estimates from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our prospectus filed with the SEC on April 28, 2017.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•	future financial position;

•	business strategy;

•	budgets, projected costs and plans;

•	future industry growth;

•	financing sources;

•	the impact of litigation, government inquiries and investigations; and

•	all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our history of losses and ability to maintain profitability in the future;

•	our ability to effectively manage our rapid growth;

•	our limited operating history;

•	the seasonal and other fluctuations in our quarterly operating results;

•	our relationship with DriveTime;

•	our management’s accounting judgments and estimates, as well as changes to accounting policies;

•	our ability to compete in the highly competitive industry in which we participate;

•	the changes in prices of new and used vehicles;

•	our ability to acquire desirable inventory;

•	our ability to sell our inventory expeditiously;

•	our ability to sell and generate gains on the sale of automotive finance receivables;

•	our dependence on the sale of automotive finance receivables for a substantial portion of our gross profits;

•	our reliance on potentially fraudulent credit data for the automotive finance receivables we sell;

•	our ability to successfully market and brand our business;

•	our reliance on Internet searches to drive traffic to our website;

•	our ability to comply with the laws and regulations to which we are subject;

•	the changes in the laws and regulations to which we are subject;

•	our ability to comply with the Telephone Consumer Protection Act of 1991;

•	the evolution of regulation of the Internet and eCommerce;

•	our ability to maintain reputational integrity and enhance our brand;

•	our ability to grow complementary product and service offerings;

•	our ability to address the shift to mobile device technology by our customers;

•	risks related to the larger automotive ecosystem;

•	the geographic concentration where we provide services;

•	our ability to raise additional capital;

•	our ability to maintain adequate relationships with the third parties that finance our vehicle inventory purchases;

•	the representations we make in our finance receivables we sell;

•	our reliance on our proprietary credit scoring model in the forecasting of loss rates;

•	our reliance on internal and external logistics to transport our vehicle inventory;

•
the risks associated with the construction and operation of our inspection and reconditioning centers, fulfillment centers and vending machines, including our dependence on one supplier for construction and maintenance for our vending machines;

•	our ability to protect the personal information and other data that we collect, process and store;

•	disruptions in availability and functionality of our website;

•	our ability to protect our intellectual property, technology and confidential information;

•	our ability to defend against claims that our employees, consultants or advisors have wrongfully used or disclosed trade secrets or intellectual property;

•	our ability to defend against intellectual property disputes;

•	our ability to comply with the terms of open source licenses;

•	conditions affecting automotive manufacturers, including manufacturer recalls;

•	our reliance on third party technology to complete critical business functions;

•	our dependence on key personnel to operate our business;

•	the costs associated with becoming a public company;

•	the diversion of management’s attention and other disruptions associated with potential future acquisitions;

•	the legal proceedings to which we may be subject in the ordinary course of business;

•	potential errors in our retail installment contracts with our customers that could render them unenforceable;

•	risks relating to our corporate structure and tax receivable agreements; and

•
the other factors identified under the heading “Risk Factors” in our prospectus on Form 424(b) filed with the SEC on April 28, 2017 (File No. 333-217085) and other filings we make with the Securities and Exchange Commission.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

Our primary market risk exposure is changing LIBOR-based interest rates. We had total outstanding debt of approximately $189.7 million under our variable Floor Plan Facility at March 31, 2017. Amounts outstanding under our Floor Plan Facility are due within one year and bear a variable interest rate of a fixed spread to the one-month LIBOR rate. At March 31, 2017, the applicable one-month LIBOR rate was 0.98%. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates would result in an approximate change to annual interest expense of $1.9 million at March 31, 2017.

Our outstanding notes payable each have fixed interest rates, require monthly payments and mature in five years. The outstanding balance totaled $6.8 million as of March 31, 2017.

Principal amounts outstanding amounts under the Verde Credit Facility mature in August 2018 and have a fixed interest rate. The outstanding balance was $20.0 million as of March 31, 2017.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources.

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our prospectus filed with the SEC on April 28, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In connection with the organizational transactions and our IPO, we issued 117,236,210 shares of Class B common stock to our existing LLC Unitholders that own Class A LLC Units on a four-to-five basis with respect to the number Class A LLC Units they own. The issuances of shares of Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Subject to the exchange agreement, each LLC Unitholder may exchange their LLC Units for shares of our Class A common stock or, at our election, for cash at any time upon their election. To the extent such owners also hold Class B common stock, they will be required to deliver to us a number of shares of Class B common stock equal to the number of shares of Class A common stock being exchanged for. When an LLC Unitholder exchanges Class A Units and, if applicable, shares of Class B common stock, they will receive four shares of Class A common stock for every five Class A Units. Class B Units are subject to vesting and a Participation Threshold, and as a result, LLC Unitholders exchanging vested Class B Units will receive a number of shares of Class A Common Stock equal to the Class A Common Stock Value less the applicable Participation Threshold multiplied by 0.8 times the number of Class B Units being exchanged, divided by the Class A Common Stock Value, subject to adjustment as set forth in the Exchange Agreement.

Use of Proceeds from Initial Public Offering of Class A Common Stock

On May 3, 2017, we completed the initial public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-217085), which was declared effective on April 28, 2017.

Under the Registration Statement, we sold 15,000,000 shares of our Class A common stock at a price of $15.00 per share. Wells Fargo Securities, BofA Merrill Lynch, Citigroup, Deutsche Bank Securities, Baird, William Blair, BMO Capital Markets and JMP Securities acted as representatives of the underwriters for the offering. The offering commenced on April 28, 2017 and did not terminate before all of the securities registered in the registration statement were sold. We received net proceeds of approximately $210.7 million after deducting underwriters' discounts and commissions, and we contributed all of the net proceeds to our wholly owned subsidiary, Carvana Sub, that in turn acquired 18,750,000 newly-issued LLC Units in Carvana Group, of which approximately 170,000 LLC Units were transferred to Ernest Garcia, II in exchange for his 0.1% ownership interest in Carvana, LLC. As its sole manager, we caused Carvana Group to use the net proceeds it received from Carvana Sub to repay all outstanding borrowings under the Verde Credit Facility, to pay approximately $5.5 million in expenses incurred in connection with the Organizational Transactions and the IPO and the remainder for general corporate purposes, including to fund working capital, operating expenses and the selective pursuit of business development opportunities, including to expand our current business through acquisitions of, or investments in, other businesses, products or technologies.

CARVANA GROUP, LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

There has been no material change in the use of proceeds as described in the final prospectus filed with the SEC on April 28, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Our vehicle inventory financing and security agreement was amended to allow us to re-borrow amounts against a vehicle at 100% of the amount of the previous payoff of such vehicle.  The amendment is attached hereto as Exhibit 10.2.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	First Amendment to 2017 Omnibus Incentive Plan, filed herewith.
10.2	Fifth Amendment to Amended and Restated Inventory Financing and Security Agreement, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	June 6, 2017		Carvana Co.
(Registrant)

		By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)