Form 10-Q
period 2017-06-30
CARVANA CO.
filed 2017-08-08
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number: 001-38073
CARVANA CO.
(Exact name of registrant as specified in its charter)

Delaware	81-4549921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1930 W. Rio Salado Parkway, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

(602) 852-6604
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of August 4, 2017, the registrant had 15,518,640 shares of Class A common stock outstanding and 117,236,210 shares of Class B common stock outstanding.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$144,433	$39,184
Restricted cash	10,339	10,266
Accounts receivable, net	13,759	5,692
Finance receivables held for sale, net	24,049	24,771
Vehicle inventory	174,369	185,506
Other current assets	9,914	9,822
Total current assets	376,863	275,241
Property and equipment, net	106,127	60,592
Other assets	1,893	—
Total assets	$484,883	$335,833
LIABILITIES, TEMPORARY EQUITY & STOCKHOLDERS' EQUITY / MEMBERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$32,955	$28,164
Accounts payable due to related party	2,169	1,884
Floor plan facility	166,840	165,313
Current portion of long-term debt	1,873	1,057
Total current liabilities	203,837	196,418
Long-term debt, excluding current portion	10,279	4,404
Other liabilities	5,337	—
Total liabilities	219,453	200,822
Commitments and contingencies (Note 13)
Temporary equity - Class C redeemable preferred units - 0 and 43,089 units authorized and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	250,972
Stockholders' equity / members' deficit:
Members' deficit	—	(115,961)
Preferred stock, $.01 par value - 50,000 shares authorized, none issued and outstanding as of June 30, 2017	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized, 15,523 shares issued and outstanding as of June 30, 2017	16	—
Class B common stock, $0.001 par value - 125,000 shares authorized, 117,236 shares issued and outstanding as of June 30, 2017	117	—
Additional paid in capital	34,145	—
Accumulated deficit	(3,039)	—
Total stockholders' equity / members' deficit attributable to Carvana Co.	31,239	(115,961)
Non-controlling interests	234,191	—
Total stockholders' equity / members’ deficit	265,430	(115,961)
Total liabilities, temporary equity & stockholders' equity / members’ deficit	$484,883	$335,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales and operating revenues:
Used vehicle sales, net	$193,947	$80,488	$342,329	$148,983
Wholesale vehicle sales	7,818	2,475	13,544	4,034
Other sales and revenues, including $1,898, $0, $3,656 and $0, respectively, from related parties	7,600	3,563	12,565	6,460
Net sales and operating revenues	209,365	86,526	368,438	159,477
Cost of sales	193,326	80,489	342,653	149,483
Gross profit	16,039	6,037	25,785	9,994
Selling, general and administrative expenses	52,011	23,344	97,919	43,976
Interest expense, including $1,241, $0, $1,382 and $0, respectively, to related parties	2,507	796	4,566	1,506
Other expense (income), net	391	5	609	(55)
Net loss before income taxes	(38,870)	(18,108)	(77,309)	(35,433)
Income tax provision	—	—	—	—
Net loss	(38,870)	(18,108)	(77,309)	(35,433)
Less: net loss attributable to non-controlling interests	(24,328)	—	(24,328)	—
Net loss attributable to Carvana Co.	$(14,542)	$(18,108)	$(52,981)	$(35,433)

Net loss per share of Class A common stock, basic and diluted(1)	$(0.28)	$(0.13)	$(0.56)	$(0.26)
Weighted-average shares of Class A common stock, basic and diluted(1)(2)	15,026	15,000	15,013	15,000

(1) Amounts for periods prior to the initial public offering have been retrospectively adjusted to give effect to 15.0 million shares of Class A common stock issued in the initial public offering and the Organizational Transactions described in Note 1.
(2) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / MEMBERS' DEFICIT
(Unaudited)
(In thousands)

		Class A		Class B
	Members' Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2016	$(115,961)	—	$—	—	$—	$—	$—	$—	$—
Equity-based compensation expense prior to Organizational Transactions	158	—	—	—	—	—	—	—	—
Accrued return on Class C Redeemable Preferred Units prior to Organizational Transactions	(9,439)	—	—	—	—	—	—	—	—
Net loss prior to Organizational Transactions	(49,942)	—	—	—	—	—	—	—	—
Conversion of Class C Redeemable Preferred Units for Class A Units	260,411	—	—	—	—	—	—	—	—
Effect of Organizational Transactions	(85,227)	—	—	117,236	117	(174,255)	—	259,365	85,227
Issuance of Class A common stock sold in initial public offering, net of underwriters' discounts and commissions and offering expenses	—	15,000	15	—	—	205,910	—	—	205,925
Net loss subsequent to Organizational Transactions	—	—	—	—	—	—	(3,039)	(24,328)	(27,367)
Adjustments to the non-controlling interests	—	—	—	—	—	846	—	(846)	—
Issuance of restricted stock awards, net of forfeitures	—	544	1	—	—	(1)	—	—	—
Restricted stock surrendered in lieu of withholding taxes	—	(21)	—	—	—	(299)	—	—	(299)
Equity-based compensation expense recognized subsequent to Organizational Transactions	—	—	—	—	—	1,944	—	—	1,944
Balance, June 30, 2017	$—	15,523	$16	117,236	$117	$34,145	$(3,039)	$234,191	$265,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(77,309)	$(35,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,645	1,824
Loss on disposal of property and equipment	565	—
Provision for bad debt and valuation allowance	494	684
Gain on loan sales	(8,390)	(3,792)
Equity-based compensation expense	2,102	283
Amortization and write-off of debt issuance costs	1,250	—
Originations of finance receivables	(223,843)	(100,955)
Proceeds from sale of finance receivables	231,942	166,748
Proceeds from sale of finance receivables to related party	—	1,531
Purchase of finance receivables from related party	—	(74,589)
Changes in assets and liabilities:
Accounts receivable	(8,293)	(874)
Vehicle inventory	11,668	(48,601)
Other current assets	(1,538)	(1,425)
Other assets	(1,148)	—
Accounts payable and accrued liabilities	942	6,779
Accounts payable to related party	285	(12,772)
Other liabilities	5,337	—
Net cash used in operating activities	(61,291)	(100,592)
Cash Flows from Investing Activities:
Purchases of property and equipment	(42,576)	(12,691)
Change in restricted cash	(73)	(1,642)
Net cash used in investing activities	(42,649)	(14,333)
Cash Flows from Financing Activities:
Proceeds from floor plan facility	397,082	161,241
Payments on floor plan facility	(395,555)	(129,048)
Proceeds from Verde Credit Facility	35,000	—
Payments on Verde Credit Facility	(35,000)	—
Proceeds from long-term debt	2,980	—
Payments on long-term debt	(641)	(47)
Payments of debt issuance costs, including $1,000 and $0 to related parties	(1,000)	(228)
Proceeds from issuance of Class C redeemable preferred units	—	100,000
Class C redeemable preferred units issuance costs	—	(38)
Net proceeds from initial public offering	206,323	—
Net cash provided by financing activities	209,189	131,880
Net increase in cash and cash equivalents	105,249	16,955
Cash and cash equivalents at beginning of period	39,184	43,134
Cash and cash equivalents at end of period	$144,433	$60,089

Supplemental cash flow information:
Cash payments for interest to third parties	$3,839	$1,188
Cash payments for interest to related parties	$382	$30
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$7,601	$1,089
Capital expenditures financed through long-term debt	$4,522	$1,430
Tax withholdings related to equity awards included in accounts payable and accrued liabilities	$299	$—
Accrual of return on Class C redeemable preferred units	$9,439	$6,247
Class C subscription proceeds included in restricted cash and Class C subscription liability	$—	$9,725
Conversion of Class C units to Class A units	$260,411	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub (collectively, "Carvana Co.") together with its consolidated subsidiaries (the “Company”) is a leading eCommerce platform for buying used cars. The Company is transforming the used car buying experience by giving consumers a wide selection, great value and quality, transparent pricing and a simple, no pressure transaction. Using the Company’s website, consumers can research and identify a vehicle, inspect it using the Company’s proprietary 360-degree vehicle imaging technology, obtain financing and warranty coverage, purchase the vehicle, and schedule delivery or pick-up, all from their desktop or mobile devices.

Organization and Initial Public Offering

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016 for the purpose of completing an initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Carvana Group.

Carvana Group was formed as a limited liability company by DriveTime Automotive Group, Inc. (together with its subsidiaries and affiliates “DriveTime”) and commenced operations in 2012. Prior to November 1, 2014, Carvana Group was a wholly-owned subsidiary of DriveTime. On November 1, 2014 (the “Distribution Date”), DriveTime distributed its member units in Carvana Group to the unit holders of DriveTime on a pro rata basis (the “Distribution”). Carvana Group accounted for the Distribution as a spinoff transaction in accordance with ASC 505-60, Equity — Spinoffs and Reverse Spinoffs and reflected assets and liabilities before and after the Distribution Date at their historical basis.

On May 3, 2017, Carvana Co. completed its IPO of 15.0 million shares of Class A common stock at a public offering price of $15.00 per share. Carvana Co. received approximately $210.7 million in proceeds, net of underwriting discounts and commissions, which it used to purchase approximately 18.8 million newly-issued membership interests of Carvana Group at a price per unit equal to 0.8 times the initial public offering price less underwriting discounts and commissions and offering expenses.

Also in connection with the IPO, the Company completed the following organizational transactions (the “Organizational Transactions”):

•
Carvana Group amended and restated its limited liability company operating agreement (the "LLC Agreement") to, among other things, (i) eliminate a class of preferred membership interests, (ii) provide for two classes of common ownership interests in Carvana Group held by the then-existing holders of LLC units (the "Existing LLC Unitholders") consisting of Class B common units (the “Class B Units”) and Class A common units (the “Class A Units”), and (iii) appoint Carvana Co. as the sole manager of Carvana Group;

•
Carvana Co. amended and restated its certificate of incorporation to authorize (i) 50.0 million shares of Preferred Stock, par value $0.01 per share, (ii) 500.0 million shares of Class A common stock, par value $0.001 per share, and (iii) 125.0 million shares of Class B common stock, par value $0.001 per share. Each share of Class A common stock generally entitles its holder to one vote on all matters to be voted on by stockholders. Each share of Class B common stock held by Ernest Garcia, II, Ernie Garcia, III and entities controlled by one or both of them (collectively, the "Garcia Parties") generally entitles its holder to ten votes on all matters to be voted on by stockholders. All other shares of Class B common stock generally entitle their holders to one vote per share on all matters to be voted on by stockholders;

•	Carvana Group converted its outstanding Class C redeemable preferred units into approximately 43.1 million Class A Units;

•
Carvana Co. issued approximately 117.2 million shares of Class B common stock to holders of Class A Units, on a four-to-five basis with the number of Class A Units they owned, for nominal consideration; and,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

•	Carvana Co. transferred approximately 0.2 million Class A Units to Ernest Garcia, II in exchange for his 0.1% ownership interest in Carvana, LLC, a majority-owned subsidiary of Carvana Group.

In accordance with the LLC Agreement, Carvana Co. has all management powers over the business and affairs of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. Class A Units and Class B Units (the "LLC Units") do not hold voting rights which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group.

The Organizational Transactions described above are considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2017, its results of operations for the three and six months ended June 30, 2017 and 2016, its cash flows for the six months ended June 30, 2017 and 2016, and the changes in its stockholders' equity for the six months ended June 30, 2017. The Company discloses all material changes in its members’ equity for the six months ended June 30, 2016 throughout the accompanying notes, and, therefore, does not separately present a statement of changes in members’ equity for this period in its unaudited condensed consolidated financial statements. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary. The Company reviews subsidiaries and affiliates, as well as other entities, to determine if it should be considered variable interest entities, and whether it should change the consolidation determinations based on changes in its characteristics. The Company considers an entity a VIE if its equity investors own an interest therein that lacks the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or if the entity is structured with non-substantive voting interests. To determine whether or not the entity is consolidated with the Company’s results, the Company also evaluates which interests are variable interests in the VIE and which party is the primary beneficiary of the VIE.

Liquidity

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. From inception, the Company has funded operations through the sale of Class A Units, its IPO completed on May 3, 2017 for net proceeds of approximately $205.9 million, the sale of Class C Redeemable Preferred Units, capital contributions from DriveTime and short-term funding from the Company’s majority owner.  The Company has historically funded vehicle inventory purchases through its Floor Plan Facility, described in further detail in Note 7 — Debt Instruments, and has approximately $33.2 million available under the Floor Plan Facility to fund future vehicle inventory purchases as of June 30, 2017. Management believes that current working capital is sufficient to fund operations for at least one year from the financial statement issuance date.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Comprehensive Loss

During the three and six months ended June 30, 2017 and 2016, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Restricted Cash

The restricted cash includes the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding floor plan facility principal balance, as explained in Note 7 — Debt Instruments and amounts held as restricted cash as required under letter of credit agreements, as explained in Note 13 — Commitments and Contingencies.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be recognized.

Adoption of New Accounting Standards

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are Under Common Control ("ASU 2016-17"), which updates the consolidation requirements when evaluating whether or not the entity is the primary beneficiary of a VIE with regard to interests held by related parties under common control. Under ASU 2016-17, entities will consider all indirect economic interests in a VIE held by related parties on a proportionate basis regardless of whether or not the related parties are under common control. The update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. Since the Company has adopted ASU 2015-02, ASU 2016-17 requires retrospective application to all periods presented. The Company adopted ASU 2016-17 on January 1, 2017 and it did not have an impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations ("ASU 2017-01"), which narrows the definition of a business and assists entities evaluate whether transactions should be accounted for as acquisitions of assets or businesses. Under ASU 2017-01, when substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, entities must consider a robust framework to determine when a set of assets and activities is a business. The update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-01 on January 1, 2017 and it did not have a material impact on its consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

Since May 2014, the FASB has issued several accounting standards updates related to revenue recognition including ASC 606, Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. These updates contain principles that an

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The updates address how entities should identify goods and services being provided to a customer, the unit of account for a principal versus agent assessment, how to evaluate whether a good or service is controlled before being transferred to a customer and how to assess whether an entity controls services performed by another party. These updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. The Company currently plans to adopt these updates for the fiscal year beginning January 1, 2018 and is evaluating its transition method. Based on the manner in which the Company recognizes revenue, the Company does not anticipate a material impact on its consolidated financial statements as a result of adopting these updates.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) related to the accounting for leases. This ASU introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. Expense recognition on the income statement remains similar to current lease accounting guidance. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company plans to adopt this ASU for its fiscal year beginning January 1, 2019. The adoption of this ASU will require the recognition of a right-of-use asset and a lease obligation for the Company’s leases (see Note 13 — Commitments and Contingencies).

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Land and site improvements	$11,474	$9,355
Buildings and improvements	38,170	14,750
Transportation fleet	24,734	16,520
Software	13,239	10,065
Furniture, fixtures and equipment	9,681	3,704
Total property and equipment excluding construction in progress	97,298	54,394
Less: accumulated depreciation and amortization	(13,198)	(9,752)
Property and equipment excluding construction in progress, net	84,100	44,642
Construction in progress	22,027	15,950
Property and equipment, net	$106,127	$60,592

Depreciation and amortization expense was approximately $2.6 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $4.6 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively. These amounts primarily relate to assets associated with selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The Company capitalized internal use software costs totaling approximately $5.4 million and $1.9 million during the six months ended June 30, 2017 and 2016, respectively, which is included in software and construction in progress in the table above. The Company capitalized approximately $1.9 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $3.6 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively, of payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Accounts payable	$7,071	$6,208
Accrued property and equipment	6,326	3,045
Sales taxes and vehicle licenses and fees	4,987	4,265
Accrued compensation and benefits	3,428	3,398
Accrued advertising costs	2,912	1,281
Accrued inventory costs	1,787	3,480
Other accrued liabilities	6,444	6,487
Total accounts payable and other accrued liabilities	$32,955	$28,164

NOTE 5 — RELATED PARTY TRANSACTIONS

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production and other services to facilitate the transition of these services to the Company on a standalone basis (the “Shared Services Agreement”). The Shared Services Agreement was most recently amended and restated in April 2017 and operates on a year-to-year basis after February 2019, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right terminate certain services effective December 2017 and other services effective July 2018, in each case with 90 days' prior written notice. DriveTime provides the Company with certain benefits, tax reporting and compliance, telecommunications and information technology services under the amended agreement. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. Total expenses related to the shared services agreement were approximately $0.0 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $0.1 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively, which are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Aircraft Time Sharing Agreement

On October 22, 2015, the Company entered into an agreement to share usage of two aircraft operated by Verde Investments, Inc., an affiliate of DriveTime, (“Verde”). Pursuant to the agreement, the Company agreed to reimburse Verde for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or Verde can terminate the agreement with 30 days’ prior written notice. The Company reimbursed Verde approximately $0.3 million and $0.1 million under this agreement during the three months ended June 30, 2017 and 2016, respectively, and approximately $0.4 million and $0.2 million under this agreement during the six months ended June 30, 2017 and 2016, respectively.

Lease Agreements

In November 2014, the Company and DriveTime entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, office, and parking space at various DriveTime inspection and reconditioning centers ("IRCs") and retail facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in August 2017. Lease duration varies by location, with the earliest expiration occurring in 2017. Most delivery hubs have two-year terms and the Company is entitled to exercise to two consecutive one-year renewal options at up to ten of these locations. The DriveTime Lease Agreement provides that the Company may take over DriveTime's leases for the inspection and

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

reconditioning centers that the Company uses as IRCs in their entirety on July 31, 2018, subject to the Company obtaining releases of DriveTime's liability under the applicable leases and causing DriveTime to be paid for any unamortized costs.

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

Expenses related to these lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended June 30, 2017, total costs related to these lease agreements were approximately $1.8 million with approximately $0.6 million and $1.2 million allocated to inventory and selling, general, and administrative expenses, respectively. During the six months ended June 30, 2017, total costs related to these lease agreements were approximately $3.4 million with approximately $1.2 million and $2.2 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended June 30, 2016, total costs related to these lease agreements were approximately $0.6 million with approximately $0.3 million allocated to each inventory and selling, general, and administrative expenses. During the six months ended June 30, 2016, total costs related to these lease agreements were approximately $1.1 million with approximately $0.7 million and $0.4 million allocated to inventory and selling, general and administrative expenses, respectively.

Corporate Office Leases

In November 2015, the Company entered into a lease agreement with Verde for its then corporate headquarters. The rent expense incurred related to this lease for the three and six months ended June 30, 2016 was approximately $0.2 million and $0.4 million. In December 2016, Verde sold the building and assigned the lease to a third party.

During the first quarter of 2017, the Company subleased additional office space at DriveTime’s corporate headquarters in Tempe, Arizona. Pursuant to this arrangement, the Company incurred rent of approximately $0.1 million during the six months ended June 30, 2017. This arrangement terminated in March 2017.

As discussed in Note 13 — Commitments and Contingencies, in September 2016, the Company entered into a lease with a third party for the second floor of a new corporate headquarters in Tempe, Arizona. DriveTime guarantees up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. Pursuant to this sublease, which has a term of 83 months and is co-terminus with DriveTime's master lease, subject to the right to exercise three five-year extension options, the Company will pay DriveTime rent equal to the amounts due under DriveTime's master lease. During the three and six months ended June 30, 2017, the rent expense incurred related to this first floor sublease was approximately $0.2 million and $0.3 million, respectively.

Vehicle Inventory Purchases

Through September 2016, the Company purchased vehicle inventory under DriveTime's auction numbers under a non-interest bearing agreement requiring periodic repayments. Vehicles purchased under this agreement were acquired by the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

DriveTime Receivable Purchase Agreement

In June 2014, the Company entered into the DriveTime Receivable Purchase Agreement pursuant to which the Company may sell to DriveTime and DriveTime may purchase from the Company finance receivables that the Company originates in conjunction with the sale of vehicles. As of June 30, 2017 and December 31, 2016, the Company did not have any receivables due from DriveTime for the sales of such receivables. As of June 30, 2017, DriveTime is not obligated to make any additional purchases under the agreement.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime, pursuant to which the Company may sell certain ancillary products, including vehicle service contracts ("VSCs"), to customers purchasing a vehicle from the Company through its transaction platform. The Company earns a commission on each VSC sold to its customers and DriveTime subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the net fee to DriveTime on a periodic basis. During the three and six months ended June 30, 2017, the Company recognized approximately $1.9 million and $3.7 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statement of operations.

Credit Facility with Verde

On February 27, 2017, the Company entered into a credit facility with Verde for an amount up to $50.0 million (the "Verde Credit Facility"). The Company could draw up to five loans in minimum amounts of $10.0 million each during the term of the agreement. Amounts outstanding accrued interest at a rate of 12.0% per annum, compounding semi-annually and payable in kind and scheduled to mature in August 2018. Upon execution of the agreement, the Company paid Verde a commitment fee of $1.0 million. Immediately prior to the Company's IPO, the outstanding balance under the Verde Credit Facility was $35.0 million. The outstanding principal balance of $35.0 million and accrued interest of approximately $0.4 million were repaid in full and the Verde Credit Facility agreement terminated in connection with the IPO completed on May 3, 2017.

IP License Agreement

In February 2017, the Company entered into a license agreement that governs the rights of certain intellectual property owned by the Company and the rights of certain intellectual property owned by DriveTime. The license agreement generally provides that each party grants to the other certain limited exclusive (other than with respect to the licensor party and its affiliates) and non-exclusive licenses to use certain of its intellectual property and each party agrees to certain covenants not to sue the other party, its affiliates and certain of its service providers in connection with various patent claims. The exclusive license to DriveTime is limited to the business that is primarily of subprime used car sales to retail customers. However, upon a change of control of either party, both parties’ license rights as to certain future improvements to licensed intellectual property and all limited exclusivity rights are terminated. The agreement does not provide a license to any of the Company's patents, trademarks, logos, customers’ personally identifiable information or any intellectual property related to the Company's vending machine, automated vehicle photography or certain other elements of the Company's brand.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accounts Payable Due to Related Party

Amounts payable to DriveTime and Verde under the agreements explained above, as well as invoices DriveTime initially paid on behalf of the Company for vehicle reconditioning costs and general and administrative expenses, are included in accounts payable to related party in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, approximately $2.2 million and $1.9 million, respectively, was due to related parties primarily related to lease agreements, shared service fees, net VSC fees collected from customers and repayments to DriveTime for invoices paid on behalf of the Company.

NOTE 6 — FINANCE RECEIVABLE SALE AGREEMENTS

Transfer Agreements and Note Purchase and Security Agreements

In January 2016, the Company entered into transfer agreements pursuant to which it sells finance receivables meeting certain underwriting criteria to certain third party purchasers who engage DriveTime as servicer of such receivables. Pursuant to certain note purchase and security agreements, entered into in connection with the transfer agreements, such third party purchasers of receivables issued notes to certain parties, including Delaware Life Insurance Company (“Delaware Life”), in which Mark Walter has a substantial ownership interest. Mark Walter also indirectly controls CVAN Holdings, LLC, an Existing LLC Unitholder, and has non-controlling ownership interests in the other note purchasers under the note purchase and security agreements. Delaware Life also serves as an administrative agent and paying agent on behalf of the note purchasers. Pursuant to the note purchase and security agreements, Delaware Life advanced $63.0 million through December 31, 2016 to the trusts that purchased the Company's automotive finance receivables. Under this agreement through June 30, 2016, the Company had sold $160.7 million of finance receivables, including approximately $72.4 million of finance receivables repurchased from DriveTime, resulting in gain on loan sales of approximately $3.8 million, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2017, there was no unused capacity under the note purchase and security agreements.

Master Purchase and Sale Agreement and Master Transfer Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Purchase and Sale Agreement") and a master transfer agreement (the "Master Transfer Agreement") pursuant to which it sells finance receivables meeting certain underwriting criteria to certain third party purchasers, including Ally. DriveTime is the servicer of finance receivables sold under both agreements. Under the Purchase and Sale Agreement and the Master Transfer Agreement, the Company can sell up to an aggregate of $375.0 million, and $292.2 million, respectively, in principal balances of finance receivables subject to adjustment as described in the respective agreements. During the six months ended June 30, 2017, the Company sold approximately $157.7 million in principal balances of finance receivables under the Purchase and Sale Agreement, and approximately $66.6 million in principal balances of finance receivables under the Master Transfer Agreement. As of June 30, 2017, there was approximately $196.0 million and $217.2 million of unused capacity under the Purchase and Sale Agreement and the Master Transfer Agreement, respectively.

In December 2016, the Company incurred approximately $0.9 million of costs directly attributable to establishing the Purchase and Sale Agreement and the Master Transfer Agreement. These costs are included as a component of other assets on the accompanying unaudited condensed consolidated balance sheets and are expensed as a component of selling, general and administrative expenses over the period the Company sells finance receivables under these agreements.

The total gain on loan sales related to finance receivables sold to third parties under these agreements during the three and six months ended June 30, 2017 was approximately $5.4 million and $8.4 million, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

NOTE 7 — DEBT INSTRUMENTS

Floor Plan Facility

In October 2014, DriveTime and the Company entered into an inventory and financing agreement and a cross collateral, cross default and guaranty agreement with a third party secured by DriveTime and the Company’s vehicle inventory. In July 2015, the Company was removed as a party to the cross collateral agreement and the inventory and financing agreement was

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

amended and restated to remove DriveTime (the "Floor Plan Facility"). The Floor Plan Facility was most recently amended in June 2017 and provides for up to $200.0 million of available credit, has an interest rate based on one month LIBOR plus 3.80%, and matures on December 27, 2017. This agreement may be extended for an additional 364-day period at the lender's sole discretion. All borrowings under the amended Floor Plan Facility are required to be used to acquire used vehicle inventory and are collateralized by substantially all the Company’s assets, other than the Company’s interests in real property. The Floor Plan Facility requires that at least 5% of the total principal amount owed to the lender is held as restricted cash.

Principal payments in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory. For sales involving financing originated by the Company and sold under either the Purchase and Sale Agreement or the Master Transfer Agreement as mentioned in Note 6 — Finance Receivable Sale Agreements, the amended agreement extends repayment to the earlier of fifteen business days after the sale of the used vehicle or one day following the sale of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of i) 50% of the original principal amount or ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty.

As of June 30, 2017, the interest rate on the Floor Plan Facility was approximately 5.02%, the Company had an outstanding balance under this facility of approximately $166.8 million, borrowing capacity available of approximately $33.2 million and held approximately $8.3 million in restricted cash related to this facility. As of December 31, 2016, the Company held approximately $8.4 million in restricted cash related to this facility.

Notes Payable

The Company has entered into promissory note agreements during 2017 and 2016 totaling approximately $10.3 million to purchase equipment for its transportation fleet used to transport vehicles. The principal amounts range from approximately $0.3 million to $1.8 million with fixed annual interest rates ranging from 4.56% to 6.29%. Each of the notes require monthly payments and mature in five years. These notes are secured by the Company’s equipment acquired using the notes, including but not limited to any additions, replacements and proceeds. As of June 30, 2017, the outstanding amount of these notes totaled approximately $9.2 million, of which approximately $1.9 million is due within the next twelve months and is included as current portion of long-term debt on the accompanying unaudited condensed consolidated balance sheets.

Other Long-Term Debt

The Company has financed certain purchases of its property and equipment through a sale and leaseback transaction which is treated as a financing transaction in accordance with applicable accounting guidance. As of June 30, 2017, the liability associated with this arrangement is approximately $3.0 million and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheet.

NOTE 8 — STOCKHOLDERS' EQUITY

Organizational Transactions

Immediately prior to the IPO, Carvana Co. amended and restated its certificate of incorporation to, among other things authorize (i) 50.0 million shares of Preferred Stock, par value $0.01 per share, (ii) 500.0 million shares of Class A common stock, par value $0.001 per share, and (iii) 125.0 million shares of Class B common stock, par value $0.001 per share. Each share of Class A common stock generally entitles its holder to one vote on all matters to be voted on by stockholders. Each share of Class B common stock held by the Garcia Parties generally entitles its holder to ten votes on all matters to be voted on by stockholders, for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Carvana Co.'s Class A common stock determined on an as-exchanged basis assuming that all of the Class A Units and Class B common stock were exchanged for Class A common stock. All other shares of Class B common stock generally entitle their holders to one vote per share on all matters to be voted on by stockholders. Holders of Class B common stock are not entitled to receive dividends and would not be entitled to receive any distributions upon the liquidation, dissolution or winding down of the Company. Holders of Class A and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As described in Note 1 — Business Organization, Carvana Group amended and restated its LLC Agreement to, among other things, provide for two classes of common ownership interests in Carvana Group. Carvana Group’s two remaining classes of membership interests are Class A Units and Class B Units. Carvana Co. is required to, at all times, maintain (i) a four-to-five ratio between the number of shares of Class A common stock issued by Carvana Co. and the number of Class A Units owned by Carvana Co. (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities and subject to adjustment as set forth in the exchange agreement (the "Exchange Agreement") further discussed below, and taking into account Carvana Sub’s 0.1% ownership interest in Carvana, LLC) and (ii) a four-to-five ratio between the number of shares of Class B common stock owned by the Existing LLC Unitholders and the number of Class A Units owned by the Existing LLC Unitholders. The Company may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only together with an equal number of LLC Units if Carvana Co., at the election of an Existing LLC Unitholder, exchanges LLC Units for shares of Class A common stock.

As part of the Organizational Transactions, Carvana Co. issued approximately 117.2 million shares of Class B common stock to holders of Class A Units on a four-to-five basis with the number of Class A Units they owned.

As of June 30, 2017, there were approximately 165.8 million and 6.1 million Class A Units and Class B Units (as adjusted for the participation thresholds), respectively, issued and outstanding. As discussed in Note 10 — Equity-Based Compensation, Class B Units are issued under the Company’s Equity Incentive Plan (the “Equity Incentive Plan”) and are subject to a participation threshold and are earned over the requisite service period.

Initial Public Offering

As described in Note 1 — Business Organization, on May 3, 2017, Carvana Co. completed its IPO of 15.0 million shares of Class A common stock at a public offering price of $15.00 per share. Carvana Co. received approximately $205.9 million in proceeds, net of underwriting discounts and commissions and offering expenses. Carvana Co. used the proceeds to purchase approximately 18.8 million newly-issued membership interests of Carvana Group at a price per unit equal to 0.8 times the initial public offering price less underwriting discounts and commissions. In connection with the IPO, Carvana Co. transferred approximately 0.2 million Class A Units to Ernest Garcia, II in exchange for his 0.1% ownership interest in Carvana, LLC, a majority-owned subsidiary of Carvana Group. After the transfer Carvana Co. owned approximately 18.6 million Class A Units.

The Company incurred approximately $4.7 million of legal, accounting, printing and other professional fees directly related to the IPO, including $1.3 million incurred during 2016, of which $0.4 million were paid during 2016. Upon completion of the IPO, the total costs incurred for the IPO were charged against additional paid-in capital.

Exchange Agreement

Carvana Co. and the Existing LLC Unitholders entered into an Exchange Agreement under which each Existing LLC Unitholder (and certain permitted transferees thereof) may exchange their LLC Units for shares of the Company's Class A common stock on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions and subject to vesting and the respective participation threshold for Class B Units. To the extent such owners also hold Class B common stock, they will be required to deliver to Carvana Co. a number of shares of Class B common stock equal to the number of shares of Class A common stock being exchanged for. Any shares of Class B common stock so delivered will be canceled. The number of exchangeable Class B Units is determined based on the value of Carvana Co.'s Class A common stock and the applicable participation threshold.

Class C Redeemable Preferred Units

On July 27, 2015, the Company authorized the issuance of and sold approximately 14.1 million Class C Redeemable Preferred Units to CVAN Holdings, LLC, for approximately $65.0 million. On April 27, 2016, the Company authorized the issuance of and sold approximately 18.3 million Class C Redeemable Preferred Units for approximately $100.0 million to Mr. Garcia. On July 12, 2016, the Company authorized the issuance of and sold approximately 8.6 million Class C Redeemable Preferred Units to CVAN Holdings, LLC, and approximately 1.7 million Class C Redeemable Preferred Units to GV Auto I, LLC for approximately $50.0 million and $9.7 million, respectively. On December 9, 2016, the Company authorized the issuance of and sold approximately 0.5 million Class C Redeemable Preferred Units to the Fidel Family Trust for approximately $2.7 million. The Company recorded the issuance and sale of Class C Redeemable Preferred Units at fair value, net of issuance costs.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In accordance with the Company’s Operating Agreement, the Class C Redeemable Preferred Units accrued a return (the “Class C Return”) at a coupon rate of 12.5% compounding annually on the aggregate amount of capital contributions made with respect to the Class C Redeemable Preferred Units.

On May 3, 2017, the Company closed its IPO at a price such that the Company is no longer liable for the accrued Class C Return, and the outstanding Class C Redeemable Preferred Units converted to Class A Units on a one-to-one basis. As of June 30, 2017, all Class C Redeemable Preferred Units had converted to Class A Units and the related balance became a component of permanent equity on the accompanying unaudited condensed consolidated balance sheet.

NOTE 9 — NON-CONTROLLING INTERESTS

As discussed in Note 1 — Business Organization, Carvana Co. consolidates the financial results of Carvana Group and reports a non-controlling interest related to the portion of Carvana Group owned by the Existing LLC Unitholders. Changes in the ownership interest in Carvana Group while Carvana Co. retains its controlling interest will be accounted for as equity transactions.

Future direct exchanges of LLC Units will result in a change in ownership and reduce the amount recorded as non-controlling interests and increase additional paid-in capital.

Upon the exercise of options issued by Carvana Co., or the issuance of other types of equity compensation by Carvana Co. such as the issuance of restricted or non-restricted stock, payment of bonuses in stock or settlement of stock appreciation rights in stock, Carvana Group is required to issue to Carvana Co. a number of Class A Units equal to 1.25 times the number of shares of Class A common stock being issued in connection with the exercise of such options or issuance of other types of equity compensation, subject to adjustment for stock splits, stock dividends, reclassifications and similar transactions. Issuance of Class A Units to Carvana Co. in these circumstances will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital. Additionally, forfeitures of unvested equity awards issued by Carvana Co. will result in an increase in the amount recorded as non-controlling interest and decrease additional paid-in capital.

The non-controlling interest related to the Class B Units is determined based on the respective participation thresholds and the share price of Class A common stock on an as-converted basis. To the extent that the number of as-converted Class B Units change or Class B Units are forfeited, the resulting difference in ownership will be accounted for as equity transactions adjusting the non-controlling interest and additional paid-in capital.

For the three and six months ended June 30, 2017, the total adjustments related to equity compensation issued by Carvana Co., changes in the number of as-converted Class B Units and forfeitures of Class B Units was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $0.8 million which has been included in adjustments to the non-controlling interests in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As of June 30, 2017, Carvana Co. owned approximately 11% of Carvana Group with the Existing LLC Unitholders owning the remaining 89%. The non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the loss attributable to the economic interest in Carvana Group held by the non-controlling Existing LLC Unitholders calculated based on the average non-controlling interests' ownership during the periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the effects of changes in ownership in Carvana Group on the Company's equity (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the Organizational Transactions	$(174,255)	$(174,255)
Increase in additional paid-in capital as a result of adjustments to the non-controlling interests	846	846
Total transfers to non-controlling interests	$(173,409)	$(173,409)

NOTE 10 — EQUITY-BASED COMPENSATION

Equity-based compensation expense is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation expense recognized during the three and six months ended June 30, 2017 and June 30, 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Class B Units	$482	137	$640	$283
Restricted Stock Awards	1,150	—	1,150	—
Options	368	—	368	—
Total equity-based compensation expense	$2,000	$137	$2,158	$283

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, and other stock-based awards to employees, directors, officers and consultants. As of June 30, 2017, approximately 12.9 million shares remain available for future equity award grants.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the three and six months ended June 30, 2017, the Company issued certain employees and consultants an aggregate of approximately 0.6 million restricted shares of Class A common stock pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $16.96. The Company also awarded options to purchase an aggregate of approximately 0.5 million shares of Class A common stock to employees, consultants and directors, weighted-average grant-date fair value of $8.31. The Company determined the grant-date fair value of the options using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Expected volatility(1)	63.0%	63.0%
Expected dividend yield	—%	—%
Expected term (in years)(2)	6.25	6.25
Risk-free interest rate	1.9%	1.9%
(1) Measured using selected high-growth guideline companies and considering the risk factors that would influence the range of expected volatility because the Company does not have sufficient historical data to provide a reasonable basis upon which to estimate the expected volatility.
(2) Expected term represents the estimated period of time until an option is exercised and was determined using the simplified method because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Class B Units

During the three and six months ended June 30, 2017, the Company issued an aggregate of approximately 0.8 million Class B Units to executive officers and certain other employees with a participation threshold of $12.00 and a grant-date fair value of $7.04. During the three and six months ended June 30, 2016, the Company issued 0 and approximately 0.6 million Class B Units, respectively, with a per unit participation threshold of $4.878 and a grant-date fair value of $0.22. The Company determined the grant-date fair value of the Class B Units using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected volatility(1)	63.0%	65.0%	63.0%	65.0%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)(2)	6.25	2.50	6.25	2.50
Risk-free interest rate	1.9%	1.2%	1.9%	1.2%
(1) Measured using selected high-growth guideline companies and considering the risk factors that would influence the range of expected volatility because the Company does not have sufficient historical data to provide a reasonable basis upon which to estimate the expected volatility.
(2) Expected term represents the estimated period of time until an option is exercised and was determined using the simplified method because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Company Performance Plan

The Company created the Performance Plan on July 25, 2016, whereby the Company was authorized to grant up to 1.0 million performance units (the “Performance Units”) to certain employees and consultants. The Performance Units granted were subject to continued employment and were only exercisable upon a qualifying transaction, which included an initial public offering, as defined in the Performance Plan. The IPO completed on May 3, 2017 constituted a qualifying transaction under the terms of the Performance Plan. The Company chose to settle the outstanding Performance Units in equity awards of Carvana Co. and recognized compensation expense related to the vested portion of these equity awards upon completion of the IPO.

As of June 30, 2017, the total unrecognized compensation expense related to outstanding equity awards was approximately $20.1 million, which the Company expects to recognize over a weighted-average period of approximately 3.6 years. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 11 — LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss attributable to Class A common stockholders by the weighted-average shares of Class A common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive shares. For all periods presented, potentially dilutive shares are excluded from diluted net loss per share because they have an anti-dilutive impact. Therefore, basic and diluted net loss per share attributable to Class A common stockholders are the same for all periods presented.

As discussed in Note 1 — Business Organization, the Organizational Transactions are considered transactions between entities under common control and the financial statements for periods prior to the IPO and Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes. For purposes of calculating both the numerator and denominator of net loss per share for periods prior to the IPO, the Company has retroactively reflected the 15.0 million shares issued in the IPO and the LLC Units outstanding as of the Organizational Transactions as if they had been issued and outstanding as of the beginning of each period presented. These calculations for periods prior to the IPO do not consider the options or shares of Class A common stock issued on the IPO date under the 2017 Incentive Plan.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(38,870)	$(18,108)	$(77,309)	$(35,433)
Less: Net loss attributable to non-controlling interests	(34,594)	(16,134)	(68,843)	(31,571)
Net loss attributable to Carvana Co., basic and diluted	$(4,276)	$(1,974)	$(8,466)	$(3,862)
Denominator:
Weighted-average shares of Class A common stock outstanding	15,242	15,000	15,121	15,000
Less: unvested weighted-average restricted stock awards	216	—	108	—
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	15,026	15,000	15,013	15,000
Net loss per share of Class A common stock, basic and diluted	$(0.28)	$(0.13)	$(0.56)	$(0.26)

Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented. LLC Units (adjusted for the Exchange Ratio and participation thresholds) are considered potentially dilutive shares of Class A common stock because they are exchangeable into shares of Class A common stock.

Weighted-average as-converted Class A Units of approximately 117.2 million together with the related Class B common stock for the three and six months ended June 30, 2017 and June 30, 2016 were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units of approximately 7.5 million and 6.2 million at June 30, 2017 and June 30, 2016, respectively, were evaluated for potentially dilutive effects and were determined to be anti-dilutive. Potentially dilutive restricted stock awards of approximately 0.2 million and 0.1 million for the three and six months ended June 30, 2017, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. During the three and six months ended June 30, 2017, the exercise price of all outstanding options exceeded the average share price of Class A common stock, thus, options were not contemplated in diluted net loss per share computations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 12 — INCOME TAXES

As a result of the IPO and Organizational Transactions, Carvana Co. owns a portion of the LLC Units of Carvana Group, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., in accordance with the terms of the LLC Agreement. Carvana Co. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Carvana Group.

The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Based on Carvana Co.'s limited operating history and future projections of taxable income, it believes there is significant uncertainty as to whether its deferred tax assets will be realized; therefore, Carvana Co. has recorded a full valuation allowance against its deferred tax assets. Additionally, Carvana Co. did not take benefit for its portion of taxable losses incurred by Carvana Group during the three and six months ending June 30, 2017 subsequent to the IPO and Organizational Transactions.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of December 31, 2016 and June 30, 2017, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

Tax Receivable Agreement

Carvana Co. expects to obtain an increase in its share of the tax basis in the net assets of Carvana Group when LLC Units are exchanged by the Existing LLC Unitholders and other qualifying transactions. As described in Note 8 — Stockholders' Equity, each change in outstanding shares of Class A common stock results in a corresponding increase or decrease in Carvana Co.'s ownership of LLC Units. The Company intends to treat any exchanges of LLC Units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Carvana Co. would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”). Under the TRA, the Company generally will be required to pay to the Existing LLC Unitholders 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of the IPO and any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Carvana Group for shares of Carvana Co.'s Class A common stock or cash, including any basis adjustment relating to the assets of Carvana Group and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

If the Internal Revenue Service or a state or local taxing authority challenges the tax basis adjustments that give rise to payments under the TRA and the tax basis adjustments are subsequently disallowed, the recipients of payments under the agreement will not reimburse the Company for any payments the Company previously made to them. Any such disallowance would be taken into account in determining future payments under the TRA and would, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis adjustments are disallowed, the Company’s payments under the TRA could exceed its actual tax savings, and the Company may not be able to recoup payments under the TRA that were calculated on the assumption that the disallowed tax savings were available.

The TRA provides that if (i) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, (ii) there is a material breach any material obligations under the TRA; or (iii) it elects an early termination of the TRA, then the TRA will terminate and the Company's obligations, or the Company's successor’s obligations, under the TRA will accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA, to the extent applicable, that any LLC Units that have not been exchanged are deemed exchanged for the fair market value of the Company's Class A common stock at the time of termination.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of June 30, 2017, there have been no exchanges of LLC Units and as a result, the Company has not recorded a liability related to the TRA.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of June 30, 2017, the Company is a tenant under various operating leases with third parties related to certain of its delivery hubs and vending machines. The initial terms expire at various dates between 2017 and 2037. Many of the leases include one or more renewal options of five to ten year periods. Rent expense for these operating leases was approximately $1.2 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $1.8 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

In September 2016, the Company entered into a new lease with a third party for the second floor of a new corporate headquarters in Tempe, Arizona that it moved into during the second quarter of 2017. The lease has an initial term of 83 months and has three five-year extension options. At the request of the landlord, DriveTime agreed to partially guarantee the lease payments until the 30th full calendar month of such lease. The Company started incurring rent expense for this lease in April 2017, and the rent expense for the three months ended June 30, 2017 was approximately $0.3 million.

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

Letters of Credit

In October 2016, the Company obtained an unconditional, irrevocable, stand-by letter of credit for $1.9 million to satisfy a condition of a new lease agreement. The Company is required to maintain a cash deposit of $1.9 million with the financial institution that issued the stand-by letter of credit until February 2018, at which point the cash deposit requirement will be reduced by approximately $1.0 million until November 30, 2018, at which time the letter of credit shall expire. The Company has earned interest on this letter of credit, and as of June 30, 2017 and December 31, 2016, the balance with the financial institution was approximately $2.0 million. This balance is classified as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

Legal Matters

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or cash flows.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2017 and December 31, 2016, the Company held certain assets that were required to be measured at fair value on a recurring basis. The following is a summary of fair value measurements at June 30, 2017 and December 31, 2016 (in thousands):

As of June 30, 2017:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$144,707	$144,707	$—	$—
Purchase Price Adjustment Receivable (2)	745	—	—	745

As of December 31, 2016:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$20,088	$20,088	$—	$—
___________________________
(1) Classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.
(2) Classified as other assets in the accompanying unaudited condensed consolidated balance sheet and as a component of other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

The fair value of the purchase price adjustment receivable is determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds the purchaser’s estimated performance of the underlying finance receivables as of measurement dates specified in the Master Purchase and Sale Agreement. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Such fair value measurement is considered Level 3 under the fair value hierarchy.

The carrying amounts of restricted cash, receivables due from related party, accounts payable and accrued liabilities and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the Floor Plan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period. The carrying value of notes payable was determined to approximate fair value as each of the notes has prevailing interest rates, which have not materially changed as of June 30, 2017. The fair value of finance receivables, net was determined to be approximately $24.9 million and $25.6 million as of June 30, 2017 and December 31, 2016, respectively, utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy.

NOTE 15 — SUBSEQUENT EVENTS

In August 2017, the Company amended the Floor Plan Facility to, among other things, extend the maturity date to December 31, 2018, and increase the available credit to $275.0 million from August 4, 2017 through December 31, 2017 and to $350.0 million from January 1, 2018 through December 31, 2018.

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

On May 3, 2017, we completed our IPO of 15.0 million shares of Class A common stock at a public offering price of $15.00 per share. We received $205.9 million in proceeds, net of underwriting discounts and commissions and offering expenses. We used a portion of the net proceeds to repay the $35.0 million of outstanding borrowings plus accrued interest under the Verde Credit Facility, and will use the remainder for general working corporate purposes. We expect these general corporate purposes to include funding working capital, operating expenses and the selective pursuit of business development opportunities, including to expand our current business through acquisitions of, or investments in, other businesses, products or technologies.

Since the launch of our first market in January 2013 through June 30, 2017, we have purchased, reconditioned, sold and delivered approximately 46,600 vehicles to customers through our website, generating $910.2 million in revenue.

Our business combines a comprehensive online sales experience with a vertically-integrated supply chain that allows us to sell high quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•
Purchase a used vehicle.    As of June 30, 2017, we listed approximately 7,500 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts (“VSCs”) and trade-ins.

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

•
Protect their purchase.    Customers have the option to protect their vehicle with a CarvanaCare-branded VSC as part of our online checkout process. VSCs provide customers with insurance against certain mechanical repairs after the expiration of their vehicle’s original manufacturer warranty. We earn a fee for selling VSCs on behalf of an affiliate of DriveTime and, prior to December 2016, third parties, who are the obligors under these VSCs. We generally have no contractual liability to customers for claims under these agreements.

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

Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website. During the six months ended June 30, 2017, the number of vehicles we sold to retail customers grew by 133.7% to 19,016, compared to 8,138 in the six months ended June 30, 2016.

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

Markets

Our growth in retail units sold is driven by expansion into new markets and increased penetration in our existing markets. We define a market as a metropolitan area in which we have commenced local advertising and offer free home delivery to customers with a Carvana employee and branded delivery truck. Opening a new market involves hiring a market operations manager and a team of customer advocates, connecting the market to our existing logistics network, and initiating local advertising. Each new market has typically required approximately $0.5 million in capital expenditures, primarily related to the acquisition of 1 to 2 branded delivery trucks, a multi-car hauler to connect the market to our logistics network, and furniture, fixtures and equipment in a local office space. As a market scales, we may elect to build a vending machine in the market to improve fulfillment and further increase customer awareness. Each new vending machine has required on average $5.0 million of capital expenditures, depending on the number of stories in the vending machine tower and local market conditions.

Our capital- and headcount-light expansion model has enabled us to increase our rate of market openings in each of the past four years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, twelve in 2016, and nine in the first half of 2017, bringing our total number of markets to 30 as of June 30, 2017. Over this period, we have continually improved our market expansion playbook, which we believe provides us with the capability to accelerate this rate of market openings in the future.

When we open a market, we commence advertising using a blend of brand and direct advertising channels. Our advertising spend in each market is approximately proportionate to each market’s population, subject to adjustments based on specific characteristics of the market, used vehicle market seasonality and special events such as vending machine openings. This historically has led to increased market penetration over time following the market opening. In the second quarter of 2017, we increased national television advertising spend. With our growth into new markets, national television advertising is becoming more economically efficient compared to purchasing several local television advertising campaigns.

Revenue and Gross Profit

Our expansion into new markets and increased penetration in existing ones has led to growth in retail unit sales. We generate revenue on retail units sold from four primary sources: the sale of the vehicle, gains on the sales of loans originated to finance the vehicle, sales of VSCs, and wholesale sales of vehicles we acquire from customers as trade-ins.

Our largest source of revenue, used vehicle sales, totaled $193.9 million and $342.3 million during the three and six months ended June 30, 2017, respectively. As we continue to expand to new markets and increase penetration in existing ones, we expect used vehicle sales to increase as we increase retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales includes sales of trade-ins and other vehicles acquired from customers as well as sales of slow-moving retail units listed on our website and totaled $7.8 million and $13.5 million during the three and six months ended June 30, 2017, respectively. We expect wholesale sales to increase with retail units sold and as we expand our suite of product offerings to customers who may wish to trade-in or to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which includes gains on the sales of loans we originate and sales commissions on VSCs, totaled $7.6 million and $12.6 million during the three and six months ended June 30, 2017, respectively. We expect other sales and revenues to increase with retail units sold and as we improve our ability to offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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

•
Leverage existing IRC infrastructure.  As we scale, we intend to more fully utilize the capacity in our existing IRCs, which collectively have capacity to inspect and recondition 150,000 vehicles per year.

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

•
Optimize pricing. We regularly test different pricing of our products, including vehicle sticker prices, trade-in offers, and ancillary product prices and believe we can gain by further optimizing prices over time.

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

Relationship with DriveTime

We were founded as a subsidiary of DriveTime in 2012 and subsequently spun out of DriveTime as a standalone entity in November 2014. DriveTime consolidated our financial results in its financial statements through July 2015. DriveTime is controlled by our controlling shareholder, who is also the father of Ernie Garcia, III, our Chief Executive Officer.

For further discussion about our relationship with DriveTime and other related parties, refer to Note 5 — Related Party Transactions included in Part I, Item 1, Unaudited Condensed and Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Retail units sold	10,682	4,355	19,016	8,138
Number of markets	30	14	30	14
Average monthly unique visitors	955,998	326,791	827,397	332,138
Inventory units available on website	7,503	4,516	7,503	4,516
Average days to sale	105	93	100	88
Total gross profit per unit	$1,501	$1,386	$1,356	$1,228

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

Total Gross Profit per Unit

We define total gross profit per unit as the aggregate gross profit in a given period divided by retail units sold in that period. Total gross profit per unit is driven by sales of used vehicles, each of which generates additional revenue sources including: wholesale sales of vehicles we acquire from customers as trade-ins, gains on the sales of loans originated to finance the vehicle, and commissions on sales of VSCs. We believe total gross profit per unit is a key measure of our growth and long-term profitability.

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

The number of used vehicles we sell depends on the number of markets we serve, our volume of website traffic in these markets, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customer sales experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships, and general economic conditions. On a quarterly basis, the number of used vehicles we sell is also affected by seasonality, with demand for used vehicles reaching a seasonal high point in the first half of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of used vehicle sales expected to occur in the fourth calendar quarter.

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

Wholesale Vehicle Sales

Wholesale vehicle sales is equal to the aggregate proceeds we receive on vehicles sold to wholesalers. The vehicles we sell to wholesalers are primarily acquired from our customers who trade-in their existing vehicles when making a purchase from us, and to a lesser extent, vehicles we acquire from customers who do not purchase another vehicle from us. In addition, we occasionally sell certain used vehicles previously listed for sale to customers through our website to wholesalers. Factors affecting wholesale vehicle sales include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market.

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of automotive finance receivables we originate and sell to third parties and commissions we receive on VSCs. Prior to December 9, 2016, the VSCs were sold and administered by third parties. On December 9, 2016, we entered into a master dealer agreement with DriveTime, pursuant to which we sell VSCs that DriveTime administers. The commission revenues we recognize on VSCs depends on the number of retail units we sell, the conversion rate of VSCs on these sales, commission rates we receive, VSC early cancellation frequency, and product features.

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

Used Vehicle Gross Profit

Used vehicle gross profit equals the vehicle sales price minus our costs of sales associated with vehicles that we list and sell on our website. Used vehicle gross profit per unit equals our aggregate used vehicle gross profit in any measurement period divided by the number of retail units sold in such period.

Wholesale Vehicle Gross Profit

Wholesale vehicle gross profit equals the vehicle sales price minus our cost of sales associated with vehicles we sell to wholesalers. Factors affecting wholesale gross profit include the number of wholesale units sold, the average wholesale selling price of these vehicles, the acquisition price we offer to the customer and, in the case of vehicles formerly listed on our website, the total costs described above associated with that vehicle.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in gross profit and the associated drivers are identical to changes in revenues from these products and the associated drivers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include expenses associated with advertising to customers, operating our logistics hubs, fulfillment centers and vending machines, operating our logistics and fulfillment network, and other corporate overhead expenses, including expenses associated with IT, product development, engineering, legal, accounting, finance, and business development. We anticipate that these expenses will increase as we grow. SG&A expenses exclude the costs of inspecting and reconditioning vehicles, which are included in cost of sales.

Interest Expense

Interest expense includes interest incurred on our Floor Plan Facility, notes payable and other long-term debt, which are used to fund inventory, our transportation fleet and certain of our property and equipment, respectively. During 2017, interest expense also includes interest incurred and the commitment fee related to the Verde Credit Facility, which was used as needed to fund working capital prior to its termination in connection with our IPO.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change

	(dollars in thousands, except per unit amounts)			(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$193,947	$80,488	141.0%	$342,329	$148,983	129.8%
Wholesale vehicle sales	7,818	2,475	215.9%	13,544	4,034	235.7%
Other sales and revenues (1)	7,600	3,563	113.3%	12,565	6,460	94.5%
Total net sales and operating revenues	$209,365	$86,526	142.0%	$368,438	$159,477	131.0%
Gross profit:
Used vehicle gross profit	$8,172	$2,311	253.6%	$12,798	$3,441	271.9%
Wholesale vehicle gross profit	267	163	63.8%	422	93	353.8%
Other gross profit (1)	7,600	3,563	113.3%	12,565	6,460	94.5%
Total gross profit	$16,039	$6,037	165.7%	$25,785	$9,994	158.0%
Market information:
Markets, beginning of period	23	11	109.1%	21	9	133.3%
Market launches	7	3	133.3%	9	5	80.0%
Markets, end of period	30	14	114.3%	30	14	114.3%
Unit sales information:
Used vehicle unit sales	10,682	4,355	145.3%	19,016	8,138	133.7%
Wholesale vehicle unit sales	1,580	629	151.2%	2,868	1,133	153.1%
Per unit selling prices:
Used vehicles	$18,156	$18,482	(1.8)%	$18,002	$18,307	(1.7)%
Wholesale vehicles	$4,948	$3,935	25.7%	$4,722	$3,560	32.6%
Per unit gross profit: (2)
Used vehicle gross profit	$765	$531	44.1%	$673	$423	59.1%
Wholesale vehicle gross profit	$169	$259	(34.7)%	$147	$82	79.3%
Other gross profit	$711	$818	(13.1)%	$661	$794	(16.8)%
Total gross profit	$1,501	$1,386	8.3%	$1,356	$1,228	10.4%

(1) Includes $1,898 and $3,656 of other sales and revenues from related parties for the three and six months ended June 30, 2017, respectively.
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.

Used Vehicle Sales

Three Months Ended June 30, 2017 Versus 2016. Used vehicle sales increased by $113.5 million to $193.9 million during the three months ended June 30, 2017 compared to $80.5 million during the three months ended June 30, 2016. The increase in revenue was primarily due to an increase in the number of used vehicles sold from 4,355 to 10,682 during the three months ended June 30, 2016 and 2017, respectively. The increase in unit sales was driven in part by growth to 30 markets as of June 30, 2017 from 14 markets as of June 30, 2016. The increase in units sold was also driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness, and customer referrals. We anticipate that unit sales will continue to grow as we launch new markets and increase penetration in existing markets. The average selling price of our retail units sold decreased to $18,156 in the three months ended June 30, 2017 from $18,482 in the same quarter in the prior year. We believe average selling prices declined partially due to a shift in inventory mix and partially due to delayed timing of IRS refunds, which many customers use for down payments, resulting in more mature cars being sold during the quarter. This change contributed to an increase in average days to sale to 105 days in the second quarter of 2017 from 93 days in the comparable prior year period, leading to additional sticker price reductions and therefore lower average selling prices.

Six Months Ended June 30, 2017 Versus 2016. Used vehicle sales increased by $193.3 million to $342.3 million during the six months ended June 30, 2017 compared to $149.0 million during the six months ended June 30, 2016. The increase in revenue was primarily due to an increase in the number of used vehicles sold from 8,138 to 19,016 during the six months ended June 30, 2016 and 2017, respectively. The increase in unit sales was driven in part by growth to 30 markets as of June 30, 2017 from 14 markets as of June 30, 2016. The increase in units sold was also driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness, and customer referrals. We anticipate that unit sales will continue to grow as we launch new markets and increase penetration in existing markets. The average selling price of our retail units sold decreased to $18,002 in the six months ended June 30, 2017 from $18,307 in the same year-to-date period in the prior year. We believe average selling prices declined partially due to our shift in inventory mix and partially due to delayed timing of IRS refunds, which contributed to an increase in average days to sale to 100 days in the six months ended June 30, 2017 from 88 days in the comparable prior year period, leading to additional sticker price reductions and therefore lower average selling prices.

Wholesale Vehicle Sales

Three Months Ended June 30, 2017 Versus 2016. Wholesale vehicle sales increased by $5.3 million to $7.8 million during the three months ended June 30, 2017, compared to $2.5 million during the three months ended June 30, 2016. We primarily obtain our wholesale inventory from customer trade-ins. As our retail unit sales have increased, so have the trade-ins we receive. In addition, we began selling vehicles previously offered to customers on our website to wholesalers in the second quarter of 2017, which contributed to an increase in the ratio of wholesale units sold to retail units sold in the second quarter of 2017 compared to the second quarter of 2016. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased.

Six Months Ended June 30, 2017 Versus 2016. Wholesale vehicle sales increased by $9.5 million to $13.5 million during the six months ended June 30, 2017, compared to $4.0 million during the six months ended June 30, 2016. We primarily obtain our wholesale inventory from customer trade-ins. As our retail unit sales have increased, so have the trade-ins we receive. As our retail unit sales have increased, so have the trade-ins we receive. In addition, we began selling vehicles previously offered to customers on our website to wholesalers in the second quarter of 2017, which contributed to an increase in the ratio of wholesale units sold to retail units sold in the first half of 2017 compared to the first half of 2016. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased.

Other Sales and Revenues

Three Months Ended June 30, 2017 Versus 2016. Other sales and revenues primarily consist of gains on the sales of loans we originate and commissions we receive on sales of VSCs. Other sales and revenues increased by $4.0 million to $7.6 million during the three months ended June 30, 2017, compared to $3.6 million during the three months ended June 30, 2016. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold as well as an increase in VSCs sold. During the three months ended June 30, 2016, VSC revenues were generated from third party sales whereas during the three months ended June 30, 2017, all VSC sales were administered through DriveTime.

Six Months Ended June 30, 2017 Versus 2016. Other sales and revenues increased by $6.1 million to $12.6 million during the six months ended June 30, 2017, compared to $6.5 million during the six months ended June 30, 2016. This increase was primarily driven by the increase in retail units sold, which led to an increase in loans originated and sold as well as an increase in VSCs sold. During the six months ended June 30, 2016, VSC revenues were generated from third party sales whereas during the six months ended June 30, 2017, all VSC sales were administered through DriveTime.

Used Vehicle Gross Profit

Three Months Ended June 30, 2017 Versus 2016. Used vehicle gross profit increased by $5.9 million to $8.2 million during the three months ended June 30, 2017, compared to $2.3 million during the three months ended June 30, 2016. This increase was driven primarily by an increase in used vehicle gross profit per unit to $765 for the three months ended June 30, 2017 compared to $531 for the three months ended June 30, 2016. Despite higher average days to sale, as described above, vehicle gross profit per unit increased. The increase was driven by enhancements in our proprietary vehicle purchasing and pricing technology, as well as by cost efficiencies in the reconditioning of our vehicles.

Six Months Ended June 30, 2017 Versus 2016. Used vehicle gross profit increased by $9.4 million to $12.8 million during the six months ended June 30, 2017, compared to $3.4 million during the six months ended June 30, 2016. This increase was driven primarily by an increase in used vehicle gross profit per unit to $673 for the six months ended June 30, 2017 compared to $423 for the three months ended June 30, 2016. Despite higher average days to sale, which we believe was impacted in part by the delayed timing of IRS refunds, as described above, vehicle gross profit per unit increased. The increase was driven by enhancements in our proprietary vehicle purchasing and pricing technology, as well as by cost efficiencies in the transportation and reconditioning of our vehicles.

Wholesale Vehicle Gross Profit

Three Months Ended June 30, 2017 Versus 2016. Wholesale vehicle gross profit increased by $0.1 million to $0.3 million during the three months ended June 30, 2017, compared to $0.2 million during the three months ended June 30, 2016. This increase was driven primarily by increases in wholesale units sold from 629 to 1,580 and wholesale unit selling prices at auction from $3,935 to $4,948.

Six Months Ended June 30, 2017 Versus 2016. Wholesale vehicle gross profit increased by $0.3 million to $0.4 million during the six months ended June 30, 2017, compared to $0.1 million during the six months ended June 30, 2016. This increase was driven primarily by an increase in wholesale units sold from 1,133 to 2,868, in addition to a slight increase in gross profit per wholesale unit from $82 to $147.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in thousands)		(in thousands)
Compensation and benefits (1)	$18,789	$7,875	$35,092	$14,522
Advertising expense	12,385	5,591	23,824	11,251
Market occupancy costs (2)	1,424	400	2,407	853
Logistics (3)	3,116	1,832	5,924	3,263
Other overhead costs (4)	16,297	7,646	30,672	14,087
Total	$52,011	$23,344	$97,919	$43,976

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

Selling, general and administrative expenses increased by $28.7 million and $53.9 million to $52.0 million and $97.9 million during the three and six months ended June 30, 2017, respectively, compared to $23.3 million and $44.0 million during the three and six months ended June 30, 2016, respectively. The increase is partially due to an increase in compensation and benefits of $10.9 million and $20.6 million during the three and six months ended June 30, 2017, which was driven by expansion into new markets and growth in headcount at our Phoenix headquarters, including in our product and engineering, accounting, finance, legal, real estate, information technology, and human resources departments. These expenses will increase as we expand to additional markets and as we incur increased expenses as a public company, in absolute terms. Advertising, market occupancy, logistics and other overhead expenses increased during the three and six months ended June 30, 2017 compared to the prior comparable periods primarily due to an increase in number of markets.

Interest Expense

Interest expense increased by $1.7 million and $3.1 million to $2.5 million and $4.6 million during the three and six months ended June 30, 2017, respectively, compared to $0.8 million and $1.5 million during the three and six months ended June 30, 2016, respectively. In order to expand the inventory we make available to customers and accommodate operations in additional markets, we increased our borrowings under our Floor Plan Facility year over year. The increase in interest expense is partially due to the increases in the outstanding balance. In addition, we incurred $1.2 million and $1.3 million during the three and six months ended June 30, 2017, respectively, related to the Verde Credit Facility, including interest expense incurred on the outstanding balance and financing costs. Total borrowings of $35.0 million under the Verde Credit Facility were repaid in full with the proceeds of our IPO and the facility was terminated.

Non-GAAP Financial Measures

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we also present the following non-GAAP measures: EBITDA, EBITDA margin, adjusted net loss and adjusted net loss per share.

EBITDA and EBITDA Margin

EBITDA and EBITDA Margin are non-GAAP supplemental measures of operating performance that do not represent and should not be considered an alternative to net loss or cash flow from operations, as determined by GAAP. EBITDA is defined as net loss before interest expense, income tax expense and depreciation and amortization expense. EBITDA Margin is EBITDA as a percentage of total revenues. We use EBITDA to measure the operating performance of our business, excluding specifically identified items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations. We use EBITDA Margin to measure our operating performance relative to our total revenues. EBITDA and EBITDA Margin may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations. A reconciliation of EBITDA to net loss, the most directly comparable GAAP measure, and calculation of EBITDA Margin is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(38,870)	$(18,108)	$(77,309)	$(35,433)
Depreciation and amortization expense	2,584	958	4,645	1,824
Interest expense	2,507	796	4,566	1,506
EBITDA	$(33,779)	$(16,354)	$(68,098)	$(32,103)

Total revenues	$209,365	$86,526	$368,438	$159,477
EBITDA Margin	(16.1)%	(18.9)%	(18.5)%	(20.1)%

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

Adjusted net loss and adjusted net loss per share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net loss and net loss per share, as determined under GAAP. We believe that adjusted net loss and adjusted net loss per share supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period and relative to our competitors. A reconciliation of adjusted net loss to net loss attributable to Carvana Co., the most directly comparable GAAP measure, and the computation of adjusted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to Carvana Co.	$(14,542)	$(18,108)	$(52,981)	$(35,433)
Add: Net loss attributable to non-controlling interests (1)	(24,328)	—	(24,328)	—
Adjusted net loss attributable to Carvana Co.	$(38,870)	$(18,108)	$(77,309)	$(35,433)

Denominator:
Weighted-average shares of Class A common stock outstanding	15,026	15,000	15,013	15,000
Adjustments:(2)
Assumed exchange of LLC Units for shares of Class A common stock (1)	121,666	121,760	121,713	121,760
Adjusted shares of Class A common stock outstanding	136,692	136,760	136,726	136,760
Adjusted net loss per share	$(0.28)	$(0.13)	$(0.57)	$(0.26)
(1) Assumes exchange of all outstanding LLC Units for shares of Class A common stock retroactively applied as if the exchanges had occurred at the beginning of each period presented under the terms of the exchange agreement.
(2) Excludes approximately 0.5 million restricted stock awards and 0.5 million stock options outstanding at June 30, 2017, because they were determined to be anti-dilutive.

Liquidity and Capital Resources

General

Our principal sources of liquidity are cash generated from our operations and from financing activities. Cash generated from operating activities primarily includes cash derived from the sale of used retail vehicles, the sale of wholesale vehicles, and proceeds from the sale of automotive finance receivables originated in connection with the sale of used vehicles. Cash generated from our financing activities primarily includes proceeds from the sale of Class A common stock in our IPO and sales of Class C Preferred Units throughout 2015 and 2016.

We have incurred losses each year from inception through June 30, 2017, and expect to incur additional losses in the future. Our ability to service our debt, fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. We believe that our existing sources of liquidity including future debt and equity financing, will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures, and working capital obligations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion into new markets, and the timing and extent of our spending to support our technology and software development efforts. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Floor Plan Facility

We have a floor plan facility with a third party to finance our used vehicle inventory, which is secured by substantially all of our assets, including our used vehicle inventory (the "Floor Plan Facility"). The line of credit available to us under this agreement is $200.0 million. The agreement matures on December 27, 2017 and may be extended for an additional 364-day period at the lender's sole discretion. We are required to make monthly interest payments on borrowings under the Floor Plan Facility at a rate per annum equal to one-month LIBOR plus a fixed base. We are also required to make principal reduction payments equal to 10% of the original principal amount for each vehicle subject to the floor plan for more than 180 days until the outstanding principal amount for such vehicle is reduced to the lesser of 50% of the original principal amount of such vehicle or 50% of such vehicle’s wholesale value. Additionally, we are permitted at our election to make payments to the lender to be held as principal payments under the Floor Plan Facility, which the lender will hold and treat as a reduction of our indebtedness under the facility. As of June 30, 2017, $166.8 million borrowings were outstanding under the Floor Plan Facility, the interest rate was 5.02% and $33.2 million remained available for borrowing.

Verde Credit Facility

On February 27, 2017, we entered into a credit facility with Verde for an amount up to $50.0 million (the "Verde Credit Facility"). As of March 31, 2017, $20.0 million had been drawn under the Verde Credit Facility. From March 31, 2017 through the completion of the IPO, we drew an additional $15.0 million under the Verde Credit Facility, bringing the total outstanding balance to $35.0 million immediately prior to the IPO. Amounts outstanding accrued interest at a rate of 12.0% per annum, compounding semi-annually and payable in kind and matured in August 2018. Upon execution of the agreement, we paid a $1.0 million commitment fee. Upon completion of the IPO on May 3, 2017, we repaid the entire outstanding principal and accrued interest using a portion of the proceeds we received from the IPO and recognized the unamortized commitment fee as interest expense. Subsequent to the IPO and this repayment, the agreement was terminated.

Other Long-Term Debt

Since 2016, we have periodically issued notes payable to acquire haulers and equipment for use in our logistics operations. The assets purchased with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a five-year term, fixed interest rate and requires monthly principal and interest payments. As of June 30, 2017, the outstanding principal of these notes totaled $9.2 million and had a weighted-average interest rate of 4.9%.

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

In December 2016, we entered into a master purchase and sale agreement with an unrelated third party pursuant to which we sell automotive finance receivables meeting certain underwriting criteria. Under such sale agreement, the third party has committed to purchase up to an aggregate of $375.0 million in principal balances of automotive finance receivables that we originate, subject to adjustment as described in the agreement. During the six months ended June 30, 2017, we sold $157.7 million in principal balances of automotive finance receivables under this agreement and there was $196.0 million of unused capacity under this agreement as of June 30, 2017.

In December 2016, we entered into a master transfer agreement with an unrelated third party pursuant to which we sell automotive finance receivables meeting certain underwriting criteria to such party. Under such sale agreement, the third party has committed to purchase up to an aggregate of $292.2 million in principal balances of automotive finance receivables that we originate. The third party purchaser finances a majority of these purchases with borrowings from our purchaser in the master purchase and sale agreement. During the six months ended June 30, 2017, we sold $66.6 million in principal balances of automotive finance receivables under this agreement and there was $217.2 million of unused capacity under this agreement as of June 30, 2017.

Liquidity Upon Initial Public Offering

On May 3, 2017, we completed an initial public offering and received $205.9 million in proceeds, net of underwriting discounts and commissions and offering costs. We used a portion of the proceeds to repay $35.0 million of outstanding borrowings plus accrued interest under the Verde Credit Facility and to pay expenses incurred in connection with the IPO and Organizational Transactions. We will use the remaining net proceeds for future working capital and general corporate purposes.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(61,291)	$(100,592)
Net cash used in investing activities	(42,649)	(14,333)
Net cash provided by financing activities	209,189	131,880
Net increase in cash and cash equivalents	105,249	16,955
Cash and cash equivalents at beginning of period	39,184	43,134
Cash and cash equivalents at end of period	$144,433	$60,089

Operating Activities

For the six months ended June 30, 2017, net cash used in operating activities was $61.3 million, a decrease of $39.3 million compared to net cash used in operating activities of $100.6 million for the six months ended June 30, 2016. Significant changes impacting net cash used in operating activities comparing the six months ended June 30, 2017 and 2016 are as follows:

•
At December 31, 2015, our accounts payable to related party was $21.4 million, primarily related to vehicle inventory purchases. During the six months ended June 30, 2016 we made net repayments of $12.8 million to related parties resulting in an ending payable to related parties of $8.7 million. Comparatively, as of June 30, 2017, our balance of accounts payable to related parties increased by $0.3 million since December 31, 2016. Thus, cash flows associated with the change in our accounts payable to related parties increased $13.1 million year over year due to the timing of payments.

•
Net decrease in vehicle inventory was $11.7 million during the six months ended June 30, 2017 compared to a net increase in vehicle inventory of $48.6 million during the six months ended June 30, 2016, resulting in an increase to sources of cash of $60.3 million related to our efforts to optimize our inventory levels relative to the number and size of markets we are operating in.

•
Net cash generated by originations and proceeds of finance receivables was $8.1 million during the six months ended June 30, 2017, an increase of $15.4 million from the net use of $7.3 million during the six months ended June 30, 2016. This is primarily due to the timing of originations and subsequent sales.

•
Our net loss was $77.3 million during the six months ended June 30, 2017, an increase of $41.9 million from a net loss of $35.4 million during the six months ended June 30, 2016 primarily due to an increase in selling, general and administrative expenses associated with expansion to additional markets and expanding our corporate infrastructure.

Investing Activities

Cash used in investing activities was $42.6 million and $14.3 million during the six months ended June 30, 2017 and 2016, respectively, an increase of $28.3 million. The increase primarily relates to the increase in purchases of property and equipment of $29.9 million, reflecting the expansion of our business operations into new markets.

Financing Activities

Cash provided by financing activities was $209.2 million and $131.9 million during the six months ended June 30, 2017 and 2016, respectively, an increase of $77.3 million. The net increase primarily relates to the following financing activities:

•
Net proceeds from sales of equity increased $106.3 million due to receipt of net proceeds from our IPO of $206.3 million during the six months ended June 30, 2017 compared to net proceeds of $100.0 million from sales of Class C Preferred Units during the six months ended June 30, 2016.

•
Proceeds from and payments on the Floor Plan Facility increased by $235.8 million and $266.5 million, respectively, resulting in a net decrease to cash of $30.7 million related to this facility during the six months ended June 30, 2017. During the six months ended June 30, 2016, we expanded our vehicle inventory available on our website from 1,842 vehicles to 4,516 vehicles whereas during the six months ended June 30, 2017, we only expanded from 7,310 vehicles to 7,503 vehicles, resulting in a net decrease in cash from our Floor Plan Facility.

Contractual Obligations and Commitments

During the six months ended June 30, 2017, we entered into new leases with DriveTime and Verde, some of which replaced previous leases we had with DriveTime. Pursuant to these new leases with, we are contractually obligated to make lease payments to DriveTime and Verde of $17.1 million over the remaining lease terms which range from seven to eight years. We also entered into new leases with various third parties, pursuant to which we are contractually obligated to make lease payments of $6.2 million over the remaining lease terms which range from less than one to five years. Further, in April 2017, we financed certain purchases of property and equipment through a sale and leaseback transaction. We are now contractually obligated to make rent payments of $5.1 million over the remaining lease term.

Outside of the recent obligations outlined above and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as of the most recently ended fiscal year as disclosed in our prospectus filed with the SEC on April 28, 2017.

Fair Value Measurements

We report money market securities and certain receivables at fair value. See Note 14 — Fair Value of Financial Instruments, included in Part I, Item 1, Unaudited Condensed and Consolidated Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

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

Interest Rate Risk

Our primary market risk exposure is changing LIBOR-based interest rates. We had total outstanding debt of $166.8 million under our variable Floor Plan Facility at June 30, 2017. Amounts outstanding under our Floor Plan Facility are due within one year and bear a variable interest rate of a fixed spread to the one-month LIBOR rate. At June 30, 2017, the applicable one-month LIBOR rate was 1.22%. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates would result in a change to annual interest expense of $1.7 million at June 30, 2017.

Our outstanding notes payable each have fixed interest rates, require monthly payments and mature five years after commencement. The outstanding balance totaled $9.2 million as of June 30, 2017.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	First Amendment to Time Sharing Agreement, filed herewith.
10.2*	Sixth Amendment to Amended and Restated Inventory Financing and Security Agreement, filed herewith.
10.3	Second Amendment to Fourth Amended and Restated Lease, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2017		Carvana Co.
(Registrant)

		By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)