Form 10-Q
period 2017-09-30
CARVANA CO.
filed 2017-11-07
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of November 3, 2017, the registrant had 15,908,195 shares of Class A common stock outstanding and 116,824,383 shares of Class B common stock outstanding.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$103,454	$39,184
Restricted cash	11,755	10,266
Accounts receivable, net	11,639	5,692
Finance receivables held for sale, net	37,519	24,771
Vehicle inventory	192,242	185,506
Other current assets	9,598	9,822
Total current assets	366,207	275,241
Property and equipment, net	125,996	60,592
Other assets	2,969	—
Total assets	$495,172	$335,833
LIABILITIES, TEMPORARY EQUITY & STOCKHOLDERS' EQUITY / MEMBERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$43,813	$28,164
Accounts payable due to related party	2,142	1,884
Floor plan facility	195,083	165,313
Current portion of long-term debt	3,375	1,057
Total current liabilities	244,413	196,418
Long-term debt, excluding current portion	16,363	4,404
Other liabilities	6,920	—
Total liabilities	267,696	200,822
Commitments and contingencies (Note 13)
Temporary equity - Class C redeemable preferred units - 0 and 43,089 units authorized and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	250,972
Stockholders' equity / members' deficit:
Members' deficit	—	(115,961)
Preferred stock, $.01 par value - 50,000 shares authorized, none issued and outstanding as of September 30, 2017	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized, 15,513 shares issued and outstanding as of September 30, 2017	16	—
Class B common stock, $0.001 par value - 125,000 shares authorized, 117,236 shares issued and outstanding as of September 30, 2017	117	—
Additional paid in capital	35,447	—
Accumulated deficit	(7,419)	—
Total stockholders' equity / members' deficit attributable to Carvana Co.	28,161	(115,961)
Non-controlling interests	199,315	—
Total stockholders' equity / members’ deficit	227,476	(115,961)
Total liabilities, temporary equity & stockholders' equity / members’ deficit	$495,172	$335,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales and operating revenues:
Used vehicle sales, net	$208,113	$92,115	$550,442	$241,098
Wholesale vehicle sales	7,459	2,870	21,003	6,904
Other sales and revenues, including $2,414, $0, $6,070 and $0, respectively, from related parties	9,807	3,859	22,372	10,319
Net sales and operating revenues	225,379	98,844	593,817	258,321
Cost of sales	204,963	92,078	547,616	241,561
Gross profit	20,416	6,766	46,201	16,760
Selling, general and administrative expenses	58,676	27,995	156,595	71,971
Interest expense, including $0, $0, $1,382 and $0, respectively, to related parties	838	725	5,404	2,231
Other expense (income), net	671	31	1,280	(24)
Net loss before income taxes	(39,769)	(21,985)	(117,078)	(57,418)
Income tax provision	—	—	—	—
Net loss	(39,769)	(21,985)	(117,078)	(57,418)
Less: net loss attributable to non-controlling interests	(35,389)	—	(59,717)	—
Net loss attributable to Carvana Co.	$(4,380)	$(21,985)	$(57,361)	$(57,418)

Net loss per share of Class A common stock, basic and diluted(1)	$(0.29)	$(0.16)	$(0.86)	$(0.42)
Weighted-average shares of Class A common stock, basic and diluted(1)(2)	15,045	15,000	15,024	15,000

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

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / MEMBERS' DEFICIT
(Unaudited)
(In thousands)

		Class A		Class B
	Members' Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2016	$(115,961)	—	$—	—	$—	$—	$—	$—	$—
Equity-based compensation expense prior to Organizational Transactions	158	—	—	—	—	—	—	—	—
Accrued return on Class C Redeemable Preferred Units prior to Organizational Transactions	(9,439)	—	—	—	—	—	—	—	—
Net loss prior to Organizational Transactions	(49,942)	—	—	—	—	—	—	—	—
Conversion of Class C Redeemable Preferred Units for Class A Units	260,411	—	—	—	—	—	—	—	—
Effect of Organizational Transactions	(85,227)	—	—	117,236	117	(174,255)	—	259,365	85,227
Issuance of Class A common stock sold in initial public offering, net of underwriters' discounts and commissions and offering expenses	—	15,000	15	—	—	205,910	—	—	205,925
Net loss subsequent to Organizational Transactions	—	—	—	—	—	—	(7,419)	(59,717)	(67,136)
Adjustments to non-controlling interests	—	—	—	—	—	333	—	(333)	—
Issuance of restricted stock awards, net of forfeitures	—	538	1	—	—	(1)	—	—	—
Restricted stock surrendered in lieu of withholding taxes	—	(27)	—	—	—	(399)	—	—	(399)
Options exercised		2				28			28
Equity-based compensation expense recognized subsequent to Organizational Transactions	—	—	—	—	—	3,831	—	—	3,831
Balance, September 30, 2017	$—	15,513	$16	117,236	$117	$35,447	$(7,419)	$199,315	$227,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(117,078)	$(57,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,746	3,020
Loss on disposal of property and equipment	882	—
Provision for bad debt and valuation allowance	805	1,299
Gain on loan sales	(14,982)	(6,169)
Equity-based compensation expense	3,989	421
Amortization and write-off of debt issuance costs	1,407	—
Originations of finance receivables	(361,265)	(160,713)
Proceeds from sale of finance receivables	361,659	228,480
Proceeds from sale of finance receivables to related party	—	1,531
Purchase of finance receivables from related party	—	(74,589)
Changes in assets and liabilities:
Accounts receivable	(6,159)	(1,509)
Prepayment to related parties	—	(1,404)
Vehicle inventory	(5,962)	(62,335)
Other current assets	(1,206)	(3,449)
Other assets	(1,722)	—
Accounts payable and accrued liabilities	8,694	9,493
Accounts payable to related party	258	(21,436)
Other liabilities	6,920	—
Net cash used in operating activities	(116,014)	(144,778)
Cash Flows from Investing Activities:
Purchases of property and equipment	(59,408)	(21,021)
Change in restricted cash	(1,489)	(2,299)
Net cash used in investing activities	(60,897)	(23,320)
Cash Flows from Financing Activities:
Proceeds from floor plan facility	674,411	246,880
Payments on floor plan facility	(644,641)	(200,870)
Proceeds from Verde Credit Facility	35,000	—
Payments on Verde Credit Facility	(35,000)	—
Proceeds from long-term debt	7,596	—
Payments on long-term debt	(1,137)	(107)
Payments of debt issuance costs, including $1,000 and $0 to related parties, respectively	(1,000)	(228)
Proceeds from exercise of stock options	28	—
Tax withholdings related to restricted stock awards	(399)	—
Proceeds from issuance of Class C redeemable preferred units	—	159,725
Class C redeemable preferred units issuance costs	—	(82)
Net proceeds from initial public offering	206,323	—
Net cash provided by financing activities	241,181	205,318
Net increase in cash and cash equivalents	64,270	37,220
Cash and cash equivalents at beginning of period	39,184	43,134
Cash and cash equivalents at end of period	$103,454	$80,354

Supplemental cash flow information:
Cash payments for interest to third parties	$4,668	$1,844
Cash payments for interest to related parties	$382	$30
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$11,006	$3,284
Capital expenditures financed through long-term debt	$7,988	$2,328
Accrual of return on Class C redeemable preferred units	$9,439	$13,224
Conversion of Class C redeemable preferred units to Class A units	$260,411	$—

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

On May 3, 2017, Carvana Co. completed its IPO of 15.0 million shares of Class A common stock at a public offering price of $15.00 per share. Carvana Co. received approximately $205.9 million in proceeds, net of underwriting discounts and commissions and offering expenses, which it used to purchase approximately 18.8 million newly-issued membership interests of Carvana Group at a price per unit equal to 0.8 times the initial public offering price less underwriting discounts and commissions and offering expenses.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2017, its results of operations for the three and nine months ended September 30, 2017 and 2016, its cash flows for the nine months ended September 30, 2017 and 2016, and the changes in its stockholders' equity for the nine months ended September 30, 2017. The Company discloses all material changes in its members’ equity for the nine months ended September 30, 2016 throughout the accompanying notes, and, therefore, does not separately present a statement of changes in members’ equity for this period in its unaudited condensed consolidated financial statements. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Liquidity

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. From inception, the Company has funded operations through the sale of Class A Units, its IPO completed on May 3, 2017 for net proceeds of approximately $205.9 million, the sale of Class C Redeemable Preferred Units, capital contributions from DriveTime and short-term funding from the Company’s majority owner.  The Company has historically funded vehicle inventory purchases through its Floor Plan Facility, described in further detail in Note 7 — Debt Instruments, and has approximately $79.9 million available under the Floor Plan Facility to fund future vehicle inventory purchases as of September 30, 2017. The Company has also funded some of its capital expenditures through long-term financing with third parties as described in further detail in Note 7 —

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Debt Instruments. Management believes that current working capital and expected continued capital expenditure financing is sufficient to fund operations for at least one year from the financial statement issuance date.

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

Comprehensive Loss

During the three and nine months ended September 30, 2017 and 2016, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Restricted Cash

The restricted cash includes the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding floor plan facility principal balance, as explained in Note 7 — Debt Instruments and amounts held as restricted cash as required under letter of credit agreements, as explained in Note 13 — Commitments and Contingencies.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be recognized.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations ("ASU 2017-01"), which narrows the definition of a business and assists entities to evaluate whether transactions should be accounted for as acquisitions of assets or businesses. Under ASU 2017-01, when substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the purchase of the assets are not deemed to comprise a business. The update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-01 on January 1, 2017 and it did not have a material impact on its consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accounting Standards Issued But Not Yet Adopted

Since May 2014, the FASB has issued several accounting standards updates related to revenue recognition including ASC 606, Revenue from Contracts with Customers ("ASC 606"), which amends the guidance in ASC 605, Revenue Recognition ("ASC 605"), and provides a single, comprehensive revenue recognition model for all contracts with customers. ASC 606 contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. ASC 606 addresses how entities should identify goods and services being provided to a customer, the unit of account for a principal versus agent assessment, how to evaluate whether a good or service is controlled before being transferred to a customer and how to assess whether an entity controls services performed by another party. ASC 606 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. The Company will adopt ASC 606 for interim and annual periods beginning January 1, 2018 and plans to use the modified retrospective method.

The Company is continuing to evaluate all potential impacts of ASC 606. Thus far, the Company's assessment has included gaining an understanding of the new standard, inventorying its revenue streams, analyzing and mapping contract features to revenue streams and considering the enhancement of disclosures related to revenue. While the Company has not completed its evaluation, it expects similar performance obligations to result under ASC 606 as compared with deliverables and separate units of accounting currently identified under ASC 605. The Company expects adoption of ASC 606 to impact the presentation of returns on its consolidated balance sheet. Based on the evaluation to date and the manner in which the Company recognizes revenue, the Company does not anticipate a material impact on the amount or timing of its revenue recognition as a result of adopting ASC 606.

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

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Land and site improvements	$11,474	$9,355
Buildings and improvements	52,458	14,750
Transportation fleet	29,262	16,520
Software	15,673	10,065
Furniture, fixtures and equipment	10,728	3,704
Total property and equipment excluding construction in progress	119,595	54,394
Less: accumulated depreciation and amortization	(16,391)	(9,752)
Property and equipment excluding construction in progress, net	103,204	44,642
Construction in progress	22,792	15,950
Property and equipment, net	$125,996	$60,592

Depreciation and amortization expense was approximately $3.1 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $7.7 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively. These amounts primarily relate to assets associated with selling, general and

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The Company capitalized internal use software costs totaling approximately $7.7 million and $2.9 million during the nine months ended September 30, 2017 and 2016, respectively, which is included in software and construction in progress in the table above. The Company capitalized approximately $1.9 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $5.5 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively, of payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use.

NOTE 4 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Accounts payable	$11,543	$6,208
Accrued property and equipment	9,749	3,045
Sales taxes and vehicle licenses and fees	7,635	4,265
Accrued compensation and benefits	2,419	3,398
Accrued inventory costs	2,173	3,480
Accrued advertising costs	1,689	1,281
Other accrued liabilities	8,605	6,487
Total accounts payable and other accrued liabilities	$43,813	$28,164

NOTE 5 — RELATED PARTY TRANSACTIONS

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production and other services to facilitate the transition of these services to the Company on a standalone basis (the “Shared Services Agreement”). The Shared Services Agreement was most recently amended and restated in April 2017 and operates on a year-to-year basis after February 2019, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right terminate certain services effective December 2017 and other services effective July 2018, in each case with 90 days' prior written notice. DriveTime provides the Company with certain benefits, tax reporting and compliance, telecommunications and information technology services under the amended agreement. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. Total expenses related to the shared services agreement were approximately $0.0 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $0.1 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively, which are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft operated by Verde Investments, Inc., an affiliate of DriveTime, (“Verde”) on October 22, 2015, and the agreement was subsequently amended on May 15, 2017. Pursuant to the agreement, the Company agreed to reimburse Verde for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or Verde can terminate the agreement with 30 days’ prior written notice. The Company reimbursed Verde approximately $0.0 million and $0.1 million under this agreement during the three months ended September 30, 2017 and 2016, respectively, and approximately $0.4 million and $0.3 million under this agreement during the nine months ended September 30, 2017 and 2016, respectively.

Lease Agreements

In November 2014, the Company and DriveTime entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, office, and parking space at various DriveTime inspection and reconditioning centers ("IRCs") and retail facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in August 2017. Lease duration varies by location, with the earliest expiration occurring in 2017. Most delivery hubs have two-year terms and the Company is entitled to exercise up to two consecutive one-year renewal options at up to ten of these locations. The DriveTime Lease Agreement provides that the Company may take over DriveTime's leases for the inspection and reconditioning centers that the Company uses as IRCs in their entirety on July 31, 2018, subject to the Company obtaining releases of DriveTime's liability under the applicable leases and causing DriveTime to be paid for any unamortized costs.

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

Expenses related to these lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended September 30, 2017, total costs related to these lease agreements were approximately $1.8 million with approximately $0.6 million and $1.2 million allocated to inventory and selling, general, and administrative expenses, respectively. During the nine months ended September 30, 2017, total costs related to these lease agreements were approximately $5.2 million with approximately $1.8 million and $3.4 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended September 30, 2016, total costs related to these lease agreements were approximately $0.7 million with approximately $0.4 million and $0.3 million allocated to inventory and selling, general and administrative expenses, respectively. During the nine months ended September 30, 2016, total costs related to these lease agreements were approximately $1.8 million with approximately $1.1 million and $0.7 million allocated to inventory and selling, general and administrative expenses, respectively.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Corporate Office Leases

In November 2015, the Company entered into a lease agreement with Verde for its then corporate headquarters. The rent expense incurred related to this lease for the three and nine months ended September 30, 2016 was approximately $0.2 million and $0.6 million. In December 2016, Verde sold the building and assigned the lease to a third party.

During the first quarter of 2017, the Company subleased additional office space at DriveTime’s corporate headquarters in Tempe, Arizona. Pursuant to this arrangement, the Company incurred rent of approximately $0.1 million during the three and nine months ended September 30, 2017. This arrangement terminated in March 2017.

As discussed in Note 13 — Commitments and Contingencies, in September 2016, the Company entered into a lease with a third party for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guarantees up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. Pursuant to this sublease, which has a term of 83 months and is co-terminus with DriveTime's master lease, subject to the right to exercise three five-year extension options, the Company will pay DriveTime rent equal to the amounts due under DriveTime's master lease. During the three and nine months ended September 30, 2017, the rent expense incurred related to this first floor sublease was approximately $0.2 million and $0.5 million, respectively.

Vehicle Inventory Purchases

Through September 2016, the Company selected vehicle inventory and used DriveTime's auction numbers to facilitate purchases under a non-interest bearing agreement requiring periodic repayments. Vehicles purchased under this agreement were acquired by the Company at DriveTime's cost of the vehicles purchased with no markup. Beginning October 1, 2016, the Company purchased its vehicle inventory independently and made the payments itself through its vehicle inventory financing and security agreement. See Note 7 — Debt Instruments for further information.

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

DriveTime Receivable Purchase Agreement

In June 2014, the Company entered into the DriveTime Receivable Purchase Agreement pursuant to which the Company may sell to DriveTime and DriveTime may purchase from the Company finance receivables that the Company originates in conjunction with the sale of vehicles. As of September 30, 2017 and December 31, 2016, the Company did not have any receivables due from DriveTime for the sales of such receivables. As of September 30, 2017, DriveTime is not obligated to make any additional purchases under the agreement.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime, pursuant to which the Company may sell certain ancillary products, including vehicle service contracts ("VSCs"), to customers purchasing a vehicle from the Company through its transaction platform. The Company earns a commission on each VSC sold to its customers and DriveTime subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the net fee to DriveTime on a periodic basis. During the three and nine months ended September 30, 2017, the Company recognized approximately $2.4 million and $6.1 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statement of operations.

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

Accounts Payable Due to Related Party

Amounts payable to DriveTime and Verde under the agreements explained above, as well as invoices DriveTime initially paid on behalf of the Company for vehicle reconditioning costs and general and administrative expenses, are included in accounts payable to related party in the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, approximately $2.1 million and $1.9 million, respectively, was due to related parties primarily related to lease agreements, shared service fees, net VSC fees collected from customers and repayments to DriveTime for invoices paid on behalf of the Company.

NOTE 6 — FINANCE RECEIVABLE SALE AGREEMENTS

Transfer Agreements and Note Purchase and Security Agreements

In January 2016, the Company entered into transfer agreements pursuant to which it sold finance receivables meeting certain underwriting criteria to certain third party purchasers who engage DriveTime as servicer of such receivables. Pursuant to certain note purchase and security agreements, entered into in connection with the transfer agreements, such third party purchasers of receivables issued notes to certain parties, including Delaware Life Insurance Company (“Delaware Life”), in which Mark Walter has a substantial ownership interest. Mark Walter also indirectly controls CVAN Holdings, LLC, an Existing LLC Unitholder, and has non-controlling ownership interests in the other note purchasers under the note purchase and security agreements. On February 27, 2017, Delaware Life sold its interest in the notes under the note purchase and security agreements to an unrelated third party, but remains the administrative agent and paying agent for the note purchasers. Pursuant to the note purchase and security agreements, Delaware Life advanced $63.0 million through December 31, 2016 to the trusts that purchased the Company's automotive finance receivables. Under this agreement through September 30, 2016, the Company had sold $220.0 million of finance receivables, including approximately $72.4 million of finance receivables repurchased from DriveTime. The Company recognized gain on loan sales of approximately $2.4 million and $6.2 million during the three and nine months ended September 30, 2016, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2017, there was no unused capacity under the note purchase and security agreements.

Master Purchase and Sale Agreement and Master Transfer Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Purchase and Sale Agreement") and a master transfer agreement (the "Master Transfer Agreement") pursuant to which it sells finance receivables meeting

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

certain underwriting criteria to certain third party purchasers, including Ally. DriveTime is the servicer of finance receivables sold under both agreements. Under the Purchase and Sale Agreement and the Master Transfer Agreement, the Company can sell up to an aggregate of $375.0 million, and $292.2 million, respectively, in principal balances of finance receivables subject to adjustment as described in the respective agreements. During the nine months ended September 30, 2017, the Company sold approximately $241.3 million in principal balances of finance receivables under the Purchase and Sale Agreement, and approximately $106.6 million in principal balances of finance receivables under the Master Transfer Agreement. As of September 30, 2017, there was approximately $112.4 million and $177.1 million of unused capacity under the Purchase and Sale Agreement and the Master Transfer Agreement, respectively.

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

The total gain on loan sales related to finance receivables sold to third parties under these agreements during the three and nine months ended September 30, 2017 was approximately $6.6 million and $15.0 million, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

NOTE 7 — DEBT INSTRUMENTS

Floor Plan Facility

The Company has a floor plan facility with a third party to finance its used vehicle inventory, which is secured by substantially all of its assets, other than the Company's interests in real property (the "Floor Plan Facility"). The Company most recently amended the Floor Plan Facility in August 2017 to, among other things, extend the maturity date to December 31, 2018, and increase the available credit to $275.0 million through December 31, 2017 and to $350.0 million from January 1, 2018 through December 31, 2018. The Company is required to make monthly interest payments at a rate per annum equal to one-month LIBOR plus 3.65%, effective August 1, 2017. The Floor Plan Facility requires that at least 5% of the total principal amount owed to the lender is held as restricted cash.

Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory. For sales involving financing originated by the Company and sold under either the Purchase and Sale Agreement or the Master Transfer Agreement as mentioned in Note 6 — Finance Receivable Sale Agreements, the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one day following the sale of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of i) 50% of the original principal amount or ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently re-borrow such amounts.

As of September 30, 2017, the interest rate on the Floor Plan Facility was approximately 4.88%, the Company had an outstanding balance under this facility of approximately $195.1 million, borrowing capacity available of approximately $79.9 million and held approximately $9.8 million in restricted cash related to this facility. As of December 31, 2016, the Company held approximately $8.4 million in restricted cash related to this facility.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Notes Payable

From time to time, the Company enters into promissory note agreements to finance equipment for its transportation fleet. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, five-year term and requires monthly payments. As of September 30, 2017, the outstanding principal of these notes had a weighted-average interest rate of 5.8% and totaled approximately $16.7 million, of which approximately $3.4 million is due within the next twelve months and is included as current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Other Long-Term Debt

The Company has financed certain purchases of its property and equipment through a sale and leaseback transaction which is treated as a financing transaction in accordance with applicable accounting guidance. As of September 30, 2017, the liability associated with this arrangement is approximately $3.0 million and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheet.

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

As of September 30, 2017, there were approximately 165.8 million and 5.6 million Class A Units and Class B Units (as adjusted for the participation thresholds), respectively, issued and outstanding. As discussed in Note 10 — Equity-Based Compensation, Class B Units are issued under the Company’s Equity Incentive Plan (the “Equity Incentive Plan”) and are subject to a participation threshold and are earned over the requisite service period.

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

On May 3, 2017, the Company closed its IPO at a price such that the Company is no longer liable for the accrued Class C Return, and the outstanding Class C Redeemable Preferred Units converted to Class A Units on a one-to-one basis. As of September 30, 2017, all Class C Redeemable Preferred Units had converted to Class A Units and the related balance became a component of permanent equity on the accompanying unaudited condensed consolidated balance sheet.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Upon the exercise of options issued by Carvana Co., or the issuance of other types of equity compensation by Carvana Co. such as the issuance of restricted or non-restricted stock, payment of bonuses in stock or settlement of stock appreciation rights in stock, Carvana Group is required to issue to Carvana Co. a number of Class A Units equal to 1.25 times the number of shares of Class A common stock being issued in connection with the exercise of such options or issuance of other types of equity compensation, subject to adjustment for stock splits, stock dividends, reclassifications and similar transactions. Activity related to the Company's equity compensation plans may result in a change in ownership which will impact the amount recorded as non-controlling interest and additional paid-in capital.

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

For the three and nine months ended September 30, 2017, the total adjustments related to equity compensation issued by Carvana Co., changes in the number of as-converted Class B Units and forfeitures of Class B Units was an increase in non-controlling interests and a corresponding decrease in additional paid-in capital of approximately $0.5 million and a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $0.3 million, respectively, which has been included in adjustments to the non-controlling interests in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As of September 30, 2017, Carvana Co. owned approximately 11% of Carvana Group with the Existing LLC Unitholders owning the remaining 89%. The non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the loss attributable to the economic interest in Carvana Group held by the non-controlling Existing LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

The following table summarizes the effects of changes in ownership in Carvana Group on the Company's equity (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the Organizational Transactions	$—	$(174,255)
(Decrease) increase in additional paid-in capital as a result of adjustments to the non-controlling interests	(513)	333
Total transfers to non-controlling interests	$(513)	$(173,922)

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 10 — EQUITY-BASED COMPENSATION

Equity-based compensation expense is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation expense recognized during the three and nine months ended September 30, 2017 and September 30, 2016 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Class B Units	$597	138	$1,237	$421
Restricted Stock Awards	823	—	1,973	—
Options	467	—	835	—
Total equity-based compensation expense	$1,887	$138	$4,045	$421

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, and other stock-based awards to employees, directors, officers and consultants. As of September 30, 2017, approximately 12.9 million shares remain available for future equity award grants.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the three and nine months ended September 30, 2017, the Company issued certain employees and consultants an aggregate of approximately 0.0 million and 0.6 million restricted shares of Class A common stock, respectively, pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $16.95. During the three and nine months ended September 30, 2017, the Company also awarded options to purchase an aggregate of approximately 0.1 million and 0.6 million shares of Class A common stock, respectively, to employees, consultants and directors, with a weighted-average grant-date fair value of $8.64 and $8.35, respectively. The Company determined the grant-date fair value of the options using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Expected volatility(1)	63.0%	63.0%
Expected dividend yield	—%	—%
Expected term (in years)(2)	6.25	6.26
Risk-free interest rate	1.9%	1.9%
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

Class B Units

During the nine months ended September 30, 2017, the Company issued an aggregate of approximately 0.8 million Class B Units to executive officers and certain other employees with a participation threshold of $12.00 and a grant-date fair value of $7.04. There were no Class B Units issued during the three months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company issued approximately 0.4 million and 0.9 million Class B Units, respectively. The Class B Units issued during the nine months ended September 30, 2016 have per unit participation thresholds of $4.8780 to $5.8114 and a grant-date fair value of $0.22 to $0.44. The Company determined the grant-date fair value of the Class B Units using an option pricing valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected volatility(1)	n/a	70.3%	63.0%	67.1%
Expected dividend yield	n/a	—%	—%	—%
Expected term (in years)(2)	n/a	1.25	6.25	2.00
Risk-free interest rate	n/a	0.6%	1.9%	1.0%
(1) Measured using selected high-growth guideline companies and considering the risk factors that would influence the range of expected volatility because the Company does not have sufficient historical data to provide a reasonable basis upon which to estimate the expected volatility.
(2) In 2017, the expected term represents the estimated period of time determined using the simplified method because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

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

As of September 30, 2017, the total unrecognized compensation expense related to outstanding equity awards was approximately $18.3 million, which the Company expects to recognize over a weighted-average period of approximately 3.5 years. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(39,769)	$(21,985)	$(117,078)	$(57,418)
Less: Net loss attributable to non-controlling interests	(35,389)	(19,589)	(104,232)	(51,159)
Net loss attributable to Carvana Co., basic and diluted	$(4,380)	$(2,396)	$(12,846)	$(6,259)
Denominator:
Weighted-average shares of Class A common stock outstanding	15,520	15,000	15,254	15,000
Less: unvested weighted-average restricted stock awards	475	—	230	—
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	15,045	15,000	15,024	15,000
Net loss per share of Class A common stock, basic and diluted	$(0.29)	$(0.16)	$(0.86)	$(0.42)

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

Weighted-average as-converted Class A Units of approximately 117.2 million together with the related Class B common stock for the three and nine months ended September 30, 2017 and September 30, 2016 were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units of approximately 7.5 million and 6.5 million at September 30, 2017 and September 30, 2016, respectively, were evaluated for potentially dilutive effects and were determined to be anti-dilutive. Potentially dilutive restricted stock awards of approximately 0.5 million and 0.2 million for the three and nine months ended September 30, 2017, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of September 30, 2017, 0.6 million options were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

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

The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Based on Carvana Co.'s limited operating history and future projections of taxable income, it believes there is significant uncertainty as to whether its deferred tax assets will be realized; therefore, Carvana Co. has recorded a full valuation allowance against its deferred tax assets. Additionally, Carvana Co. did not take benefit for its portion of taxable losses incurred by Carvana Group during the three and nine months ending September 30, 2017 subsequent to the IPO and Organizational Transactions.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of September 30, 2017 and December 31, 2016, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”). Under the TRA, the Company generally will be required to pay to the Existing LLC Unitholders 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Carvana Group for shares of Carvana Co.'s Class A common stock or cash, including any basis adjustment relating to the assets of Carvana Group and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

The TRA provides that if (i) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, (ii) there is a material breach of any material obligations under the TRA; or (iii) it elects an early termination of the TRA, then the TRA will terminate and the Company's obligations, or the Company's successor’s obligations, under the TRA will accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and that any LLC

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Units that have not been exchanged are deemed exchanged for the fair market value of the Company's Class A common stock at the time of termination.
As of September 30, 2017, there have been no exchanges of LLC Units and the Company has not recorded a liability related to the TRA.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of September 30, 2017, the Company is a tenant under various operating leases with third parties related to certain of its delivery hubs, vending machines and offices. The initial terms expire at various dates between 2017 and 2037. Many of the leases include one or more renewal options ranging from three to thirty years. Rent expense for these operating leases was approximately $1.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $2.9 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

In September 2016, the Company entered into a lease with a third party for the second floor of a new corporate headquarters in Tempe, Arizona. The lease has an initial term of 83 months and has three five-year extension options. At the request of the landlord, DriveTime agreed to partially guarantee the lease payments until September 2019. The Company started incurring rent expense for this lease in April 2017, and it is included within the third party rent expense discussed above.

The Company also has lease agreements with DriveTime that provide the Company access to and utilization of space at various DriveTime inspection and reconditioning centers, temporary storage locations and retail facilities. Additionally, the Company entered into a sublease with DriveTime for the use of the first floor of its new corporate headquarters in Tempe, Arizona. See Note 5 — Related Party Transactions for further related party lease information.

Letters of Credit

In October 2016, the Company obtained an unconditional, irrevocable, stand-by letter of credit for $1.9 million to satisfy a condition of a new lease agreement. The Company is required to maintain a cash deposit of $1.9 million with the financial institution that issued the stand-by letter of credit until February 2018, at which point the cash deposit requirement will be reduced by approximately $1.0 million until November 30, 2018, at which time the letter of credit shall expire. The Company has earned interest on this letter of credit, and as of September 30, 2017 and December 31, 2016, the balance with the financial institution was approximately $2.0 million. This balance is classified as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2017 and December 31, 2016, the Company held certain assets that were required to be measured at fair value on a recurring basis. The following is a summary of fair value measurements at September 30, 2017 and December 31, 2016 (in thousands):

As of September 30, 2017:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$105,747	$105,747	$—	$—
Purchase price adjustment receivable (2)	1,247	—	—	1,247

As of December 31, 2016:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$20,088	$20,088	$—	$—
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

The carrying amounts of restricted cash, accounts payable and accrued liabilities and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the Floor Plan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period. The carrying value of notes payable was determined to approximate fair value as each of the notes has prevailing interest rates, which have not materially changed as of September 30, 2017. The fair value of finance receivables, net was determined to be approximately $39.1 million and $25.6 million as of September 30, 2017 and December 31, 2016, respectively, utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy.

NOTE 15 — SUBSEQUENT EVENTS

LLC Unit Exchanges

Subsequent to September 30, 2017, certain LLC Unitholders have collectively exchanged approximately 0.5 million LLC Units of Carvana Group together with approximately 0.4 million shares of Carvana Co.'s Class B common stock for approximately 0.4 million shares of Carvana Co.'s Class A common stock under the Exchange Agreement.

Floor Plan Facility

On November 2, 2017, the Company entered into a letter agreement with Ally Bank and Ally Financial (the "Ally Parties") to extend repayment of amounts due under the Floor Plan Facility for sales involving financing originated by the Company that are not sold to or financed by the Ally Parties.  With respect to such vehicles, the Ally Parties agree to extend repayment of the advance or the loan for such vehicle to the earlier of fifteen business days after the sale of the vehicle or two business

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

days following the sale or funding of the retail installment contract.

Finance Receivable Sale Agreements

On November 3, 2017, the Company amended its Purchase and Sale Agreement to increase the aggregate amount of principal balances of finance receivables it can sell from $375.0 million to $1.5 billion. Also on November 3, 2017, the Company terminated the remaining capacity under the Master Transfer Agreement and replaced this facility by entering into a new master transfer agreement with an unrelated third party under which the third party has committed to purchase up to an aggregate of $357.1 million in principal balances of finance receivables.

Master Sale-Leaseback Agreement

On November 3, 2017, the Company entered into a Master Sale-Leaseback Agreement pursuant to which it may sell and lease back up to $75.0 million of its real property interests, including costs for construction improvements. At any time the Company may elect to, and beginning November 2, 2019, the purchaser has the right to demand that, the Company repurchase one or more sold real property interests for an amount equal to the repurchase price provided in the applicable lease and any amounts due and owing under such lease. The Company expects to sell and lease back many of its real estate holdings and improvements pursuant to this agreement.

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

Since the launch of our first market in January 2013 through September 30, 2017, we have purchased, reconditioned, sold and delivered approximately 58,300 vehicles to customers through our website, generating $1.1 billion in revenue.

Our business combines a comprehensive online sales experience with a vertically-integrated supply chain that allows us to sell high quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•
Purchase a used vehicle.    As of September 30, 2017, we listed approximately 6,700 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts (“VSCs”), GAP waiver coverage, and trade-ins.

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

•
Protect their purchase.    Customers have the option to protect their vehicle with a CarvanaCare-branded VSC as part of our online checkout process. VSCs provide customers with insurance against certain mechanical repairs after the expiration of their vehicle’s original manufacturer warranty. We earn a fee for selling VSCs on behalf of an affiliate of DriveTime and, prior to December 2016, third parties, who are the obligors under these VSCs. We generally have no contractual liability to customers for claims under these agreements. We also recently began offering GAP waiver coverage to customers in most states. This product contractually obligates us to cancel the remaining principal outstanding after insurance proceeds in a total loss event.

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

Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website. During the nine months ended September 30, 2017, the number of vehicles we sold to retail customers grew by 133.5% to 30,735, compared to 13,161 in the nine months ended September 30, 2016.

We view the number of vehicles we sell to retail customers as the most important measure of our growth, and we expect to continue to focus on building a scalable platform to increase our retail units sold. This focus on retail units sold is motivated by several factors:

•
Retail units sold enable multiple revenue streams, including the sale of the vehicle itself, the sale of automotive finance receivables originated to finance the vehicle, the sale of VSCs, the sale of GAP waiver coverage, and the sale of vehicles acquired from customers as trade-ins.

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

Our capital- and headcount-light expansion model has enabled us to increase our rate of market openings in each of the past four years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, twelve in 2016, and 18 in the first three quarters of 2017, bringing our total number of markets to 39 as of September 30, 2017. Over this period, we have continually improved our market expansion playbook, which we believe provides us with the capability to accelerate this rate of market openings in the future.

When we open a market, we commence advertising using a blend of brand and direct advertising channels. Our advertising spend in each market is approximately proportionate to each market’s population, subject to adjustments based on specific characteristics of the market, used vehicle market seasonality and special events such as vending machine openings. This historically has led to increased market penetration over time following the market opening. Beginning in the second quarter of 2017, we increased national television advertising spend. With our growth into new markets, national television advertising is becoming more economically efficient compared to purchasing several local television advertising campaigns.

Revenue and Gross Profit

Our expansion into new markets and increased penetration in existing ones has led to growth in retail unit sales. We generate revenue on retail units sold from four primary sources: the sale of the vehicle, gains on the sales of loans originated to finance the vehicle, wholesale sales of vehicles we acquire from customers as trade-ins, and sales of ancillary products such as VSCs and GAP waiver coverage.

Our largest source of revenue, used vehicle sales, totaled $208.1 million and $550.4 million during the three and nine months ended September 30, 2017, respectively. As we continue to expand to new markets and increase penetration in existing ones, we expect used vehicle sales to increase as we increase retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales includes sales of trade-ins and other vehicles acquired from customers as well as sales of certain retail units listed on our website and totaled $7.5 million and $21.0 million during the three and nine months ended September 30, 2017, respectively. We expect wholesale sales to increase with retail units sold and as we expand our suite of product offerings to customers who may wish to trade-in or to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which includes gains on the sales of loans we originate, sales commissions on VSCs, and GAP waiver coverage totaled $9.8 million and $22.4 million during the three and nine months ended September 30, 2017, respectively. We expect other sales and revenues to increase with retail units sold and as we improve our ability to offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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

•
Leverage existing IRC infrastructure.  As we scale, we intend to more fully utilize the capacity in our existing IRCs, which collectively have capacity to inspect and recondition approximately 200,000 vehicles per year.

•
Increase utilization on logistics network. As we scale, we intend to more fully utilize our in-house logistics network to transport cars to our IRCs after acquisition from wholesale auctions or customers.

•
Increase conversion on existing products.    We plan to continue to improve our website to highlight the benefits of our complementary product offerings, including financing, VSCs, GAP waiver coverage and trade-ins.

•	Add new products and services. We plan to utilize our online sales platform to offer additional complementary products and services to our customers.

•
Optimize pricing. We regularly test different pricing of our products, including vehicle sticker prices, trade-in offers and ancillary product prices and believe we can improve by further optimizing prices over time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Retail units sold	11,719	5,023	30,735	13,161
Number of markets	39	16	39	16
Average monthly unique visitors	1,168,693	388,673	941,162	350,983
Inventory units available on website	6,689	4,565	6,689	4,565
Average days to sale	97	92	99	90
Total gross profit per unit	$1,742	$1,347	$1,503	$1,273

Retail Units Sold

We define retail units sold as the number of vehicles sold to customers in a given period, net of returns under our seven-day return policy. We view retail units sold as a key measure of our growth for several reasons. First, retail units sold is the primary driver of our revenues and, indirectly, gross profit, since retail unit sales enable multiple complementary revenue streams, including financing, VSCs, GAP waiver coverage and trade-ins. Second, growth in retail units sold increases the base of available customers for referrals and repeat sales. Third, growth in retail units sold is an indicator of our ability to successfully scale our logistics, fulfillment, and customer service operations.

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

Total Gross Profit per Unit

We define total gross profit per unit as the aggregate gross profit in a given period divided by retail units sold in that period. Total gross profit per unit is driven by sales of used vehicles, each of which generates additional revenue sources including: wholesale sales of vehicles we acquire from customers as trade-ins, gains on the sales of loans originated to finance the vehicle, revenue from GAP waiver coverage and commissions on sales of VSCs. We believe total gross profit per unit is a key measure of our growth and long-term profitability.

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

Our retail average selling price depends on the mix of vehicles we acquire and hold in inventory, retail market prices in our markets, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. We anticipate that our average days to sale will decline over time as we continue to launch new markets, which we believe will have a positive impact on our retail average selling price, other things being equal.

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

Cost of Sales

Cost of sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles, and supply and demand dynamics in the wholesale vehicle market. Reconditioning costs consist of direct costs, including parts, labor and third party repair expenses directly attributable to specific vehicles, as well as indirect costs, such as IRC overhead. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition to the IRC. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include expenses associated with advertising to customers, operating our logistics hubs, fulfillment centers and vending machines, operating our logistics and fulfillment network, and other corporate overhead expenses, including expenses associated with IT, product development, engineering, legal, accounting, finance and business development. We anticipate that these expenses will increase as we grow. SG&A expenses exclude the costs of inspecting and reconditioning vehicles, which are included in cost of sales.

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change

	(dollars in thousands, except per unit amounts)			(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$208,113	$92,115	125.9%	$550,442	$241,098	128.3%
Wholesale vehicle sales	7,459	2,870	159.9%	21,003	6,904	204.2%
Other sales and revenues (1)	9,807	3,859	154.1%	22,372	10,319	116.8%
Total net sales and operating revenues	$225,379	$98,844	128.0%	$593,817	$258,321	129.9%
Gross profit:
Used vehicle gross profit	$9,859	$2,849	246.1%	$22,657	$6,290	260.2%
Wholesale vehicle gross profit	751	58	1,194.8%	1,173	151	676.8%
Other gross profit (1)	9,806	3,859	154.1%	22,371	10,319	116.8%
Total gross profit	$20,416	$6,766	201.7%	$46,201	$16,760	175.7%
Market information:
Markets, beginning of period	30	14	114.3%	21	9	133.3%
Market launches	9	2	350.0%	18	7	157.1%
Markets, end of period	39	16	143.8%	39	16	143.8%
Unit sales information:
Used vehicle unit sales	11,719	5,023	133.3%	30,735	13,161	133.5%
Wholesale vehicle unit sales	1,797	787	128.3%	4,665	1,920	143.0%
Per unit selling prices:
Used vehicles	$17,759	$18,339	(3.2)%	$17,909	$18,319	(2.2)%
Wholesale vehicles	$4,151	$3,647	13.8%	$4,502	$3,596	25.2%
Per unit gross profit: (2)
Used vehicle gross profit	$841	$567	48.3%	$737	$478	54.2%
Wholesale vehicle gross profit	$418	$74	464.9%	$251	$79	217.7%
Other gross profit	$837	$768	9.0%	$728	$784	(7.1)%
Total gross profit	$1,742	$1,347	29.3%	$1,503	$1,273	18.1%

(1) Includes $2,414 and $6,070 of other sales and revenues from related parties for the three and nine months ended September 30, 2017, respectively.
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.

Used Vehicle Sales

Three Months Ended September 30, 2017 Versus 2016. Used vehicle sales increased by $116.0 million to $208.1 million during the three months ended September 30, 2017 compared to $92.1 million during the three months ended September 30, 2016. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 11,719 from 5,023 during the three months ended September 30, 2016 and 2017, respectively. The increase in unit sales was driven in part by growth to 39 markets as of September 30, 2017 from 16 markets as of September 30, 2016. The increase in units sold was also driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness, and customer referrals. We anticipate that unit sales will continue to grow as we launch new markets and increase penetration in existing markets. The average selling price of our retail units sold decreased to $17,759 in the three months ended September 30, 2017 from $18,339 in the same quarter in the prior year, primarily due to a shift in inventory mix.

Nine Months Ended September 30, 2017 Versus 2016. Used vehicle sales increased by $309.3 million to $550.4 million during the nine months ended September 30, 2017 compared to $241.1 million during the nine months ended September 30, 2016. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 30,735 from 13,161 during the nine months ended September 30, 2016 and 2017, respectively. The increase in unit sales was driven in part by growth to 39 markets as of September 30, 2017 from 16 markets as of September 30, 2016. The increase in units sold was also driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness, and customer referrals. We anticipate that unit sales will continue to grow as we launch new markets and increase penetration in existing markets. The average selling price of our retail units sold decreased to $17,909 in the nine months ended September 30, 2017 from $18,319 in the same year-to-date period in the prior year. We believe average selling prices declined primarily due to our shift in inventory mix and partially due to an increase in average days to sale to 99 days in the nine months ended September 30, 2017 from 90 days in the comparable prior year period, leading to additional sticker price reductions and therefore lower average selling prices.

Wholesale Vehicle Sales

Three Months Ended September 30, 2017 Versus 2016. Wholesale vehicle sales increased by $4.6 million to $7.5 million during the three months ended September 30, 2017, compared to $2.9 million during the three months ended September 30, 2016. We primarily obtain our wholesale inventory from customer trade-ins. As our retail unit sales have increased, so have the trade-ins we receive. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased.

Nine Months Ended September 30, 2017 Versus 2016. Wholesale vehicle sales increased by $14.1 million to $21.0 million during the nine months ended September 30, 2017, compared to $6.9 million during the nine months ended September 30, 2016. We primarily obtain our wholesale inventory from customer trade-ins. As our retail unit sales have increased, so have the trade-ins we receive. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased.

Other Sales and Revenues

Three Months Ended September 30, 2017 Versus 2016. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and sales of GAP waiver coverage. Other sales and revenues increased by $5.9 million to $9.8 million during the three months ended September 30, 2017, compared to $3.9 million during the three months ended September 30, 2016. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales. During the three months ended September 30, 2016, VSC revenues were generated from third party sales whereas during the three months ended September 30, 2017, all VSC sales were administered through DriveTime.

Nine Months Ended September 30, 2017 Versus 2016. Other sales and revenues increased by $12.1 million to $22.4 million during the nine months ended September 30, 2017, compared to $10.3 million during the nine months ended September 30, 2016. This increase was primarily driven by the increase in retail units sold, which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales. During the nine months ended September 30, 2016, VSC revenues were generated from third party sales whereas during the nine months ended September 30, 2017, all VSC sales were administered through DriveTime.

Used Vehicle Gross Profit

Three Months Ended September 30, 2017 Versus 2016. Used vehicle gross profit increased by $7.0 million to $9.9 million during the three months ended September 30, 2017, compared to $2.8 million during the three months ended September 30, 2016. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $841 for the three months ended September 30, 2017 compared to $567 for the three months ended September 30, 2016. Despite higher average days to sale, as described above, vehicle gross profit per unit increased. The increase was driven by enhancements in our proprietary vehicle purchasing and pricing technology, as well as by cost efficiencies in the reconditioning of our vehicles.

Nine Months Ended September 30, 2017 Versus 2016. Used vehicle gross profit increased by $16.4 million to $22.7 million during the nine months ended September 30, 2017, compared to $6.3 million during the nine months ended September 30, 2016. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $737 for the nine months ended September 30, 2017 compared to $478 for the nine months ended September 30, 2016. The increase was driven by enhancements in our proprietary vehicle purchasing and pricing technology, as well as by cost efficiencies in the transportation and reconditioning of our vehicles.

Wholesale Vehicle Gross Profit

Three Months Ended September 30, 2017 Versus 2016. Wholesale vehicle gross profit increased by $0.7 million to $0.8 million during the three months ended September 30, 2017, compared to $0.1 million during the three months ended September 30, 2016. This increase was driven primarily by an increase in wholesale units sold to 1,797 from 787 and an increase in gross profit per wholesale unit to $418 from $74.

Nine Months Ended September 30, 2017 Versus 2016. Wholesale vehicle gross profit increased by $1.0 million to $1.2 million during the nine months ended September 30, 2017, compared to $0.2 million during the nine months ended September 30, 2016. This increase was driven primarily by an increase in wholesale units sold to 4,665 from 1,920 and an increase in gross profit per wholesale unit to $251 from $79.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in thousands)		(in thousands)
Compensation and benefits (1)	$19,404	$9,868	$54,496	$24,390
Advertising expense	15,475	6,677	39,299	17,928
Market occupancy costs (2)	1,734	346	4,141	1,199
Logistics (3)	3,905	2,252	9,829	5,515
Other overhead costs (4)	18,158	8,852	48,830	22,939
Total	$58,676	$27,995	$156,595	$71,971

(1) Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes, and unit-based compensation, except those related to reconditioning vehicles, which are included in cost of sales.

(2) Market occupancy costs includes rent, utilities, security, repairs and maintenance, and depreciation of buildings and improvements, including vending machines and fulfillment centers, excluding the portion related to reconditioning vehicles which is included in cost of sales, and excluding the portion related to our corporate office which is included in other overhead costs.

(3) Logistics includes fuel, maintenance, and depreciation related to owning and operating our own transportation fleet, and third party transportation fees, except the portion related to inbound transportation, which are included in cost of sales.

(4) Other overhead costs include all other overhead and depreciation expenses such as IT expenses, limited warranty, travel, insurance, bad debt, title and registration, and other administrative expenses.

Selling, general and administrative expenses increased by $30.7 million and $84.6 million to $58.7 million and $156.6 million during the three and nine months ended September 30, 2017, respectively, compared to $28.0 million and $72.0 million during the three and nine months ended September 30, 2016, respectively. The increase is partially due to an increase in compensation and benefits of $9.5 million and $30.1 million during the three and nine months ended September 30, 2017, respectively, which was driven by expansion into new markets and growth in headcount at our Phoenix headquarters, including in our product and engineering, accounting, finance, legal, real estate, information technology, and human resources departments. These expenses will increase in absolute terms as we expand to additional markets and continue to grow as a public company. Advertising, market occupancy, logistics and other overhead expenses increased during the three and nine months ended September 30, 2017 compared to the prior comparable periods primarily due to an increase in number of markets.

Interest Expense

Interest expense increased by $0.1 million and $3.2 million to $0.8 million and $5.4 million during the three and nine months ended September 30, 2017, respectively, compared to $0.7 million and $2.2 million during the three and nine months ended September 30, 2016, respectively. In order to expand the inventory we make available to customers and accommodate operations in additional markets, we increased our borrowings under our Floor Plan Facility year over year. The increase in interest expense is partially due to the increases in the outstanding balance. In addition, we incurred $1.4 million during the nine months ended September 30, 2017 related to the Verde Credit Facility, including interest expense incurred on the outstanding balance and financing costs. Total borrowings of $35.0 million under the Verde Credit Facility were repaid in full with the proceeds of our IPO and the facility was terminated.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(39,769)	$(21,985)	$(117,078)	$(57,418)
Depreciation and amortization expense	3,101	1,196	7,746	3,020
Interest expense	838	725	5,404	2,231
EBITDA	$(35,830)	$(20,064)	$(103,928)	$(52,167)

Total revenues	$225,379	$98,844	$593,817	$258,321
EBITDA Margin	(15.9)%	(20.3)%	(17.5)%	(20.2)%

Adjusted Net Loss and Adjusted Net Loss per Share

Adjusted net loss represents net loss attributable to Carvana Co. assuming the full exchange of all outstanding LLC Units for shares of Class A common stock. Adjusted net loss per share is calculated by dividing adjusted net loss by the weighted-average shares of Class A common stock outstanding assuming (i) the full exchange of all outstanding LLC Units and (ii) shares issued in our public offering were outstanding for the entire period presented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to Carvana Co.	$(4,380)	$(21,985)	$(57,361)	$(57,418)
Add: Net loss attributable to non-controlling interests	(35,389)	—	(59,717)	—
Adjusted net loss attributable to Carvana Co.	$(39,769)	$(21,985)	$(117,078)	$(57,418)

Denominator:
Weighted-average shares of Class A common stock outstanding(1)(3)	15,045	15,000	15,024	15,000
Adjustments:
Assumed exchange of LLC Units for shares of Class A common stock (2)	121,989	121,760	121,805	121,760
Adjusted shares of Class A common stock outstanding	137,034	136,760	136,829	136,760
Adjusted net loss per share	$(0.29)	$(0.16)	$(0.86)	$(0.42)
(1) Amounts for periods prior to the initial public offering have been retrospectively adjusted to give effect to 15.0 million shares of Class A common stock issued in the initial public offering.
(2) Assumes exchange of all outstanding LLC Units for shares of Class A common stock during each period presented, including retrospectively applying exchanges of LLC units outstanding at the initial public offering to all periods prior to the initial public offering.
(3) Excludes approximately 0.5 million unvested restricted stock awards and 0.6 million vested and unvested stock options outstanding at September 30, 2017, because they were determined to be anti-dilutive.

Liquidity and Capital Resources

General

Our principal sources of liquidity are cash generated from our operations and from financing activities. Cash generated from operating activities primarily includes cash derived from the sale of used retail vehicles, the sale of wholesale vehicles and proceeds from the sale of automotive finance receivables originated in connection with the sale of used vehicles. Cash generated from our financing activities primarily includes proceeds from the sale of Class A common stock in our IPO, sales of Class C Preferred Units throughout 2015 and 2016 and net proceeds from our floor plan facility.

We have incurred losses each year from inception through September 30, 2017, and expect to incur additional losses in the future. Our ability to service our debt, fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. We believe that our existing sources of liquidity including future debt and equity financing will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion into new markets, construction of vending machines and the timing and extent of our spending to support our technology and software development efforts. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Floor Plan Facility

We have a floor plan facility with a third party to finance our used vehicle inventory, which is secured by substantially all of our assets, other than our interests in real property (the "Floor Plan Facility"). The line of credit available to us under this agreement is $275.0 million. Starting January 1, 2018, the line of credit will increase to $350.0 million. We are required to make monthly interest payments on borrowings under the Floor Plan Facility at a rate per annum equal to one-month LIBOR plus a fixed base. Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory. For sales involving financing originated by us and sold under either the Purchase and Sale Agreement or the Master Transfer Agreement, the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one day following the sale of the related finance receivable. We are also required to make principal reduction payments equal to 10% of the original principal amount for each vehicle subject to the floor plan for more than 180 days until the outstanding principal amount for such vehicle is reduced to the lesser of 50% of the original principal amount of such vehicle or 50% of such vehicle’s wholesale value. Additionally, we are permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently re-borrow such amounts. As of September 30, 2017, $195.1 million borrowings were outstanding under the Floor Plan Facility, the interest rate was 4.88% and $79.9 million remained available for borrowing.

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

Other Long-Term Debt

Since 2016, we have periodically issued notes payable to finance haulers and equipment for use in our logistics operations. The assets purchased with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a five-year term, fixed interest rate and requires monthly principal and interest payments. As of September 30, 2017, the outstanding principal of these notes totaled $16.7 million and had a weighted-average interest rate of 5.8%.

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

In December 2016, we entered into a master purchase and sale agreement with an unrelated third party pursuant to which we sell automotive finance receivables meeting certain underwriting criteria. Under such sale agreement, the third party has committed to purchase up to an aggregate of $375.0 million in principal balances of automotive finance receivables that we originate, subject to adjustment as described in the agreement. During the nine months ended September 30, 2017, we sold $241.3 million in principal balances of automotive finance receivables under this agreement and there was $112.4 million of unused capacity under this agreement as of September 30, 2017. On November 3, 2017, we amended our Purchase and Sale Agreement to increase the aggregate amount of principal balances of finance receivables we can sell from $375.0 million to $1.5 billion.

In December 2016, we entered into a master transfer agreement with an unrelated third party pursuant to which we sell automotive finance receivables meeting certain underwriting criteria to such party. Under such sale agreement, the third party has committed to purchase up to an aggregate of $292.2 million in principal balances of automotive finance receivables that we originate. The third party purchaser finances a majority of these purchases with borrowings from our purchaser in the master purchase and sale agreement. During the nine months ended September 30, 2017, we sold $106.6 million in principal balances of automotive finance receivables under this agreement and there was $177.1 million of unused capacity under this agreement as of September 30, 2017. Also on November 3, 2017, we terminated the remaining capacity under the Master Transfer Agreement and entered into a new master transfer agreement with an unrelated third party under which the third party has committed to purchase up to an aggregate of $357.1 million in principal balances of finance receivables.

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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(116,014)	$(144,778)
Net cash used in investing activities	(60,897)	(23,320)
Net cash provided by financing activities	241,181	205,318
Net increase in cash and cash equivalents	64,270	37,220
Cash and cash equivalents at beginning of period	39,184	43,134
Cash and cash equivalents at end of period	$103,454	$80,354

Operating Activities

For the nine months ended September 30, 2017, net cash used in operating activities was $116.0 million, a decrease of $28.8 million compared to net cash used in operating activities of $144.8 million for the nine months ended September 30, 2016. Significant changes impacting net cash used in operating activities comparing the nine months ended September 30, 2017 and 2016 are as follows:

•
At December 31, 2015, our accounts payable to related party was $21.4 million, primarily related to vehicle inventory purchases. During the nine months ended September 30, 2016 we made net repayments of $22.8 million to related parties resulting in an ending prepayment to related parties of $1.4 million. Comparatively, as of September 30, 2017, our balance of accounts payable to related parties increased by $0.3 million since December 31, 2016. Thus, cash flows associated with the change in our accounts payable to related parties increased $23.1 million year over year due to the timing of payments.

•
Net increase in vehicle inventory was $6.0 million during the nine months ended September 30, 2017 compared to a net increase in vehicle inventory of $62.3 million during the nine months ended September 30, 2016, resulting in a $56.4 million reduction in use of cash related to our efforts to optimize our inventory levels.

•
Net cash generated by originations and proceeds of finance receivables was $0.4 million during the nine months ended September 30, 2017, a decrease of $5.7 million from the net use of $5.3 million during the nine months ended September 30, 2016. This is primarily due to the timing of originations and subsequent sales.

•
Our net loss was $117.1 million during the nine months ended September 30, 2017, an increase of $59.7 million from a net loss of $57.4 million during the nine months ended September 30, 2016 primarily due to an increase in selling, general and administrative expenses associated with expansion to additional markets and expanding our corporate infrastructure.

Investing Activities

Cash used in investing activities was $60.9 million and $23.3 million during the nine months ended September 30, 2017 and 2016, respectively, an increase of $37.6 million. The increase primarily relates to the increase in purchases of property and equipment of $38.4 million, reflecting the expansion of our business operations into new markets and construction of new vending machines.

Financing Activities

Cash provided by financing activities was $241.2 million and $205.3 million during the nine months ended September 30, 2017 and 2016, respectively, an increase of $35.9 million. The net increase primarily relates to the following financing activities:

•
Net proceeds from sales of equity increased $46.6 million due to receipt of net proceeds from our IPO of $206.3 million during the nine months ended September 30, 2017 compared to net proceeds of $159.7 million from sales of Class C Preferred Units during the nine months ended September 30, 2016.

•
Proceeds from and payments on the Floor Plan Facility increased by $427.5 million and $443.8 million, respectively, resulting in a net decrease to sources of cash of $16.2 million related to this facility during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Contractual Obligations and Commitments

During the nine months ended September 30, 2017, we entered into new leases with DriveTime and Verde, some of which replaced previous leases we had with DriveTime. Pursuant to these new leases, we are contractually obligated to make lease payments to DriveTime and Verde of $15.4 million over the remaining lease terms, which range from seven to eight years. We also entered into new leases with various third parties, pursuant to which we are contractually obligated to make lease payments of $15.2 million over the remaining lease terms which range from less than one to ten years. Further, in April 2017, we financed certain property and equipment through a sale and leaseback transaction. We are now contractually obligated to make rent payments of $5.1 million over the remaining lease term.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

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

Interest Rate Risk

Our primary market risk exposure is changing LIBOR-based interest rates. We had total outstanding debt of $195.1 million under our variable Floor Plan Facility at September 30, 2017. Amounts outstanding under our Floor Plan Facility are generally due within one year and bear a variable interest rate of a fixed spread to the one-month LIBOR rate. At September 30, 2017, the applicable one-month LIBOR rate was 1.23%. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates would result in a change to annual interest expense of $2.0 million at September 30, 2017.

Our outstanding notes payable each have fixed interest rates, require monthly payments and mature five years after commencement. The outstanding balance totaled $16.7 million as of September 30, 2017.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 2, 2017, we entered into a letter agreement with Ally Bank and Ally Financial (the "Ally Parties") to extend repayment of amounts due under the Floor Plan Facility for sales involving financing originated by us that are not sold to or financed by the Ally Parties.  With respect to such vehicles, the Ally Parties agree to extend repayment of the advance or the loan for such vehicle to the earlier of fifteen business days after the sale of the vehicle or two business days following the sale or funding of the retail installment contract.  The letter agreement is filed herewith as Exhibit 10.2.

On November 3, 2017, we amended our Purchase and Sale Agreement to increase the aggregate amount of principal balances of finance receivables we can sell from $375.0 million to $1.5 billion. Also on November 3, 2017, we terminated the remaining capacity under the Master Transfer Agreement and replaced this facility by entering into a new master transfer agreement with an unrelated third party under which the third party has committed to purchase up to an aggregate of $357.1 million in principal balances of finance receivables. The amendment to the Purchase and Sale Agreement and new master transfer agreement are filed herewith as Exhibits 10.3 and 10.4, respectively.

On November 3, 2017, we entered into a Master Sale-Leaseback Agreement pursuant to which we may sell and lease back up to $75 million of our real property interests, including costs for construction improvements. At any time we may elect to, and beginning November 2, 2019, the purchaser has the right to demand that, we repurchase one or more sold real property interests for an amount equal to the repurchase price provided in the applicable lease and any amounts due and owing under such lease. We expect to sell and lease back many of our vending machines pursuant to this agreement. The Master Sale-Leaseback Agreement is filed herewith as Exhibit 10.5.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Second Amendment to the Carvana Co. 2017 Omnibus Incentive Plan, filed herewith.
10.2	Letter Agreement re Notice of Change in Release Period, filed herewith.
10.3	Second Amendment to the Amended and Restated Master Purchase and Sale Agreement, filed herewith.
10.4 *	Master Transfer Agreement, filed herewith.
10.5 *	Master Sale-Leaseback Agreement, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2017	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)