Form 10-K
period 2017-12-31
CARVANA CO.
filed 2018-03-06
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

OR

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number: 001-38073
CARVANA CO.
(Exact name of registrant as specified in its charter)

Delaware	81-4549921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1930 W. Rio Salado Parkway, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

(602) 852-6604
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, Par Value $0.001 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ❑ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ❑ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ❑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ❑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❑	Accelerated filer ❑
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ❑
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ❑ Yes  ☒ No

As of June 30, 2017, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $278.7 million based on the closing price of the common stock on the New York Stock Exchange on such date.

As of March 2, 2018, the registrant had 19,375,721 shares of Class A common stock outstanding and 113,369,748 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CARVANA CO.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Carvana” and “the Company” refer to Carvana Co. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our history of losses and ability to maintain profitability in the future;

•	our ability to effectively manage our rapid growth;

•	our ability to maintain customer service quality and reputational integrity and enhance our brand;

•	our limited operating history;

•	the seasonal and other fluctuations in our quarterly operating results;

•	our relationship with DriveTime;

•	our management’s accounting judgments and estimates, as well as changes to accounting policies;

•	our ability to compete in the highly competitive industry in which we participate;

•	the changes in prices of new and used vehicles;

•	our ability to acquire desirable inventory;

•	our ability to sell our inventory expeditiously;

•	our ability to sell and generate gains on the sale of automotive finance receivables;

•	our dependence on the sale of automotive finance receivables for a substantial portion of our gross profits;

•	our reliance on credit data for the automotive finance receivables we sell;

•	our ability to successfully market and brand our business;

•	our reliance on Internet searches to drive traffic to our website;

•	our ability to comply with the laws and regulations to which we are subject;

•	the changes in the laws and regulations to which we are subject;

•	our ability to comply with the Telephone Consumer Protection Act of 1991;

•	the evolution of regulation of the Internet and eCommerce;

•	our ability to grow complementary product and service offerings;

•	our ability to address the shift to mobile device technology by our customers;

•	risks related to the larger automotive ecosystem;

•	the geographic concentration where we provide services and recondition and store vehicle inventory;

•	our ability to raise additional capital;

•	our ability to maintain adequate relationships with the third parties that finance our vehicle inventory purchases;

•	the representations we make in our finance receivables we sell;

•	our reliance on our proprietary credit scoring model in the forecasting of loss rates;

•	our reliance on internal and external logistics to transport our vehicle inventory;

•
the risks associated with the construction and operation of our inspection and reconditioning centers, fulfillment centers and vending machines, including our dependence on one supplier for construction and maintenance for our vending machines;

•	our ability to finance vending machines and inspection and reconditioning centers;

•	our ability to protect the personal information and other data that we collect, process and store;

•	disruptions in availability and functionality of our website;

•	our ability to protect our intellectual property, technology and confidential information;

•	our ability to defend against claims that our employees, consultants or advisors have wrongfully used or disclosed trade secrets or intellectual property;

•	our ability to defend against intellectual property disputes;

•	our ability to comply with the terms of open source licenses;

•	conditions affecting automotive manufacturers, including manufacturer recalls;

•	our reliance on third party technology to complete critical business functions;

•	our dependence on key personnel to operate our business;

•	the diversion of management’s attention and other disruptions associated with potential future acquisitions;

•	risks relating to the ability of our Class A Convertible Preferred Stock holder to influence our business;

•	the legal proceedings to which we may be subject in the ordinary course of business;

•	potential errors in our retail installment contracts with our customers that could render them unenforceable; and

•	risks relating to our corporate structure and tax receivable agreements.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Market and Industry Data

Some of the market and industry data contained in this Annual Report on Form 10-K are based on independent industry publications or other publicly available information. Although we believe that these independent sources are reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.

ITEM 1. BUSINESS.

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016. Carvana Co. Class A common stock trades on the New York Stock Exchange under the symbol “CVNA.” On May 3, 2017, Carvana Co. completed its initial public offering ("IPO") of 15.0 million shares of Class A common stock at a public offering price of $15.00 per share. Carvana Co. received approximately $205.8 million in proceeds, net of underwriting discounts and commissions and offering expenses, which it used to purchase approximately 18.8 million newly-issued membership interests of Carvana Group, LLC ("Carvana Group") at a price per unit equal to 0.8 times the initial public offering price less underwriting discounts and commissions and offering expenses. See Note 1 to the consolidated financial statements included in Part II, Item 8 for additional information about our IPO and organizational transactions completed in connection with our IPO. Unless the context requires otherwise, references in this report to "Carvana," the “Company,” “we,” “us” and “our” refer to both Carvana Group and its consolidated subsidiaries prior to the IPO described in this report and to Carvana Co. and its consolidated subsidiaries following the IPO and organizational transactions completed in connection with our IPO.

Our Company

Carvana is a leading eCommerce platform for buying used cars. We are transforming the used car buying experience by giving consumers what they want — a wide selection, great value and quality, transparent pricing and a simple, no-pressure transaction. Each element of our business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

We provide a refreshingly different and convenient car buying experience that can save buyers time and money. On our platform, consumers can research and identify a vehicle, inspect it using our proprietary 360-degree vehicle imaging technology, obtain financing and warranty coverage, purchase the vehicle, and schedule delivery or pick-up, all from their desktop or mobile devices. Our transaction technologies and online platform transform a traditionally time consuming process by allowing customers to secure financing, complete a purchase and schedule delivery online in as little as 10 minutes.

Our technology and infrastructure allow us to seamlessly and cost efficiently deliver this car buying experience to our customers. We use proprietary algorithms to optimize our nationally pooled inventory of over 9,500 vehicles, inspect and recondition our vehicles based on our 150-point inspection process and operate our own logistics network to deliver cars directly to customers as soon as the next day. Customers in certain markets also have the option to pick up their vehicle at one of our proprietary vending machines, which provides an exciting pick-up experience for the customer while decreasing our variable costs, increasing scalability and building brand awareness.

The automotive retail industry’s structure presents an opportunity for disruption. It is the largest consumer retail industry in the United States and is highly fragmented. According to the U.S. Census Bureau, the U.S. automotive industry generated approximately $1.2 trillion in sales in 2017, while Edmunds.com estimates the U.S. used vehicle sales market at over $739 billion in 2016. With little brand differentiation, there are approximately 43,000 used car dealerships in the United States according to Borrell Associates' 2017 Outlook and the largest dealer brand commands approximately 1.7% of the U.S. market according to Edmunds.com and publicly-listed dealership filings. Additionally, consumers are often dissatisfied with the car buying process. According to the DealerSocket 2016 Independent Dealership Action Report ("DealerSocket 2016"), 81% of North American consumers do not enjoy the car buying process, and car salesmen are among the least trusted professionals, according to a 2016 Gallup poll.

Carvana has demonstrated that its custom-built business model can capitalize on this opportunity. From the launch of our first market in January 2013 through December 31, 2017, we purchased, reconditioned, sold and delivered approximately 71,900 vehicles to customers through our website, generating $1.4 billion in revenue. Our sales have grown as we have added new markets and increased our market penetration in our current markets. As of December 31, 2017, our in-house distribution network services 44 metropolitan markets, and we plan to continue to expand our network into additional markets.

Industry Background & Market Opportunity

Exceptionally Large and Fragmented Market

The U.S. automotive industry generated approximately $1.2 trillion in sales in 2017, which comprised roughly 21% of the U.S. retail economy and made it the largest consumer retail market in the United States according to the U.S. Census Bureau. Edmunds.com estimates the U.S. used vehicle sales market at over $739 billion in 2016, representing approximately 38.5 million used vehicle transactions at an average sales price of $19,189.

The used car retail industry is highly fragmented. There are approximately 43,000 used car dealerships in the U.S according to Borrell Associates' 2017 Outlook. The largest dealer brand commands approximately 1.7% of the U.S. market and the top 100 used car retailers collectively hold approximately 7.0% market share, according to Edmunds.com, publicly-listed dealership filings and Automotive News.

The traditional used car retailing model is costly, operationally challenging and difficult to scale. Providing an end-to-end solution requires inspection, repair, reconditioning and showroom facilities, as well as inventory sourcing and financing capabilities, substantially all of which is traditionally done at each dealership location. According to publicly-listed dealership filings, some full service dealerships providing all of these services can require an initial investment of up to $22 million. Additional variable costs include the salaries of on-site employees, inventory financing fees and vehicle transportation costs.

Customer acquisition is expensive and inefficient for traditional automotive retailers as they are typically confined to local advertising channels and have to drive foot traffic to their physical locations, where they offer an often undifferentiated service and limited inventory.

Additional challenges in auto retailing, both online and offline, stem from the following unique characteristics of selling cars:
• big ticket item, often representing one of the customer’s largest and longest lifecycle purchases;

• range of taste in make, model, body style, price, year, mileage, color, drivetrain and features;

• second most expensive purchase many consumers make and finance;

• complex transaction often involving a vehicle trade-in and the purchase of add-on service products to protect the customer’s investment;

• reliance on third parties for critical business functions; and

• state and local regulatory compliance variability.

The Way Consumers Buy Cars Is Changing

Historically, consumers discovered vehicles for sale through local print and broadcast media, as well as word of mouth, and would go to dealerships to educate themselves on potential purchases. However, consumers no longer rely solely on traditional media and dealerships to discover and research vehicles. According to the Cars Online 2014 report from Capgemini, 97% of customer vehicle purchases involve online research. In fact, the 2016 Car Buyer Journey report from Autotrader indicates that a typical used car buyer spends approximately nine hours researching his or her prospective car purchase online.

As eCommerce has become more established, reaching 10.5% of total retail sales in the U.S. in the fourth quarter of 2017 according to the U.S. Census Bureau, consumers have become more comfortable buying taste-driven, higher-priced products such as consumer electronics and home furnishings online. Similarly, auto consumers are interested in eCommerce solutions for their car purchasing needs — 80% of U.S. car buyers would consider completing their entire car purchase online if given the opportunity, according to Capgemini’s 2017 Cars Online Trend Study.

What Auto Consumers Want

As a result of the unique aspects of purchasing a vehicle, consumers have a distinct set of expectations that are challenging for traditional used auto retailers to address.

• Wide selection. Automobiles vary widely in model, style, color, age and price, and consumers exhibit differing tastes, style and purchasing goals and budgets. This requires dealers to maintain a broad inventory and offer multiple financing, warranty and service plan choices.

• Traditional used auto retailers are limited by staging capacity and anticipated local demand at each dealership; they generally lack the logistical capabilities to source vehicles from other locations quickly and cost-effectively.

• Value. Auto consumers want consistent, fair value.

• Traditional used car retailers have high overhead costs and must pass these costs on to their customers.

• Confidence in quality. Auto consumers want to have comfort that the vehicle they purchase is mechanically sound and will not require costly repairs or replacement in the near term.

• Traditional used auto retailers may lack the scale and expertise to consistently purchase high quality vehicles and uniformly recondition them, increasing the incidence of selling a “lemon.”

• Control and no pressure. Auto consumers want to feel in control of the buying process, without being pressured.

• According to DealerSocket 2016, 81% of North American consumers do not enjoy the car buying process, and U.S. car salespeople are among the least trusted professionals, according to a 2016 Gallup poll.

• Fast, simple purchasing process. Auto consumers want their transaction to be convenient, fair and on their own desired timeline.

• Buying a car at a traditional auto dealership is often a multi-part transaction including vehicle purchase, trade-in, financing and complementary products, and requires over three hours on average, according to the 2016 Car Buyer Journey report from Autotrader.

Carvana’s Solution

In response to these evolving consumer needs, we built Carvana to provide a no-pressure, no-haggle experience with flexible and fast transactions. Consumers can research and identify a vehicle, inspect it using interactive high definition photography, obtain financing and warranty coverage, complete their purchase and schedule delivery or pick up, all from our online platform. Our uniformed employees deliver cars to customers in branded single car haulers as soon as the next day, and we offer a seven-day return policy on all our cars sold. The sales process we have built enables our customers to execute their purchases, once a car has been selected, in as little as 10 minutes.

We aim to deliver the best selection, best value and best experience for used car buyers.

The Best Selection

As of December 31, 2017, we offer all customers a nationally pooled inventory of over 9,500 high-quality used vehicles. We evaluate all of the vehicles that we own and offer for sale using our 150-point “Carvana Certified” inspection process, which we are able to perform at scale across our network of inspection and reconditioning centers (“IRCs”). Our customer research indicates that size and range of selection are primary determinants of where customers will transact. We use proprietary algorithms to optimize our inventory acquisition based on extensive used vehicle market and customer behavior data. Furthermore, our nationally pooled inventory system maximizes the breadth of vehicle selection for our customers in any given location. This results in a higher likelihood that customers are able to find the make, model, year and color combination that they desire. In contrast, traditional dealerships are limited in range of selection because they typically optimize a local inventory of a few hundred vehicles at each dealership location, even if they own thousands of vehicles across multiple distributed locations.

The Best Value

Our proprietary technology and vertically-integrated business model allow us to enjoy a significantly lower variable cost structure versus traditional dealerships and provide substantial value to our customers. We do not require a network of brick-and-mortar dealerships, staffed with sales personnel; instead, we utilize both an in-house logistics network and proprietary vending machines to facilitate trade-ins and vehicle delivery. These savings are passed on to the consumer through sales prices that are below industry averages. Additionally, we believe our pooled inventory approach will result in lower average days to sale, which we expect will help improve margins due to decreased vehicle depreciation resulting in higher unit selling price. Furthermore, we are able to provide personalized and highly-transparent financing terms based on basic customer information that results in faster transaction times, clear lending terms and competitive interest rates.

The Best Experience

We aim to provide the best car buying experience available for our customers through a fully-integrated, convenient online shopping experience. Our proprietary 360-degree vehicle imaging technology provides transparency by allowing customers to view vehicle features and imperfections. We also provide automated trade-in valuations, automated financing, GAP waiver coverage and vehicle service contracts (“VSC”). Customers can easily select among various pricing and pre-approved financing terms and receive approval in seconds.

We offer a premium fulfillment experience with pick-up and delivery options available, including pick-up at our vending machines or fulfillment centers in some markets. Our in-house customer advocates are available to answer customer questions that arise throughout the process. At every customer touch point, we strive to provide the level of customer service that makes purchasing a car from us an enjoyable, memorable experience. Finally, we offer seven-day return and 100-day warranty policies with every car we sell. We believe that our customers value the ease of use and transparency of our platform. They have responded favorably to our solution, as illustrated by the ratings we receive. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2017, and 95% of them said they would recommend us to a friend when responding to over 13,000 satisfaction surveys we solicited from our inception through December 31, 2017. These positive reactions create opportunities for repeat customers and a strong referral network.

Strengths & Competitive Advantages

Our business model is disrupting the traditional used vehicle sales model. Our primary goal is to rapidly scale vehicle unit sales by focusing on delivering an unparalleled customer experience. Since our inception in 2012, we have been developing and leveraging the following key strengths of our robust platform, which we believe provide significant competitive advantages.

Purpose-Built Vertically-Integrated eCommerce Platform

We built our used car eCommerce platform because we believe a lower and differentiated cost structure is critical to providing a seamless, best-in-class car buying experience. We believe that traditional dealerships and other technology-enabled auto platforms do not provide this type of experience, and that our end-to-end model allows us to offer a superior solution while reducing our cost of operations and enhancing our ability to offer complementary products and services. Our vertically-integrated platform gives us control of all critical operations and transaction elements, which facilitates a fast, simple and consistent user experience. We control the algorithms that help determine the vehicles we make available to our customers, the prices of those vehicles, the financing terms and GAP waiver coverage and VSC options available to our customers and the trade-in values we offer. Additionally, we control the logistics infrastructure that enables us to offer customers fast, specific and reliable delivery times. We have invested heavily in our custom designed website to provide a cutting edge user interface, and have built a team of in-house customer advocates that is dedicated to providing first-rate customer service.

Differentiated Shopping Experience

We have developed technology that makes the online vehicle purchasing process intuitive, transparent and fun. Our proprietary photo booth, paired with custom photo processing and display technology, provides an interactive way for consumers to search for vehicles and take a virtual tour of the interior and exterior of a vehicle using annotated, high definition photography. We believe this technology, coupled with our certification process and seven-day return policy, generates the confidence and trust in our platform needed to buy a car online.

Proprietary Financing Technology

Our differentiated financing solutions provide customers with nearly instantaneous credit decisions as well as flexibility and transparency in financing their vehicle purchase. We preapprove thousands of down payment and monthly payment combinations that allow customers to choose their preferred financing. We preapprove these terms utilizing “soft credit checks” which do not impact a customer’s credit unless they complete a purchase and financing transaction. Due to our relatively low car prices, our customers generally have lower PTI (Payment to Income) and LTV (Loan to Value) ratios on their financing transactions than they would have at higher prices. This significantly enhances the quality of the automotive finance receivables that we generate and the premium we can capture when we sell the automotive finance receivables to our financing partners.

Efficient Logistics Network and Attractive Fulfillment Experience

We have developed proprietary logistics software and an in-house delivery network that differentiates us from competitors by allowing us to predictably and efficiently transport cars while providing customers a distinctive fulfillment experience. Our home delivery is conducted by a Carvana employee on a branded delivery truck. Customers in certain markets can also pick up their vehicles at one of our proprietary car vending machines, which are multi-story glass towers that store purchased vehicles, or at one of our fulfillment centers. These vending machines provide an attractive and unique experience for our customers and develop brand awareness while lowering our vehicle fulfillment expenses. Following the opening of a vending machine in one of our markets, our market penetration has seen a meaningful increase while our variable operating costs per car sold have decreased. We intend to grow our logistics network and build vending machines in many of the metropolitan markets that we serve.

Scaled Used Vehicle Infrastructure

We currently leverage a network of four IRCs and supporting software for our vehicle reconditioning and logistics activities that required significant investment in time and capital to develop. We believe these facilities at full utilization give us capacity to inspect and recondition about 200,000 cars per year. Our proprietary inventory management system and

Transportation Management System (“TMS”), combined with our expertise and experience gained from operating these facilities, position us well to continue to build out additional reconditioning and distribution centers as needed.

Scale Driving Powerful Network Effects

Our business benefits from powerful network effects. Our logistics capabilities allow us to offer every car in our inventory to customers across all of our markets. As we add markets, we expect to increase overall demand, which would enable us to carry a larger inventory. A broader vehicle inventory would further improve our offering across our markets, enabling us to increase market share. Furthermore, we anticipate increased brand awareness, driven by national advertising, will allow us to expand our national inventory and further these network effects.

Our Growth Strategies

The foundation of our business is retail vehicle unit sales. This drives the majority of our revenue and allows us to capture additional revenue streams associated with financing, VSCs and GAP waiver coverage, as well as trade-in vehicles. As we mature, we believe we will continue to improve conversion on these revenues and expand our offering of complementary products. However, all of these additional revenue opportunities are derived from retail vehicle unit sales and as a result, our growth strategies are primarily focused on this metric.

Our ability to generate vehicle sales is a function of the number of markets we operate in, our penetration in those markets and our ability to build and maintain our brand by offering great value, transparency and outstanding customer service. We plan to continue growing our vehicle unit sales, number of markets, market penetration and complementary product revenues while enhancing competitive positioning by executing the following key elements of our growth strategy:

Increase Sales Through Further Penetration of Our Existing Markets

We believe that our markets are at an early stage of growth when measured by market penetration. In Atlanta, our first and most mature market, we had approximately 1.3% market penetration for the year ended December 31, 2017 compared to approximately 0.9% in the prior year, making us one of the largest used car dealers in Atlanta. We plan to continue marketing and actively building our brand in existing markets by improving our operations, opening additional vending machines, increasing our inventory size and growing brand awareness.

Continue to Enter Key Geographic Markets

We believe there is a substantial opportunity to utilize our capital-light expansion model and proven go-to-market strategy to enter additional markets by expanding our existing logistics network and advertising in those markets. We believe we can enter more markets than many of the larger dealership groups because of our lower cost structure, which allows us to efficiently operate in smaller markets. Furthermore, our nationally pooled inventory creates an even larger competitive advantage in these smaller markets, where customers typically have access to less inventory selection at local dealerships.

Continue to Innovate and Extend Our Technology Leadership

We will continue to make significant investments in improving and adding to our customer offering. We believe that the complexity of the automotive retail transaction provides substantial opportunity for technology investment and that our leadership and continued growth will enable us to responsibly invest in further separating ourselves from our competitors’ offerings.

Develop Broad Consumer Awareness of Our Brand

We believe our brand development efforts will meaningfully impact our ability to acquire new customers. We intend to attract new customers through advertising, public relations, and customer referrals. We believe these efforts will be further enhanced as we expand our national advertising campaigns, which we began in early 2017. We also plan to build vending machines in additional markets to capitalize on word of mouth publicity in building our brand awareness.

Develop New Products

We plan to leverage our existing eCommerce and logistics infrastructure to increase monetization opportunities by introducing new complementary products and services. The car purchasing and ownership cycle provides many opportunities to add value for our customers and our technology expertise and process automation position us well to provide these services in unique and differentiated ways.

Customer Lifecycle

Search and Discovery. We have developed a mobile-optimized website, where prospective car buyers can immediately begin browsing, researching, filtering and identifying their choice from an inventory of over 9,500 vehicles that we offer for sale. We have also developed a series of innovative features to enhance the customer experience on our website and enable better product discovery, such as highly engaging visual imagery and merchandising, as well as easy-to-use site navigation tools and personalization features. We also feature integrations with various vehicle data providers for vehicle feature and option information as a research tool to assist our customers with their purchase decisions.

Virtual Tour. Once customers select a vehicle, they have the ability to take an annotated virtual vehicle tour on our website, which includes a 360-degree view of the interior and exterior of the actual vehicle. This interactive tour allows customers to review vehicle imperfections through high definition photography and provides them with an extensive list of vehicle details, accessories and safety features presented in an intuitive and easy to review manner.

Seamless Transaction Technology. Once customers have chosen a vehicle, our platform allows them to complete the purchase in as little as 10 minutes, saving them both time and money.

• Financing. We pre-approve thousands of down payment and monthly payment combinations that allow customers to choose their preferred financing. Our website includes unique, highly engaging and intuitive financing tools that are transparent and demonstrate the relationship between preapproved down payment, monthly payment and term combinations. Our innovative financing tool allows borrowers to select an exact dollar payment plan based on thousands of permutations of APR, down payment, monthly payment and term. Our customers can obtain a financing decision in seconds generated by our proprietary credit scoring and loan structuring algorithms for every car in our inventory. This involves a short process that only requires ten fields to be completed and will not impact customers’ credit unless they complete a purchase and finance transaction.

• Complementary products. Our customers can further supplement their online vehicle purchase by electing to purchase a fully-integrated VSC, or extended warranty, serviced by an affiliate of DriveTime Automotive Group, Inc. (we will refer to DriveTime Automotive Group, Inc. together with its subsidiaries and affiliates, other than us, as "DriveTime"). In order to help improve the transaction experience, we evaluate numerous options to ultimately provide each customer with two plans that we believe will best meet their needs. Customers financing their purchase with us are also offered GAP waiver coverage, customized by term length, during checkout.

• Trade-in. For customers interested in pursuing a trade-in, our Cardian Angel tool provides customers with an automated valuation of their existing vehicle that can be applied to any vehicle purchase. Carvana will also purchase vehicles directly from customers without an associated vehicle purchase.

• Documentation and payment. To further improve the ease of financing, complementary products and trade-ins, we have developed a seamless, fully-integrated online documentation process. In certain markets, we have established partnerships with several technology providers that allow for automated down payment income verification and payment processing through simple, easy to use tools such as the ability to take pictures of required documents with a smartphone.

Fulfillment. Customers can choose to have their vehicle delivered or pick up their vehicle at one of our proprietary vehicle vending machines or fulfillment centers. In certain markets, we can deliver cars as soon as the next day with a Carvana-uniformed employee in a branded, custom single-car hauler. Our vending machines and fulfillment centers provide an attractive and unique customer pick-up experience that many customers choose. At our vending machines, the customer deposits a Carvana-branded token into a coin slot and an automated platform selects the customer’s car from the multi-story tower and delivers it to a garage bay where the customer is waiting with a Carvana delivery associate.

Post-sale customer support. Once customers have their car, our customer advocates manage the post-sale coordination and service call process including any claims from our standard 100-day / 4,189-mile “Worry Free Guarantee” warranty and the seven-day return policy. Given the return rates we have seen and the cost to us of honoring the return policy, we believe the peace of mind our customers gain from our seven-day return policy supports the cost of this offering. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2017, and 95% of them said they would recommend us to a friend when responding to over 13,000 satisfaction surveys we solicited from our inception through December 31, 2017. These positive reactions create opportunities for repeat customers and a strong referral network.

Vehicle Lifecycle

Vehicle Acquisition. We acquire the substantial majority of our used vehicle inventory through the large and liquid national used-car auction market. The remainder of our inventory is acquired directly from customers, vehicle finance and leasing companies, rental car companies, and other suppliers. We use proprietary algorithms to determine which cars to bid on and how much to bid. Our software sifts through over 100,000 vehicles per day and filters out vehicles with accidents, poor condition ratings, or other unacceptable attributes, and can evaluate the tens of thousands of potential vehicle purchases that remain per day, creating a distinct competitive advantage versus in-person sourcing methods generally used by traditional dealerships. We assess vehicles on the basis of quality, inventory fit, consumer desirability, relative value, expected reconditioning costs and vehicle location to identify what we believe represent the most in-demand and profitable vehicles to acquire for inventory. We utilize a broad range of data sources, including proprietary site data and a variety of external data sources to support our assessments. Once our algorithms have identified a suitable vehicle for purchase, bids are verified and executed by a centralized team of inventory sourcing professionals.

Inspection and Reconditioning. Once we acquire a vehicle, we leverage our in-house logistics or a third party delivery service to transport the vehicle to one of our IRCs, at which point the vehicle is entered into our inventory management system. We then begin a 150-point inspection process covering controls, features, brakes, tires and cosmetics. Each IRC includes trained technicians, vehicle lifts, paint-less dent repair and paint capabilities and receives on-site support from third party vendors with whom we have integrated systems to ensure ready access to parts and materials. When an inspection is complete, we estimate the necessary reconditioning cost for the vehicle to be deemed "Carvana Certified" and expected timing to be made available for sale on our website.

Photography and Merchandising. To provide transparency to our customers, our proprietary, automated photo booths capture a 360-degree exterior and interior virtual tour of each vehicle in our website inventory. Our photo booths photograph the interior and exterior of the vehicle while annotating material defects based on visibility threshold category. We also feature integrations with various vehicle data providers for vehicle feature and option information. We have instituted a unified cosmetic standard across all IRCs to better ensure a consistent customer experience.

Transportation and Fulfillment. Third-party vehicle transportation is often slow, expensive and unreliable. To address these challenges, we built an in-house auto logistics network backed by a proprietary TMS to transport our vehicles nationwide. The system is based on a “hub and spoke” model, which connects all IRCs, logistics hubs and vending machines via our owned fleet of multi-car and single car haulers. Our TMS allows us to efficiently manage locations, routes, route capacities, trucks and drivers while also dynamically optimizing for speed and cost. We store inventory at our IRCs, and when a vehicle is sold, it is delivered directly to the customer or transported to a vending machine or fulfillment center for pick-up by the customer. Due to our robust and proprietary logistics infrastructure, we are able to offer our customers and operations team highly accurate predictions of vehicle availability, minimizing unanticipated delays and ensuring a seamless and reliable customer experience.

Markets

As of December 31, 2017, we have an established logistics network and a direct marketing presence in 44 major metropolitan cities and have purchased, reconditioned, sold and delivered approximately 71,900 vehicles since the launch of our first market in January 2013. We initially launched in Atlanta, Georgia in 2013 and have since grown our network across the United States, adding two markets in 2014, six in 2015, 12 in 2016 and 23 during 2017. We are committed to providing an honest, transparent and customer-centric used car buying experience online, which is achieved through our hub and spoke market approach. While our entire inventory of vehicles is available for sale across the United States through our own and third party delivery services, our focus is on serving our markets and providing the best possible car buying experience to our customers at a low, transparent cost. Our established logistics network and ability to deliver any car in our inventory on Carvana branded haulers to customers within our markets allow us to provide a low-cost, simple car buying experience.

Marketing

We believe our customer base is similar to the overall market for used cars at average price points of our vehicles. Our sales and marketing efforts utilize a multi-channel approach, built on a seasonality adjusted, market-based model budget. We utilize a combination of brand building as well as direct response channels to efficiently seed and scale our local markets. Our paid advertising efforts include, but are not limited to, advertisements through national and local television, search engine marketing, inventory site listing, retargeting, organic referral, display, out-of-home, digital radio, direct mail and branded pay-per-click channels. We believe our strong customer focus ensures customer loyalty which will drive both repeat purchases and referrals. In addition to our paid channels, we intend to attract new customers through enhancing our earned media and public relations efforts and further investing in our proprietary vending machines.

Customer Advocates

We have a team of in-house customer support specialists who provide assistance 13 hours per day, seven days per week to our customers located nationwide. Operating as advocates, our specialists are available to assist customers with questions that arise throughout the car buying process. These advocates are available via web chat or telephone and help customers navigate the website, answer specific questions and assist in loan verification by working with our customers to establish proof of identity, income and insurance. We take a consultative approach with our customers, offering live support and acting as a trusted partner to guide them through each phase of the purchase lifecycle. We are committed to providing our customers with the highest quality transaction experience and believe our advocates, who receive no commission income, are a meaningful reason why customers prefer transacting with us. The effectiveness of our model is reflected in the high ratings we receive from our customers and strong customer referrals. We focus on developing our advocates and providing them with the information and resources they need to offer exceptional customer service.

Competition

The U.S. used car marketplace is highly fragmented. There are approximately 43,000 used car dealerships in the United States according to Borrell Associates' 2017 Outlook, including approximately 27,000 independent dealerships. The largest dealer brand commands approximately 1.7% of the U.S. market and the top 100 used car retailers collectively hold approximately 7.0% market share, according to Edmunds.com, publicly-listed dealership filings and Automotive News. We believe the primary competitive factors in this market include transparency, convenience, price, selection and vehicle quality. Our current competitors can be largely classified into the following segments:

• franchised dealerships – 37% of establishments;

• independent dealerships – 63% of establishments; and

• online dealerships/marketplaces.

A number of used vehicles are also bought and sold through privately negotiated transactions.

We believe that our vertically-integrated business model provides a meaningful and sustainable competitive advantage.

Technology

Our business is driven by data and technology at all stages of the process, from inventory purchasing, reconditioning, photography and annotation through online merchandising, sales, financing, logistics, and delivery. Carvana’s proprietary and exclusive-use technology portfolio includes:

• a decisioning model for consolidating internal and third party data to provide profitability estimates for inventory available for purchase;

• a limited exclusivity license to an inventory management system that handles vehicles from acquisition through photography;

• a custom-built automated photography system with software that combines high-quality photos to produce an interactive, 360-degree virtual tour of both the exterior and interior of the vehicle;

• a website that includes advanced filtering and search technology that helps customers find a car that suits their tastes;

• a logistical model to optimize the transport of purchased inventory to the customer; and

• a custom automated delivery tower, or vending machine, including customer experience enhancements such as automatically generated video (suitable for posting to social media) that captures the customer’s pick-up experience.

We also rely on third party technology, including the following:

• customer identity verification for financing;

• transportation fleet telemetry;

• network infrastructure for hosting the website and inventory data;

• software libraries, development environments and tools;

• services to allow customers to digitally sign contracts;

• customer service call center management software; and

• automation controls and software for the vending machine.

Organizational Structure

The following chart summarizes our organizational structure as of December 31, 2017. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:

Public Shareholders
Garcia Parties, Carvana Employees, Consultants and Directors
Pre-IPO Owners (2)
Class A Shares (1)
• 1.8% of voting power in Carvana Co.
• One vote for each outstanding share of Class A common stock
• 100% of economic interests in Carvana Co.
• Class A common stock is publicly traded
Class B Shares (1)
• Voting rights only
• Ten votes for each outstanding share of Class B common stock held by the Garcia Parties
• One vote for each outstanding share of Class B common stock held by the other LLC Unitholders
• Class B common stock is not publicly traded
LLC Units
• 87.1% of the outstanding LLC Units in Carvana Group
• LLC units are not publicly traded
• Economic rights only, subject to certain limited approval rights
• Exchangeable for shares of Class A common stock
Carvana Co. (Sole Manager of Carvana Sub)
100,000 shares of Class A Convertible Preferred Stock
LLC Units
• 12.9% of the outstanding LLC Units in Carvana Group
• LLC Units are not publicly traded
• Number of LLC Units held equals 1.25 times the number of outstanding shares of Class A common stock
Carvana Sub (Sole Manager of Carvana Group, LLC)
Carvana Group, LLC
Convertible Preferred Units
• 100,000 outstanding Convertible Preferred Units in Carvana Group
• Convertible Preferred Units are not publicly traded
• Number of Convertible Preferred Units held equals the number of outstanding shares of Class A Convertible Preferred Stock
99.9%
$275.0 million Floor Plan Facility(3)
Carvana LLC
0.1%

(1)    Shares of Class A common stock and Class B common stock vote as a single class. Each outstanding share of Class A common stock is entitled to one vote on all matters to be voted on by stockholders generally. The shares of Class B common stock have no economic rights. Each share of our Class B common stock held by Ernest Garcia, II, Ernie Garcia, III and entities controlled by one or both of them (collectively, the "Garcia Parties") entitles its holder to ten votes on all matters to be voted on by stockholders generally for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A common units of Carvana Group ("Class A Units") and Class B common units of Carvana Group ("Class B Units") were exchanged for Class A common stock). All other shares of our Class B common stock entitle their holder to one vote per share on all matters to be voted on by stockholders generally. In accordance with the exchange agreement (the "Exchange Agreement") entered into in connection with the organizational transactions, LLC Unitholders are entitled to exchange LLC Units, together with shares of Class B common stock in the case of Class A Units, for shares of Class A common stock determined in accordance with the Exchange Agreement or, at our election, for cash. See Note 1 to the consolidated financial statements included in Part II, Item 8 for additional information about our IPO and the organizational transactions completed in connection with our IPO.

(2)  Pre-IPO owners refers to the owners of LLC Units at December 31, 2017 who held such units prior to the IPO.

(3)  On January 1, 2018, the available credit under the Floor Plan Facility increased to $350.0 million.

Employees

As of December 31, 2017, we had 1,864 employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be strong.

Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets, patents and contractual provisions and restrictions on access and use of our proprietary information and technology.

We hold one issued patent covering our photo booth and imaging technology, and seven pending patent applications covering various technologies including our website user interface technology, our loan underwriting technology, and our vending machine technology.

We have nine trademark registrations, including registrations for “Carvana,” the Carvana logo, and various slogans.

We are the registered holder of a variety of domestic and international domain names, including “carvana.com.”

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with certain of our employees, consultants, contractors and business partners. Certain of our employees and contractors are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our website.

Furthermore, we have a cross-license agreement with DriveTime pursuant to which DriveTime has obtained limited licenses to some of our intellectual property.

Seasonality

We expect our quarterly results of operations, including our revenue, gross profit, profitability, if any, and cash flow to vary significantly in the future, based in part on, among other things, consumers’ car buying patterns. We are a growing company and our revenues have increased every quarter from our inception to date. However, we have experienced higher revenue growth rates in the first quarter of the calendar year than in each of the last three quarters of the calendar year. As we mature, we expect revenues may decrease in the second half of the calendar year. We believe these results are due to seasonal buying patterns driven in part by the timing of income tax refunds, which we believe are a primary source of our customers’ down payments on used vehicle purchases. Notably, as timing of income tax refunds has been pushed back in each of 2017 and 2018, we believe that the second quarter is increasingly showing stronger seasonality than in the past. Due to our short operating history and the overall growth of our business, these seasonal trends have not yet been pronounced, but we expect that in the future our revenues may be affected by these seasonal trends as well as cyclical trends affecting the overall economy, specifically the automotive retail industry. See Item 1A “Risk Factors — Risks Related to Our Business —We may experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business.”

Government Regulation

Various aspects of our business are or may be subject to U.S. federal and state regulation. In particular, the advertising, sale, financing and transport of used motor vehicles are highly regulated by states in which we do business and by the U.S. federal government. The regulatory bodies that regulate our business include the Consumer Financial Protection Bureau (the “CFPB”), the Federal Trade Commission, the United States Department of Transportation (the “DOT”), the Occupational Health and Safety Administration ("OSHA"), the Department of Justice, the Federal Communications Commission (the “FCC”), various state dealer licensing authorities, various state consumer protection agencies and various state financial regulatory agencies. We are subject to compliance audits of our operations by many of these authorities.

Certain states have concluded that our activities are subject to vehicle dealer licensing laws, requiring us to maintain a used vehicle dealer license in order to conduct business in that state. We have at least one licensed facility in Alabama, Arizona, Florida, Georgia, New Jersey, North Carolina, Ohio, Tennessee and Texas.

Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. In addition, certain states require that finance companies in general and Carvana in particular file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. We have obtained a sales finance license in Arizona, and Texas, an installment seller license in Florida and New Jersey, and have filed consumer credit notices in Colorado, Indiana, Kansas Oklahoma, and South Carolina.

For a discussion of the various risks we face from regulation and compliance matters, see Item 1A “Risk Factors — Risks Related to Our Business —We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with these laws and regulations could have a material adverse effect on our business, sales, results of operations and financial condition.”

ITEM 1A. RISK FACTORS.

Described below are certain risks to our business and the industry in which we operate. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report on Form 10-K and in our other public disclosures. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. As a result, our future results could differ materially from historical results and from guidance we may provide regarding our expectations of our future financial performance, and the trading price of our Class A common stock could decline.

Risks Related to Our Business

We have a history of losses and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in 2012 and had an accumulated loss of approximately $316.9 million as of December 31, 2017. We incurred net losses $36.8 million, $93.1 million and $164.3 million in the years ended December 31, 2015, 2016 and 2017, respectively. We expect to make significant investments to further develop and expand our business and these investments may not result in increased revenue or growth on a timely basis or at all. In addition, as a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain profitability.

We expect to continue to incur losses as we invest in and strive to grow our business. We may incur significant losses in the future for a number of reasons, including slowing demand for used cars and our related products and services, increasing competition, weakness in the automotive retail industry generally, a decline in global financial conditions that negatively impacts economic activity and employment, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays in generating revenue or profitability. If our rate of generating revenue slows, we may not be able to reduce costs in a timely manner because many of our costs are fixed. In addition, if we reduce variable costs to respond to losses, this may limit our ability to acquire customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

Our recent, rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

Our revenue grew from $130.4 million for the year ended December 31, 2015 to $365.1 million and $858.9 million for the years ended December 31, 2016 and December 31, 2017, respectively. We expect that, in the future, even if our revenue increases, our rate of growth may decline. In any event, we will not be able to grow as fast or at all if we do not:

•increase the number of unique visitors to our website and the number of customers;

•further improve the quality of our product offering, features and complementary products and services, and introduce high quality new products, services and features;

•introduce additional third-party products and services; or

•acquire sufficient appropriate inventory at an attractive cost and high quality to meet the increasing demand for our vehicles.

•There can be no assurance that we will meet these objectives. We expect to continue to expend substantial financial and other resources on:

•marketing and advertising, including an increase to our television advertising expenditures;

•expansion of our vehicle inventory; and

•general administration, including legal, accounting and other compliance expenses related to being a public company.

Our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have experienced significant growth in the number of users of our platform as well as the amount of data that we analyze. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the car-buying experience for the consumer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ car-buying experience and the quality of the vehicles we sell, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.

Our business has grown rapidly as additional customers have purchased used cars and complementary products and services through our platform. However, our business is relatively new and has operated at substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time our investments that are intended to drive new customer traffic to our website may be less productive than expected. In the event of this or any other adverse developments, our continued success will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.

Our failure to maintain a reputation of integrity and to otherwise maintain and enhance our customer service quality and brand could adversely affect our business, sales and results of operations.

Our business model is based on our ability to provide customers with a transparent and simplified solution to car buying that will save them time and money. Accordingly, our ability to deliver that solution at high quality and our reputation as a company of integrity are critical to our success. If we fail to maintain the high standards on which our reputation is built, or if an event occurs that damages this reputation, it could adversely affect consumer demand and have a material adverse effect on our business, sales and results of operations. Even the perception of a decrease in the quality of our customer service or brand could impact results. Our high rate of growth makes maintaining our customer experience quality a particularly difficult challenge.

Complaints or negative publicity about our business practices, marketing and advertising campaigns, compliance with applicable laws and regulations, the integrity of the data that we provide to users, data privacy and security issues, and other aspects of our business, especially on blogs and social media websites, and irrespective of their validity, could diminish customer confidence in our platform and adversely affect our brand. The growing use of social media increases the speed with which information and opinions can be shared and thus the speed with which reputation can be affected. If we fail to correct or mitigate misinformation or negative information about us, the vehicles we offer to sell or purchase, our customer experience, or any aspect of our brand, including information spread through social media or traditional media channels, it could have a material adverse effect on our business, sales and results of operations.

Our limited operating history makes it difficult to evaluate our current business and future prospects and the risk of your investment.

We launched our first market in 2013 and do not have a long history operating as a commercial company. In addition, we have only operated independently of DriveTime since November 1, 2014 and, following our spinoff from DriveTime, we remained dependent on DriveTime for a number of important operations, including locations for certain of our inspection and reconditioning centers (“IRCs”), vehicle inventory purchasing and a number of administrative services. We continue to utilize DriveTime for certain services. Due to this and other factors, our operating results are not predictable and our historical results may not be indicative of our future results. In order for our revenues to continue to increase, we need to successfully enter new markets, acquire more customers and expand our brand awareness. The foregoing may not happen at all or may not happen as quickly as we expect. Our failure to expand our brand awareness, successfully enter new markets, acquire new customers and gain repeat customers would harm our business, financial condition and results of operation.

We may experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business.

We expect our quarterly results of operations, including our revenue, gross profit and profitability, if any, and cash flow to vary significantly in the future based in part on, among other things, consumers’ car-buying patterns. Used vehicle sales exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Historically, this has led our gross profit per unit to be higher on average in the first half of the year than in the second half of the year. Other factors that may cause our quarterly results to fluctuate include, without limitation:

•our ability to attract new customers;

•changes in the competitive dynamics of our industry;

•the regulatory environment;

•expenses associated with unforeseen quality issues and manufacturer recalls; and

•litigation or other claims against us.

In addition, a significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. Accordingly, our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year, and period-to-period comparisons of our operating results may not be meaningful.

Through shared service and other agreements that were not negotiated at arm’s length, we historically benefited from DriveTime’s expertise and economies of scale, and continue to utilize DriveTime and its affiliates for certain services and processes and as a lender to us.

We were incubated by and benefited from our relationship and a series of arrangements with DriveTime that were not negotiated at arm’s length, as DriveTime is controlled by our controlling shareholder who is also the father of our Chief Executive Officer. Currently, many services that DriveTime historically provided to us (including certain accounting, finance, legal, human resources, payroll and benefits, information technology, real estate and inventory purchasing) are now provided by alternative vendors or have been brought in-house. Consequently, certain of our historical costs may not accurately reflect our future costs to the extent that DriveTime no longer provides us with such services or refuses to continue doing so at currently contracted-for prices.

For example, DriveTime built our IRCs in Georgia, Texas, and New Jersey and now leases them to us. Verde Investments, Inc. ("Verde"), an affiliate of DriveTime, leases to us our Arizona IRC. If we are unable to time-efficiently and cost-effectively construct or acquire additional IRCs in the future, our production capacity may not be sufficient to satisfy customer demand. In addition, we lease most of our logistics hubs from DriveTime. If we cannot similarly lease space for logistics hubs in our future markets from DriveTime, we may not be able to expand into new markets as quickly as we have historically and we may incur additional costs in such expansion.

We continue to engage DriveTime, its affiliates, and other entities controlled by our controlling shareholder to provide us with certain services, including the administration of VSCs, GAP waiver coverage, and other related products sold to our customers. We also continue to utilize DriveTime for certain information technology and tax systems and services. For example, we rely on DriveTime’s inventory management system and accounting system to support our revenue recognition process. Should DriveTime fail to adequately perform any of these services or maintain these systems, our financial condition and results of operations may be adversely affected.

Additionally, DriveTime has in the past and may in the future purchase automotive finance receivables from us.

Before and after we sell automotive receivables originated by us, DriveTime performs ongoing servicing and collections. If DriveTime is unwilling to enter into servicing arrangements for our future auto receivable facilities on terms or at prices consistent with their historical prices or at all, our ability to sell such receivables may be adversely affected. If DriveTime refuses to continue servicing and collecting on automotive finance receivables originated by us before we sell them to third parties, our ability to adequately prepare such receivables for sale may be adversely affected.

In the future, we may continue to opportunistically engage with DriveTime in various transactions.

Our results of operations and financial condition are subject to management’s accounting judgments, estimates, and changes in accounting policies.

The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues and expenses. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified several accounting policies as being “critical” to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain. These policies are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements included in this Annual Report on Form 10-K.

The implementation of new accounting requirements or other changes to U.S. generally accepted accounting principles could have a material adverse effect on our reported results of operations and financial condition.

We participate in a highly competitive industry; pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide listings, information, lead generation, and car-buying services designed to reach consumers and enable dealers to reach these consumers.

Our current and future competitors may include:

•traditional used car dealerships that could increase investment in technology and infrastructure to compete directly with our online model;

•Internet and online automotive sites that could change their models to directly compete with us, such as Google, Amazon, AutoTrader.com, eBay Motors, Edmunds.com, KBB.com, Autobytel.com, TrueCar.com, CarGurus.com, and Cars.com;

•providers of offline, membership-based car-buying services such as the Costco Auto Program;

•used-car dealers or marketplaces with eCommerce business or online platforms such as Vroom and Shift; and

•automobile manufacturers such as General Motors, Ford and Volkswagen that could change their sales models through technology and infrastructure investments.

We also expect that new competitors will continue to enter the online and traditional automotive retail industry with competing brands, business models, products, and services, which could have an adverse effect on our revenue, business and financial results. For example, traditional car dealerships could transition their selling efforts to the Internet, allowing them to sell cars across state lines and compete directly with our online offering and no-negotiating pricing model. There can be no assurance we will not experience competition from DriveTime, the company from which we were spun off and with which we currently have a number of business relationships. Furthermore, there can be no assurances that DriveTime will enter into any new agreements or arrangements with us or extend or renew existing agreements or arrangements on the same or similar terms, if at all. Furthermore, we have a cross-license agreement with DriveTime pursuant to which DriveTime has obtained limited licenses to some of our intellectual property. Additionally, existing eCommerce businesses, such as Amazon, could directly enter the online used car market. Some of these companies have significantly greater resources than we do and may be able to provide customers access to a greater inventory of vehicles at lower prices while delivering a competitive online experience.

Our competitors may also develop and market new technologies that render our existing or future business model, products and services less competitive, unmarketable or obsolete. For example, technology is currently being developed to produce automated, driverless vehicles that could reduce the demand for, or replace, traditional cars including the used vehicles that we sell. Additionally, car rideshare services, such as Uber and Lyft, are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used cars we sell, particularly as urbanization increases.

Furthermore, new technologies such as autonomous driving software have the potential to change the dynamics of car ownership in the future. In addition, if our competitors develop business models, products or services with similar or superior functionality to our solutions, it may adversely impact our business.

Our competitors may also impede our ability to reach consumers or commence operations in certain jurisdictions. For example, our competitors may increase their search engine optimization efforts and outbid us for search terms on various search engines. Additionally, our competitors could use their political influence and increase lobbying efforts to encourage new regulations or interpretations of existing regulations that would prevent us from operating in certain jurisdictions.

Our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their products and services. Additionally, they may have more extensive automotive industry relationships, longer operating histories and greater name recognition than we have. As a result, these competitors may be able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns. If we are unable to compete with these companies, the demand for our used cars, products and services could substantially decline.

Private plaintiffs and federal, state and local regulatory and law enforcement authorities continue to scrutinize advertising, sales, financing and insurance activities in the sale and leasing of used vehicles. If, as a result, other automotive retailers adopt more transparent, consumer-oriented business practices, our differentiation versus those retailers could be reduced.

In addition, if one or more of our competitors, or DriveTime, were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future third-party data providers, technology partners, or other parties with whom we have relationships, thereby limiting our ability to develop, improve and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business and financial results.

Our business is sensitive to changes in the prices of new and used vehicles.

Any significant changes in retail prices for new or used vehicles could have a material adverse effect on our revenues and results of operations. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to our customers than buying a used vehicle, which could have a material adverse effect on our results of operations and could result in reduced used-car sales and lower revenue. Additionally, manufacturer incentives could contribute to narrowing the price gap between new and used vehicles. Used vehicle prices may also decline due to an increased number of new vehicle lease returns over the next several years. While lower used vehicle prices reduce our cost of acquiring new inventory, lower prices could also lead to reductions in the value of inventory we currently hold, which could have a negative impact on gross profit. Furthermore, any significant changes in wholesale prices for used vehicles could have a material adverse effect on our results of operations by reducing wholesale margins.

Our business is dependent upon access to desirable vehicle inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, or other factors, may have a material adverse effect on our business, sales and results of operations.

We acquire cars for sale through numerous sources, including from wholesale auctions and directly from consumers. There can be no assurance that the supply of desirable used vehicles will be sufficient to meet our needs. A reduction in the availability of or access to sources of inventory could have a material adverse effect on our business, sales and results of operations.

Additionally, we evaluate tens of thousands of potential cars daily using a proprietary algorithm to predict mechanical soundness, consumer desirability and relative value as prospective inventory. If we fail to adjust appraisal offers to stay in line with broader market trade-in offer trends or fail to recognize those trends, it could adversely affect our ability to acquire inventory. Our ability to source vehicles through our appraisal process could also be affected by competition, both from new and used car dealers directly and through third-party websites driving appraisal traffic to those dealers. In addition, we remain dependent on third parties to sell us used vehicles, and there can be no assurance of an adequate supply of such vehicles on terms that are attractive to us.

Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have a material adverse effect on our business, sales and results of operations.

Our purchases of used vehicles are based in large part on projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of used-vehicle inventory. An over-supply of used vehicle inventory will generally cause downward pressure on our product sales prices and margins and increase our average days to sale.

Used-vehicle inventory has typically represented a significant portion of our total assets. Having such a large portion of our total assets in the form of used-vehicle inventory for an extended period of time subjects us to depreciation and other risks that affect our results of operations. Accordingly, if we have excess inventory or our average days to sale increases, we may be unable to liquidate such inventory at prices that allow us to meet margin targets or to recover our costs, which could have a material adverse effect on our results of operations.

Our ability to sell automotive finance receivables and generate gains on sales of these finance receivables may decline in the future; any material reduction could harm our business, results of operations and financial condition.

We provide financing to customers and typically sell the receivables related to the financing contract to third-party investors or, in limited instances, DriveTime. For example, we entered into agreements in November 2017 pursuant to which third-party purchasers increased their commitment, agreeing to purchase an additional aggregate $1.4 billion of automotive finance receivables we originate. We may exceed our capacity to sell automotive finance receivables under these agreements prior to the end of the fourth quarter of 2018. As we use the available capacity under each agreement, we plan to enter into new arrangements to sell additional vehicle finance receivables. If we reach our capacity under these or future arrangements, and we cannot replace them with new arrangements, we may be unable to generate adequate liquidity and our business, financial condition and results of operations may be adversely affected.

Additionally, there can be no assurance that our relationships with the investors who purchase these receivables will continue in the future, that such investors will renew our agreements with them when they expire, or that they will not terminate them due to a breach by us of our agreements with them or otherwise. If they cease to purchase these receivables, it would have a material adverse effect on our ability to continue originating finance receivables and adversely impact our operating results. Furthermore, we would be subject to the risk that some of these receivables are not paid when due and we are forced to incur unexpected asset write-offs and bad-debt expense.

We depend on the sale of automotive finance receivables for a substantial portion of our gross profit.

In connection with the sale of used cars, many of our customers use our financing services to finance a portion of the purchase price of their vehicle. The prices we are able to charge for finance receivables that we sell are based on a variety of factors, including the terms and credit risk associated with the automotive finance receivables, the relationship between the interest rates we quoted the customer at the time they priced their financing and market interest rates at the time we sell the finance receivables, the historical credit performance of the finance receivables we sell, investor demand and other factors. If these variables or others were to change, we might be required to reduce our sale prices on finance receivables, sell fewer of them, or both, which could reduce our gains on sales of finance receivables. Any material reduction in our interest rate spread or gains on sale of finance receivables could have a material adverse effect on our business, results of operations and financial condition. Furthermore, customers may elect to finance their car purchases through other parties who may be able to offer more attractive terms, in which case we would lose a source of a significant portion of our historical gross profit.

Our ability to resell automotive finance receivables is dependent on our ability to originate desirable finance receivables. If customers or third parties provide us incorrect or fraudulent data, we may offer credit terms that do not align with customers’ credit profiles, and our operating results may be harmed.

We offer financing to our customers to facilitate their purchases of used vehicles. The terms of the financing we offer are dependent in part on our assessment of such customers’ credit-worthiness, which is based on data gathered from customers and third parties. If the information we rely on is inaccurate or fraudulent, we may offer inappropriate terms to our customers, resulting in originating receivables that we are unable to collect or sell because they are based on inaccurate credit profiles. Originating a material amount of receivables with inaccurate or fraudulent credit profiles could have a material adverse effect on our business, results of operations and financial condition.

The success of our business relies heavily on our marketing and branding efforts, and these efforts may not be successful.

We believe that an important component of our growth will be the growth of visitors to our website. Because we are a consumer brand, we rely heavily on marketing and advertising to increase brand visibility with potential customers. We currently advertise through a blend of brand and direct advertising channels with the goal of increasing the strength, recognition and trust in the Carvana brand and driving more unique visitors to our website. We recorded expenses of approximately $10.8 million, $27.0 million and $55.7 million on advertising in the years ended December 31, 2015, December 31, 2016 and December 31, 2017, respectively.

Our business model relies on our ability to scale rapidly and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in customer traffic and in the number of transactions by users of our platform, if our advertising partners refuse to customize their products and services to accommodate our business model, if our advertising partners refuse to work with us at competitive rates or at all, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations and financial condition.

We rely on Internet search engines, vehicle listings sites and social networking sites to help drive traffic to our website, and if we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic would decline and our business would be adversely affected.

We depend in part on Internet search engines, such as Google, Bing and Yahoo!, vehicle listings sites and social networking sites such as Facebook to drive traffic to our website. Our ability to maintain and increase the number of visitors directed to our website is not entirely within our control. Our competitors may increase their search engine optimization efforts and outbid us for placement on various vehicle listings sites or search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, if vehicle listings sites refuse to display any or all of our inventory in certain geographic markets, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Internet search engine providers could provide automotive dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website through Internet search engines, vehicle listings sites, or social networking sites could harm our business and operating results.

We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with these laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

We are subject to a wide range of federal, state and local laws and regulations. Our sale and purchase of used vehicles and related activities, including the sale of complementary products and services, are subject to state and local licensing requirements, federal and state laws regulating advertising of vehicles and related products and services, state laws related to title and registration and state laws regulating the sale of vehicles and related products and services. The applicability of these regulatory and legal compliance obligations is dependent on the evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them. The financing we offer to customers is subject to federal and state laws regulating the provision of consumer finance. Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety. In addition to these laws and regulations that apply specifically to our business, we are also subject to laws and regulations affecting public companies, including securities laws and NYSE listing rules. The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and have a material adverse effect on our business, sales and results of operations. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.

Our logistics operations, which we depend on to transport vehicles from auctions to our IRCs, then to our logistics hubs, and finally to our vending machines, fulfillment centers or directly to customers, are subject to the regulatory jurisdiction of the DOT and individual states through which our vehicles travel, which have broad administrative powers with respect to our logistics operations. Vehicle dimensions, driver alcohol and drug testing and driver hours of service are also subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, methods of measurement, driver qualifications or driver hours of service would increase our costs, and if we are unable to pass these cost increases on to our customers, our operating expenses may increase and adversely affect our financial condition, operating results and cash flows. If we fail to comply with the DOT regulations or regulations become more stringent, we could be subject to increased inspections, audits or compliance burdens. Regulatory authorities could take remedial action including imposing fines or shutting down our operations. If any of these events occur, our financial condition, operating results and cash flows would be adversely affected.

Our sale of used vehicles, related products and services and finance receivables is subject to the state and local licensing requirements of the jurisdictions in which we operate. Regulators of jurisdictions where our customers reside but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations. Despite our belief that we are not subject to the licensing requirements of those jurisdictions, regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change.

Changes in the laws and regulations to which our business and industry is subject could have a material adverse effect on our business, sales, results of operations and financial condition.

Recent federal legislative and regulatory initiatives and reforms may result in an increase in expenses or a decrease in revenues, which could have a material adverse effect on our results of operations. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) regulates, among other things, the provision of consumer financing. The Dodd-Frank Act established a new consumer financial protection agency, the CFPB, with broad regulatory powers. The CFPB is responsible for administering and enforcing laws and regulations related to consumer financial products and services. The evolving regulatory environment in the wake of the 2016 Presidential election, the Dodd-Frank Act and the creation of the CFPB may increase the cost of regulatory compliance or result in changes to business practices that could have a material adverse effect on our results of operations.

The Patient Protection and Affordable Care Act of 2010, as it is phased in over time, significantly affects the provision of health care services and will increase the costs we incur to provide our employees with health coverage. Current federal labor policy could lead to increased unionization efforts, which could increase labor costs, disrupt facility operations, and have a material adverse effect on our business, sales and results of operations.

The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, decreased revenues and increased expenses.

If we fail to comply with the Telephone Consumer Protection Act, we may face significant damages, which could harm our business, financial condition, results of operations and cash flows.

We utilize telephone calls and text messaging as a means of responding to and marketing to customers interested in purchasing, trading in, selling and/or financing vehicles and related products and services. We generate leads from our website by prompting potential customers to provide their phone numbers so that we can contact them in response to their interest in financing terms, trading in a vehicle or purchasing a specific vehicle. We also pay third parties for leads. A portion of our revenue comes from purchases, sales, and financing that involves a call or text made by our internal call centers or third-party vendors we engage to reach out to these potential customers.

The Telephone Consumer Protection Act (the “TCPA”), as interpreted and implemented by the FCC and U.S. courts imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including class actions. Statutory penalties for TCPA violations range from $500 to $1,500 per violation, which has been interpreted to mean per phone call.

While we have implemented processes and procedures to comply with the TCPA, if we or the third parties on which we rely for data fail to adhere to or successfully implement appropriate processes and procedures in response to existing or future regulations, it could result in legal and monetary liability, fines, penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, any changes to the TCPA, its interpretation, or enforcement of it by the government or private parties that further restrict the way we contact and communicate with our potential customers or generate leads could adversely affect our ability to attract customers and could harm our business, financial condition, results of operations and cash flows.

Government regulation of the Internet and eCommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and eCommerce. Existing and future regulations and laws could impede the growth of the Internet, eCommerce or mobile commerce. These regulations and laws may involve taxes, privacy, data security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, unencumbered Internet access to our services and the design and operation of websites. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or eCommerce. Unfavorable regulations and laws could diminish the demand for used cars and complementary products and services and increase our cost of doing business.
Our ability to grow our complementary product and service offerings may be limited, which could negatively impact our growth rate, revenues and financial performance.

If we introduce new or expand existing offerings for our platform, such as services or products involving new cars, vehicle trade-ins, financing, insurance, deficiency waivers, customized accessories, leasing or maintenance, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish new service or product offerings, we expect to incur significant expenses and face various other challenges, such as expanding our customer advocate and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these complementary products and services to consumers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams. Any of these risks, if realized, could adversely affect our business and results of operations.

If we do not adequately address our customers’ shift to mobile device technology, operating results could be harmed and our growth could be negatively affected.

Our future success depends in part on our ability to provide adequate functionality for visitors who use mobile devices to shop for used cars and the number of transactions with us that are completed by those users. In the year ended December 31, 2015, approximately 52.2% of unique visitors to our website were attributable to mobile devices; in the year ended December 31, 2016, this figure grew to approximately 54.1%, and in the year ended December 31, 2017, this figure grew to approximately 59.0%. The shift to mobile technology by our users may harm our business in the following ways:

•customers visiting our website from a mobile device may not accept mobile technology as a viable long-term platform to buy or sell a vehicle. This may occur for a number of reasons, including our ability to provide the same level of website functionality to a mobile device that we provide on a desktop computer, the actual or perceived lack of security of information on a mobile device and possible disruptions of service or connectivity;

•we may not continue to innovate and introduce enhanced products that can be suitably conveyed on mobile platforms;

•consumers using mobile devices may believe that our competitors offer superior products and features based in part on our inability to provide sufficient website functionality to convince a mobile device user to transact with us; or

•regulations related to consumer finance disclosures, including the Truth in Lending Act and the Fair Credit Reporting Act, may be interpreted, in the context of mobile devices, in a manner which could expose us to legal liability in the event we are found to have violated applicable laws.

If we do not develop suitable functionality for users who visit our website using a mobile device, our business and operating results could be harmed.

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for used vehicles and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of new vehicle sales in the United States decreased from approximately 16.4 million in 2007 to approximately 10.6 million in 2009, according to the Bureau of Economic Analysis. Purchases of new and used vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including rising interest rates, the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased regulation and increased unemployment. Increased environmental regulation has made, and may in the future make, used cars more expensive and less desirable for consumers. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including urbanization, global supply chain challenges and other macroeconomic issues. For example, car rideshare services, such as Uber and Lyft, are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used cars we sell, particularly as urbanization increases. Additionally, new technologies such as autonomous driving software have the potential to change the dynamics of car ownership in the future. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

The current geographic concentration where we provide services creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may materially adversely affect our financial condition and results of operations.

As of the date of this report, we currently conduct business through four IRCs located in Winder, Georgia, Blue Mound, Texas, Tolleson, Arizona and Delanco, New Jersey, managing fulfillment to 54 metropolitan areas across the Southeast, South Central, Midwest, Southwest, Mid-Atlantic and Northeast regions. We hold the significant majority of our inventory at these four locations. Our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. In addition, any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory, and delays in the delivery of vehicles to our logistics hubs, fulfillment centers, vending machines or to our customers.

Any of these factors may disrupt our businesses and materially adversely affect our financial condition and result of operations. Furthermore, there can be no assurance that we will be able to successfully replicate our business model and achieve levels of success as we enter new markets.

We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, operating results and financial condition may be harmed.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, build and maintain our inventory of quality used vehicles, develop new products or services (including vehicle financing services) or further improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.

We rely on agreements with third parties to finance our vehicle inventory purchases. If we fail to maintain adequate relationships with third parties to finance our vehicle inventory purchases, we may be unable to maintain sufficient inventory, which would adversely affect our business and results of operations.

We rely on agreements with third-party lenders to finance our vehicle inventory purchases. If we are unable to extend the agreements on favorable terms or at all, or if the agreements expire and are not renewed, our inventory supply may decline, resulting in fewer vehicles available for sale on our website. For example, our agreement with Ally matures in December 2018 and may be extended for an additional 364-day period at Ally’s sole discretion. If we are unable to renew the facility with Ally or find a satisfactory replacement, whether because of our financial and operating performance or for other reasons, our ability to acquire inventory would be adversely affected. New funding arrangements may be at higher interest rates or other less favorable terms. These financing risks, in addition to rising interest rates and changes in market conditions, if realized could negatively impact our results of operations and financial condition.

We make certain representations concerning the automotive finance receivables we sell. If those representations are not correct, we could be required to repurchase the receivables. Any significant required repurchases could have an adverse effect upon our ability to operate and fund our business.

We generally seek to sell automotive finance receivables to third parties. If these receivables do not meet the specified representations, we have in the past been, and may in the future be, forced to repurchase these receivables. If we sell a significant amount of receivables that do not meet the predetermined representations, we may be required to use cash on hand or to obtain alternative financing in order to repurchase them. Any significant repurchases could have a material adverse effect on our business, results of operations and financial condition.

We rely on our proprietary credit scoring model to forecast automotive finance receivable loss rates. If we are unable to effectively forecast loss rates, it may negatively impact our operating results.

We rely on our internally developed models to forecast loss rates of the automotive finance receivables we originate. If we rely on a model that fails to effectively forecast loss rates on receivables we originate, those receivables may suffer higher losses than expected. We generally seek to sell these receivables to third parties. If the receivables we sell to third parties experience higher loss rates than forecasted, we may obtain less favorable pricing on the receivables we sell to those parties in the future and suffer reputational harm in the marketplace for the receivables we sell and our business, results of operations and financial condition may be adversely affected. We hold receivables we originate on our balance sheet until we sell them to third parties, and to the extent those receivables fail to perform during our holding period, they may become ineligible for sale. As a result, our business, results of operations and financial condition may be adversely affected.

We rely on internal and external logistics to transport our vehicle inventory throughout our markets and the United States. Thus, we are subject to business risks and costs associated with the transportation industry. Many of these risks and costs are out of our control, and any of them could have a material adverse effect on our business, financial condition and results of operations.

We rely on a combination of internal and external logistics to transport vehicles from auctions to our IRCs, then to our logistics hubs, and finally to our vending machines, fulfillment centers or directly to customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, gasoline prices, recalls affecting our vehicle fleet, local and federal regulations, vehicular crashes, insufficient internal capacity, rising prices of external transportation vendors, fuel prices, taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, disruption of our technology systems, and increasing equipment and operational costs. Our failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and distribution, which may adversely affect our operating results and financial condition.

We face a variety of risks associated with the construction, financing and operation of our vending machines, fulfillment centers and inspection and reconditioning centers, any of which could adversely affect our financial condition and results of operations.

We are required to obtain approvals, permits and licenses from state regulators and local municipalities to construct and operate our vending machines, fulfillment centers and IRCs. We may face delays in obtaining the requisite approvals, permits, financing, and licenses to construct and operate our vending machines and fulfillment centers or we may not be able to obtain them at all. If we encounter delays in obtaining or cannot obtain the requisite approvals, permits, financing, and licenses to construct and operate our vending machines, fulfillment centers and IRCs in desirable locations, our financial condition and results of operations may be adversely affected.

We lease and finance certain real estate on which we construct and operate some of our vending machines. Some landlords will have concerns leasing and some lenders will have concerns financing to a tenant with such a unique use due to potential difficulties finding a replacement tenant. Consequently, some landlords or lenders may offer unfavorable leasing or financing terms or may not be willing to lease or finance the sites we pursue. Similarly, sites we wish to purchase for the construction or operation of our vending machines may have similar constraints. If we are required to enter into inflexible or expensive leases, financing, or purchase agreements to construct and operate our vending machines our financial condition and results of operations may be adversely affected.

We depend on one supplier to construct portions of our vending machines and to provide technical support and maintenance on our vending machines. If we are unable to maintain our relationship with our supplier, our supplier ceases to produce the vending machines, or our supplier is unable to effectively deliver our vending machine orders on timelines and at the price we have negotiated, and we are unable to contract with an alternative supplier, we may not be able to construct new vending machines or continue to operate existing vending machines and our financial condition and operating results may be adversely affected. Additionally, the durability of our vending machines is unknown and we may be required to incur significant maintenance and other expenses to keep them operating properly. If we are required to incur significant expenses to maintain our vending machines our financial condition and operating results may be adversely affected.

We also rely on third-party vendors and suppliers to construct and operate portions of our IRCs. If we are unable to maintain our relationship with our third-party vendors and suppliers, such vendors and suppliers cease to provide the services we need, or such vendors and suppliers are unable to effectively deliver our services on timelines and at the price we have negotiated, and we are unable to contract with alternative vendors and suppliers, our ability to construct new IRCs or continue to operate existing IRCs and our financial condition and operating results may be adversely affected.

We may rely on agreements with third parties to finance certain vending machines and inspection and reconditioning centers. If we fail to create or maintain adequate relationships with third parties to finance such assets, we may be unable to construct and operate additional vending machines and inspection and reconditioning centers in the future, which would adversely affect our business and results of operations.

We currently rely on agreements with third parties to finance certain vending machines, and may in the future rely on agreements with third parties to finance other real estate capital expenditures, including additional vending machines and inspection and reconditioning centers. If we are unable to enter into new financing agreements for such assets on favorable terms or at all, whether because of our financial and operating performance or for other reasons, our ability to construct and operate new real estate capital expenditures would be adversely affected. New funding arrangements may be at higher interest rates than historical real estate financing or other less favorable terms. These financing risks, in addition to rising interest rates and changes in market conditions, if realized could negatively impact our results of operations and financial condition.

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect such information and data could damage our reputation and brand and harm our business and operating results.

We collect, process, store, share, disclose and use personal information and other data provided by consumers. We rely on encryption and authentication technology licensed from third parties to securely transmit such information. We expend significant resources to protect against security breaches and may need to expend more resources in the event we need to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by consumers and vendors could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could adversely affect our business and operating results.

Additionally, concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy related matters, even if unfounded, could harm our business and operating results.

There are numerous federal, state and local laws regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, inconsistent between jurisdictions or conflicting with other rules. We are also subject to specific contractual requirements contained in third-party agreements governing our use and protection of personal information and other data. We generally comply with industry standards and are subject to the terms of our privacy policies and the privacy- and security-related obligations to third parties. We strive to comply with applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. New regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other customer data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause consumers, vendors and receivable purchasers to lose trust in us, which could have an adverse effect on our business. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumers’, vendors’ or receivables-purchasers’ information at risk and could in turn harm our reputation, business and operating results.

A significant disruption in service on our website could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results and financial condition.

Our brand, reputation and ability to attract customers depend on the reliable performance of our website and the supporting systems, technology and infrastructure. We may experience significant interruptions to our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, computer viruses, or physical or electronic break-ins, could affect the availability of our inventory on our website and prevent or inhibit the ability of customers to access our website. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.

Substantially all of the communications, network and computer hardware used to operate our website are located at co-location facilities. Although we have multiple locations, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could damage our systems and hardware or could cause them to fail.

Problems faced by our third-party web-hosting providers could adversely affect the experience of our customers. For example, our third-party web-hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web-hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our network operations could interrupt our customers’ access to our inventory and our access to data that drives our inventory purchase operations as well as cause delays and additional expense in arranging access to new facilities and services, any of which could harm our reputation, business, operating results and financial condition.

Failure to adequately protect our intellectual property, technology and confidential information could harm our business and operating results.

Our business depends on our intellectual property, technology and confidential information, the protection of which is crucial to the success of our business. For example, we have developed proprietary algorithms to price the vehicles we purchase and sell and the financing we offer customers. We rely on a combination of patent, trademark, trade secret, copyright law and contractual restrictions to protect these algorithms and our other intellectual property, technology and confidential information. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring certain of our employees and consultants to enter into confidentiality and assignment of inventions agreements and certain third parties to enter into nondisclosure agreements. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by the employees and consultants. In addition, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology.

We currently hold rights to the “carvana.com” Internet domain name and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name Carvana or are otherwise important for our business.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employees or claims asserting ownership of what we regard as our own intellectual property.

Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property may not be self-executing or the assignment agreement may be breached, and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property.

We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

We may from time to time face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors or non-practicing entities. We may be unaware of others’ intellectual property rights that they claim cover some or all of our technology or services. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering some features, purchase licenses, modify our products and features while we develop non-infringing substitutes, or pay significant settlement costs or compensation for damages.

Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to litigate or resolve them could harm our business, our operating results and our reputation.

Our platform utilizes open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

In addition, we use open source software in our platform and expect to use open source software in the future. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, to re-engineer all or a portion of our technologies or otherwise to be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business and operating results.

Our business is sensitive to conditions affecting automotive manufacturers, including manufacturer recalls.

Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our sales and results of operations and could impact the supply of vehicles. In addition, manufacturer recalls are a common occurrence that have accelerated in frequency and scope in recent years. Recalls and the increased regulatory scrutiny surrounding selling used vehicles with open safety recalls could adversely affect used vehicle sales or valuations, could cause us to temporarily remove vehicles from inventory, could cause us to sell affected vehicles at a loss, could force us to incur increased costs and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party technology to complete critical business functions. If that technology fails to adequately serve our needs and we cannot find alternatives, it may negatively impact our operating results.

We rely on third-party technology for certain of our critical business functions, including customer identity verification for financing, transportation fleet telemetry, network infrastructure for hosting the website and inventory data, software libraries, development environments and tools, services to allow customers to digitally sign contracts, customer service call center management software, automation controls and software for our vending machines. If these technologies fail or we cannot maintain our relationships with the technology providers and we cannot find suitable alternatives, our financial condition and operation results may be adversely affected.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our key employees or senior management, including our Chief Executive Officer, Ernie Garcia, III, or our

Chief Financial Officer, Mark Jenkins, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

The obligations associated with being a public company require significant resources and management attention, and we have and will continue to incur increased costs as a result of becoming a public company.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. We have incurred and expect to continue to incur significant costs related to operating as a public company. After the completion of our IPO, we became subject to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board (“PCAOB”) and the listing requirements of the NYSE, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among other things:

•prepare, file and distribute annual, quarterly and current reports with respect to our business and financial condition;

•prepare, file and distribute proxy statements and other stockholder communications;

•expand the roles and duties of our Board and committees thereof and management;

•hire additional financial and accounting personnel and other experienced accounting and finance staff with the expertise to address complex accounting matters applicable to public companies;

•institute more comprehensive financial reporting and disclosure compliance procedures;

•involve and retain to a greater degree outside counsel and accountants to assist us with the activities listed above;

•enhance our investor relations function;

•establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;

•comply with the NYSE listing standards; and

•comply with the Sarbanes-Oxley Act.

These rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, have and will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements has and will continue to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the automotive industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•coordination of technology, research and development and sales and marketing functions;

•transition of the acquired company’s users to our website and mobile applications;

•retention of employees from the acquired company;

•cultural challenges associated with integrating employees from the acquired company into our organization;

•integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•the need to implement or improve controls, policies and procedures at a business that, prior to the acquisition, may have lacked effective controls, policies and procedures;

•potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect our operating results;

•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders, or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and otherwise harm our business. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize. Any of these risks, if realized, could materially and adversely affect our business and results of operations.

DDFS Partnership LP may exercise influence over us.

The terms of the Class A Convertible Preferred Stock grant DDFS Partnership LP (“DDFS”) approval rights, through its ownership of the Class A Convertible Preferred Stock, with respect to our ability to issue pari passu or senior equity securities.

Additionally, in the event that dividends payable on the Class A Convertible Preferred Stock are in arrears for six or more quarterly periods, the terms of the Class A Convertible Preferred Stock grant holders of the Class A Convertible Preferred Stock the right to designate two directors to serve on our Board, which directors are elected by a separate class vote of the holders of Class A Convertible Preferred Stock.

Any directors designated by DDFS would also be entitled to serve on committees of our Board, subject to applicable law and stock exchange rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of any directors designated by DDFS may differ from the interests of our security holders as a whole or of our other directors.

We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, results of operations and financial condition.

We are subject to various litigation matters from time to time, which could have a material adverse effect on our business, results of operations and financial condition. Legal claims could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, employee benefit laws, and tort laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business.

Errors in our retail installment contracts with our customers may render them unenforceable or ineligible for sale. If we have already sold retail installment contracts with errors in them, we may be required to repurchase them.

We enter into purchase agreements, buyer’s orders, retail installment contracts and other contracts with our customers that are generated automatically based upon information the customer enters into our website. The contracts are intended to comply with the applicable consumer lending and other commercial and legal requirements of the relevant jurisdiction in which the sale is made. We face the risk, however, that the auto-generated forms may inadvertently contain errors, omissions or otherwise fail to comply with applicable regulations in a manner that would render such contracts unenforceable. For example, most jurisdictions impose a maximum interest rate cap that we can charge our customers. If we inadvertently or otherwise exceed the relevant cap, our retail installment contracts in such jurisdiction may be unenforceable, and in some instances, we may be required to pay damages or repay any financing charges previously collected. If a significant number of our retail installment contracts are rendered unenforceable, our financial condition and results of operations may be adversely affected.

The third parties who agree to buy our retail installment contracts require that we make certain representations about the enforceability or validity of those contracts. If the retail installment contracts we enter into with our customers and sell to third parties contain errors, we may be required to repurchase those contracts, which would materially and adversely affect our revenue from those contracts and may jeopardize our ability to sell contracts to those third parties in the future.

We may not be able to extend the durations of our sale-leaseback arrangements on similar terms or at all. If we are unable to extend the duration of a sale-leaseback arrangement on acceptable terms, we may be required to vacate properties that are subject to the sale-leaseback arrangement or, in certain instances, we may alternatively be required to purchase the facilities from the lessor.

On November 3, 2017, we entered into a Master Sale-Leaseback Agreement pursuant to which we may sell and lease back up to $75.0 million of our real property interests, including costs for construction improvements. At any time, we may elect to, and beginning November 2, 2019, the purchaser has the right to demand that, we repurchase one or more sold real property interests for an amount equal to the repurchase price provided in the applicable lease and any amounts due and owing under such lease.

We may not be able to extend the November 2, 2019 date in our Master Sale-Leaseback Agreement on similar terms or at all, and we may have insufficient funds or be unable to obtain financing to repurchase the properties pursuant to the terms of the agreement in the event the purchaser demands that we repurchase sold properties. If we are unable to extend the November 2, 2019 date in our Master Sale-Leaseback Agreement on acceptable terms or repurchase the properties subject to the agreement upon the purchaser’s demand, we may be required to vacate such properties. The cost of vacating or repurchasing our real property subject to the agreement may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Organizational Structure

Our principal asset is our indirect interest in Carvana Group, and, accordingly, we depend on distributions from Carvana Group to pay our taxes and expenses, including payments under the Tax Receivable Agreement and dividends on our Class A Convertible Preferred Stock. Carvana Group’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our indirect ownership of LLC Units of Carvana Group. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, depends on the financial results and cash flows of Carvana Group and its subsidiaries and distributions we receive from Carvana Group. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions.

Carvana Group is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income of Carvana Group is allocated to the LLC Unitholders, including Carvana Sub, our wholly owned subsidiary. Accordingly, we incur income taxes on our allocable share of any net taxable income of Carvana Group. Under the terms of the LLC Operating Agreement, Carvana Group is obligated to make tax distributions to LLC Unitholders, including us. We also accrue dividends under our Class A Convertible Preferred Stock. In addition to tax and dividend payments, we also incur expenses related to our operations, including payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. We intend to cause Carvana Group to make cash distributions to the owners of LLC Units in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them, (2) fund all interest accruing on the Class A Convertible Preferred Stock and (3) cover our operating expenses, including payments under the Tax Receivable Agreement.

However, Carvana Group’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Carvana Group is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Carvana Group insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds. If we are unable to declare and pay the required dividends under the Class A Convertible Preferred Stock for six or more quarterly periods, the holders of the Class A Convertible Preferred Stock will have certain representation rights on our board. In addition, if Carvana Group does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See Item 1A “— Risks Related to Ownership of Our Class A Common Stock.”

Conflicts of interest could arise between our stockholders and the LLC Unitholders, which may impede business decisions that could benefit our stockholders.

Holders of LLC Units have the right to consent to certain amendments to the operating agreement of the LLC, as well as to certain other matters, including the revaluation of partnership interests in Carvana Group. Holders of these voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Circumstances may arise in the future when the interests of the LLC Unitholders conflict with the interests of our stockholders. As we control the LLC, we have certain obligations to the LLC Unitholders that may conflict with fiduciary duties our officers and directors owe to our stockholders. These conflicts may result in decisions that are not in the best interests of stockholders.

We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, we qualify for, but do not currently intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Garcia Parties continue to control a majority of the combined voting power of Carvana Co. As a result, we continue to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and need not comply with certain requirements, including the requirement that a majority of the Board consist of independent directors and the requirements that our compensation and nominating and governance committees be composed entirely of independent directors. We do not intend to utilize these exemptions; however, for so long as we qualify as a “controlled company,” we will maintain the option to utilize some or all of these exemptions. If we utilize these exemptions, we may not have a majority of independent directors and our compensation and nominating and governance committees may not consist entirely of independent directors, and such committees will not be subject to annual performance evaluations. Accordingly, in the event we rely on these exemptions in the future, you would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

The Tax Receivable Agreement with the LLC Unitholders requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

In connection with the consummation of our IPO, we entered into a Tax Receivable Agreement with the LLC Unitholders. Pursuant to the Tax Receivable Agreement, we will be required to make cash payments to such LLC Unitholders equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (1) the increase in our wholly owned subsidiary’s proportionate share of the existing tax basis of the assets of the LLC and an adjustment in the tax basis of the assets of the LLC reflected in that proportionate share as a result of any future exchanges of LLC Units held by the LLC Unitholders for shares of our Class A common stock or cash, and (2) certain other tax benefits related to payments we make under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to the LLC Unitholders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the LLC Unitholders maintaining a continued ownership interest in the LLC.

The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges by the LLC Unitholders, the amount of gain recognized by such LLC Unitholders, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable.

The amounts that we may be required to pay to the LLC Unitholders under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.

The Tax Receivable Agreement provides that if (1) certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, (2) we breach any of our material obligations under the Tax Receivable Agreement or (3) we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in that circumstance is based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

As a result of a change in control or our election to terminate the Tax Receivable Agreement early, (1) we could be required to make cash payments to the LLC Unitholders that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and (2) we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the LLC Unitholders that will not benefit Class A common stockholders to the same extent as they will benefit the LLC Unitholders.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the LLC Unitholders that will not benefit the holders of our Class A common stock to the same extent. We entered into a Tax Receivable Agreement with the LLC Unitholders, which will provide for the payment by us to the LLC Unitholders of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) the increase in our wholly owned subsidiary’s proportionate share of the existing tax basis of the assets of the LLC and an adjustment in the tax basis of the assets of the LLC reflected in that proportionate share as a result of any future exchanges of LLC Units held by an LLC Unitholder for shares of our Class A common stock or cash and (2) certain other tax benefits related to our making payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

We will not be reimbursed for any payments made to the LLC Unitholders under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

We will not be reimbursed for any cash payments previously made to the LLC Unitholders pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to an LLC Unitholder will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there may not be future cash payments to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will agree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

We may not be able to realize all or a portion of the tax benefits that are currently expected to result from future exchanges of LLC Units for our Class A common stock, the utilization of certain tax attributes previously held by Carvana Group and from payments made under the Tax Receivable Agreement.

Our ability to realize the tax benefits that we currently expect to be available as a result of the increases in tax basis created by any future exchanges of LLC Units (together with shares of our Class B common stock in the case of Class A Units) for our Class A common stock, the payments made pursuant to the Tax Receivable Agreement, the pre-IPO net operating losses of Carvana Group and the interest deductions imputed under the Tax Receivable Agreement all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no changes in applicable law or regulations. For example, the reduction in corporate tax rates that was passed in 2017 reduced the expected value of the pre-IPO net operating losses of Carvana Group. If our actual taxable income were insufficient or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

In certain circumstances, Carvana Group will be required to make distributions to us and the LLC Unitholders and the distributions may be substantial.

Carvana Group is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to its members, including us. We intend to cause Carvana Group to make tax distributions quarterly to the holders of Class A Units (including us) on a pro rata basis based on Carvana Group’s net taxable income and to the holders of Class B Units based on such holder’s allocable share of Carvana Group’s net taxable income (rather than on a pro rata basis). Funds used by Carvana Group to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, these tax distributions may be substantial, and will likely exceed (as a percentage of Carvana Group’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result of the potential differences in the amount of net taxable income allocable to us and the LLC Unitholders, particularly in light of the reduction in corporate tax rates passed in 2017, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. To the extent we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Carvana Group, the LLC Unitholders would benefit from any value attributable to such accumulated cash balances as a result of its ownership of Class A common stock following an exchange of its LLC Units (including any exchange upon an acquisition of us).

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;

•expected timing and amount of the release of any tax valuation allowances;

•expiration of or detrimental changes in research and development tax credit laws; or

•changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if it (1) is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole managing-member of Carvana Sub, we control and manage Carvana Sub, which, by virtue of being the sole managing-member of Carvana Group, in turn, controls and manages Carvana Group. On that basis, we believe that neither our interest in Carvana Sub nor Carvana Sub’s interest in Carvana Group are “investment securities” under the 1940 Act. Therefore, we have less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) in “investment securities.” However, if we were to lose the right to manage and control Carvana Sub or if Carvana Sub were to lose the right to manage and control Carvana Group, interests in Carvana Group or Carvana Sub could be deemed to be “investment securities” under the 1940 Act.

We intend to conduct our operations so that we will not be deemed to be an investment company. However, if we were deemed to be an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Liquidity

Our substantial indebtedness could adversely affect our financial flexibility and our competitive position and prevent us from fulfilling our obligations under our credit agreement.

As of December 31, 2017, we had, on a consolidated basis, $248.8 million aggregate principal amount of outstanding indebtedness represented by our vehicle inventory financing and security agreement dated as of July 27, 2015 (as amended, the “Floor Plan Facility”) between us and Ally Financial and $26.6 million aggregate principal amount outstanding indebtedness represented by our promissory note agreements as of various dates in 2016 and 2017 between us and third-party providers of equipment financing. Also, as of December 31, 2017, we had, on a consolidated basis, $27.3 million of other long-term debt related to our sale leaseback transactions. Our substantial indebtedness could have significant effects on our business. For example, it could:

•make it more difficult for us to satisfy our obligations with respect to our current and future indebtedness, including our Floor Plan Facility;

•increase our vulnerability to adverse changes in prevailing economic, industry and competitive conditions;

•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, the execution of our business strategy and other general corporate purposes;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•increase our cost of borrowing;

•restrict us from exploiting business opportunities;

•place us at a disadvantage compared to our competitors that have fewer debt obligations; and

•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other general corporate purposes.

We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.

Holders of our Class A Convertible Preferred Stock have rights, preferences and privileges that are not held by, and are preferential to, the rights of our Class A common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of such holders differing from those of our Class A common stockholders.

Holders of Class A Convertible Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of (a) 100% of the liquidation preference thereof plus all accrued dividends or (b) the amount that such holders would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of Class A Convertible Preferred Stock had been converted into Class A common stock immediately prior to such liquidation, dissolution or winding up.

In addition, dividends on the Class A Convertible Preferred Stock accrue and are cumulative at the rate of 5.50% per annum, payable in cash quarterly in arrears. These dividend obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Class A Convertible Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between holders of the Class A Convertible Preferred Stock and holders of our Class A common stock.

Despite current indebtedness levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.

We may incur significant additional indebtedness in the future. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. If new debt is added to our currently anticipated indebtedness levels, the related risks that we face could intensify.

We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. Additionally, some of our debt accrues interest at a variable rate that is based on LIBOR or other market rates; if those market rates rise, so too will the amount we need to pay to satisfy our debt obligations. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which would also adversely affect our ability to incur additional indebtedness.

We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful, and we may be unable to meet our scheduled debt service obligations.

In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay our indebtedness. If any of these risks are realized, our business and financial condition would be adversely affected.

Risks Related to Ownership of our Class A Common Stock

The Garcia Parties control us and their interests may conflict with ours or yours in the future.

The Garcia Parties together hold approximately 97% of the voting power of our outstanding capital stock through their beneficial ownership of our Class B common stock as of December 31, 2017. The Garcia Parties are entitled to ten votes per share of Class B common stock they beneficially own, for so long as the Garcia Parties maintain, in the aggregate, direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A Units were exchanged for Class A common stock). Our Class A common stock has one vote per share. So long as the Garcia Parties continue to beneficially own a sufficient number of shares of Class B common stock, even if they beneficially own significantly less than 50% of the shares of our outstanding capital stock, the Garcia Parties will continue to be able to effectively control our decisions. For example, if the Garcia Parties hold Class B common stock amounting to 25% of our outstanding capital stock, they would collectively control 77% of the voting power of our capital stock.

As a result, the Garcia Parties have the ability to elect all of the members of our Board and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions. The interests of the Garcia Parties may not in all cases be aligned with your interests.

In addition, the Garcia Parties can determine the outcome of all matters requiring stockholder approval, cause or prevent a change of control of our company or a change in the composition of our Board, and preclude any acquisition of our company. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

In addition, the Garcia Parties may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you. For example, the Garcia Parties could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. The Garcia Parties may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One of the Garcia Parties, Ernest Garcia, II, is the chairman of the board of directors and controlling shareholder of DriveTime, which could compete more directly with us in the future. Furthermore, there can be no assurances that DriveTime will enter into any new agreements, arrangements, extensions or renewals of existing agreements or arrangements with us on the same or similar terms, or at all. Our amended and restated certificate of incorporation provides that none of the Garcia Parties or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Garcia Parties also may pursue acquisition opportunities that may otherwise be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

You may be diluted by future issuances of additional Class A common stock or LLC Units in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market or the expectations that such sales may occur could lower our stock price.

Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock or the consideration of and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. The LLC Operating Agreement also authorizes Carvana Group to issue additional LLC Units whether in connection with an acquisition or otherwise. The LLC Unitholders may, at any time following the expiration of the lock-up period under the lock-up agreements, require Carvana Group to redeem all or a portion of their LLC Units in exchange for, at our election, (1) a cash payment by Carvana Group or (2) newly issued shares of Class A common stock, in each case in accordance with the terms and conditions of the Exchange Agreement. The market price of shares of our Class A common stock could decline as a result of these exchanges or the perception that an exchange could occur. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

We have reserved 14.0 million shares of Class A common stock for issuance under our 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). As of December 31, 2017 we have granted 0.6 million restricted stock awards and units and options to purchase 0.8 million shares of Class A common stock to certain consultants, directors and employees. After considering the granted and forfeited awards, we have 12.7 million shares of Class A common stock available for future issuance under our 2017 Incentive Plan as of December 31, 2017. Any Class A common stock that we issue, including under our 2017 Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase Class A common stock.

A decline in the price of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of Class A common stock or other equity securities.

Pursuant to the LLC Operating Agreement, we may elect to issue shares of Class A common stock to fund a redemption of LLC Units for cash. Any sales in connection with exchange rights, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

We have entered into a Registration Rights Agreement with certain LLC Unitholders. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

Our Class A common stock price may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the price you paid for them.

Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for them. Many factors may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this ‘‘Risk Factors’’ section and this Annual Report on Form 10-K, as well as the following:

•our operating and financial performance and prospects;

•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•future announcements concerning our business or our competitors’ businesses;

•the public’s reaction to our press releases, other public announcements and filings with the SEC;

•the size of our public float;

•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•strategic actions by us or our competitors, such as acquisitions or restructurings;

•changes in laws or regulations which adversely affect our industry or us;

•changes in accounting standards, policies, guidance, interpretations or principles;

•changes in senior management or key personnel;

•issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

•adverse resolution of new or pending litigation against us; and

•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

As a result, volatility in the market price of our Class A common stock may prevent investors from being able to sell their Class A common stock at or above their purchase price or at all. These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

Substantial blocks of our total outstanding shares may be sold into the market. If there are substantial sales of shares of our Class A common stock, the price of our Class A common stock could decline.

The price of our Class A common stock could decline if there are substantial sales of our Class A common stock (including sales of Class A common stock issuable upon conversion of Class A Convertible Preferred Stock or exchange of LLC Units), particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our Class A common stock available for sale. As of December 31, 2017, we have 18.1 million shares of our Class A common stock outstanding. All of the shares of Class A common stock sold in our IPO are available for sale in the public market. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.

Our Class A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of our Class A common stock at an initial conversion rate of 50.78 shares of Class A common stock for each share of Class A Convertible Preferred Stock, which represents an initial conversion price of approximately $19.6945 per share of Class A common stock, subject to adjustment. As of December 31, 2017, these shares of Class A common stock issuable upon conversion of our Class A Convertible Preferred Stock represented approximately 22% of our outstanding Class A common stock, on an as-converted basis.

Certain of our LLC Unitholders have rights, subject to conditions, to require us to file registration statements covering Class A common stock issuable to them upon exchange of their LLC Units. Likewise, holders of Class A Convertible Preferred Stock have rights, subject to conditions, to require us to use commercially reasonable efforts to file a short-form registration statement covering Class A common stock issuable to them upon conversion of their Class A Convertible Preferred Stock. We would be required to include certain Class A common shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lockup agreements. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our Class A common stock available for public trading. We also intend to register shares of common stock that we have issued and may issue under our employee equity incentive plans. Once we register these shares, they will be able to be sold freely in the public market upon issuance, subject to existing market standoff or lock-up agreements.

The market price of the shares of our Class A common stock could decline as a result of the sale of a substantial number of our shares of Class A common stock in the public market or the perception in the market that the holders of a large number of such shares intend to sell their shares.

We do not intend to pay dividends on our Class A common stock for the foreseeable future.

We currently have no intention to pay dividends on our Class A common stock at any time in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. Certain of our debt instruments contain covenants that restrict the ability of our subsidiaries to pay dividends to us. In addition, despite our current indebtedness, we may still be able to incur additional debt in the future, and such indebtedness may restrict or prevent us from paying dividends on our Class A common stock.

Furthermore, our ability to declare and pay dividends may be limited by instruments governing future indebtedness we may incur.

Delaware law and certain provisions in our certificate of incorporation may prevent efforts by our stockholders to change the direction or management of our company.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and our amended and restated by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our Board, including, but not limited to, the following:

•the Garcia Parties are entitled to ten votes for each share of our Class B common stock they hold of record on all matters submitted to a vote of stockholders for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A Units were exchanged for Class A common stock);

•at such time as there are no outstanding shares of Class B common stock, only our Board may call special meetings of our stockholders;

•we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•we require advance notice and duration of ownership requirements for stockholder proposals.

Our amended and restated certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (the “DGCL”), and prevents us from engaging in a business combination with a person (excluding the Garcia Parties and their transferees) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our Class A common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or to initiate actions that are opposed by our then-current Board, a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our certificate of incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. The forum selection clause in our certificate may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.

Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to auditor attestation requirements and disclosure about our executive compensation, that apply to other public companies.

We are an ‘‘emerging growth company,’’ as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘‘emerging growth companies,’’ including, but not limited to, (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of shareholder approval of any golden parachute payments not previously approved. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our Class A common stock less attractive as a result of our taking advantage of these exemptions and as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We will remain an ‘‘emerging growth company’’ until the earliest of (a) December 31, 2022, (b) the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion, (c) the date that we become a ‘‘large accelerated filer’’ as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most-recently completed second fiscal quarter and (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to remediate material weaknesses in our internal control over financial reporting or otherwise establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require that, among other things, we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. Our management team, including our Chief Executive Officer and Chief Financial Officer, has limited experience managing a publicly traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies.

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the ‘Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which has required and will continue to require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be engaged to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an ‘‘emerging growth company,’’ as defined in the JOBS Act.

If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, when required, or if material weaknesses in our internal control over financial reporting is identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.

An active trading market for our Class A common stock may not be sustained.

Although our Class A common stock is currently listed on the NYSE, an active trading market for our Class A common stock may not be sustained. Accordingly, if an active trading market for our Class A common is not sustained, the liquidity of our Class A common stock, your ability to sell your shares of our Class A common stock when desired and the prices that you may obtain for your shares of Class A common stock will be adversely affected.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If we fail to meet the expectations of analysts for our operating results, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Corporate Offices. In September 2016, we entered into a lease agreement effective through February 2024 with the option to extend to February 2039 for approximately 134,000 square feet of office space for our corporate headquarters in Tempe, Arizona.

Other Facilities. The below chart summarizes our material facilities other than our corporate headquarters. We recondition, photograph and store inventory at our IRCs and provide customers with the option to pick up their purchased vehicles at certain facilities, including multi-story glass tower fulfillment centers that we refer to as vending machines. Each of the IRC facilities listed in the table below is leased. Each of the vending machines listed below, except for our San Antonio Vending Machine, is leased through an operating lease or a sale leaseback transaction accounted for as a finance transaction. Markets where we do not have an IRC or vending machine that can function as a logistics hub are not listed in the table below. Markets where the vending machine is under construction are not listed in the table below. In these markets we lease or sublease office and parking space to facilitate deliveries. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Markets.”

Operations	City
GA IRC	Winder, GA
NJ IRC	Delanco, NJ
TX IRC	Blue Mound, TX
AZ IRC	Tolleson, AZ
Jacksonville Vending Machine	Jacksonville, FL
Raleigh Vending Machine	Raleigh, NC
Austin Vending Machine	Austin, TX
Dallas Vending Machine	Frisco, TX
Houston Vending Machine	Houston, TX
Nashville Vending Machine	Nashville, TN
San Antonio Vending Machine	San Antonio, TX
Birmingham Fulfillment Center	Birmingham, AL
Atlanta Fulfillment Center	Atlanta, GA

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On April 28, 2017, our Class A common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "CVNA." Prior to that time, there was no public market for our Class A common stock. The following table sets forth the high and low closing sales prices of our Class A common stock during each quarter of 2017.

	High	Low
First Quarter 2017	N/A	N/A
Second Quarter 2017	$23.39	$8.72
Third Quarter 2017	$22.98	$14.21
Fourth Quarter 2017	$23.24	$12.50

Our Class B common stock is not listed nor traded on any stock exchange.

Holders of Record

We are authorized to issue up to 500,000,000 shares of Class A common stock, up to 125,000,000 shares of Class B common stock and up to 50,000,000 shares of preferred stock. As of March 2, 2018, there were 681 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in "street name" accounts through brokers, banks and other financial institutions. As of March 2, 2018, there were 8 shareholders of record of our Class B common stock.

Dividend Policy

We have not declared or paid any cash dividends on our Class A common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future. Holders of our Class B common stock are not entitled to receive dividends. Our Class A Convertible Preferred Stock accrues dividends at 5.50% per annum payable quarterly beginning on March 15, 2018.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the year ended December 31, 2017, except as otherwise previously reported.

During the year ended December 31, 2017, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged 3.3 million LLC Units and 2.6 million shares of Class B common stock for 2.6 million shares of Class A common stock. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Stock Performance Graph

The following graph compares the total shareholder return from April 28, 2017, the date on which our Class A common shares commenced trading on the NYSE, through December 31, 2017 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index ("S&P 500") and (iii) the Standard and Poor's 500 Retailing Index ("S&P 500 Retailing Index"), assuming an initial investment of $100 on April 28, 2017 including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the following selected financial data in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
	2017	2016	2015

	(in thousands, except per share and selected other data)
Consolidated Statements of Operations Data:
Used vehicle sales, net	$796,915	$341,989	$124,972
Wholesale vehicle sales	28,514	10,163	3,743
Other sales and revenues, including $8,947, $460 and $0, respectively, from related parties	33,441	12,996	1,677
Net sales and operating revenues	858,870	365,148	130,392
Cost of sales	790,779	345,951	129,046
Gross profit	68,091	19,197	1,346
Selling, general and administrative expenses	223,400	108,676	36,678
Interest expense, including $1,382, $0 and $0, respectively, to related parties	7,659	3,587	1,412
Other expense, net	1,348	46	36
Net loss before income taxes	(164,316)	(93,112)	(36,780)
Income tax provision	—	—	—
Net loss	(164,316)	(93,112)	(36,780)
Less: net loss attributable to non-controlling interests	(101,475)	—	—
Net loss attributable to Carvana Co.	$(62,841)	$(93,112)	$(36,780)

Net loss per share of Class A common stock, basic and diluted (1)	$(1.31)	$(0.68)	$(0.27)

Selected Other Data:
Number of markets at period end	44	21	9
Retail units sold	44,252	18,761	6,523
Inventory units available on website	9,505	7,310	1,842
Total gross profit per unit	$1,539	$1,023	$206

Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$172,680	$39,184	$43,134
Vehicle inventory	227,446	185,506	68,038
Total assets	641,137	335,833	136,012
Floor Plan Facility	248,792	165,313	42,302
Long-term debt, excluding current portion	48,469	4,404	—
Class A Convertible Preferred Stock	97,127	—	—

(1) Amounts for periods prior to the initial public offering have been retrospectively adjusted to give effect to 15.0 million shares of Class A common stock issued in the initial public offering and the Organizational Transactions, as discussed in Part II, Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Annual Report on Form 10-K, and our financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. Except when stated otherwise, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

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

Since the launch of our first market in January 2013 through December 31, 2017, we have purchased, reconditioned, sold and delivered approximately 71,900 vehicles to customers through our website, generating $1.4 billion in revenue.

Our business combines a comprehensive online sales experience with a vertically-integrated supply chain that allows us to sell high quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•
Purchase a used vehicle.    As of December 31, 2017, we listed approximately 9,500 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts (“VSCs”), GAP waiver coverage and trade-ins.

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

•
Vehicle sourcing and acquisition.    We acquire the majority of our used vehicle inventory from wholesale auctions. We also, to a lesser extent, acquire vehicles from consumers and directly from used vehicle suppliers, including franchise and independent dealers, leasing companies and car rental companies. Using proprietary machine learning algorithms and data from a variety of internal and external sources, we evaluate tens of thousands of vehicles daily to determine their fit with consumer demand, internal profitability targets and our existing inventory mix.

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

On May 3, 2017, we completed our IPO of 15.0 million shares of Class A common stock at a public offering price of $15.00 per share. We received $205.8 million in proceeds, net of underwriting discounts and commissions and offering expenses. On December 5, 2017, we sold 100,000 shares of Class A Convertible Preferred Stock for net proceeds of approximately $98.5 million. We used a portion of the net proceeds from the IPO to repay the $35.0 million of outstanding borrowings plus accrued interest under the credit facility for an amount up to $50.0 million that we entered into with Verde on February 27, 2017 (the “Verde Credit Facility”). We have and will continue to use the remainder of net proceeds from both transactions for general working corporate purposes. These general corporate purposes include funding working capital, operating expenses and the selective pursuit of business development opportunities, including to expand our current business through acquisitions of, or investments in, other businesses, products or technologies.

Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website. During the year ended December 31, 2017, the number of vehicles we sold to retail customers grew by 135.9% to 44,252, compared to 18,761 in the year ended December 31, 2016. During the year ended December 31, 2016, our unit sales grew by 187.6% to 18,761, compared to 6,523 in the year ended December 31, 2015.

We view the number of vehicles we sell to retail customers as the most important measure of our growth, and we expect to continue to focus on building a scalable platform to increase our retail units sold. This focus on retail units sold is motivated by several factors:

•
Retail units sold enable multiple revenue streams, including the sale of the vehicle itself, the sale of automotive finance receivables originated to finance the vehicle, the sale of VSCs, the sale of GAP waiver coverage and the sale of vehicles acquired from customers as trade-ins.

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

•
Retail units sold allow us to benefit from economies of scale due to our centralized online sales model. We believe our model provides meaningful operating leverage in acquisition, reconditioning, transport, customer service and delivery.

We plan to invest in technology and infrastructure to support growth in unit sales. This includes continued investment in our acquisition, reconditioning and logistics network, as well as continued investment in product development and engineering to deliver customers a best-in-class experience.

Markets

Our growth in retail units sold is driven by expansion into new markets and increased penetration in our existing markets. We define a market as a metropolitan area in which we have commenced local advertising and offer free home delivery to customers with a Carvana employee and branded delivery truck. Opening a new market involves hiring a team of customer advocates, connecting the market to our existing logistics network and initiating local advertising. Each new market has typically required approximately $0.5 million in capital expenditures, primarily related to the acquisition of one to two branded delivery trucks, a multi-car hauler to connect the market to our logistics network and furniture, fixtures and equipment in a local office space. As a market scales, we may elect to build a vending machine in the market to improve fulfillment and further increase customer awareness. Each new vending machine has required on average $5.0 million of capital expenditures, depending on the number of stories in the vending machine tower and local market conditions.

Our capital- and headcount-light expansion model has enabled us to increase our rate of market openings in each of the past five years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, twelve in 2016, and 23 in the 2017, bringing our total number of markets to 44 as of December 31, 2017. Over this period, we have continually improved our market expansion playbook, which we believe provides us with the capability to accelerate this rate of market openings in the future.

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

Market Cohorts

Many of our markets are in a nascent stage, making company-wide measures potentially less informative than measurements of seasoned markets. More than half of our markets opened in 2017. The graphs below provide alternative metrics related to unit sales performance and customer acquisition costs, examining our progress based on when we commenced operations in the market.

We measure penetration in each cohort based on our retail unit sales to customers in that cohort and an estimate of used vehicle market size in that cohort based on U.S. used vehicle sales per capita. Cohorts differ based on the number and average population of markets in the cohort, the timing of market openings in the first fiscal year of the cohort and other demographic or economic differences across cohorts. However, taken as a whole, they illustrate how our penetration over time evolves as markets age.

The following graphs present market penetration and customer acquisition costs by cohort as a time series by quarters in operation. Markets are first grouped into cohorts based on the year in which they began local delivery operations, then data is aligned by first quarter in operation results, however we only display data for periods in which all markets were active. For example, the 2017 cohort presented below is a single quarterly data point as of December 31, 2017 because markets that opened in the fourth quarter of 2017 have only been open for a single quarter. This data point for the 2017 cohort represents each market's results from its first quarter of operations and therefore includes data from each calendar quarter of 2017. We chose this approach because it avoids a number of base-effect distortions that can occur by including periods in which not all markets were open.

Our markets showed continued improvement in 2017 with penetration expanding in our existing markets and our newly launched markets off to the best start in our history. These trends have been supported by growing brand recognition, increasing word of mouth referrals and internal improvements, including more extensive vehicle inventory and various mobile and desktop website enhancements. As markets mature, we generally see consistent declines in customer acquisition costs reflecting advertising expenditures being spread over an increased number of units sold. Cohorts have generally followed similar patterns of increased market penetration and declining advertising expense per retail unit sold as each cohort matures, which we believe illustrates the replicability of our model as we expand into new markets.

The 2013 cohort, consisting of just Atlanta, our oldest and largest market, continued to show impressive growth of 44% in 2017, reaching market penetration of 1.54% in the fourth quarter of 2017 compared to 1.07% in fourth quarter of 2016. This growth helped leverage our advertising cost per unit in Atlanta to $440 in the fourth quarter of 2017 compared to $551 in the fourth quarter of 2016. Additionally, our other market cohorts continue to grow quickly, leverage advertising costs, and with our move towards national television advertising, new markets are launching with lower customer acquisition costs. For example, in the first quarter of operations in 2017, advertising cost per unit was $3,749, less than half of the first quarter levels in 2016 or 2015.

Relative to our other cohorts, the 2014 market cohort (consisting of Nashville and Charlotte) showed a slower rate of growth in 2017. We believe that this was caused by an extended marketing test we ran with Nashville and Charlotte receiving a mix of content that ultimately proved less effective than content we ran in other markets. By continually testing marketing channels and creative content across markets, we can optimize our marketing strategies over time. We expect to continue running these tests in the future, which could result in suboptimal conditions for a period of time in any one or more markets.

In addition to sales in our markets, we sell vehicles to customers outside of our markets. Retail units sold to customers outside of our markets were 8,967, or 20.3%, of total retail units sold in the year ended December 31, 2017 and 3,963, or

21.1%, of total retail units sold in the year ended December 31, 2016. Sales outside of our markets in 2017 were impacted by two offsetting factors. The first was the introduction of national television advertising, which had a positive impact on out-of-market sales, other factors being equal, due to increased awareness of our brand. The second was our continued expansion to new markets, which had a negative impact, other factors being equal, since some areas that were previously out-of-market became part of our 2017 market cohort. We expect these two offsetting factors to continue to impact out-of-market sales going forward, but ultimately expect these sales to decline as a percent of total sales as we open more markets over time. Advertising costs outside of our markets totaled $7.9 million and $3.1 million during the years ended December 31, 2017 and 2016, respectively, and include production costs, pre-opening advertising costs, and a portion of national television advertising representative of the population not served by an open market.

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

Our largest source of revenue, used vehicle sales, totaled $796.9 million and $342.0 million during the years ended December 31, 2017 and December 31, 2016, respectively. As we continue to expand to new markets and increase penetration in existing ones, we expect used vehicle sales to increase as we increase retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales includes sales of trade-ins and other vehicles acquired from customers as well as sales of certain retail units listed on our website and totaled $28.5 million and $10.2 million during the years ended December 31, 2017 and December 31, 2016, respectively. We expect wholesale sales to increase with retail units sold and as awareness of our brand reaches more customers who may wish to trade-in or to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which includes gains on the sales of loans we originate, GAP waiver coverage and sales commissions on VSCs and totaled $33.4 million and $13.0 million during the years ended December 31, 2017, respectively. We expect other sales and revenues to increase with retail units sold and as we improve our ability to offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During our growth phase, our highest priority will continue to be generating demand and building an infrastructure to support growth in retail units sold. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies include the following:

•
Reduce average days to sale.   Our goal is to increase both our number of markets and our sales growth at a faster rate than we increase our inventory size, which we believe would decrease average days to sale due to a relative increase in demand versus supply. Reductions in average days to sale lead to fewer vehicle price reductions, and therefore higher average selling prices, other factors being equal. Higher average selling prices in turn lead to higher gross profit per unit sold, all other factors being equal.

•
Leverage existing IRC infrastructure.  As we scale, we intend to more fully utilize the capacity in our four existing IRCs, which collectively have capacity to inspect and recondition approximately 200,000 vehicles per year.

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

•
Optimize purchasing and pricing. We are constantly improving the ways in which we predict customer demand, value vehicles sight unseen and optimize what we pay to acquire those vehicles. We also regularly test different pricing of our products, including vehicle sticker prices, trade-in offers and ancillary product prices and believe we can improve by further optimizing prices over time.

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Item 1A. Risk Factors included in this Form 10-K.

Growth in Number of Markets

We plan to continue to open new markets to expand the number of consumers we serve with our fully integrated customer experience. As of December 31, 2017, we operated in 44 markets that collectively represent approximately 41% of the U.S. population based on 2015 data from the U.S. Census Bureau, leaving a significant fraction of consumers unserved. Growth in our number of markets depends on our ability to hire qualified employees, identify cost-effective logistics routes and secure local and national advertising availability.

Growth in Penetration of Existing Markets

We believe that many of our markets remain in a nascent stage of market penetration and that our growing brand awareness, continued inventory optimization and ongoing product enhancement efforts will enable us to substantially grow sales in existing markets. We plan to pursue several strategies to increase penetration in existing markets, including:

•
Growth in brand awareness. Our growth depends on our ability to strengthen our brand through advertising and the construction of new vending machines, which have historically increased customer awareness in the markets where they are located. The launch of a vending machine in a market has generally shown increases in unit sales over time in that market. The goal of these endeavors is to increase the number of visitors to our website and increase the likelihood that visitors will purchase vehicles from us.

•
Optimization of inventory selection. We plan to continue to optimize and broaden the selection of vehicles we make available to our customers. Expanding our inventory selection increases the likelihood that each visitor to our site finds a vehicle that matches his or her preferences and benefits all existing markets simultaneously due to our nationally pooled inventory model. Expanding our inventory selection depends on our ability to source and acquire a sufficient number of appropriate used vehicles, to develop processes for effectively utilizing capacity in our IRCs and to hire and train employees to staff these centers.

•
Enhancement of mobile sales platform. We plan to continue investing in our mobile platform to enhance our customers’ ability to search for, research, finance and purchase vehicles entirely on mobile devices, including smartphones and tablets. According to DealerSocket 2016, over 33% of auto research occurred on a mobile device. Data from eMarketer indicates that U.S. consumers bought nearly $75 billion in goods and services via mobile devices in 2015. This accounted for 22% of total eCommerce and represented 80% growth since 2013. Growth in mobile-only sales depends on our ability to deliver innovative products that facilitate our customers’ mobile experience, as well as customers’ tastes for buying exclusively on mobile devices.

•	Referrals and repeat customers. Our growth is enhanced by providing a superior customer experience, which drives our ability to generate customer referrals and repeat sales.

Growth in Monetization of Retail Units Sold

We plan to pursue several strategies to increase our gross profit per retail unit sold.

•
Reduction in average days to sale. We believe our gross profit per retail unit sold will increase as average days to sale decreases, since used vehicle prices decline over time. Our average days to sale depends on our ability to open new markets and increase penetration in existing markets by increasing brand awareness, enhancing our mobile and desktop website and providing great customer experiences.

•
Growth in existing complementary revenue streams. We plan to continue to improve our website to highlight the benefits of our current complementary product and service offerings, including financing, trade-ins, VSCs and GAP waiver coverage. In particular, we believe we have an opportunity to grow our penetration of trade-ins by developing new products and advertising campaigns that are focused on our automated online appraisal tool, the Cardian Angel.

•
Addition of new products and services. We plan to utilize our online sales platform to offer additional complementary products and services to our customers. To the extent that our customers purchase these products and services, this could lead to increased revenue and gross profit per retail unit sold.

Capacity Utilization

We believe our network of IRCs and connecting logistics routes has excess capacity, and we plan to utilize this capacity as we increase retail sales volumes. Increasing capacity utilization will positively affect gross profit per unit by reducing per unit overhead costs.

Seasonality

Used vehicle sales exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. However, as the timing of income tax refunds was pushed back in 2017, we believe that the second quarter is increasingly showing stronger seasonality than in the past. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. We may experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business.

Investment in Growth

We have aggressively invested in the growth of our business and we expect this investment to continue. We anticipate that our operating expenses will increase substantially as we continue to open new markets, expand our logistics network and increase our advertising spending, including increases in television advertising expenditures. These investments are expected to increase our losses at least in the near term, and there is no guarantee that we will be able to realize the return on our investments.

Relationship with Related Parties

For discussion about our relationships with related parties, refer to Note 5 — Related Party Transactions of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

	Years Ended December 31,
	2017	2016	2015
Retail units sold	44,252	18,761	6,523
Number of markets	44	21	9
Average monthly unique visitors	1,010,090	378,776	198,521
Inventory units available on website	9,505	7,310	1,842
Average days to sale	91	89	95
Total gross profit per unit	$1,539	$1,023	$206

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

The number of used vehicles we sell depends on the number of markets we serve, our volume of website traffic in these markets, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customer sales experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general economic conditions. On a quarterly basis, the number of used vehicles we sell is also affected by seasonality, with demand for used vehicles reaching a seasonal high point in the first half of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of used vehicle sales expected to occur in the fourth calendar quarter.

Our retail average selling price depends on the mix of vehicles we acquire and hold in inventory, retail market prices in our markets, our average days to sale and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. We anticipate that our average days to sale will decline over time as we continue to launch new markets, which we believe will have a positive impact on our retail average selling price, other things being equal.

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

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of automotive finance receivables we originate and sell to third parties, commissions we receive on VSCs and sales of GAP waiver coverage on vehicles customers bought and financed with us. Prior to December 9, 2016, the VSCs were sold and administered by third parties. On December 9, 2016, we entered into a master dealer agreement with DriveTime, pursuant to which we sell VSCs that DriveTime administers. The commission revenues we recognize on VSCs depends on the number of retail units we sell, the conversion rate of VSCs on these sales, commission rates we receive, VSC early cancellation frequency and product features. The GAP waiver coverage revenue we recognize depends on the number of retail units we sell, the number of customers that choose to finance their purchases with us and the conversion rate of GAP waiver coverage on those sales.

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

The number of receivables we originate is driven by the number of used vehicles sold and the percentage of our sales for which we provide financing, which is influenced by the financing terms we offer our customers relative to alternatives available to the customer. The average principal balance is driven primarily by the mix of vehicles we sell, since higher average selling prices typically mean higher average receivable balances. The price at which we resell these automotive finance receivables is driven by the terms of our forward flow arrangements, applicable interest rates and whether or not the finance receivable includes GAP waiver coverage.

Cost of Sales

Cost of sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles and supply and demand dynamics in the wholesale vehicle market. Reconditioning costs consist of direct costs, including parts, labor and third party repair expenses directly attributable to specific vehicles, as well as indirect costs, such as IRC overhead. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition to the IRC. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include expenses associated with advertising to customers, operating our fulfillment centers and vending machines, operating our logistics and fulfillment network and other corporate overhead expenses, including expenses associated with information technology, product development, engineering, legal, accounting, finance and business development. We anticipate that these expenses will increase as we grow. SG&A expenses exclude the costs of transporting vehicles from the point of acquisition to the IRC, and inspecting and reconditioning vehicles, which are included in cost of sales.

Interest Expense

Interest expense includes interest incurred on our Floor Plan Facility (as defined in "Liquidity and Capital Resources"), notes payable and other long-term debt, which are used to fund inventory, our transportation fleet and certain of our property and equipment. During 2017, interest expense also includes interest incurred and the commitment fee related to the Verde Credit Facility (as defined in "Liquidity and Capital Resources"), which was used as needed to fund working capital prior to its termination in connection with our IPO. Interest expense excludes the interest incurred during various construction projects to build, upgrade or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Results of Operations

	Years Ended December 31,
	2017	2016	Change	2015	Change

	(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$796,915	$341,989	133.0%	$124,972	173.7%
Wholesale vehicle sales	28,514	10,163	180.6%	3,743	171.5%
Other sales and revenues (1)	33,441	12,996	157.3%	1,677	675.0%
Total net sales and operating revenues	$858,870	$365,148	135.2%	$130,392	180.0%
Gross profit:
Used vehicle gross profit (loss)	$32,806	$5,944	451.9%	$(212)	n/a
Wholesale vehicle gross profit (loss)	1,845	257	617.9%	(119)	n/a
Other gross profit (1)	33,440	12,996	157.3%	1,677	675.0%
Total gross profit	$68,091	$19,197	254.7%	$1,346	1,326.2%
Market information:
Markets, beginning of period	21	9	133.3%	3	200.0%
Market launches	23	12	91.7%	6	100.0%
Markets, end of period	44	21	109.5%	9	133.3%
Unit sales information:
Used vehicle unit sales	44,252	18,761	135.9%	6,523	187.6%
Wholesale vehicle unit sales	6,509	2,651	145.5%	1,070	147.8%
Per unit selling prices:
Used vehicles	$18,009	$18,229	(1.2)%	$19,159	(4.9)%
Wholesale vehicles	$4,381	$3,834	14.3%	$3,498	9.6%
Per unit gross profit (loss): (2)
Used vehicle gross profit (loss)	$741	$317	133.8%	$(33)	n/a
Wholesale vehicle gross profit (loss)	$283	$97	191.8%	$(111)	n/a
Other gross profit	$756	$693	9.1%	$257	169.6%
Total gross profit	$1,539	$1,023	50.4%	$206	396.6%

(1) Includes $8,947, $460 and $0 of other sales and revenues from related parties for the years ended December 31, 2017, 2016 and 2015, respectively.
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.

Used Vehicle Sales

Fiscal 2017 Versus 2016. Used vehicle sales increased by $454.9 million to $796.9 million during the year ended December 31, 2017 compared to $342.0 million during the year ended December 31, 2016. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 44,252 from 18,761 during the year ended December 31, 2017 and 2016, respectively. The increase in unit sales was driven in part by growth to 44 markets as of December 31, 2017 from 21 markets as of December 31, 2016. The increase in units sold was also driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness, and customer referrals. We anticipate that unit sales will continue to grow as we launch new markets and increase penetration in existing markets. The average selling price of our retail units sold decreased to $18,009 in the year ended December 31, 2017 from $18,229 in the prior year. We believe average selling prices declined primarily due to our shift in inventory mix as well as a small increase in average days to sale.

Fiscal 2016 Versus 2015. Used vehicle sales increased by $217.0 million to $342.0 million during the year ended December 31, 2016 compared to $125.0 million during the year ended December 31, 2015. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 18,761 from 6,523 during the year ended December 31, 2016 and 2015, respectively. The increase in unit sales was driven in part by growth to 21 markets as of December 31, 2016 from 9 markets as of December 31, 2015, along with growth in existing markets. The average selling price of our retail units sold decreased to $18,229 in the year ended December 31, 2016 from $19,159 in the prior year, primarily due to a shift in inventory mix.

Wholesale Vehicle Sales

Fiscal 2017 Versus 2016. Wholesale vehicle sales increased by $18.4 million to $28.5 million during the year ended December 31, 2017, compared to $10.2 million during the year ended December 31, 2016. We primarily obtain our wholesale inventory from customer trade-ins. As our retail unit sales have increased, so have the trade-ins we receive. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased.

Fiscal 2016 Versus 2015. Wholesale vehicle sales increased by $6.4 million to $10.2 million during the year ended December 31, 2016, compared to $3.7 million during the year ended December 31, 2015. We primarily obtain our wholesale inventory from customer trade-ins, so our wholesale vehicle sales have grown with retail unit sales.

Other Sales and Revenues

Fiscal 2017 Versus 2016. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and sales of GAP waiver coverage. Other sales and revenues increased by $20.4 million to $33.4 million during the year ended December 31, 2017, compared to $13.0 million during the year ended December 31, 2016. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales. During the year ended December 31, 2016, VSC revenues were primarily generated from third party sales whereas during the year ended December 31, 2017, all VSC sales were administered through DriveTime.

Fiscal 2016 Versus 2015. Other sales and revenues increased by $11.3 million to $13.0 million during the year ended December 31, 2016, compared to $1.7 million during the year ended December 31, 2015. This increase was primarily driven by the increase in retail units sold as well as an increase in the attachment rate of VSCs. The increase in retail units sold led to an increase in loans originated and sold, as well as an increase in VSC sales. In January 2016, we began selling most of the automotive finance receivables we originated to third parties at a premium. Prior to 2016, we sold the loans we originated to DriveTime, at par.

Used Vehicle Gross Profit

Fiscal 2017 Versus 2016. Used vehicle gross profit increased by $26.9 million to $32.8 million during the year ended December 31, 2017, compared to $5.9 million during the year ended December 31, 2016. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $741 for the year ended December 31, 2017 compared to $317 for the year ended December 31, 2016. Despite slightly higher average days to sale, vehicle gross profit per unit increased. The increase was driven by enhancements in our proprietary vehicle purchasing and pricing technology, better inventory management and cost efficiencies in the reconditioning of our vehicles.

Fiscal 2016 Versus 2015. Used vehicle gross profit increased by $6.2 million to $5.9 million during the year ended December 31, 2016, compared to a loss of $0.2 million during the year ended December 31, 2015. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $317 for the year ended December 31, 2016 compared to a loss per unit of $33 for the year ended December 31, 2015. The increase was driven by enhancements in our proprietary vehicle purchasing and pricing technology, as well as by cost efficiencies in the transportation and reconditioning of our vehicles.

Wholesale Vehicle Gross Profit

Fiscal 2017 Versus 2016. Wholesale vehicle gross profit increased by $1.6 million to $1.8 million during the year ended December 31, 2017, compared to $0.3 million during the year ended December 31, 2016. This increase was driven primarily by an increase in wholesale units sold to 6,509 from 2,651 and an increase in gross profit per wholesale unit to $283 from $97.

Fiscal 2016 Versus 2015. Wholesale vehicle gross profit increased by $0.4 million to $0.3 million during the year ended December 31, 2016, compared to a loss of $0.1 million during the year ended December 31, 2015. This increase was driven primarily by an increase in wholesale units sold to 2,651 from 1,070 and an increase in gross profit per wholesale unit to $97 from a loss of $111. The increase in wholesale gross profit per unit was driven by improvements in our automated appraisal algorithms and wholesale disposition processes.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Years Ended December 31,
	2017	2016	2015

	(in thousands)
Compensation and benefits (1)	$76,715	$37,220	$11,657
Advertising expense	55,697	26,988	10,779
Market occupancy costs (2)	6,222	1,768	554
Logistics (3)	14,384	8,350	1,382
Other overhead costs (4)	70,382	34,350	12,306
Total	$223,400	$108,676	$36,678

(1) Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales.

(2) Market occupancy costs includes rent, utilities, security, repairs and maintenance and depreciation of buildings and improvements, including vending machines and fulfillment centers, excluding the portion related to reconditioning vehicles which is included in cost of sales, and excluding the portion related to our corporate office which is included in other overhead costs.

(3) Logistics includes fuel, maintenance and depreciation related to owning and operating our own transportation fleet, and third party transportation fees, except the portion related to inbound transportation, which are included in cost of sales.

(4) Other overhead costs include all other overhead and depreciation expenses such as IT expenses, limited warranty, travel, insurance, bad debt, title and registration and other administrative expenses.

Fiscal 2017 Versus 2016. Selling, general and administrative expenses increased by $114.7 million to $223.4 million during the year ended December 31, 2017 compared to $108.7 million during the year ended December 31, 2016. The increase was partially due to an increase in compensation and benefits of $39.5 million during the year ended December 31, 2017, which was driven by expansion into new markets and increase in headcount required to support this growth. These expenses will increase in absolute terms as we expand to additional markets. Advertising increased by $28.7 million to $55.7 million during the year ended December 31, 2017 compared to $27.0 million during the year ended December 31, 2016 primarily due to an increase in number of markets. Market occupancy, logistics and other overhead expenses also increased during the year ended December 31, 2017 compared to the prior year primarily due to an increase in number of markets.

Fiscal 2016 Versus 2015. Selling, general and administrative expenses increased by $72.0 million to $108.7 million during the year ended December 31, 2016 compared to $36.7 million during the year ended December 31, 2015. The increase is partially due to increased compensation and benefits of $25.6 million, primarily related to additional headcount as we expanded into new markets and growth in headcount at our headquarters. Advertising, market occupancy, logistics and other overhead expenses also increased during the year ended December 31, 2016 compared to the prior period primarily due to an increase in number of markets. In 2016, logistics expenses also included significant charges from third parties prior to the development of our in-house logistics network.

Interest Expense

Fiscal 2017 Versus 2016. Interest expense increased by $4.1 million to $7.7 million during the year ended December 31, 2017 compared to $3.6 million during the year ended December 31, 2016. In order to expand the inventory we make available to customers, we increased our borrowings under our Floor Plan Facility year over year. The increase in interest expense is partially due to increases in the outstanding balance. In addition, we incurred $1.4 million during the year ended December 31, 2017 related to the Verde Credit Facility, including a commitment fee and interest expense incurred on the outstanding balance. Total borrowings of $35.0 million under the Verde Credit Facility were repaid in full with the proceeds of our IPO and the facility was terminated.

Fiscal 2016 Versus 2015. Interest expense increased by $2.2 million to $3.6 million during the year ended December 31, 2016 compared to $1.4 million during the year ended December 31, 2015. The increase in interest expense is primarily due to the increase in the outstanding balance on our Floor Plan Facility.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we also present the following non-GAAP measures: EBITDA, EBITDA margin, adjusted net loss and adjusted net loss per share. We believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures.

EBITDA and EBITDA Margin

EBITDA and EBITDA Margin are non-GAAP supplemental measures of operating performance that do not represent and should not be considered an alternative to net loss or cash flow from operations, as determined by GAAP. EBITDA is defined as net loss before interest expense, income tax expense and depreciation and amortization expense. EBITDA Margin is EBITDA as a percentage of total revenues. We use EBITDA to measure the operating performance of our business and EBITDA Margin to measure our operating performance relative to our total revenues. We believe that EBITDA and EBITDA Margin are useful measures to us and to our investors because they exclude certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. EBITDA and EBITDA Margin may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations. A reconciliation of EBITDA to net loss, the most directly comparable GAAP measure, and calculation of EBITDA Margin is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(164,316)	$(93,112)	$(36,780)
Depreciation and amortization expense	11,568	4,658	2,800
Interest expense	7,659	3,587	1,412
EBITDA	$(145,089)	$(84,867)	$(32,568)

Total revenues	$858,870	$365,148	$130,392
EBITDA Margin	(16.9)%	(23.2)%	(25.0)%

Adjusted Net Loss and Adjusted Net Loss per Share

Adjusted net loss represents net loss attributable to Carvana Co. assuming the full exchange of all outstanding LLC Units for shares of Class A common stock. Adjusted net loss per share is calculated by dividing adjusted net loss by the weighted-average shares of Class A common stock outstanding assuming (i) the full exchange of all outstanding LLC Units, (ii) shares issued in our public offering were outstanding for the entire period presented and (iii) outstanding LLC Units immediately following the Organizational Transactions related to our IPO, including conversion of the Class C Redeemable Preferred Units, were outstanding for all periods prior to the IPO.

Adjusted net loss and adjusted net loss per share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net loss and net loss per share, as determined under GAAP. We believe that by assuming the full exchange of all outstanding LLC Units, adjusted net loss and adjusted net loss per share supplement GAAP measures and enable us and our investors to more effectively evaluate our performance period-over-period and relative to our competitors that have different organizational and tax structures because the assumption eliminates the effect of any changes in net income attributable to Carvana Co. driven by increases in our ownership of Carvana Group, LLC, which are unrelated to our operating performance.

A reconciliation of adjusted net loss to net loss attributable to Carvana Co., the most directly comparable GAAP measure, and the computation of adjusted net loss per share are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss attributable to Carvana Co.	$(62,841)	$(93,112)	$(36,780)
Add: Net loss attributable to non-controlling interests	(101,475)	—	—
Less: Preferred dividends	413	—	—
Less: Accretion of beneficial conversion feature	1,237	—	—
Adjusted net loss attributable to Carvana Co. Class A common stock	$(165,966)	$(93,112)	$(36,780)

Denominator:
Weighted-average shares of Class A common stock outstanding(1)(3)	15,241	15,000	15,000
Adjustments:
Assumed exchange of LLC Units for shares of Class A common stock (2)	121,618	121,760	121,760
Adjusted shares of Class A common stock outstanding	136,859	136,760	136,760
Adjusted net loss per share	$(1.21)	$(0.68)	$(0.27)
(1) Amounts for periods prior to the initial public offering have been retrospectively adjusted to give effect to 15.0 million shares of Class A common stock issued in the initial public offering.
(2) Amounts for periods prior to the initial public offering have been retrospectively adjusted to include all LLC units outstanding at the initial public offering, including conversion of the Class C Redeemable Preferred Units into Class A Units on a one-for-one basis. Also assumes exchange of all outstanding LLC Units for shares of Class A common stock during each period presented.
(3) Excludes approximately 0.4 million unvested restricted stock awards and 0.8 million vested and unvested stock options outstanding at December 31, 2017, because they were determined to be anti-dilutive.

Liquidity and Capital Resources

General

Our principal sources of liquidity are cash generated from our operations and from financing activities. Cash generated from operating activities primarily includes cash derived from the sale of used retail vehicles, the sale of wholesale vehicles and proceeds from the sale of automotive finance receivables originated in connection with the sale of used vehicles. Cash generated from our financing activities primarily includes proceeds from the sale of Class A common stock in our IPO in 2017, proceeds from the sale of Class A Convertible Preferred Stock in 2017, sales of Class C Preferred Units at Carvana Group throughout 2015 and 2016, net proceeds from our Floor Plan Facility (defined below) and proceeds from issuance of other long-term debt.

We have incurred losses each year from inception through December 31, 2017, and expect to incur additional losses in the future. Our ability to service our debt, fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. We believe that our existing sources of liquidity including future debt and equity financing will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion into new markets, construction of vending machines and inspection and reconditioning centers and the timing and extent of our spending to support our technology and software development efforts. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Floor Plan Facility

We have a floor plan facility with a third party to finance our used vehicle inventory, which is secured by substantially all of our assets, other than our interests in real property (the "Floor Plan Facility"). We most recently amended the Floor Plan Facility in August 2017 to, among other things, extend the maturity date to December 31, 2018, and increase the available credit to $275.0 million through December 31, 2017 and to $350.0 million from January 1, 2018 through December 31, 2018. We are required to make monthly interest payments on borrowings under the Floor Plan Facility at a rate per annum equal to one-month LIBOR plus a fixed base. The Floor Plan Facility requires that at least 5% of the total principal amount owed to the lender is held as restricted cash.

Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory, unless customers financed the purchase by originating an automotive finance receivable. For used vehicle sales involving financing originated by us and sold under a certain master purchase and sale agreement or master transfer agreement, the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one business day following the sale of the related finance receivable. In November 2017, we also entered into a letter agreement to extend repayment of amounts due under the Floor Plan Facility for used vehicle sales involving financing that are not sold under a certain master purchase and sale agreement or master transfer agreement. With respect to such vehicles, the lender agreed to extend repayment of the advance or the loan for such vehicles to the earlier of fifteen business days after the sale of the used vehicle or two business days following the sale or funding of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of i) 50% of the original principal amount or ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, we are permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts. These prepayments and amounts reborrowed are presented on a gross basis within the consolidated statements of cash flows.

As of December 31, 2017, the interest rate on the Floor Plan Facility was approximately 5.21%, we had an outstanding balance under this facility of approximately $248.8 million, borrowing capacity available of approximately $26.2 million and held approximately $12.4 million in restricted cash related to this facility. As of December 31, 2016, the interest rate on the Floor Plan Facility was 4.57%, we had an outstanding balance of approximately $165.3 million and held approximately $8.4 million in restricted cash related to this facility.

Verde Credit Facility

On February 27, 2017, we entered into a credit facility with Verde for an amount up to $50.0 million. Amounts outstanding accrued interest at a rate of 12.0% per annum and were scheduled to mature in August 2018. Upon execution of the agreement, we paid Verde a commitment fee of $1.0 million. In connection with the IPO completed on May 3, 2017, we repaid the outstanding principal balance of $35.0 million and accrued interest of approximately $0.4 million in full and the Verde Credit Facility agreement terminated.

Other Long-Term Debt

From time to time, we enter into promissory note agreements to finance certain equipment for our transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of December 31, 2017, the outstanding principal of these notes had a weighted-average interest rate of 5.7% and totaled approximately $26.6 million, of which approximately $5.1 million is due within the next twelve months.

Beginning in 2017, we have financed certain purchases and construction of our property and equipment through various sale and leaseback transactions. As of December 31, 2017, none of these transactions have qualified for sale accounting due to forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that, if not repurchased prior, expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and some are subject to base rent increases throughout the term. As of December 31, 2017, the outstanding liability associated with these sale and leaseback arrangements, net of debt issuance costs, totaled approximately $27.0 million.

In November 2017, we entered into a master sale-leaseback agreement (the "MSLA") pursuant to which we may sell and lease back certain of our properties and construction improvements. A portion of our finance leases described above are through the MSLA. A portion of the fixed rental payments set forth in the respective lease agreements are payable annually beginning in November 2019. Under the MSLA, at any time we may elect to, and beginning in November 2019, the purchaser has the right to, demand that we repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. As of December 31, 2017, the repurchase prices for all properties under the MSLA totaled approximately $19.2 million. Under the MSLA, the total sales price of properties we have sold and are leasing back at any point in time is limited to $75.0 million. As of December 31, 2017, we may sell and lease back an additional approximately $55.8 million of property and equipment under the MSLA.

Finance Receivables

Our customers can obtain vehicle financing directly on our website. Historically, we have entered into various arrangements to sell the finance receivables we originate to third parties and to a lesser extent related parties. Sales of receivables are a source of cash from operations and remove these loans from our balance sheet without recourse for their post-sale performance. In January 2016, we entered into transfer agreements pursuant to which we indirectly sold automotive finance receivables meeting certain underwriting criteria to third party purchasers who engage DriveTime as servicer of such receivables. Under these transfer agreements and note purchase and security agreements, we could sell up to $230.0 million in principal balances of the finance receivables in this manner, which we reached in the fourth quarter of 2016 and as a result have no capacity under the note purchase and security agreements.

In December 2016, we entered into a master purchase and sale agreement with an unrelated third party purchaser pursuant to which we sell automotive finance receivables meeting certain underwriting criteria. Under such sale agreement as amended in November 2017, the third party has committed to purchase up to an aggregate of $1.5 billion in principal balances of automotive finance receivables that we originate, subject to adjustment as described in the agreement. During the year ended December 31, 2017, we sold $343.6 million in principal balances of automotive finance receivables under this agreement and there was approximately $1.2 billion of unused capacity under this agreement as of December 31, 2017.

In December 2016, we entered into a master transfer agreement with an unrelated third party purchaser pursuant to which we sell automotive finance receivables meeting certain underwriting criteria. Under the transfer agreement, the third party committed to purchase up to an aggregate of $292.2 million in principal balances of automotive finance receivables that we originate. The third party purchaser financed a majority of these purchases with borrowings from our direct purchaser under the master purchase and sale agreement. During the year ended December 31, 2017, we sold $131.5 million in principal balances of automotive finance receivables under this master transfer agreement. On November 3, 2017, we terminated the remaining capacity under that master transfer agreement and entered into a new master transfer agreement with an unrelated third party under which the third party has committed to purchase up to an aggregate of $357.1 million in principal balances of finance receivables. The third party purchaser finances a majority of these purchases with borrowings from our purchaser in the master purchase and sale agreement. During the year ended December 31, 2017, we sold $32.2 million in principal balances of automotive finance receivables under this agreement and there was $324.9 million of unused capacity under this agreement as of December 31, 2017.

Liquidity Upon Equity Offerings

On May 3, 2017, we completed an initial public offering and received $205.8 million in proceeds, net of underwriting discounts and commissions and offering costs. We used a portion of the net proceeds to repay $35.0 million of outstanding borrowings plus accrued interest under the Verde Credit Facility. We have been using the remaining net proceeds for working capital and general corporate purposes.

On December 5, 2017, we sold 100,000 shares of Class A Convertible Preferred Stock for net proceeds of approximately $98.5 million. We will use the net proceeds for future working capital and general corporate purposes.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash used in operating activities	$(199,924)	$(240,225)	$(53,508)
Net cash used in investing activities	(82,667)	(47,690)	(16,065)
Net cash provided by financing activities	416,087	283,965	105,778
Net increase (decrease) in cash and cash equivalents	133,496	(3,950)	36,205
Cash and cash equivalents at beginning of period	39,184	43,134	6,929
Cash and cash equivalents at end of period	$172,680	$39,184	$43,134

Operating Activities

For the year ended December 31, 2017, net cash used in operating activities was $199.9 million, a decrease of $40.3 million compared to net cash used in operating activities of $240.2 million for the year ended December 31, 2016. Significant changes impacting net cash used in operating activities comparing the years ended December 31, 2017 and 2016 are as follows:

•
Our net loss was $164.3 million during the year ended December 31, 2017, an increase of $71.2 million from a net loss of $93.1 million during the year ended December 31, 2016 primarily due to an increase in selling, general and administrative expenses associated with expansion to additional markets and expanding our corporate infrastructure.

•
Net increase in vehicle inventory was $40.8 million during the year ended December 31, 2017 compared to a net increase in vehicle inventory of $117.5 million during the year ended December 31, 2016, resulting in a $76.6 million reduction in use of cash related to our efforts to optimize our inventory levels.

•
Net cash used by originations and proceeds of finance receivables was $1.9 million during the year ended December 31, 2017 compared to a net use of $16.5 million during the year ended December 31, 2016, resulting in a reduction in use of cash of $14.6 million. This is primarily due to the timing of originations and subsequent sales.

•
During the years ended December 31, 2017 and 2016, we made net repayments of $0.1 million and $19.6 million, respectively, to related parties. Thus, net cash payments associated with the change in our accounts payable to related parties decreased $19.5 million year over year.

For the year ended December 31, 2016, net cash used in operating activities was $240.2 million, an increase of $186.7 million compared to net cash used in operating activities of $53.5 million for the year ended December 31, 2015. Significant changes impacting net cash used in operating activities comparing the year ended December 31, 2016 and 2015 are as follows:

•
Our net loss was $93.1 million during the year ended December 31, 2016, an increase of $56.3 million from a net loss of $36.8 million during the year ended December 31, 2015 due to costs associated with operating in additional markets and expanding our corporate infrastructure.

•
Purchases of vehicle inventory were $117.5 million during the year ended December 31, 2016, an increase of $75.8 million from $41.7 million during the year ended December 31, 2015 related to the increase in the number of vehicles available to our customers.

•
During the year ended December 31, 2016, our automotive finance receivables originations and repurchases exceeded proceeds from the sales of these receivables by $16.5 million due to the timing of originations and repurchases and the subsequent sales of the related receivables to third parties.

•
At December 31, 2015, our accounts payable to related party was $21.4 million, primarily related to vehicle inventory purchases, which we repaid during the year ended December 31, 2016. At December 31, 2016, we had accounts payable to related party of $1.9 million, primarily related to shared service fees, repayments to DriveTime for invoices paid on our behalf and lease payments.

Investing Activities

Cash used in investing activities was $82.7 million and $47.7 million during the years ended December 31, 2017 and 2016, respectively, an increase of $35.0 million. The increase relates to the increase in purchases of property and equipment of $39.0 million, reflecting the expansion of our business operations into new markets and construction of new vending machines, and is partially offset by changes in the restricted cash balances.

Cash used in investing activities was $47.7 million and $16.1 million during the year ended December 31, 2016 and 2015, respectively, an increase of $31.6 million. The increase relates to the increase in purchases of property and equipment of $25.6 million, reflecting the expansion of our business operations into new markets and the increase in restricted cash of $8.2 million due to the increase in our Floor Plan Facility of $123.0 million to fund the increase in our vehicle inventory.

Financing Activities

Cash provided by financing activities was $416.1 million and $284.0 million during the years ended December 31, 2017 and 2016, respectively, an increase of $132.1 million. The net increase primarily relates to the following financing activities:

•
Net proceeds from sales of equity increased $142.9 million due to receipt of net proceeds from our IPO of $206.2 million and net proceeds from the sale of Class A Convertible Preferred Stock of $98.7 million during the year ended December 31, 2017 compared to net proceeds of $162.4 million from sales of Class C Preferred Units and payments of costs related to planned initial public offering of $0.4 million during the year ended December 31, 2016.

•
Proceeds from and payments on the Floor Plan Facility increased by $538.6 million and $578.1 million, respectively, resulting in a net decrease to sources of cash of $39.5 million related to this facility during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Cash provided by financing activities was $284.0 million and $105.8 million during the years ended December 31, 2016 and 2015, respectively, an increase of $178.2 million. The net increase relates to the following significant financing activities:

•
Proceeds from the issuance of Class C Preferred Units increased by $97.4 million from $65.0 million in the year ended December 31, 2015 to $162.4 million in the year ended December 31, 2016. The proceeds from the issuance of preferred units was utilized to fund our continuing expansion into new markets and general working capital needs.

•
In the year ended December 31, 2015, we paid a cash dividend of $33.5 million to facilitate the sale of our Class C Preferred Units. We did not make any dividend payments in the year ended December 31, 2016, which resulted in a related increase in cash provided by financing activities in 2016 compared to the prior period.

•
Proceeds from the Floor Plan Facility increased by $285.5 million due to increased borrowing requirements to fund the expansion of our vehicle inventory. Payments on the Floor Plan Facility increased by $199.2 million due to increased sales and the timing of payments under the facility.

Contractual Obligations and Commitments

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of December 31, 2017 (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Floor Plan Facility(1)	$248,792	$248,792	$—	$—	$—
Notes payable	26,641	5,131	12,030	9,446	34
Interest payments on outstanding notes payable	3,672	1,375	1,813	484	—
Finance leases(2)	48,745	2,490	6,279	5,863	34,113
Operating leases	76,552	4,576	8,122	7,105	56,749
Related party operating leases	42,210	3,628	8,080	8,372	22,130
Vending machines and fulfillment centers(3)	32,583	32,583	—	—	—
Total	$479,195	$298,575	$36,324	$31,270	$113,026
(1) Represents the principal amounts outstanding as of December 31, 2017. Due to the uncertainty of forecasting the timing of expected variable interest rate payments, interest payment amounts are not included in the table. Borrowings under the Floor Plan Facility are generally payable within five days of the sale of the underlying vehicle or fifteen days of the sale of the finance receivable originated in connection with the sale of the vehicle. In either case, the payment is expected to be within one year of December 31, 2017.
(2) Assumes that we do not repurchase any of the leased properties during the lease terms. Under certain of our finance leases, at any time we may elect to, and beginning in November 2019, the purchaser has the right to demand that we repurchase one or more of the properties sold and leased back for an amount equal to the repurchase price. As of December 31, 2017, the repurchase prices for these properties totaled approximately $19.2 million.
(3) Includes minimum remaining fixed payments related to vending machine and IRC construction contracts and excludes variable installation costs, which fluctuate based on actual completion time.

Fair Value Measurements

We report money market securities and certain receivables at fair value. See Note 14 — Fair Value of Financial Instruments, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which is incorporated into this item by reference.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to “Note 2 — Summary of Significant Accounting Policies” of the consolidated financial statements, appearing elsewhere in this document for more detailed information regarding our critical accounting policies.

Revenue Recognition

Revenue consists of used vehicle sales, wholesale vehicle sales and other sales and revenues, which includes commissions on VSCs, sales of GAP waiver coverage, gains on the sales of automotive finance receivables, interest income received on finance receivables and delivery fee revenues. We recognize revenue when the earnings process is completed.

We sell used vehicles directly to our customers through our website. Revenue is recognized upon delivery, when the sales contract is signed and the agreed-upon purchase price has been received or financing has been arranged. Used vehicle sales revenue is recognized net of a reserve for returns. Our return policy allows customers to return their purchases within seven days from delivery. Our reserve is estimated using historical experience and trends and is dependent on a number of variables. In future periods additional provisions may be necessary due to a variety of factors, including changing customer return patterns due to the maturation of the online vehicle buying market, macro- and micro- economic factors that could influence customer return behavior and future pricing environments. If these factors result in adjustments to sales returns, they could significantly impact our future operating results. Revenues exclude any sales taxes that are collected from customers.

We also sell vehicles to wholesalers. These vehicles sold to wholesalers are primarily acquired from customers who trade-in their existing vehicles that do not meet our quality standards to list and sell through its website. Revenue from wholesale vehicle sales is recognized when the vehicle is sold at auction or directly to a wholesaler.

We recognize commission revenue on VSCs at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations is estimated based upon historical experience and recent trends and is reflected as a reduction of other sales and revenues. Our risk related to contract cancellations is limited to the commissions that we receive. Cancellations fluctuate depending on the customer financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product. To the extent that actual experience differs from historical trends, there could be significant adjustments to our contract cancellation reserves. On December 9, 2016, we entered into a master dealer agreement with DriveTime, pursuant to which we sell VSCs that DriveTime administers. Prior to December 9, 2016, the VSCs were sold and administered by third parties.

Sales of finance receivables are recognized in accordance with ASC Topic 860, Transfers and Servicing of Financial Assets. ASC 860 states that a transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which the transferor surrenders control over those financial assets is accounted for as a sale only if all of the following conditions are met:

•	The transferred financial assets have been isolated from the transferor — put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.

•
Each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or third-party holder of its beneficial interests) from taking advantage of its right to pledge or exchange the asset and provides more than a trivial benefit to the transferor.

•
The transferor, its consolidated affiliates included in the financial statements being presented or its agents do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets.

Sales of automotive finance receivables are contingent on customers meeting certain underwriting standards established by the investors purchasing the related automotive finance receivable. To the extent that automotive finance receivables sold do not meet these underwriting standards we could potentially be required to repurchase the loan which could have a significant impact on the amount of gain or loss on loan sales previously recognized.

Customers that finance their vehicle purchase with us may purchase GAP waiver coverage, which provides customers with the promise that whomever then holds the underlying finance receivable will not attempt collection of a loan balance that is in excess of the value of the financed vehicle in the event of a total loss. GAP waiver coverage is recognized over the period of protection, generally the term of the related finance receivable. Upon selling the finance receivable, we recognize any remaining deferred revenue. DriveTime administers the GAP waiver coverage.

Finance Receivables

Finance receivables include vehicle loans we originate to facilitate vehicle sales. We classify these receivables as held for sale, as we do not intend to hold the finance receivables we originate to maturity. We record a valuation allowance to report finance receivables at the lower of cost or fair value. To determine the fair value of finance receivables we utilize industry-standard modeling, such as discounted cash flow analysis, factoring in our historical experience, the credit quality of the underlying receivables, loss trends and recovery rates, as well as the overall economic environment. For purposes of determining the valuation allowance, finance receivables are evaluated collectively to determine the allowance as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from historical trends, there could be significant adjustments to our valuation allowance. Principal balances of finance receivables are charged-off when we are unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible.

We have made certain representations related to the sales of finance receivables. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans would be accrued if probable and estimable in accordance with ASC 450, Contingencies. Any such obligations are considered in our determination of the accounting for the transfers of the finance receivables under ASC Topic 860, Transfers and Servicing of Financial Assets.

Valuation of Inventory

Vehicle inventory consists of used vehicles, primarily acquired at auction. Direct and indirect vehicle reconditioning costs including parts and labor, inbound transportation costs and other incremental costs are capitalized as a component of inventory. Inventory is stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent, market resources. Each reporting period we recognize any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of sales. To the extent that there are significant changes to estimated vehicle selling prices or decreases in demand for used vehicles, there could be significant adjustments to reflect our inventory at net realizable value.

Equity-Based Compensation

We classify equity-based awards granted in exchange for services as either equity awards or liability awards. The classification of an award as either an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on the fair value of the award at the grant date. We estimate the grant date fair value of stock options using the Black-Scholes valuation model, which requires judgment and significant estimates, including expected stock price volatility, option term, risk-free interest rate and dividend yield. Liability awards are re-measured to fair value each reporting period. Each reporting period, we recognize the change in fair value of awards issued to non-employees as expense. We recognize equity-based compensation on a straight-line basis over the award’s requisite service period, which is generally the vesting period of the award, less actual forfeitures. No compensation expense is recognized for awards for which participants do not render the requisite services. For equity and liability awards earned based on performance or upon occurrence of a contingent event, when and if the awards will be earned is estimated. If an award is not considered probable of being earned, no amount of equity-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent the estimate of awards considered probable of being earned changes, the amount of equity-based compensation recognized will also change.

Income Taxes

We account for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more likely than not that such assets will not be realized. In making the assessment under the more likely than not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. The assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods by jurisdiction, our experience with loss carryforwards not expiring unutilized and all tax planning alternatives that may be available. A valuation allowance is recognized if under applicable accounting standards we determine it is more likely than not that our deferred tax assets would not be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

Our primary market risk exposure is changing LIBOR-based interest rates. We had total outstanding debt of $248.8 million under our variable Floor Plan Facility at December 31, 2017. Amounts outstanding under our Floor Plan Facility are generally due within one year and bear a variable interest rate of a fixed spread to the one-month LIBOR rate. At December 31, 2017, the applicable one-month LIBOR rate was 1.56%. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates would result in a change to annual interest expense of $2.5 million at December 31, 2017.

Our outstanding notes payable each have fixed interest rates, require monthly payments and have two- to five-year terms. The outstanding balance totaled $26.6 million as of December 31, 2017.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Carvana Co.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carvana Co. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity / members’ deficit, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Phoenix, Arizona
March 6, 2018

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$172,680	$39,184
Restricted cash	14,443	10,266
Accounts receivable, net	14,105	5,692
Finance receivables held for sale, net	45,564	24,771
Vehicle inventory	227,446	185,506
Other current assets	15,480	9,822
Total current assets	489,718	275,241
Property and equipment, net	148,681	60,592
Other assets	2,738	—
Total assets	$641,137	$335,833
LIABILITIES, TEMPORARY EQUITY & STOCKHOLDERS' EQUITY / MEMBERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$50,306	$28,164
Accounts payable due to related party	1,802	1,884
Floor plan facility	248,792	165,313
Current portion of long-term debt	5,131	1,057
Total current liabilities	306,031	196,418
Long-term debt, excluding current portion	48,469	4,404
Other liabilities	7,093	—
Total liabilities	361,593	200,822
Commitments and contingencies (Note 13)
Temporary equity - Class C redeemable preferred units - 0 and 43,089 units authorized and outstanding as of December 31, 2017 and December 31, 2016, respectively	—	250,972
Stockholders' equity / members' deficit:
Members' deficit	—	(115,961)
Class A Convertible Preferred Stock, $0.01 par value, $1,000 liquidation value per share - 100 shares authorized, issued and outstanding as of December 31, 2017	97,127	—
Preferred stock, $.01 par value - 50,000 shares authorized, none issued and outstanding as of December 31, 2017	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized, 18,096 shares issued and outstanding as of December 31, 2017	18	—
Class B common stock, $0.001 par value - 125,000 shares authorized, 114,664 shares issued and outstanding as of December 31, 2017	115	—
Additional paid in capital	41,375	—
Accumulated deficit	(12,899)	—
Total stockholders' equity / members' deficit attributable to Carvana Co.	125,736	(115,961)
Non-controlling interests	153,808	—
Total stockholders' equity / members’ deficit	279,544	(115,961)
Total liabilities, temporary equity & stockholders' equity / members’ deficit	$641,137	$335,833

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Sales and operating revenues:
Used vehicle sales, net	$796,915	$341,989	$124,972
Wholesale vehicle sales	28,514	10,163	3,743
Other sales and revenues, including $8,947, $460 and $0, respectively, from related parties	33,441	12,996	1,677
Net sales and operating revenues	858,870	365,148	130,392
Cost of sales	790,779	345,951	129,046
Gross profit	68,091	19,197	1,346
Selling, general and administrative expenses	223,400	108,676	36,678
Interest expense, including $1,382, $0 and $0, respectively, to related parties	7,659	3,587	1,412
Other expense, net	1,348	46	36
Net loss before income taxes	(164,316)	(93,112)	(36,780)
Income tax provision	—	—	—
Net loss	(164,316)	(93,112)	(36,780)
Less: net loss attributable to non-controlling interests	(101,475)	—	—
Net loss attributable to Carvana Co.	$(62,841)	$(93,112)	$(36,780)
Less: dividends on Class A convertible preferred stock	413	—	—
Less: accretion of beneficial conversion feature on Class A convertible preferred stock	1,237	—	—
Net loss attributable to Class A common stockholders	$(64,491)	$(93,112)	$(36,780)
Net loss per share of Class A common stock, basic and diluted(1)	$(1.31)	$(0.68)	$(0.27)
Weighted-average shares of Class A common stock, basic and diluted(1)(2)	15,241	15,000	15,000

(1) Amounts for periods prior to the initial public offering have been retrospectively adjusted to give effect to 15.0 million shares of Class A common stock issued in the initial public offering and the Organizational Transactions described in Note 1.
(2) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' DEFICIT
(In thousands)

		Convertible Preferred Stock		Class A		Class B
	Members' Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2014	$20,497	—	—	—	—	—	—	—	—	—	—
Exchange of note payable for Class A Units	50,000	—	—	—	—	—	—	—	—	—	—
Dividends paid	(33,533)	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	490	—	—	—	—	—	—	—	—	—	—
Accrued return on Class C Redeemable Preferred Units	(3,495)	—	—	—	—	—	—	—	—	—	—
Net loss	(36,780)	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2015	$(2,821)	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	555	—	—	—	—	—	—	—	—	—	—
Accrued return on Class C Redeemable Preferred Units	(20,583)	—	—	—	—	—	—	—	—	—	—
Net loss	(93,112)	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2016	$(115,961)	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense prior to Organizational Transactions	158	—	—	—	—	—	—	—	—	—	—
Accrued return on Class C Redeemable Preferred Units prior to Organizational Transactions	(9,439)	—	—	—	—	—	—	—	—	—	—
Net loss prior to Organizational Transactions	(49,942)	—	—	—	—	—	—	—	—	—	—
Conversion of Class C Redeemable Preferred Units for Class A Units	260,411	—	—	—	—	—	—	—	—	—	—
Effect of Organizational Transactions	(85,227)	—	—	—	—	117,236	117	(174,144)	—	259,254	85,227
Issuance of Class A common stock sold in initial public offering, net of underwriters' discounts and commissions and offering expenses	—	—	—	15,000	15	—	—	205,785	—	—	205,800
Issuance of Class A Convertible Preferred Stock, net of offering expenses	—	100,000	98,507	—	—	—	—	—	—	—	98,507
Beneficial conversion feature of Class A convertible preferred stock	—	—	(2,617)	—	—	—	—	2,617	—	—	—
Accretion of beneficial conversion feature on Class A convertible Preferred Stock	—	—	1,237	—	—	—	—	(1,237)	—	—	—
Preferred dividends	—	—	—	—	—	—	—	(413)	—	—	(413)
Net loss subsequent to Organizational Transactions	—	—	—	—	—	—	—	—	(12,899)	(101,475)	(114,374)
Exchanges of LLC Units	—	—	—	2,607	2	(2,572)	(2)	3,631	—	(3,631)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	—	20,523	—	—	20,523
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis of Carvana Group	—	—	—	—	—	—	—	(20,523)	—	—	(20,523)
Adjustments to non-controlling interests	—	—	—	—	—	—	—	340	—	(340)	—
Issuance of restricted stock awards, net of forfeitures	—	—	—	533	1	—	—	(1)	—	—	—
Restricted stock surrendered in lieu of withholding taxes	—	—	—	(47)	—	—	—	(704)	—	—	(704)
Options exercised		—	—	3				48			48
Equity-based compensation expense recognized subsequent to Organizational Transactions	—	—	—	—	—	—	—	5,453	—	—	5,453
Balance, December 31, 2017	$—	100,000	$97,127	18,096	$18	114,664	$115	$41,375	$(12,899)	$153,808	$279,544

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(164,316)	$(93,112)	$(36,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,568	4,658	2,800
Loss on disposal of property and equipment	958	—	—
Provision for bad debt and valuation allowance	1,375	1,348	299
Gain on loan sales, including $0, $269 and $0 from related parties, respectively	(21,697)	(7,446)	—
Equity-based compensation expense	5,611	555	490
Amortization and write-off of debt issuance costs	1,646	—	—
Originations of finance receivables	(529,153)	(224,169)	(80,070)
Proceeds from sale of finance receivables	527,265	269,262	—
Proceeds from sale of finance receivables to related party	—	13,015	79,362
Purchase of finance receivables from related party	—	(74,589)	—
Changes in assets and liabilities:
Accounts receivable	(8,715)	(3,492)	(2,711)
Vehicle inventory	(40,839)	(117,468)	(41,667)
Other current assets	(6,605)	(7,157)	(789)
Other assets	(1,019)	—	—
Accounts payable and accrued liabilities	16,986	17,922	4,122
Accounts payable to related party	(82)	(19,552)	21,436
Other liabilities	7,093	—	—
Net cash used in operating activities	(199,924)	(240,225)	(53,508)
Cash Flows from Investing Activities:
Purchases of property and equipment	(78,490)	(39,539)	(13,950)
Change in restricted cash	(4,177)	(8,151)	(2,115)
Net cash used in investing activities	(82,667)	(47,690)	(16,065)
Cash Flows from Financing Activities:
Proceeds from floor plan facility	949,144	410,562	125,080
Payments on floor plan facility	(865,665)	(287,551)	(88,397)
Proceeds from Verde Credit Facility	35,000	—	—
Payments on Verde Credit Facility	(35,000)	—	—
Proceeds from long-term debt	32,698	—	—
Payments on long-term debt	(2,259)	(284)	—
Payments of debt issuance costs, including $1,000, $0 and $0 to related parties, respectively	(2,055)	(728)	(150)
Proceeds from note payable to related party	—	—	50,000
Payment of note payable to related party	—	—	(11,752)
Net proceeds from initial public offering	206,198	(398)	—
Net proceeds from issuance of Class A Convertible Preferred Stock	98,682	—	—
Proceeds from exercise of stock options	48	—	—
Tax withholdings related to restricted stock awards	(704)	—	—
Proceeds from issuance of Class C redeemable preferred units	—	162,446	65,000
Class C redeemable preferred units issuance costs	—	(82)	(470)
Dividends paid	—	—	(33,533)
Net cash provided by financing activities	416,087	283,965	105,778
Net increase (decrease) in cash and cash equivalents	133,496	(3,950)	36,205
Cash and cash equivalents at beginning of period	39,184	43,134	6,929
Cash and cash equivalents at end of period	$172,680	$39,184	$43,134
See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly owned subsidiary Carvana Co. Sub (collectively, "Carvana Co.") together with its consolidated subsidiaries (the “Company”) is a leading eCommerce platform for buying used cars. The Company is transforming the used car buying experience by giving consumers what they want — a wide selection, great value and quality, transparent pricing and a simple, no pressure transaction. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

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

Carvana Group was formed as a limited liability company by DriveTime Automotive Group, Inc. (together with its subsidiaries and affiliates other than the Company, collectively “DriveTime”) and commenced operations in 2012. Prior to November 1, 2014, Carvana Group was a wholly owned subsidiary of DriveTime. On November 1, 2014 (the “Distribution Date”), DriveTime distributed its member units in Carvana Group to the unit holders of DriveTime on a pro rata basis (the “Distribution”). Carvana Group accounted for the Distribution as a spinoff transaction in accordance with ASC 505-60, Equity — Spinoffs and Reverse Spinoffs and reflected assets and liabilities before and after the Distribution Date at their historical basis.

On May 3, 2017, Carvana Co. completed its IPO of 15.0 million shares of Class A common stock at a public offering price of $15.00 per share. Carvana Co. received approximately $205.8 million in proceeds, net of underwriting discounts and commissions and offering expenses, which it used to purchase approximately 18.8 million newly-issued membership interests of Carvana Group at a price per unit equal to 0.8 times the initial public offering price less underwriting discounts and commissions and offering expenses.

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

•	Carvana Group converted its outstanding Class C Redeemable Preferred Units, as defined in Note 5 — Related Party Transactions, into approximately 43.1 million Class A Units;

•
Carvana Co. issued approximately 117.2 million shares of Class B common stock to holders of Class A Units, on a four-to-five basis with the number of Class A Units they owned, for nominal consideration; and,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

•	Carvana Co. transferred approximately 0.2 million Class A Units to Ernest Garcia, II in exchange for his 0.1% ownership interest in Carvana, LLC, a majority-owned subsidiary of Carvana Group.

In accordance with the LLC Agreement, Carvana Co. has all management powers over the business and affairs of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. Class A Units and Class B Units (the "LLC Units") do not hold voting rights which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of December 31, 2017, Carvana Co. owned approximately 12.9% of Carvana Group and the Existing LLC Unitholders owned the remaining 87.1%.

The Organizational Transactions described above are considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.

Convertible Preferred Stock

On December 5, 2017, Carvana Co. amended and restated its certificate of incorporation to authorize 100,000 shares of Class A Convertible Preferred Stock, with an initial stated value of $1,000 per share and a par value of $0.01 per share (the "Convertible Preferred Stock") and, effective December 5, 2017, Carvana Group amended its LLC Agreement to, among other things, create a class of convertible preferred units. On December 5, 2017, Carvana Co. sold 100,000 shares of Convertible Preferred Stock for net proceeds of approximately $98.5 million, which it used to purchase 100,000 newly-issued convertible preferred units of Carvana Group (the "Convertible Preferred Units") at a price per unit equal to the initial stated value of the Convertible Preferred Stock less issuance costs.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary. The Company reviews subsidiaries and affiliates, as well as other entities, to determine if they should be considered a variable interest entity, and whether it should change the consolidation determinations based on changes in its characteristics. The Company considers an entity a VIE if its equity investors own an interest therein that lacks the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or if the entity is structured with non-substantive voting interests. To determine whether or not the entity is consolidated with the Company’s results, the Company also evaluates which interests are variable interests in the VIE and which party is the primary beneficiary of the VIE.

Liquidity

The accompanying consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred losses each year from inception through December 31, 2017, and expects to incur additional losses in the future. As the Company continues to rapidly fund growth into new markets, fund construction of vending machines and enhance technology and software development efforts, it needs access to substantial capital. From inception, the Company has funded operations through the sale of Class A Units, its IPO completed on May 3, 2017 for net proceeds of approximately $205.8 million, its issuance of Class A Convertible Preferred Stock on December 5, 2017 for net proceeds of approximately $98.5 million, the sale of Class C Redeemable Preferred Units, capital contributions from DriveTime and short-term funding from the Company’s majority owner. The Company has historically funded vehicle inventory purchases through its Floor Plan Facility and had approximately $26.2 million available under the Floor Plan Facility to fund future vehicle inventory purchases as of December 31, 2017. Beginning January 1, 2018, the Floor Plan Facility capacity will increase to $350.0 million to allow for more vehicle inventory purchases, as described further in Note 7 — Debt Instruments. Further, the Company plans to increase the amount and maturity date of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

financing available to purchase vehicle inventory within the next year by amending its existing Floor Plan Facility or by entering into a new agreement. The Company has also funded some of its capital expenditures through long-term financing with third parties as described in further detail in Note 7 — Debt Instruments. The Company has historically entered into various agreements under which it sells the finance receivables it originates to third parties. As of December 31, 2017, the Company sells finance receivables under multiple agreements, all of which expire in November 2018. The Company plans to extend or enter into new agreements to sell its finance receivables to third parties within the next year. Management believes that current working capital and expected continued inventory and capital expenditure financing is sufficient to fund operations for at least one year from the financial statement issuance date.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent liabilities and the reported amounts of revenues and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations.

Comprehensive Loss

During the years ended December 31, 2017, 2016 and 2015, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Cash and Cash Equivalents

The Company has cash deposits and cash equivalents deposited in or managed by major financial institutions. Cash equivalents include highly liquid investment instruments with original maturities of three months or less, and consist primarily of money market funds. At times the related amounts are in excess of the amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses with these financial institutions and does not believe it represents significant credit risk.

Restricted Cash

The restricted cash includes the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding floor plan facility principal balance, as explained in Note 7 — Debt Instruments and amounts held as restricted cash as required under letter of credit agreements, as explained in Note 13 — Commitments and Contingencies.

Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from third party finance providers and customers. The allowance for doubtful accounts is estimated based upon historical experience, current economic conditions and other factors and is evaluated periodically. The allowance for doubtful accounts was approximately $0.4 million and $0.6 million as of December 31, 2017 and 2016, respectively.

Finance Receivables Held for Sale, Net

Finance receivables include vehicle loans the Company originates to facilitate vehicle sales. The Company classifies these receivables as held for sale, as it does not intend to hold the finance receivables it originates to maturity. The Company typically sells the finance receivables it originates, as explained in Note 5 — Related Party Transactions and Note 6 — Finance Receivable Sale Agreements. The Company records a valuation allowance to report finance receivables at the lower of unpaid principal balance or fair value. To determine the fair value of finance receivables the Company utilizes industry-standard modeling, such as discounted cash flow analysis, factoring in the Company’s historical experience, the credit quality of the underlying receivables, loss trends and recovery rates, as well as the overall economic environment. For purposes of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

determining the valuation allowance, finance receivables are evaluated collectively to determine the allowance as they represent a large group of smaller-balance homogeneous loans. The allowance was approximately $0.9 million and $0.2 million as of December 31, 2017 and 2016, respectively. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible.

The Company has made certain representations related to the sales of finance receivables. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans would be accrued if probable and estimable in accordance with ASC 450, Contingencies. Any such obligations are considered in the Company's determination of the accounting for the transfers of the finance receivables under ASC Topic 860, Transfers and Servicing of Financial Assets.

Vehicle Inventory

Vehicle inventory consists of used vehicles, primarily acquired at auction. Direct and indirect vehicle reconditioning costs including parts and labor, inbound transportation costs and other incremental costs are capitalized as a component of inventory. Inventory is stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent, market resources. Each reporting period the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of sales in the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment consists of land, buildings and improvements, transportation fleet equipment, software and furniture, fixtures and equipment and is stated at cost less accumulated depreciation and amortization. Repairs and maintenance costs that extend the life or utility of an asset are also capitalized. Ordinary repairs and maintenance are charged to expense as incurred. Costs incurred during construction are capitalized as construction in progress and reclassified to the appropriate fixed asset categories when the project is completed. In addition, interest on borrowings during the active construction period of construction projects is capitalized and depreciated over the estimated useful lives of the related assets. Costs incurred during the preliminary project planning phase are charged to expense as incurred.

The Company capitalizes direct costs of materials and services consumed in developing or obtaining internal use software. The Company also capitalizes payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use, to the extent of the time spent directly on the project. Capitalization of costs begins during the application development stage and ends when the software is available for general use. Costs incurred during the preliminary project and post-implementation stages are charged to expense as incurred.

Depreciation and amortization are computed using the straight-line method over the lesser of the remaining lease term or the following estimated useful lives:

Buildings and improvements	5-30 years
Transportation fleet equipment	3-8 years
Software	3 years
Furniture, fixtures and equipment	3-5 years

Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company compares the sum of estimated undiscounted future cash flows expected to result from the use of the asset to the carrying value of the asset. When the carrying value of the asset exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by the which the carrying value of the asset exceeds the fair value of the asset. The Company recorded no impairment charges during the years ended December 31, 2017, 2016 and 2015. See Note 3 — Property and Equipment, Net for additional information on property and equipment.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Finance Leases

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions that do not qualify for sale accounting due to forms of continuing involvement. Accordingly, the Company records the assets subject to these transactions within property and equipment and the sales proceeds as finance leases within long-term debt in the accompanying consolidated balance sheets. Required monthly payments, less the portion considered to be interest expense, reduce the corresponding liabilities. See Note 7 — Debt Instruments for additional information on finance leases.

Other Current Assets

Other current assets consist of various items, including, among other items, software licenses and subscriptions, prepaid expenses, debt issuance costs on revolving debt instruments, deposits and commitment fees related to the Company's finance receivable sale agreements.

Other Assets

Other assets consist of various items, including, among other items, the purchase price adjustment receivable based on the performance of the Company's finance receivables, deposits and debt issuance costs on revolving debt instruments.

Accrued Liabilities

Accrued liabilities consist of various items payable within one year including, among other items, accruals for capital expenditures, sales tax, compensation and benefits, vehicle licenses and fees, inventory costs and advertising expenses.

Other Liabilities

Other liabilities consist of various items payable beyond one year including, among other items, the long-term portion of deferred rent. Other liabilities also include items to be recognized beyond one year including the long-term portion of the tenant improvement allowance associated with the Company's corporate headquarters.

Revenue Recognition

Revenue consists of used vehicle sales, wholesale vehicle sales and other sales and revenues. The Company recognizes revenue when the earnings process is complete.

Used Vehicle Sales

The Company sells used vehicles directly to its customers through its website. Revenue from used vehicle sales is recognized upon delivery, when the sales contract is signed and the purchase price has been received or financing has been arranged. Used vehicle sales revenue is recognized net of a reserve for returns, which is estimated using historical experience and trends. Revenues exclude any sales taxes that are collected from customers.

Wholesale Vehicle Sales

The Company sells vehicles to wholesalers. These vehicles sold to wholesalers are primarily acquired from customers who trade-in their existing vehicles that do not meet the Company’s quality standards to list and sell through its website. Revenue from wholesale vehicle sales is recognized when the vehicle is sold at auction or directly to a wholesaler.

Other Sales and Revenues

Other sales and revenues include commissions on vehicle service contracts (“VSCs”), gains on the sales of finance receivables, GAP waiver coverage, interest income received on finance receivables prior to selling them to investors and delivery fee revenues charged to customers taking delivery of purchased used vehicles outside the Company’s free delivery area.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company sells and receives a commission on VSCs. Prior to December 9, 2016, the VSCs were sold and administered by third parties. On December 9, 2016, the Company entered into a master dealer agreement with DriveTime, pursuant to which the Company sells VSCs that DriveTime administers and is the obligor. The Company recognizes commission revenue at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations is estimated based upon historical experience and recent trends and is reflected as a reduction of other sales and revenues on the accompanying consolidated statements of operations and a component of accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

The Company originates finance receivables to facilitate the sale of used vehicles and sells them to both third parties and, to a lesser extent, related parties. Any unsold finance receivables at the end of the reporting period are reported net of a valuation allowance as finance receivables held for sale on the accompanying consolidated balance sheets. Interest income is recognized on a cash basis when the Company receives periodic payments contractually due from customers prior to selling the underlying finance receivable.

The Company accounts for the sale of finance receivables in accordance with ASC Topic 860, Transfers and Servicing of Financial Assets. ASC 860 states that a transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which the transferor surrenders control over those financial assets is accounted for as a sale only if all of the following conditions are met:

•The transferred financial assets have been isolated from the transferor — put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.

•Each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or third-party holder of its beneficial interests) from taking advantage of its right to pledge or exchange the asset and provides more than a trivial benefit to the transferor.

•The transferor, its consolidated affiliates included in the financial statements being presented or its agents do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets.

For the years ended December 31, 2017, 2016 and 2015, all transfers of finance receivables met the requirements for sale treatment. The Company records the gain or loss on the sale of a finance receivable upon cash receipt, in an amount equal to the net proceeds received less the carrying amount of the finance receivable.

Customers that finance their vehicle purchase with the Company may purchase GAP waiver coverage, which provides customers with the promise that whomever then holds the underlying finance receivable will not attempt collection of a loan balance that is in excess of the value of the financed vehicle in the event of a total loss. GAP waiver coverage is recognized over the period of protection, generally the term of the related finance receivable. Upon selling the finance receivable, the Company recognizes any remaining deferred revenue. DriveTime administers the GAP waiver coverage.

Cost of Sales

Cost of sales includes the cost to acquire used vehicles and direct and indirect vehicle reconditioning costs associated with preparing the vehicles for resale. Vehicle reconditioning costs include parts, labor, inbound transportation costs and other incremental overhead costs, which are allocated to inventory via specific identification and standard costing. Occupancy and labor costs incurred in connection with expanding production capacity are expensed as incurred as a component of selling, general and administrative expense. The Company has certain inventory that does not meet its specifications to sell to customers and disposes of this inventory through sales at auction or through other channels. The cost of these disposals are recorded on a net basis in cost of sales. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily include compensation and benefits, advertising, depreciation expense, facilities costs, technology expenses, fulfillment and other administrative expenses, other than those related to reconditioning vehicles and inbound transportation.

Advertising Costs

Advertising production costs are expensed the first time the advertising takes place. All other advertising costs are expensed as incurred. Advertising expenses are included in SG&A expenses on the accompanying consolidated statements of operations. Advertising expense was approximately $55.7 million, $27.0 million and $10.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Equity-Based Compensation

The Company classifies equity-based awards granted in exchange for services as either equity awards or liability awards. The classification of an award as either an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on the fair value of the award at the grant date. Liability awards are re-measured to fair value each reporting period. Each reporting period, the Company recognizes the change in fair value of awards issued to non-employees as expense. The Company recognizes equity-based compensation on a straight-line basis over the award’s requisite service period, which is generally the vesting period of the award, less actual forfeitures. No compensation expense is recognized for awards for which participants do not render the requisite services. For equity and liability awards earned based on performance or upon occurrence of a contingent event, when and if the awards will be earned is estimated. If an award is not considered probable of being earned, no amount of equity-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent the estimate of awards considered probable of being earned changes, the amount of equity-based compensation recognized will also change. See Note 10 — Equity-Based Compensation for additional information on equity-based compensation.

Shipping and Handling Fees and Costs

Transportation fees billed to customers that take delivery of the purchased used vehicle outside the Company’s free delivery area are a component of other sales and revenues in the accompanying consolidated statements of operations. Third party transportation costs related to these deliveries were approximately $1.2 million, $0.4 million and $0.2 million during the years ended December 31, 2017, 2016 and 2015, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan (defined contribution plan) for its employees. The plan covers substantially all employees having no less than 31 days of service, who have attained the age of 18 and work at least 1,000 hours per year. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. The Company provides matching contributions of 40% on the first 6% of an employee’s contribution, which vests evenly over the employee’s initial five-year service period. Employer contributions to the plan, net of forfeitures, were approximately $0.7 million, $0.3 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Employer contributions are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Fair Value Measurements

The fair value of financial instruments is based on estimates using quoted market prices, discounted cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments, and those differences may be material. Accordingly, the aggregate fair value amounts presented may not represent the Company’s underlying institutional value.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company uses the three-tier hierarchy established by U.S. GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value to determine the fair value of its financial instruments. This hierarchy indicates to what extent the inputs used in the Company’s calculations are observable in the market. The different levels of the hierarchy are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:
Other than quoted prices that are observable in the market for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Inputs are unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

See Note 14 — Fair Value of Financial Instruments for additional information.

Segments

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Based on the way the Company manages its business, the Company has determined that it currently operates with one reportable segment. The chief operating decision maker focuses on consolidated results in assessing operating performance and allocating resources. Furthermore, the Company offers similar products and services and uses similar processes to sell those products and services to similar classes of customers throughout the United States (“U.S.”). All revenue is generated and all assets are held in the U.S. for all periods presented.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more likely than not that such assets will not be realized. In making the assessment under the more likely than not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. The assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods by jurisdiction, the Company's experience with loss carryforwards not expiring unutilized and all tax planning alternatives that may be available. A valuation allowance is recognized if under applicable accounting standards the Company determines it is more likely than not that its deferred tax assets would not be realized. See Note 12 — Income Taxes for additional information.

Accounting Standards Issued But Not Yet Adopted

Since May 2014, the FASB has issued several accounting standards updates related to revenue recognition including ASC 606, Revenue from Contracts with Customers ("ASC 606"), which amends the guidance in ASC 605, Revenue Recognition ("ASC 605"), and provides a single, comprehensive revenue recognition model for all contracts with customers. ASC 606 contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. ASC 606 addresses how entities should identify goods and services being provided to a customer, the unit of account for a principal versus agent assessment, how to evaluate whether a good or service is

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

controlled before being transferred to a customer and how to assess whether an entity controls services performed by another party. ASC 606 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. The Company will adopt ASC 606 for interim and annual periods beginning January 1, 2018 using the modified retrospective method.

The Company has evaluated the potential impacts of ASC 606 by gaining an understanding of the new standard, inventorying its revenue streams, analyzing and mapping contract features to revenue streams and considering the enhancement of disclosures related to revenue. Based on its evaluation, the Company has concluded that it will have similar performance obligations under ASC 606 as compared with deliverables and separate units of accounting identified under ASC 605. Adoption of ASC 606 will impact the presentation of vehicle inventory returns on its consolidated balance sheets by decreasing vehicle inventory and increasing other current assets by an immaterial amount. Based on its evaluation and the manner in which the Company recognizes revenue, the Company has concluded that the adoption of ASC 606 will not have a material impact on the amount or timing of its revenue recognition.

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact on its consolidated financial statements, and plans to adopt this ASU for its fiscal year beginning January 1, 2020. Finance receivables originated in connection with the Company’s vehicle sales are held for sale and are sold to third parties and related parties. As a result, the Company does not presently hold any finance receivables until maturity and does not expect adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Receipts and Payments (“ASU 2016-15”), which provides additional clarity on the classification of specific events on the statement of cash flows including debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees and beneficial interests in securitization transactions. The update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company will adopt this ASU for its fiscal year beginning January 1, 2018. ASU 2016-15 requires retrospective application to all periods presented, unless retrospective application would be impracticable, in which case prospective application is permissible. The Company does not expect the adoption of ASU 2016-15 to have a material effect on its consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows — Restricted Cash (“ASU 2016-18”), which requires the statement of cash flows to include restricted cash with its cash and cash equivalents balance and a reconciliation between all cash items on the balance sheet and the balance per the statement of cash flows. In addition, changes in restricted cash related to transfers between cash and cash equivalents and restricted cash will not be presented as cash flow activities in the statement of cash flows. ASU 2016-18 requires retrospective application and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company will adopt this ASU for its fiscal year beginning January 1, 2018. The effect of the adoption of these updates will be to include restricted cash in the beginning and end of period balances of cash presented on the Company's consolidated statement of cash flows. The change in restricted cash is currently included in investing activities in the consolidated statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) related to the accounting for leases. This ASU introduces a lessee model that requires recording a right-of-use asset and lease obligation on the balance sheet for all leases, whether operating or financing. Expense recognition on the income statement remains similar to current lease accounting guidance. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company plans to adopt this ASU for its fiscal year beginning January 1, 2019. The adoption of this ASU will require the recognition of a right-of-use asset and a lease obligation for the Company’s leases (see Note 13 — Commitments and Contingencies). The Company is currently evaluating the impact this standard will have on its consolidated financial statements and is unable to quantify the impact at this time, however, the expectation is that it may have a material effect on the balance sheets as a result of recognizing the new right-of-use assets and lease obligations for existing operating leases.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Land and site improvements	$11,656	$9,355
Buildings and improvements	60,804	14,750
Transportation fleet	39,153	16,520
Software	21,009	10,065
Furniture, fixtures and equipment	12,239	3,704
Total property and equipment excluding construction in progress	144,861	54,394
Less: accumulated depreciation and amortization	(20,453)	(9,752)
Property and equipment excluding construction in progress, net	124,408	44,642
Construction in progress	24,273	15,950
Property and equipment, net	$148,681	$60,592

Depreciation and amortization expense was approximately $11.6 million, $4.7 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts primarily relate to assets associated with selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company capitalized internal use software costs totaling approximately $11.5 million, $4.4 million and $2.7 million during the years ended December 31, 2017, 2016 and 2015, respectively, which is included in software and construction in progress in the table above. The Company capitalized approximately $7.9 million, $3.7 million and $2.1 million during the years ended December 31, 2017, 2016 and 2015, respectively, of payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use.

The Company capitalizes interest in connection with various construction projects to build, upgrade or remodel certain of its facilities. During the years ended December 31, 2017, 2016 and 2015, the Company incurred total interest costs of approximately $8.6 million, $3.6 million and $1.4 million, respectively, of which approximately $0.9 million, $0.0 million and $0.0 million, respectively, were capitalized.

NOTE 4 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Accounts payable	$10,546	$6,208
Sales taxes and vehicle licenses and fees	9,034	4,265
Accrued property and equipment	8,325	3,045
Accrued compensation and benefits	5,054	3,398
Accrued advertising costs	4,265	1,281
Accrued inventory costs	1,386	3,480
Other accrued liabilities	11,696	6,487
Total accounts payable and other accrued liabilities	$50,306	$28,164

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 — RELATED PARTY TRANSACTIONS

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production and other services to facilitate the transition of these services to the Company on a standalone basis (the “Shared Services Agreement”). The Shared Services Agreement was most recently amended and restated in April 2017 and operates on a year-to-year basis after February 2019, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right terminate certain services effective December 2017 and other services effective July 2018, in each case with 90 days' prior written notice. DriveTime provides the Company with certain benefits, telecommunications and information technology services under the amended agreement. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. Total expenses related to the shared services agreement were approximately $0.1 million, $0.7 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft operated by Verde Investments, Inc., an affiliate of DriveTime, (“Verde”) on October 22, 2015, and the agreement was subsequently amended on May 15, 2017. Pursuant to the agreement, the Company agreed to reimburse Verde for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or Verde can terminate the agreement with 30 days’ prior written notice. The Company reimbursed Verde approximately $0.4 million, $0.6 million and $0.1 million under this agreement during the years ended December 31, 2017, 2016 and 2015, respectively.

Lease Agreements

In November 2014, the Company and DriveTime entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime inspection and reconditioning centers ("IRCs") and retail facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in March 2018. Lease duration varies by location with the initial terms expiring between 2018 and 2024. Most of the retail facilities have two-year terms and the Company is entitled to exercise up to two consecutive one-year renewal options at up to ten of these locations. The DriveTime Lease Agreement provides that the Company may take over DriveTime's leases for the IRCs that the Company uses in their entirety on July 31, 2018, subject to the Company obtaining releases of DriveTime's liability under the applicable leases and purchasing DriveTime's tenant improvements and furniture, fixtures and equipment at the net book value of such assets.

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

Separate from the DriveTime Lease Agreement, in December 2016, the Company entered into a lease agreement related to a vehicle inspection and reconditioning center in Tolleson, Arizona, with Verde, with an initial term of approximately 15 years. The lease agreement requires monthly rental payments and can be extended for four additional five-year periods. In February 2017, the Company also entered into a lease with DriveTime for sole occupancy of a fully-operational inspection and reconditioning center in Winder, Georgia, where the Company previously maintained partial occupancy. The lease has an initial term of eight years, subject to the Company's ability to exercise three renewal options of five years each. The base rent for both of these leases will be subject to increases each year beginning January 1, 2018.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Expenses related to these lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the year ended December 31, 2017, total costs related to these lease agreements were approximately $7.2 million with approximately $2.8 million and $4.4 million allocated to inventory and selling, general and administrative expenses, respectively. During the year ended December 31, 2016, total costs related to these lease agreements were approximately $2.8 million with approximately $1.9 million and $0.9 million allocated to inventory and selling, general and administrative expenses, respectively. During the year ended December 31, 2015, total costs related to these lease agreements were approximately $0.8 million with approximately $0.5 million and $0.3 million allocated to inventory and selling, general and administrative expenses, respectively.

Corporate Office Leases

The Company paid a monthly rental fee for its use of space at DriveTime’s corporate headquarters through December 2015, at which time this agreement terminated. The monthly rental fees for this space for the year ended December 31, 2015 was approximately $0.3 million. In November 2015, the Company entered into a lease agreement with Verde for its then corporate headquarters. The rent expense incurred related to this lease for the years ended December 31, 2016 and 2015 was approximately $0.9 million and $0.1 million, respectively. In December 2016, Verde sold the building and assigned the lease to a third party, which the Company continued leasing through June 2017.

During the first quarter of 2017, the Company subleased additional office space at DriveTime’s corporate headquarters in Tempe, Arizona. Pursuant to this arrangement, the Company incurred rent of approximately $0.1 million during the year ended December 31, 2017. This arrangement terminated in March 2017.

As discussed in Note 13 — Commitments and Contingencies, in September 2016, the Company entered into a lease with a third party for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guarantees up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. Pursuant to this sublease, which has a term of 83 months and is co-terminus with DriveTime's master lease, subject to the right to exercise three five-year extension options, the Company will pay DriveTime rent equal to the amounts due under DriveTime's master lease. During the years ended December 31, 2017 and 2016, the rent expense incurred related to this first floor sublease was approximately $0.7 million and $0.0 million, respectively.

Vehicle Inventory Purchases

Through September 2016, the Company selected vehicle inventory and used DriveTime's auction numbers to facilitate purchases under a non-interest bearing agreement requiring periodic repayments. Vehicles purchased under this agreement were acquired by the Company at DriveTime's cost of the vehicles purchased with no markup. Beginning October 1, 2016, the Company began purchasing its vehicle inventory independently and making the payments itself through its vehicle inventory financing and security agreement. See Note 7 — Debt Instruments for further information.

Vehicle Inventory Transfer to DriveTime

During the year ended December 31, 2016, the Company transferred used vehicle inventory with a carrying value of approximately $4.9 million to DriveTime to dispose of used vehicle inventory that no longer met the Company’s inventory specifications. The Company recorded a loss of approximately $0.8 million related to this disposal, which is included in cost of sales on the accompanying consolidated statement of operations.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

DriveTime Receivable Purchase Agreement

In June 2014, the Company entered into the DriveTime Receivable Purchase Agreement pursuant to which the Company may sell to DriveTime and DriveTime may purchase from the Company finance receivables that the Company originates in conjunction with the sale of vehicles. During the year ended December 31, 2016, DriveTime purchased a portion of the finance receivables the Company originated representing approximately $11.5 million of gross outstanding principal balance, resulting in a gain on loan sale from related party of approximately $0.3 million. The Company did not sell any finance receivables under this agreement during 2017 and DriveTime is not obligated to make any additional purchases under the agreement.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime, pursuant to which the Company may sell certain ancillary products, including vehicle service contracts ("VSCs"), to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the net fee to DriveTime on a periodic basis. During the years ended December 31, 2017 and 2016, the Company recognized approximately $8.9 million and $0.2 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying consolidated statements of operations.

Servicing and Administrative Fees

DriveTime provides administrative services associated with the Company's finance receivables and GAP waiver coverage. The Company incurred expense of approximately $0.3 million, $0.0 million and $0.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Credit Facility with Verde

On February 27, 2017, the Company entered into a credit facility with Verde for an amount up to $50.0 million (the "Verde Credit Facility"). Amounts outstanding accrued interest at a rate of 12.0% per annum and were scheduled to mature in August 2018. Upon execution of the agreement, the Company paid Verde a commitment fee of $1.0 million. In connection with the IPO completed on May 3, 2017, the Company repaid the outstanding principal balance of $35.0 million and accrued interest of approximately $0.4 million in full and the Verde Credit Facility agreement terminated.

Loan from Ernest Garcia, II

On March 31, 2016, the Company entered into a loan and security agreement with Ernest Garcia, II ("Mr. Garcia") of $10.0 million. The loan bore interest at an annual rate of 4.0% and had a maturity date of May 1, 2016, at which time all unpaid principal and accrued interest were payable to Mr. Garcia. On April 1, 2016, the Company received the proceeds from the loan and on April 28, 2016, the Company repaid the principal and accrued interest, thereby terminating the loan.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Investments with DriveTime

On July 21, 2015, the Company issued a $50.0 million note payable to DriveTime. The note payable accrued interest at one-month LIBOR plus 7.816% and was scheduled to mature on September 21, 2015. The proceeds from the note payable were used, in part, to fund an approximately $33.5 million dividend to Class A Unit holders on July 27, 2015. Certain of the Class A Unit holders used the proceeds from the dividend to make an approximately $33.5 million capital contribution to DriveTime in order to release the Company from its guarantees on the obligations under DriveTime’s outstanding senior secured notes. On July 27, 2015, the Company also issued a stock dividend of approximately 1.5 million Class A Units to Class A Unit holders on a pro rata basis in satisfaction, together with the approximately $33.5 million cash dividend, of such Class A Unit holders’ remaining $40.0 million preference. Satisfaction of the Class A Unit holders’ preference was necessary in order to facilitate the Company’s sale of Class C redeemable preferred units (the “Class C Redeemable Preferred Units”) on July 27, 2015. The issuance of the Class A Unit dividend increased the number of Class A Units authorized and outstanding and did not impact the Company’s members’ equity (deficit). On July 27, 2015, the Company issued approximately 11.8 million Class A Units to DriveTime in exchange for the cancellation of the $50.0 million note payable to DriveTime plus accrued interest.

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

Accounts Payable Due to Related Party

Amounts payable to DriveTime and Verde under the agreements explained above, as well as invoices DriveTime initially paid on behalf of the Company for vehicle reconditioning costs and general and administrative expenses, are included in accounts payable to related party in the accompanying consolidated balance sheets. As of December 31, 2017 and December 31, 2016, approximately $1.8 million and $1.9 million, respectively, was due to related parties primarily related to lease agreements, shared service fees, net VSC fees collected from customers and repayments to DriveTime for invoices paid on behalf of the Company.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6 — FINANCE RECEIVABLE SALE AGREEMENTS

Transfer Agreements and Note Purchase and Security Agreements

In January 2016, the Company entered into transfer agreements pursuant to which it sold finance receivables meeting certain underwriting criteria to certain third party purchasers who engage DriveTime as servicer of such receivables. Pursuant to certain note purchase and security agreements, entered into in connection with the transfer agreements, such third party purchasers of receivables issued notes to certain parties, including Delaware Life Insurance Company (“Delaware Life”), in which Mark Walter has a substantial ownership interest. Mark Walter also indirectly controls CVAN Holdings, LLC, an Existing LLC Unitholder, and has non-controlling ownership interests in the other note purchasers under the note purchase and security agreements. Pursuant to the note purchase and security agreements, Delaware Life advanced $63.0 million through December 31, 2016 to the trusts that purchased the Company's automotive finance receivables. Under this agreement through December 31, 2016, the Company had sold all $230.0 million of finance receivables, including approximately $72.4 million of finance receivables repurchased from DriveTime. On February 27, 2017, Delaware Life sold its interest in the notes under the note purchase and security agreements to an unrelated third party, but remains the administrative agent and paying agent for the note purchasers. The Company recognized gain on loan sales of approximately $6.6 million during the year ended December 31, 2016, which is included in other sales and revenues in the accompanying consolidated statements of operations. As of December 31, 2017, there was no unused capacity under the note purchase and security agreements.

Master Purchase and Sale Agreement and Master Transfer Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Purchase and Sale Agreement") and a master transfer agreement (the "2016 Master Transfer Agreement") pursuant to which it sells finance receivables meeting certain underwriting criteria to certain third party purchasers, including Ally Bank and Ally Financial (the "Ally Parties"). Through November 2017 under the Purchase and Sale Agreement and the 2016 Master Transfer Agreement, the Company could sell up to an aggregate of $375.0 million, and $292.2 million, respectively, in principal balances of finance receivables subject to adjustment as described in the respective agreements. On November 3, 2017, the Company amended its Purchase and Sale Agreement to increase the aggregate amount of principal balances of finance receivables it can sell from $375.0 million to $1.5 billion. Also on November 3, 2017, the Company terminated the remaining capacity under the 2016 Master Transfer Agreement and replaced this facility by entering into a new master transfer agreement (the "2017 Master Transfer Agreement") with a third party under which the third party has committed to purchase up to an aggregate of $357.1 million in principal balances of finance receivables.

During the year ended December 31, 2017, the Company sold approximately $343.6 million in principal balances of finance receivables under the Purchase and Sale Agreement, and an aggregate of approximately $163.7 million in principal balances of finance receivables under both master transfer agreements. As of December 31, 2017, there was approximately $1.2 billion and $324.9 million of unused capacity under the Purchase and Sale Agreement and the 2017 Master Transfer Agreement, respectively.

The total gain on loan sales related to finance receivables sold to third parties under these agreements during the years ended December 31, 2017 and 2016, was approximately $21.7 million and $0.6 million, respectively, which is included in other sales and revenues in the accompanying consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7 — DEBT INSTRUMENTS

Debt instruments as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Floor Plan Facility	$248,792	$165,313
Notes payable	26,641	5,461
Finance leases	27,264	—
Total debt	302,697	170,774
Less: current portion	(253,923)	(166,370)
Less: debt issuance costs (1)	(305)	—
Long-term debt, net	$48,469	$4,404
(1) The debt issuance costs related to notes payable and finance leases are presented as a reduction of the carrying amount of the liabilities. Debt issuance costs related to revolving debt arrangements are presented within other current assets and other assets on the accompanying consolidated balance sheets.

Floor Plan Facility

The Company has a floor plan facility with a third party to finance its used vehicle inventory, which is secured by substantially all of its assets, other than the Company's interests in real property (the "Floor Plan Facility"). The Company most recently amended the Floor Plan Facility in August 2017 to, among other things, extend the maturity date to December 31, 2018, and increase the available credit to $275.0 million through December 31, 2017 and to $350.0 million from January 1, 2018 through December 31, 2018. The Company is required to make monthly interest payments on borrowings under the Floor Plan Facility at a rate per annum equal to one-month LIBOR plus 3.65%, effective August 1, 2017. The Floor Plan Facility requires that at least 5% of the total principal amount owed to the lender is held as restricted cash.

Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory, unless customers financed the purchase by originating an automotive finance receivable. For used vehicle sales involving financing originated by the Company and sold under either the Purchase and Sale Agreement or the 2017 Master Transfer Agreement as mentioned in Note 6 — Finance Receivable Sale Agreements, the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one business day following the sale of the related finance receivable. In November 2017, the Company also entered into a letter agreement to extend repayment of amounts due under the Floor Plan Facility for used vehicle sales involving financing that are not sold under either the Purchase and Sale Agreement or the 2017 Master Transfer Agreement. With respect to such vehicles, the lender agreed to extend repayment of the advance or the loan for such vehicles to the earlier of fifteen business days after the sale of the vehicle or two business days following the sale or funding of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of i) 50% of the original principal amount or ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts.

As of December 31, 2017, the interest rate on the Floor Plan Facility was approximately 5.21%, the Company had an outstanding balance under this facility of approximately $248.8 million, borrowing capacity available of approximately $26.2 million and held approximately $12.4 million in restricted cash related to this facility. As of December 31, 2016, the interest rate on the Floor Plan Facility was 4.57%, the Company had an outstanding balance of approximately $165.3 million and held approximately $8.4 million in restricted cash related to this facility.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Long-Term Debt

Notes Payable

From time to time, the Company enters into promissory note agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of December 31, 2017, the outstanding principal of these notes had a weighted-average interest rate of 5.7% and totaled approximately $26.6 million, of which approximately $5.1 million is due within the next twelve months and is included as current portion of long-term debt in the accompanying consolidated balance sheets.

The following table summarizes the future minimum principal payments due in each period under the terms of the note payable agreements as of December 31, 2017 (in thousands):

Notes Payable
2018	$5,131
2019	6,269
2020	5,761
2021	5,720
2022	3,726
Thereafter	34
Total	$26,641

Finance Leases

Beginning in 2017, the Company has financed certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of December 31, 2017, none of these transactions have qualified for sale accounting due to forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that, if not repurchased prior, expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and some are subject to base rent increases throughout the term. As of December 31, 2017, the outstanding liability associated with these sale and leaseback arrangements, net of debt issuance costs, is approximately $27.0 million and is included in long-term debt in the accompanying consolidated balance sheet.

In November 2017, the Company entered into a master sale-leaseback agreement (the "MSLA") pursuant to which it may sell and lease back certain of its properties and construction improvements. A portion of the Company's finance leases described above are through the MSLA. A portion of the fixed rental payments set forth in the respective lease agreements are payable annually beginning in November 2019. Under the MSLA, at any time the Company may elect to, and beginning in November 2019, the purchaser has the right to, demand that the Company repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. As of December 31, 2017, the repurchase prices for all properties under the MSLA totaled approximately $19.2 million. Under the MSLA, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. As of December 31, 2017, the Company may sell and lease back an additional approximately $55.8 million of its property and equipment under the MSLA.

NOTE 8 — STOCKHOLDERS' EQUITY

Organizational Transactions

Immediately prior to the IPO, Carvana Co. amended and restated its certificate of incorporation to, among other things authorize (i) 50.0 million shares of Preferred Stock, par value $0.01 per share, (ii) 500.0 million shares of Class A common stock, par value $0.001 per share, and (iii) 125.0 million shares of Class B common stock, par value $0.001 per share. On

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 5, 2017, Carvana Co. amended and restated its certificate of incorporation to authorize 100,000 shares of Convertible Preferred Stock, with an initial stated value of $1,000 per share and a par value of $0.01 per share. Each share of Class A common stock generally entitles its holder to one vote on all matters to be voted on by stockholders. Each share of Class B common stock held by the Garcia Parties generally entitles its holder to ten votes on all matters to be voted on by stockholders, for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Carvana Co.'s Class A common stock determined on an as-exchanged basis assuming that all of the Class A Units and Class B common stock were exchanged for Class A common stock. All other shares of Class B common stock generally entitle their holders to one vote per share on all matters to be voted on by stockholders. Holders of Class B common stock are not entitled to receive dividends and would not be entitled to receive any distributions upon the liquidation, dissolution or winding down of the Company. Holders of Class A and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law.

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

As of December 31, 2017, there were approximately 165.8 million and 6.0 million Class A Units and Class B Units (as adjusted for the participation thresholds), respectively, issued and outstanding. As discussed in Note 10 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan through the completion of the IPO (the “LLC Equity Incentive Plan”) and are subject to a participation threshold and are earned over the requisite service period.

Initial Public Offering

As described in Note 1 — Business Organization, on May 3, 2017, Carvana Co. completed its IPO of 15.0 million shares of Class A common stock at a public offering price of $15.00 per share. Carvana Co. received approximately $205.8 million in proceeds, net of underwriting discounts and commissions and offering expenses. Carvana Co. used the proceeds to purchase approximately 18.8 million newly-issued membership interests of Carvana Group at a price per unit equal to 0.8 times the initial public offering price less underwriting discounts and commissions. In connection with the IPO, Carvana Co. transferred approximately 0.2 million Class A Units to Ernest Garcia, II in exchange for his 0.1% ownership interest in Carvana, LLC, a majority-owned subsidiary of Carvana Group. After the transfer Carvana Co. owned approximately 18.6 million Class A Units.

The Company incurred approximately $4.9 million of legal, accounting, printing and other professional fees directly related to the IPO, including $1.3 million incurred during 2016, of which $0.4 million were paid during 2016. Upon completion of the IPO, the total costs incurred for the IPO were charged against additional paid-in capital.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Exchange Agreement

Carvana Co. and the Existing LLC Unitholders entered into an Exchange Agreement under which each Existing LLC Unitholder (and certain permitted transferees thereof) can receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions and subject to vesting and the respective participation threshold for Class B Units. To the extent such owners also hold Class B common stock, they will be required to deliver to Carvana Co. a number of shares of Class B common stock equal to the number of shares of Class A common stock being exchanged for. Any shares of Class B common stock so delivered will be canceled. The number of exchangeable Class B Units is determined based on the value of Carvana Co.'s Class A common stock and the applicable participation threshold.

During the year ended December 31, 2017, certain Existing LLC Unitholders exchanged 3.3 million LLC Units and 2.6 million shares of Class B common stock for 2.6 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received 3.3 million LLC Units, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

Subsequent to December 31, 2017, certain Existing LLC Unitholders exchanged 1.7 million LLC Units and 1.3 million shares of Class B common stock for 1.3 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received 1.7 million LLC Units, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

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

On May 3, 2017, the Company closed its IPO at a price such that the Company is no longer liable for the accrued Class C Return, and the outstanding Class C Redeemable Preferred Units converted to Class A Units on a one-to-one basis. As of December 31, 2017, all Class C Redeemable Preferred Units had converted to Class A Units and the related balance became a component of permanent equity on the accompanying consolidated balance sheet.

Convertible Preferred Stock

On December 5, 2017, Carvana Co. sold 100,000 shares of Convertible Preferred Stock for a purchase price of $100.0 million and net proceeds of approximately $98.5 million, which it used to purchase 100,000 Convertible Preferred Units of Carvana Group at a price per unit equal to the initial stated value of the Convertible Preferred Stock less issuance costs. The Convertible Preferred Stock has a par value of $0.01 per share and a liquidation value of $1,000 per share.

At the holder's request beginning on January 29, 2018, any or all shares of the Convertible Preferred Stock are convertible into shares of Class A common stock at an initial conversion rate of 50.78 shares of Class A common stock per share of Convertible Preferred Stock. On or after December 5, 2018, the Company will have the option to cause all Convertible Preferred Shares to be converted into shares of Class A common stock or cash, at the Company's election, if the 10-day volume-weighted average price equals or exceeds 150% of the conversion price as set forth in the agreement. In the event Carvana Co. issues any shares of Class A common stock upon conversion of any shares of Convertible Preferred Stock or in connection with any Class A Preferred Stock Change of Control Repurchase, a corresponding number of Convertible Preferred Units shall be

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

cancelled and cease to be outstanding, and Carvana Group will issue Class A Units to Carvana Co. on a four-to-five ratio between the number of shares of Class A common stock issued by Carvana Co. to the holders of the Convertible Preferred Stock and the number of Class A Units issued.

The initial conversion price was $19.6945, which was calculated based on a 20.0% premium to the volume weighted average price for Class A common stock during the 5 trading days immediately preceding December 4, 2017. As a result of the increase in the share price following announcement of the transaction, the share price of Class A common stock exceeded the conversion price on the commitment date and resulted in a beneficial conversion feature ("BCF") of approximately $2.6 million. The BCF was originally recorded as a reduction of the Convertible Preferred Stock with an offset to additional paid-in capital. The BCF accretes as a deemed dividend through January 29, 2018, the first available conversion date, increasing the carrying value of the Convertible Preferred Stock with an offsetting charge to additional paid-in capital. During the year ended December 31, 2017, the Company recorded approximately $1.2 million in accretion related to the BCF. The carrying value of the Convertible Preferred Stock was approximately $97.1 million as of December 31, 2017.

Upon a change of control, as defined in the agreement, each holder of Convertible Preferred Stock has the option to require the Company (or its successor) to purchase, any or all of its Convertible Preferred Stock at a purchase price per share, payable at the Company’s option in any combination of cash or shares of Class A common stock, of 101% of the liquidation preference, plus all accumulated dividends.

Holders of the Convertible Preferred Stock have no voting rights. The Convertible Preferred Stock ranks senior, as to payment of dividends and distributions of assets upon the liquidation, dissolution or winding up of Company, to the Company’s common stock and any shares of capital stock of the Company not expressly ranking senior to or pari passu with the Convertible Preferred Stock, and junior to all shares of capital stock of the Company issued in the future, if the terms of which expressly provide that such shares will rank senior to the Convertible Preferred Stock.

The Convertible Preferred Stock accrues dividends at 5.50% of the liquidation preference of $1,000 per share. The dividends are payable in cash quarterly commencing March 15, 2018 so long as the Company has funds legally available and the Board declares a cash dividend payable. The Company may not declare dividends on shares of its common stock or purchase or redeem shares of its common stock, unless all accumulated and unpaid dividends on the Convertible Preferred Stock have been paid in full or a sum for such amounts has been set aside for payment. As the Company declares and pays dividends on the Convertible Preferred Stock, Carvana Group will make distributions to Carvana Co. in respect of the Convertible Preferred Units in an amount equal to the related Convertible Preferred Stock dividend amount and any corresponding tax payments.

NOTE 9 — NON-CONTROLLING INTERESTS

As discussed in Note 1 — Business Organization, Carvana Co. consolidates the financial results of Carvana Group and reports a non-controlling interest related to the portion of Carvana Group owned by the Existing LLC Unitholders. Changes in the ownership interest in Carvana Group while Carvana Co. retains its controlling interest will be accounted for as equity transactions. Exchanges of LLC Units result in a change in ownership and reduce the amount recorded as non-controlling interests and increase additional paid-in capital.

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

The non-controlling interest related to the Class B Units is determined based on the respective participation thresholds and the share price of Class A common stock on an as-converted basis. To the extent that the number of as-converted Class B Units changes or Class B Units are forfeited, the resulting difference in ownership will be accounted for as equity transactions adjusting the non-controlling interest and additional paid-in capital.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the year ended December 31, 2017, the total adjustments related to exchanges of LLC Units was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $3.6 million, which has been included in exchanges of LLC Units in the accompanying consolidated statement of stockholders' equity. During the year ended December 31, 2017, the total adjustments related to equity compensation plan activity, changes in the number of as-converted Class B Units and forfeitures of Class B Units, was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $0.3 million, which has been included in adjustments to non-controlling interests in the accompanying consolidated statement of stockholders' equity.

As of December 31, 2017, Carvana Co. owned approximately 12.9% of Carvana Group with the Existing LLC Unitholders owning the remaining 87.1%. The net loss attributable to the non-controlling interests on the accompanying consolidated statement of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling Existing LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

The following table summarizes the effects of changes in ownership in Carvana Group on the Company's equity during the year ended December 31, 2017 (in thousands):

Transfers (to) from non-controlling interests:
Decrease in additional paid-in capital as a result of the Organizational Transactions	$(174,144)
Increase in additional paid-in capital as a result of exchanges of LLC Units	3,631
Increase in additional paid-in capital as a result of adjustments to the non-controlling interests	340
Total transfers to non-controlling interests	$(170,173)

NOTE 10 — EQUITY-BASED COMPENSATION

Equity-based compensation expense is recognized based on amortizing the grant-date fair value of equity awards, less actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The grant-date fair value of equity awards granted after the IPO is based on the closing price of Class A common stock on the date of grant. As of December 31, 2017, all outstanding equity-based awards have service-based vesting conditions and are classified as equity awards. Equity-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and related to the following types of equity awards (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Class B Units	$1,771	$555	$490
Restricted Stock Units and Awards	2,662	—	—
Options	1,178	—	—
Total equity-based compensation expense	$5,611	$555	$490

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2017, unrecognized equity-based compensation related to outstanding awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2017 is presented in the table below. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

	Unrecognized Equity-Based Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
Class B Units	$6,647	3.5
Restricted Stock Units and Awards	6,871	2.7
Options	5,855	4.0
Total unrecognized equity-based compensation	$19,373

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted, and the Board approved, the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, and other stock-based awards to employees, directors, officers and consultants. As of December 31, 2017, approximately 12.7 million shares remain available for future equity-based award grants.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards ("RSAs") entitle recipients to vote and to receive all dividends declared with respect to such shares, payable upon vesting. RSAs vest over a period of one to five years, subject to the recipient's continued employment or service. During the year ended December 31, 2017, the Company issued certain employees and consultants an aggregate of approximately 0.6 million RSAs, pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $16.97.

Restricted stock units ("RSUs") do not entitle recipients to vote or receive dividends. RSUs vest over a period of one to two years, subject to the recipient's continued employment. During the year ended December 31, 2017, the Company issued certain employees an aggregate of approximately 22,000 RSUs, pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $20.64. RSUs are settled in shares of Class A common stock on a one-to-one basis within thirty days of vesting.

RSA and RSU activity during the year ended December 31, 2017 was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2017	—	n/a
Granted	584	$17.11
Settled	(135)	$15.91
Forfeited	(29)	$15.06
Outstanding at December 31, 2017(1)	420	$17.63
(1) All outstanding RSAs and RSUs at December 31, 2017 are unvested.

Non-Qualified Stock Options

Non-qualified stock options allow recipients to purchase shares of Class A common stock at a fixed exercise price. The fixed exercise price is equal to the price of a share of Class A common stock at the time of grant.  The options typically vest 20% on the anniversary of the grant date and in equal monthly installments thereafter for a total vesting period of five years and expire ten years after the grant date.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock option activity during the year ended December 31, 2017 was as follows (shares and intrinsic value in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	—
Options granted	784	$15.58		n/a
Options exercised	(3)	$15.00		$14
Options forfeited or expired	(26)	$15.00		n/a
Outstanding at December 31, 2017	755	$15.60	9.5	$3,000

Vested and exercisable as of December 31, 2017	59	$15.00	9.4	$242
Expected to vest as of December 31, 2017	696	$15.65	9.5	$2,758

The Company determined the grant-date fair value of the options granted during the year ended December 31, 2017 using the Black-Scholes valuation model with the following weighted-average assumptions:

Expected volatility(1)	63.0%
Expected dividend yield	—%
Expected term (in years)(2)	6.27
Risk-free interest rate	2.0%
Weighted-average grant-date fair value per option	$9.18
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

Class B Units

Prior to March 2015, Carvana Group did not have an equity incentive plan. In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant up to 10.0 million Class B Units to eligible employees, non-employee officers, consultants and directors with service vesting conditions. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. The awards granted under the LLC Equity Incentive Plan are earned over the requisite service period, which is typically four to five years, and must meet the participation threshold requirements to participate in any distributions. As of December 31, 2017, outstanding Class B Units had participation thresholds between $0.00 to $12.00. Vested Class B Units participate in any distributions of Carvana Group in excess of those required for the Convertible Preferred Units and the Class A Units subject to the participation threshold. As discussed in Note 8 — Stockholders' Equity, participants may receive shares of Carvana Co. Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of Carvana Co., subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the Class B Unit activity for the year ended December 31, 2017 is as follows:

	Class B Units
	Number of Class B Units (in thousands)	Weighted-Average Participation Threshold per Class B Unit
Outstanding at January 1, 2017	6,740	$1.91
Granted	767	$12.00
Exchanged	(51)	$1.81
Forfeited	(35)	$3.48
Outstanding at December 31, 2017	7,421	$2.95

Vested as of December 31, 2017	3,873	$1.41
Expected to vest as of December 31, 2017	3,548	$4.62

The Company used a third party valuation specialist to assist management in its estimation of the grant-date fair value of the Class B Units on the respective grant dates. As the participation threshold provides a threshold similar to that of an exercise price for a stock option, the Company used option pricing valuation models with the following weighted-average assumptions:

	For the Years Ended December 31,
	2017	2016	2015
Expected volatility(1)	63.0%	68.0%	65.0%
Expected dividend yield	—%	—%	—%
Expected term (in years)(2)	6.3	1.8	2.5
Risk-free interest rate	1.9%	0.9%	1.2%
Weighted-average grant date fair value per Class B Unit	$7.04	$0.34	$0.34
(1) Measured using selected high-growth guideline companies and considering the risk factors that would influence the range of expected volatility because the Company does not have sufficient historical data to provide a reasonable basis upon which to estimate the expected volatility.
(2) In 2017, the expected term represents the estimated period of time until an award is exchanged and was determined using the simplified method because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The following table presents the calculation of basic and diluted net loss per share during the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	2017	2016	2015
Numerator:
Net loss	$(164,316)	$(93,112)	$(36,780)
Less: Net loss attributable to non-controlling interests	(146,003)	(82,963)	(32,771)
Less: dividends on Class A convertible preferred stock	413	—	—
Less: accretion of beneficial conversion feature on Class A convertible preferred stock	1,237	—	—
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(19,963)	$(10,149)	$(4,009)
Denominator:
Weighted-average shares of Class A common stock outstanding	15,517	15,000	15,000
Less: unvested weighted-average restricted stock awards	276	—	—
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	15,241	15,000	15,000
Net loss per share of Class A common stock, basic and diluted	$(1.31)	$(0.68)	$(0.27)

Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented. Shares of Convertible Preferred Stock are considered potentially dilutive shares of Class A common stock because they are convertible into shares of Class A common stock. LLC Units (adjusted for the Exchange Ratio and participation thresholds) are considered potentially dilutive shares of Class A common stock because they are exchangeable into shares of Class A common stock.

Weighted-average as-converted shares of Convertible Preferred Stock of approximately 0.4 million for the year ended December 31, 2017 were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average as-converted Class A Units of approximately 117.0 million, 117.2 million and 117.2 million together with the related Class B common stock for the years ended December 31, 2017, 2016 and 2015, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units of approximately 7.4 million, 6.7 million and 5.6 million at December 31, 2017, 2016 and 2015, respectively, were evaluated for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average potentially dilutive restricted stock awards and units of approximately 0.3 million outstanding during the year ended December 31, 2017 were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of December 31, 2017, 0.8 million options were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

NOTE 12 — INCOME TAXES

As described in Note 1 — Business Organization, as a result of the IPO and Organizational Transactions, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Co. was formed on November 29, 2016 and did not engage in any operations prior to the IPO. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co.

Net loss before income taxes was $164.3 million, $93.1 million and $36.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company had no income tax expense for the years ended December 31, 2017, 2016 and 2015.

A reconciliation of the U.S. federal rate to the Company’s effective income tax rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Expected U.S. federal income taxes at statutory rate	$(57,511)	35.0%	$(32,589)	35.0%	$(12,873)	35.0%
Impact of 2017 Tax Cuts and Jobs Act	9,303	(5.7)%	—	—%	—	—%
Loss attributable to non-controlling interests	52,607	(32.0)%	—	—%	—	—%
Valuation allowance	(4,464)	2.7%	—	—%	—	—%
Non-deductible expenses	65	0.0%	—	—%	—	—%
Effect due to LLC flow-through structure	—	—%	32,589	(35.0)%	12,873	(35.0)%
Income tax expense	$—	—%	$—	—%	$—	—%

Deferred income taxes reflect the net tax effects of temporary differences between the tax basis in an asset or liability and its reported amount under U.S. GAAP. These temporary differences result in taxable or deductible amounts in future years. The components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Investment in Carvana Group	$12,757	$—
Net operating loss carryforwards	3,855	—
Total gross deferred tax assets	16,612	—
Valuation allowance	(16,612)	—
Total deferred tax assets, net of valuation allowance	$—	$—

As of December 31, 2017, the Company had federal and state net operating loss carry forwards of $15.4 million which expire in 2037.

As described in Note 8 — Stockholders' Equity, the Company acquired 3.3 million LLC Units during the year ended December 31, 2017 in connection with exchanges with Existing LLC Unitholders. During the year ended December 31, 2017, the Company recorded a gross deferred tax asset of $20.0 million associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying statements of stockholders' equity.

As described in Note 1 - Business Organization and Note 8 — Stockholders' Equity, Carvana Co. purchased approximately 18.8 million newly-issued LLC Units of Carvana Group in connection with the IPO. The Company recognized a gross deferred tax asset of $0.5 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying statements of stockholders' equity. The Company has

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

not recorded a deferred tax asset of $43.1 million related to the remaining basis difference associated with this purchase of LLC Units as the difference will only reverse upon the sale of its interest in Carvana Group.

During the year ended December 31, 2017, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance of $16.6 million. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

On December 22, 2017, the U.S. government enacted tax legislation referred to as the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act reduces the U.S. federal corporate tax rate from the previous rate of 35 percent to 21 percent effective January 1, 2018. The 2017 Tax Act also makes broad and complex changes to the U.S. tax code, including, but not limited to (i) limitations on net operating loss carryforwards created in tax years beginning after December 31, 2017 while also allowing such net operating losses to be carried forward indefinitely; (ii) bonus depreciation allowing full expensing of qualified property; (iii) limitations on the deductibility of certain executive compensation; and, (iv) limitations to the amount of deductible interest.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the 2017 Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the 2017 Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the 2017 Tax Act under ASC Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, the Company must reflect the income tax effects of the 2017 Tax Act in the reporting period in which it completes its analysis. The Company has recorded the impact of the Tax Act on its deferred tax balances related to the change in tax rate. During the year ended December 31, 2017, the Company recorded a decrease in its deferred tax assets of $9.3 million with a corresponding decrease in valuation allowance. SAB 118 allows the Company to refrain from making a decision on certain provisions in the 2017 Tax Act and the Company will continue to review and assess the potential impact of the legislation on its consolidated financial statements factoring in changes due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions that the Company has made and additional guidance that may be issued by the U.S. government. The Company will complete its analysis over the one-year measurement period ending December 22, 2018 and any adjustments during that period will be included in the Company’s results of operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

Tax Receivable Agreement

Carvana Co. expects to obtain an increase in its share of the tax basis in the net assets of Carvana Group when LLC Units are exchanged by the Existing LLC Unitholders and other qualifying transactions. As described in Note 8 - Stockholders' Equity, each change in outstanding shares of Class A common stock results in a corresponding increase or decrease in Carvana Co.'s ownership of LLC Units. The Company intends to treat any exchanges of LLC Units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Carvana Co. would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement (the “TRA”). Under the TRA, the Company generally will be required to pay to the Existing LLC Unitholders 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Carvana Group for shares of Carvana Co.'s Class A common stock or cash, including any basis adjustment relating to the assets of Carvana Group and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

If the Internal Revenue Service or a state or local taxing authority challenges the tax basis adjustments that give rise to payments under the TRA and the tax basis adjustments are subsequently disallowed, the recipients of payments under the agreement will not reimburse the Company for any payments the Company previously made to them. Any such disallowance would be taken into

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The TRA provides that if (i) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, (ii) there is a material breach of any material obligations under the TRA; or (iii) the Company elects an early termination of the TRA, then the TRA will terminate and the Company's obligations, or the Company's successor’s obligations, under the TRA will accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and that any LLC Units that have not been exchanged are deemed exchanged for the fair market value of the Company's Class A common stock at the time of termination.

As of December 31, 2017, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of December 31, 2017, the total unrecorded TRA liability is approximately $10.9 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Uncertain Tax Positions

Based on the Company's analysis of tax positions taken on income tax returns filed, no uncertain tax positions existed as of December 31, 2017, 2016 and 2015. Carvana Co. was formed in November 2016 and did not engage in any operations prior to the IPO and Organizational Transactions. Carvana Co. was not required to file 2016 tax returns and will file its first tax returns for the tax year 2017, which will be the first year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Carvana Group is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. Carvana Group has filed income tax returns for years through 2016. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2017, the Company is a tenant under various operating leases with third parties related to certain of its delivery hubs, vending machines and offices. The initial terms expire at various dates between 2018 and 2032, and many of the leases include renewal options ranging from three to twenty years. Rent is recognized on a straight-line basis over the lease term and includes scheduled rent increases as well as amortization of tenant improvement allowances. Rent expense for these operating leases was approximately $4.2 million, $0.9 million and $0.3 million for years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company also has lease agreements with DriveTime that provide the Company access to and utilization of space at various DriveTime inspection and reconditioning centers, temporary storage locations and retail facilities. Additionally, the Company entered into a sublease with DriveTime for the use of the first floor of its corporate headquarters in Tempe, Arizona. See Note 5 — Related Party Transactions for further related party lease information.

Beginning in December 2017, the Company has operating leases with third parties for certain of its transportation fleet. The initial lease terms are for two years from the delivery date of each individual vehicle to the Company, at which time each lease will extend on a month-to-month basis for a potential total lease term of six years unless both parties agree to earlier termination or replacement. Rent expense for these operating leases was approximately $0.1 million for the year ended December 31, 2017.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the future minimum payments for operating leases due in each period as of December 31, 2017 (in thousands):

		Operating Leases (1)
	Finance Leases (3)	Related Party (2)	Non-Related Party	Total
2018	$2,490	$3,628	$4,576	$8,204
2019	3,356	4,004	4,218	8,222
2020	2,923	4,076	3,904	7,980
2021	2,923	4,149	3,596	7,745
2022	2,940	4,223	3,509	7,732
Thereafter	34,113	22,130	56,749	78,879
Total	$48,745	$42,210	$76,552	$118,762
(1) Leases that are on a month-to-month basis and lease extensions that the Company does not expect to take are not included.
(2) Related Party lease payments exclude rent payments due under the DriveTime Lease Agreement, as those are contingent upon the Company's utilization of the leased assets.
(3) Payments under the finance leases assume the Company does not repurchase the properties during the lease term. For further discussion refer to Note 7 - Debt Instruments.

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $0.8 million and $0.3 million as of December 31, 2017 and 2016, respectively, and is included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets.

Letters of Credit

In October 2016, the Company obtained an unconditional, irrevocable, stand-by letter of credit for $1.9 million to satisfy a condition of a lease agreement. The Company is required to maintain a cash deposit of $1.9 million with the financial institution that issued the stand-by letter of credit until February 2018, at which point the cash deposit requirement will be reduced by approximately $1.0 million until November 30, 2018, at which time the letter of credit shall expire. The Company has earned interest on this letter of credit, and as of both December 31, 2017 and 2016, the balance with the financial institution was approximately $2.0 million. This balance is classified as restricted cash in the accompanying consolidated balance sheets.

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2017 and 2016, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity and capital resources.

Future litigation may be necessary to defend the Company and its partners by determining the scope, enforceability and validity of third party proprietary rights or to establish its own proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Items Measured at Fair Value on a Recurring Basis

As of December 31, 2017 and 2016, the Company held certain assets that were required to be measured at fair value on a recurring basis. The following is a summary of fair value measurements at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$171,859	$171,859	$—	$—
Purchase price adjustment receivable (2)	1,719	—	—	1,719

	December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$20,088	$20,088	$—	$—
___________________________
(1) Consist of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying consolidated balance sheets.
(2) Classified as other assets in the accompanying consolidated balance sheet and as a component of other sales and revenues in the accompanying consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the Floor Plan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period. The carrying value of notes payable was determined to approximate fair value as each of the notes has prevailing interest rates, which have not materially changed as of December 31, 2017. The carrying value of finance leases was determined to approximate fair value as each of the transactions was entered into at prevailing interest rates during the year ended December 31, 2017. The fair value of finance receivables, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of December 31, 2017 and December 31, 2016 were as follows (in thousands):

	December 31,
	2017	2016
Carrying value	$45,564	$24,771
Fair value	47,514	25,554

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Cash payments for interest to third parties	$6,682	$2,855	$626
Cash payments for interest to related parties	$382	$30	$617
Non-cash investing and financing activities:
Capital expenditures financed through long-term debt	$18,005	$5,745	$—
Capital expenditures included in accounts payable and accrued liabilities	$8,619	$3,172	$—
Dividends on Convertible Preferred Stock included in accrued liabilities	$413	$—	$—
Costs related to issuances of equity included in accrued liabilities	$175	$879	$—
Accrual of return on Class C redeemable preferred units	$9,439	$20,583	$3,495
Conversion of Class C redeemable preferred units to Class A Units	$260,411	$—	$—
Note payable to related parties exchanged for Class A Units	$—	$—	$50,000

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables sets forth certain unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended
	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
Net sales and operating revenues	$72,951	$86,526	$98,844	$106,827	$159,073	$209,365	$225,379	$265,053
Gross profit	$3,957	$6,037	$6,766	$2,437	$9,746	$16,039	$20,416	$21,890
Net loss	$(17,325)	$(18,108)	$(21,985)	$(35,694)	$(38,439)	$(38,870)	$(39,769)	$(47,238)
Net loss attributable to Carvana Co.	$(17,325)	$(18,108)	$(21,985)	$(35,694)	$(38,439)	$(14,542)	$(4,380)	$(5,480)

Net loss per share of Class A common stock, basic and diluted (1)(2)	$(0.13)	$(0.13)	$(0.16)	$(0.26)	$(0.28)	$(0.28)	$(0.29)	$(0.45)

(1) The sum of the four quarters may differ from the annual amount due to rounding.
(2) Amounts for periods prior to the initial public offering have been retrospectively adjusted to give effect to 15.0 million shares of Class A common stock issued in the initial public offering and the Organizational Transactions described in Note 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.

In addition, because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

ITEM 9B. OTHER INFORMATION.

On March 2, 2018, Carvana Group amended its LLC Agreement to, among other things, create a class of convertible preferred units. The convertible preferred units were created in connection with the December 5, 2017 issuance and sale of 100,000 shares of Convertible Preferred Stock of Carvana Co.  The amendment was effective December 5, 2017.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information about our equity compensation plans under which our Class A common stock is authorized for issuance as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	754,946	$15.60	12,686,852
(1) Includes awards granted and available for future issuance under our 2017 Omnibus Incentive Plan.

The information required by Item 403 of Regulation S-K is incorporated by reference to Carvana’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements: The Consolidated Financial Statements of Carvana are set forth in Part II, Item 8 of this Form 10-K.
2.	Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts.

Schedule II - Valuation and Qualifying Accounts

Additions
(in thousands)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Reductions	Balance at end of period
Deferred tax asset valuation allowance:
Year ended December 31, 2017	$—	$(3,911)	$20,523	(1)	$—	$16,612
Year ended December 31, 2016	$—	$—	$—		$—	$—
Year ended December 31, 2015	$—	$—	$—		$—	$—

(1) Amount relates to a valuation allowance established on deferred taxes related to our investment in Carvana Group.

All other financial statement schedules are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

3.	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Carvana Co., dated April 27, 2017 (incorporated by reference to Exhibit 3.1 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).

3.2	Amended and Restated Bylaws of Carvana Co., dated April 27, 2017 (incorporated by reference to Exhibit 3.2 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).
3.3
Certificate of Designations, Preferences, and Rights of Class A Convertible Preferred Stock of Carvana Co., dated December 5, 2017 (incorporated by reference to Exhibit 3.1 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on December 5, 2017).

10.1
Tax Receivable Agreement, dated April 27, 2017, by and among the Carvana Co., Carvana Group, LLC, a Delaware limited liability company and the TRA Holders (as defined therein) (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).

10.2
Fourth Amended and Restated Limited Liability Company Agreement of Carvana Group, LLC, dated April 27, 2017, by and among Carvana Group, LLC and its Members (as defined therein) (incorporated by reference to Exhibit 10.2 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).

10.3
Exchange Agreement, dated April 27, 2017, by and among the Company, Carvana Group, Carvana Co. Sub LLC and the holders of the Company’s Common Units (as defined therein) (incorporated by reference to Exhibit 10.3 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).

10.4
Second Amended and Restated Registration Rights Agreement, dated April 27, 2017, by and among the Company, Carvana Group and the other signatories party thereto (incorporated by reference to Exhibit 10.4 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.6	Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).
10.7	First Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on June 6, 2017).
10.8	Second Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).
10.9
Investment Agreement, dated December 4, 2017, by and between Carvana Co. and DDFS Partnership LP (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on December 4, 2017).

10.10
Amended and Restated Inventory Financing and Security Agreement, dated as of July 27, 2015 among Ally Bank, Ally Financial and Carvana, LLC (incorporated by reference to Exhibit 10.11 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.11
Amendment to Amended and Restated Inventory Financing and Security Agreement, dated as of December 30, 2015 among Ally Bank, Ally Financial and Carvana, LLC (incorporated by reference to Exhibit 10.12 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.12
Third Amendment to Amended and Restated Inventory Financing and Security Agreement, dated as of November 9, 2016 among Ally Bank, Ally Financial and Carvana, LLC (incorporated by reference to Exhibit 10.13 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.13
Letter Agreement re Notice of Change in Release Period for Certain Vehicles, dated as of February 10, 2017 among Ally Bank, Ally Financial and Carvana, LLC (incorporated by reference to Exhibit 10.14 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.14
Fourth Amendment to Amended and Restated Inventory Financing and Security Agreement, dated as of March 31, 2017 among Ally Bank, Ally Financial and Carvana, LLC (incorporated by reference to Exhibit 10.30 to Carvana Co.’s Registration Statement on Form S-1/A filed with the SEC on April 11, 2017).

10.15
Fifth Amendment to Amended and Restated Inventory Financing and Security Agreement, dated June 5, 2017 among Carvana, LLC, Ally Bank and Ally Financial Inc. (incorporated by reference to Exhibit 10.2 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on June 6, 2017).

10.16
Sixth Amendment to Amended and Restated Inventory Financing and Security Agreement, dated August 4, 2017 among Carvana, LLC, Ally Bank and Ally Financial Inc. (incorporated by reference to Exhibit 10.2 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017).

10.17
First Amendment to Time Sharing Agreement, dated May 15, 2017 among DT Credit Company , LLC and the Lessees listed therein (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017).

10.18
Second Amendment to Fourth Amended and Restated Lease, dated August 7, 2017 among DriveTime Car Sales Company, LLC, Carvana, LLC and Carvana Shipping & Delivery, LLC (incorporated by reference to Exhibit 10.3 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017).

10.19
Letter Agreement re Notice of Change in Release Period among Carvana, LLC, Ally Bank and Ally Financial, dated November 2, 2017 (incorporated by reference to Exhibit 10.2 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.20
Second Amendment to the Amended and Restated Master Purchase and Sale Agreement among Carvana Auto Receivables 2016-1 LLC, Ally Bank and Ally Financial Inc., dated November 3, 2017 (incorporated by reference to Exhibit 10.3 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.21
Master Transfer Agreement between Carvana Auto Receivables 2016-1 LLC and Sonoran Auto Receivables Trust 2017-1, dated November 3, 2017 (incorporated by reference to Exhibit 10.4 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.22
Master Sale-Leaseback Agreement between Carvana, LLC and VMRE, LLC, dated November 3, 2017 (incorporated by reference to Exhibit 10.5 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.23
Intellectual Property License Agreement, dated as of April 14, 2017, among DriveTime Automotive Group, Inc., DriveTime Car Sales Company LLC, Bridgecrest Acceptance Corporation f/k/a DT Acceptance Corporation and their respective wholly owned subsidiaries and Carvana, LLC (incorporated by reference to Exhibit 10.25 to Carvana Co.’s Registration Statement on Form S-1/A filed with the SEC on April 17, 2017).

10.24
First Amendment to Second Amended and Restated Shared Services Agreement, dated April 14, 2017, by and between DriveTime Automotive Group, Inc., and Bridgecrest Acceptance Corporation, f/k/a DT Acceptance Corporation and Carvana LLC (incorporated by reference to Exhibit 10.31 to Carvana Co.’s Registration Statement on Form S-1/A filed with the SEC on April 17, 2017).

10.25	Carvana Group, LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.26
Fourth Amended and Restated Lease Agreement, dated February 24, 2017 by and between DriveTime Car Sales Company, LLC, as landlord, and Carvana LLC and Carvana Shipping & Delivery, LLC, as tenant (incorporated by reference to Exhibit 10.17 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.27
Second Amended and Restated Shared Services Agreement, dated February 27, 2017, by and between DriveTime Automotive Group, Inc., and Bridgecrest Acceptance Corporation, f/k/a DT Acceptance Corporation and Carvana LLC (incorporated by reference to Exhibit 10.18 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.28
Origination Agreement, dated June 1, 2014, by and between Carvana, LLC, as seller, and Bridgecrest Acceptance Corporation, f/k/a DT Acceptance Corporation, as purchaser (incorporated by reference to Exhibit 10.19 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.29
Amendment No 1 to Origination Agreement, dated December 31, 2015, by and between Carvana, LLC, as seller, and Bridgecrest Acceptance Corporation, f/k/a DT Acceptance Corporation, as purchase (incorporated by reference to Exhibit 10.20 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.30
Time Sharing Agreement, dated October 22, 2015, by and among Bridgecrest Credit Company, LLC, f/k/a DT Credit Company, LLC, as lessor, and Carvana Group, LLC, Verde Investments, Inc., GO Capital Holdings, LLC and Oreno Holdings, LLC, as lessees (incorporated by reference to Exhibit 10.21 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.31
Amended and Restated Master Purchase and Sale Agreement, among Ally Bank, Ally Financial, Inc. and Carvana Auto Receivables 2016-1 LLC, dated as of March 6, 2017 (incorporated by reference to Exhibit 10.22 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.32
Amended and Restated Master Transfer Agreement, among Sonoran Auto Receivables Trust 2016-1 and Carvana Auto Receivables 2016-1 LLC, dated as of March 6, 2017 (incorporated by reference to Exhibit 10.23 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.33
SilverRock Automotive Master Dealer Agreement, dated December 8, 2016 among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc. and Carvana, LLC (incorporated by reference to Exhibit 10.24 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.34
IP License Agreement, dated as of February 27, 2017, among DriveTime Automotive Group, Inc., DriveTime Car Sales Company LLC, Bridgecrest Acceptance Corporation f/k/a DT Acceptance Corporation and their respective wholly owned subsidiaries and Carvana, LLC (incorporated by reference to Exhibit 10.25 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.35
Master Loan Agreement, dated as of February 27, 2017 among Carvana Group, LLC, as borrower, Verde Investments, Inc. and the other lenders party thereto (incorporated by reference to Exhibit 10.26 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.36
Guaranty, dated as of February 27, 2017 between Carvana, LLC and Verde Investments, Inc. (incorporated by reference to Exhibit 10.27 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.37
First Amendment to Fourth Amended and Restated Lease, dated March 31, 2017 among DriveTime Car Sales Company, LLC, Carvana, LLC and Carvana Shipping and Delivery, LLC (incorporated by reference to Exhibit 10.29 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.38	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.39	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.40	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.41	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.8 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.42	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.43	First Amendment to the Ally MPSA, filed herewith.
10.44	Omnibus Amendment No. 2 to the Ally Flow transaction, filed herewith.
10.45	Omnibus Amendment No. 1 to the Ally Warehouse transaction, filed herewith.
10.46	Amendment No. 1 to Fourth Amendment and Restated LLC Agreement of Carvana Group, filed herewith.
10.47 *	Third Amendment to Amended and Restated Lease Agreement with DriveTime, filed herewith.
21.1	Carvana Co. Subsidiaries, filed herewith.
23.1	Consent of Grant Thornton, LLC, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 6, 2018	Carvana Co.
(Registrant)

	By:	/s/ Ernie Garcia, III
Ernie Garcia, III
President, Chief Executive Officer and Chairman
March 6, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernie Garcia, III	President, Chief Executive Officer and Chairman	March 6, 2018
Ernie Garcia, III

/s/ Mark Jenkins	Chief Financial Officer	March 6, 2018
Mark Jenkins

/s/ John McKeon	Senior Director of Accounting and Controller	March 6, 2018
John McKeon

/s/ Michael Maroone	Director	March 6, 2018
Michael Maroone

/s/ Ira Platt	Director	March 6, 2018
Ira Platt

/s/ Dan Quayle	Director	March 6, 2018
Dan Quayle

/s/ Greg Sullivan	Director	March 6, 2018
Greg Sullivan