Form 10-Q
period 2018-03-31
CARVANA CO.
filed 2018-05-09
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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

(480) 719-8809
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of May 4, 2018, the registrant had 30,146,712 shares of Class A common stock outstanding and 109,707,101 shares of Class B common stock outstanding.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$121,497	$172,680
Restricted cash	18,428	14,443
Accounts receivable, net	20,969	14,105
Finance receivables held for sale, net	62,490	45,564
Vehicle inventory	299,780	227,446
Other current assets	18,159	15,480
Total current assets	541,323	489,718
Property and equipment, net	176,259	148,681
Other assets	3,152	2,738
Total assets	$720,734	$641,137
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,483	$50,306
Accounts payable due to related party	2,602	1,802
Floor plan facility	348,533	248,792
Current portion of long-term debt	6,138	5,131
Total current liabilities	419,756	306,031
Long-term debt, excluding current portion	66,788	48,469
Other liabilities	7,250	7,093
Total liabilities	493,794	361,593
Commitments and contingencies (Note 13)
Stockholders' equity:
Class A Convertible Preferred Stock, $0.01 par value, $1,000 liquidation value per share - 100 shares authorized, issued and outstanding as of March 31, 2018 and December 31, 2017	98,507	97,127
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 19,516 and 18,096 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	20	18
Class B common stock, $0.001 par value - 125,000 shares authorized; 113,323 and 114,664 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	113	115
Additional paid in capital	41,603	41,375
Accumulated deficit	(19,942)	(12,899)
Total stockholders' equity attributable to Carvana Co.	120,301	125,736
Non-controlling interests	106,639	153,808
Total stockholders' equity	226,940	279,544
Total liabilities & stockholders' equity	$720,734	$641,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Sales and operating revenues:
Used vehicle sales, net	$334,056	$148,382
Wholesale vehicle sales	10,133	5,726
Other sales and revenues, including $4,111 and $1,758, respectively, from related parties	16,233	4,965
Net sales and operating revenues	360,422	159,073
Cost of sales	326,188	149,327
Gross profit	34,234	9,746
Selling, general and administrative expenses	83,186	45,908
Interest expense, including $0 and $141, respectively, to related parties	3,541	2,059
Other expense (income), net	179	218
Net loss before income taxes	(52,672)	(38,439)
Income tax provision	—	—
Net loss	(52,672)	(38,439)
Net loss attributable to non-controlling interests	45,629	—
Net loss attributable to Carvana Co.	(7,043)	(38,439)
Dividends on Class A convertible preferred stock	(1,345)	—
Accretion of beneficial conversion feature on Class A convertible preferred stock	(1,380)	—
Net loss attributable to Class A common stockholders	$(9,768)	$(38,439)
Net loss per share of Class A common stock, basic and diluted(1)	$(0.53)	$(0.28)
Weighted-average shares of Class A common stock, basic and diluted(1)(2)	18,346	15,000

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

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' DEFICIT
(Unaudited)
(In thousands)

		Convertible Preferred Stock		Class A		Class B
	Members' Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2016	$(115,961)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Equity-based compensation expense	158	—	—	—	—	—	—	—	—	—	—
Accrued return on Class C Redeemable Preferred Units	(7,261)	—	—	—	—	—	—	—	—	—	—
Net loss	(38,439)	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2017	$(161,503)	—	$—	—	$—	—	$—	$—	$—	$—	$—

Balance, December 31, 2017	$—	100	$97,127	18,096	$18	114,664	$115	$41,375	$(12,899)	$153,808	$279,544
Net loss	—	—	—	—	—	—	—	—	(7,043)	(45,629)	(52,672)
Accretion of beneficial conversion feature on Class A Convertible Preferred Stock	—	—	1,380	—	—	—	—	(1,380)	—	—	—
Preferred dividends	—	—	—	—	—	—	—	(1,345)	—	—	(1,345)
Exchanges of LLC Units	—	—	—	1,436	2	(1,341)	(2)	1,540	—	(1,540)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	—	7,484	—	—	7,484
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	—	(7,484)	—	—	(7,484)
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	(20)	—	—	—	(160)	—	—	(160)
Options exercised	—	—	—	4	—	—	—	63	—	—	63
Equity-based compensation expense	—	—	—	—	—	—	—	1,510	—	—	1,510
Balance, March 31, 2018	$—	100	$98,507	19,516	$20	113,323	$113	$41,603	$(19,942)	$106,639	$226,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(52,672)	$(38,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,605	2,061
Loss on disposal of property and equipment	103	200
Provision for bad debt and finance receivable allowance	597	285
Gain on loan sales	(9,891)	(2,942)
Equity-based compensation expense	1,510	158
Amortization and write-off of debt issuance costs	323	181
Originations of finance receivables	(228,595)	(96,528)
Proceeds from sale of finance receivables	220,357	99,144
Changes in assets and liabilities:
Accounts receivable	(6,969)	(2,470)
Vehicle inventory	(72,030)	(14,044)
Other current assets	(2,998)	292
Other assets	297	(2,856)
Accounts payable and accrued liabilities	12,957	(2,690)
Accounts payable to related party	800	2,508
Other liabilities	157	2,254
Net cash used in operating activities	(131,449)	(52,886)
Cash Flows from Investing Activities:
Purchases of property and equipment	(28,011)	(18,556)
Net cash used in investing activities	(28,011)	(18,556)
Cash Flows from Financing Activities:
Proceeds from floor plan facility	393,119	147,390
Payments on floor plan facility	(293,378)	(122,967)
Proceeds from Verde Credit Facility	—	20,000
Proceeds from long-term debt	15,608	—
Payments on long-term debt	(1,309)	(260)
Payments of debt issuance costs, including $0 and $1,000 to related parties, respectively	(141)	(1,000)
Proceeds from exercise of stock options	63	—
Tax withholdings related to restricted stock awards	(160)	—
Dividends paid	(1,528)	—
Payments of costs related to issuance of Class A Convertible Preferred Stock	(12)	—
Payments of costs related to initial public offering	—	(1,376)
Net cash provided by financing activities	112,262	41,787
Net decrease in cash, cash equivalents and restricted cash	(47,198)	(29,655)
Cash, cash equivalents and restricted cash at beginning of period	187,123	49,450
Cash, cash equivalents and restricted cash at end of period	$139,925	$19,795
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub (collectively, "Carvana Co.") together with its consolidated subsidiaries (the “Company”) is a leading e-commerce platform for buying used cars. The Company is transforming the used car buying experience by giving consumers what they want — a wide selection, great value and quality, transparent pricing and a simple, no pressure transaction. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

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

In accordance with the LLC Agreement, Carvana Co. has all management powers over the business and affairs of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. Class A Units and Class B Units (the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of March 31, 2018, Carvana Co. owned approximately 13.9% of Carvana Group and the Existing LLC Unitholders owned the remaining 86.1%.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within our most recent Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2018, results of operations and changes in stockholders' equity and cash flows for the three months ended March 31, 2018 and 2017. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Liquidity

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred losses from inception through March 31, 2018, and expects to incur additional losses in the future. As the Company continues

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

to fund growth into new markets, fund construction of vending machines and enhance technology and software development efforts, it needs access to substantial capital. From inception, the Company has funded operations through the sale of Class A Units, the sale of Class C Redeemable Preferred Units, capital contributions from DriveTime, its IPO completed on May 3, 2017 for net proceeds of approximately $205.8 million, its issuance of Class A Convertible Preferred Stock on December 5, 2017 for net proceeds of approximately $98.5 million, and short-term funding from the Company’s majority owner. Additionally, the Company completed an offering of its Class A common stock on April 30, 2018 for net proceeds of approximately $173.3 million after deducting underwriting discounts and commissions but before deducting estimated offering expenses. The Company has historically funded vehicle inventory purchases through its Floor Plan Facility, described in further detail in Note 7 — Debt Instruments, and had approximately $1.5 million available under the Floor Plan Facility to fund future vehicle inventory purchases as of March 31, 2018. The Company plans to increase the amount and extend the maturity date of financing available to purchase vehicle inventory by amending its existing Floor Plan Facility or by entering into a new agreement prior to the maturity date of the Floor Plan Facility. The Company has also funded certain of its capital expenditures through long-term financing with third parties as described in further detail in Note 7 — Debt Instruments. The Company has historically entered into various agreements under which it sells the finance receivables it originates to third parties. As of March 31, 2018, the Company sells finance receivables under multiple agreements, all of which expire in November 2018. The Company plans to extend or enter into new agreements to sell its finance receivables to third parties prior to the expiration of the agreements. Management believes that its current working capital and expected continued inventory and capital expenditure financing are sufficient to fund operations for at least one year from the financial statement issuance date.

Use of Estimates

The preparation of these accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations.

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

Comprehensive Loss

During the three months ended March 31, 2018 and 2017, the Company had no other components of comprehensive loss and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Restricted Cash

The restricted cash includes the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding floor plan facility principal balance, as explained in Note 7 — Debt Instruments and amounts held as restricted cash as required under letter of credit agreements, as explained in Note 13 — Commitments and Contingencies.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers ("ASC 606") on January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. Based on the manner in which the Company historically recognized revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of its revenue recognition and the Company recognized no cumulative effect adjustment upon adoption.

Used Vehicle Sales

The Company sells used vehicles directly to its customers through its website. The prices of used vehicles are set forth in the customer contracts at stand-alone selling prices which are agreed to prior to delivery. The Company satisfies its performance obligation for used vehicle sales upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. The Company recognizes revenue at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. The amount of consideration received for used vehicle sales includes noncash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received or financing has been arranged. Payments from customers that finance their purchases with third parties are typically due and collected within 30 days of delivery of the used vehicle. Revenue excludes any sales taxes that are collected from customers.

Wholesale Vehicle Sales

The Company sells vehicles to wholesalers. These vehicles sold to wholesalers are primarily acquired from customers who trade-in their existing vehicles that do not meet the Company’s quality standards to list and sell through its website. The Company satisfies its performance obligation for wholesale vehicle sales when the wholesale purchaser obtains control of the underlying vehicle, which is upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. The Company recognizes revenue at the amount it expects to receive for the used vehicle, which is the fixed price determined at the auction. The purchase price of the wholesale vehicle is typically due and collected within 30 days of delivery of the wholesale vehicle.

Other Sales and Revenues

Other sales and revenues include gains on the sales of finance receivables, commissions on vehicle service contracts (“VSCs”), GAP waiver coverage, and interest income received on finance receivables prior to selling them to investors. The Company accounts for the sale of finance receivables in accordance with ASC 860, Transfers and Servicing of Financial Assets as described in the footnotes to the Company's annual financial statements included in its Annual Report filed on Form 10-K with the SEC on March 6, 2018.

Customers purchasing used vehicles from the Company may enter into contracts for VSCs. The Company sells and receives a commission on VSCs under a master dealer agreement with DriveTime, pursuant to which the Company sells VSCs that DriveTime administers and is the obligor. The Company recognizes commission revenue at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations is estimated based upon historical experience and recent trends and is reflected as a reduction of other sales and revenues. Changes in these estimates are reflected as an adjustment to revenue in the period identified.

Customers that finance their used vehicle purchases with the Company may enter into contracts to purchase GAP waiver coverage, which provides customers with the promise that whoever then holds the underlying finance receivable will not attempt collection of a loan balance that is in excess of the value of the financed vehicle in the event of a total loss. The price of GAP waiver coverage is set forth in each contract. GAP waiver coverage is recognized as the performance obligation is satisfied over the period of coverage, generally on a straight-line basis over the term of the related finance receivable, less a reserve for cancellations. The reserve for cancellations is estimated based upon historical experience and recent trends and is reflected as a reduction of other sales and revenues. Changes in these estimates are reflected as an adjustment to other sales and revenues in the period identified. Upon selling the finance receivable, the Company recognizes any remaining deferred revenue. DriveTime administers the GAP waiver coverage.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Adoption of New Accounting Standards

As discussed above, the Company adopted ASC 606 on January 1, 2018 using the modified retrospective method. ASC 606 requires the reserve for vehicle inventory returns to be presented separately from vehicle inventory, where the Company previously presented it. As of December 31, 2017, the reserve for estimated returns included within vehicle inventory was approximately $2.6 million. As of March 31, 2018, the reserve for estimated returns included within other current assets was approximately $4.3 million. Furthermore, based on the manner in which the Company recognizes revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of its revenue recognition and the Company recognized no cumulative effect adjustment upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Receipts and Payments (“ASU 2016-15”), which provides additional clarity on the classification of specific events on the statement of cash flows including debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees and beneficial interests in securitization transactions. The Company adopted this ASU on January 1, 2018. The adoption of ASU 2016-15 did not have a material effect on its consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows — Restricted Cash (“ASU 2016-18”), which requires the statement of cash flows to include restricted cash with its cash and cash equivalents balance and a reconciliation between all cash items on the balance sheet and the balance presented in the statement of cash flows. In addition, changes in restricted cash related to transfers between cash and cash equivalents and restricted cash will not be presented as cash flow activities in the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 on a retrospective basis. As a result, changes in restricted cash are no longer presented as investing cash flow activities and the restricted cash balance is included with cash and cash equivalents in the beginning and end of period balances on the Company's consolidated statements of cash flows for all periods presented. For the three months ended March 31, 2017, changes in restricted cash included within cash used in investing activities, as originally presented, was approximately $1.2 million.

Accounting Standards Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) related to the accounting for leases. ASU 2016-02 introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. ASU 2016-02 eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. Expense recognition on the income statement remains similar to current lease accounting guidance. ASU 2016-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company plans to adopt ASU 2016-02 for its fiscal year beginning January 1, 2019. The adoption of ASU 2016-02 will require the recognition of a right-of-use asset and a lease obligation for the Company’s leases (see Note 13 — Commitments and Contingencies). While the Company is still evaluating the full effect this guidance will have on the consolidated financial statements and related disclosures, the Company anticipates recognizing right-of-use assets and operating lease liabilities, which will have a material impact upon adoption primarily on its consolidated balance sheets and related disclosures, and will increase total assets and liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact on its consolidated financial statements, and plans to adopt ASU 2016-13 for its fiscal year beginning January 1, 2020. Finance receivables originated in connection with the Company’s vehicle sales are held for sale and are sold to third parties. As a result, the Company does not presently hold any finance receivables until maturity. Therefore, the Company does not expect adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Land and site improvements	$16,609	$11,656
Buildings and improvements	64,606	60,804
Transportation fleet	44,357	39,153
Software	24,614	21,009
Furniture, fixtures and equipment	13,907	12,239
Total property and equipment excluding construction in progress	164,093	144,861
Less: accumulated depreciation and amortization	(25,343)	(20,453)
Property and equipment excluding construction in progress, net	138,750	124,408
Construction in progress	37,509	24,273
Property and equipment, net	$176,259	$148,681

Depreciation and amortization expense was approximately $4.6 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively, which relates to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

NOTE 4 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Accounts payable	$15,866	$10,546
Sales taxes and vehicle licenses and fees	13,615	9,034
Accrued property and equipment	6,325	8,325
Accrued compensation and benefits	4,193	5,054
Accrued advertising costs	3,539	4,265
Other accrued liabilities	18,945	13,082
Total accounts payable and other accrued liabilities	$62,483	$50,306

NOTE 5 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime inspection and reconditioning centers ("IRCs") and retail facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in March 2018. Lease duration varies by location, with initial terms expiring between 2018 and 2024. Most of the retail facilities have two-year terms and the Company is entitled to exercise up to two consecutive one-year renewal options at up to ten of these locations. The DriveTime Lease Agreement provides that the Company may take over DriveTime's leases for the IRCs that the Company uses in their entirety on July 31, 2018, subject to the Company, at DriveTime's request, obtaining releases of DriveTime's liability under the applicable leases and purchasing DriveTime's tenant improvements and furniture, fixtures and equipment.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Under the DriveTime Lease Agreement, the Company pays a monthly rental fee related to its pro rata utilization of space at each facility plus a pro rata share of each facility’s actual insurance costs and real estate taxes. The Company is additionally responsible for paying for any tenant improvements it requires to conduct its operations and its share of estimated costs incurred by DriveTime related to preparing these sites for use. As it relates to locations where the Company reconditions vehicles, the Company’s share of facility and shared reconditioning supplies expenses are calculated based on the actual costs for operating the inspection centers and the Company’s pro rata share of total reconditioned vehicles and parking spaces at such inspection centers in a given month. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

Separate from the DriveTime Lease Agreement, in December 2016, the Company entered into a lease agreement related to a vehicle inspection and reconditioning center in Tolleson, Arizona, with Verde Investments, Inc., an affiliate of DriveTime ("Verde"), with an initial term of approximately 15 years. The lease agreement requires monthly rental payments and can be extended for four additional five-year periods. In February 2017, the Company also entered into a lease with DriveTime for sole occupancy of a fully-operational inspection and reconditioning center in Winder, Georgia, where the Company previously maintained partial occupancy. The lease has an initial term of eight years, subject to the Company's ability to exercise three renewal options of five years each.

Expenses related to these lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended March 31, 2018, total costs related to these lease agreements were approximately $2.2 million with approximately $1.0 million and $1.2 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended March 31, 2017, total costs related to these lease agreements were approximately $1.6 million with approximately $0.6 million and $1.0 million allocated to inventory and selling, general and administrative expenses, respectively.

Corporate Office Leases

During the first quarter of 2017, the Company subleased additional office space at DriveTime’s corporate headquarters in Tempe, Arizona. Pursuant to this arrangement, the Company incurred rent expense of approximately $0.1 million during the three months ended March 31, 2017, after which this arrangement was terminated.

In September 2016, the Company entered into a lease with a third party for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guarantees up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, which is co-terminus with DriveTime's master lease, the Company will pay DriveTime rent equal to the amounts due under DriveTime's master lease. During the three months ended March 31, 2018 and 2017, the rent expense incurred related to this first floor sublease was approximately $0.2 million and $0.1 million, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell vehicle service contracts ("VSCs") and GAP waiver coverage to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime on a periodic basis. During the three months ended March 31, 2018 and 2017, the Company recognized approximately $4.1 million and $1.8 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

DriveTime also administers the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-contract fee to DriveTime to administer the GAP waiver coverage it sells to its customers. The Company incurred approximately $0.0 million related to the administration of GAP waiver coverage in each of the three months ended March 31, 2018 and 2017.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production and other services to facilitate the transition of these services to the Company on a standalone basis (the “Shared Services Agreement”). The Company incurred an inconsequential amount of expenses related to the shared services agreement in each of the three months ended March 31, 2018 and 2017.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft operated by DriveTime on October 22, 2015, and the agreement was subsequently amended on May 15, 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of the flights in which the Company uses the aircrafts. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime approximately $0.1 million under this agreement during the each of the three months ended March 31, 2018 and 2017.

Credit Facility with Verde

On February 27, 2017, the Company entered into a credit facility with Verde for an amount up to $50.0 million (the "Verde Credit Facility"). Amounts outstanding accrued interest at a rate of 12.0% per annum. Upon execution of the agreement, the Company paid Verde a commitment fee of $1.0 million. In connection with the IPO, the Company repaid the outstanding principal balance of $35.0 million and accrued interest of approximately $0.4 million in full and the Verde Credit Facility agreement terminated.

IP License Agreement

In February 2017, the Company entered into a license agreement that governs the rights of certain intellectual property owned by the Company and the rights of certain intellectual property owned by DriveTime. The license agreement generally provides that each party grants to the other certain limited exclusive (other than with respect to the licensor party and its affiliates) and non-exclusive licenses to use certain of its intellectual property and each party agrees to certain covenants not to sue the other party, its affiliates and certain of its service providers in connection with various patent claims. The exclusive license to DriveTime is limited to the business that is primarily of subprime used car sales to retail customers. However, upon a change of control of either party, both parties’ license rights as to certain future improvements to licensed intellectual property and all limited exclusivity rights are terminated. The agreement does not provide a license to any of the Company's patents, trademarks, logos, customers’ personally identifiable information or any intellectual property related to the Company's vending machines, automated vehicle photography or certain other elements of the Company's brand.

Accounts Payable Due to Related Party

Amounts payable to DriveTime and Verde under the agreements explained above, as well as invoices DriveTime initially paid on behalf of the Company for vehicle reconditioning costs and general and administrative expenses, are included in accounts payable to related party in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, approximately $2.6 million and $1.8 million, respectively, was due to related parties primarily related to lease agreements, shared service fees, net VSC fees collected from customers and repayments to DriveTime for invoices paid on behalf of the Company.

NOTE 6 — FINANCE RECEIVABLE SALE AGREEMENTS

In December 2016, the Company entered into a master purchase and sale agreement (the "Purchase and Sale Agreement") and a master transfer agreement (the "2016 Master Transfer Agreement") pursuant to which it sells finance receivables meeting certain underwriting criteria to certain third party purchasers, including Ally Bank and Ally Financial (the "Ally Parties"). Through November 2017 under the Purchase and Sale Agreement and the 2016 Master Transfer Agreement, the Company could sell up to an aggregate of $375.0 million, and $292.2 million, respectively, in principal balances of finance receivables subject to adjustment as described in the respective agreements. On November 3, 2017, the Company amended its Purchase and Sale Agreement to increase the aggregate amount of principal balances of finance receivables it can sell from $375.0 million to

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$1.5 billion. Also on November 3, 2017, the Company terminated the remaining capacity under the 2016 Master Transfer Agreement and replaced this facility by entering into a new master transfer agreement (the "2017 Master Transfer Agreement") with a third party under which the third party has committed to purchase up to an aggregate of approximately $357.1 million in principal balances of finance receivables.

During the three months ended March 31, 2018, the Company sold approximately $125.6 million in principal balances of finance receivables under the Purchase and Sale Agreement, and approximately $85.5 million in principal balances of finance receivables under the 2017 Master Transfer Agreement. As of March 31, 2018, there was approximately $1.0 billion and $239.5 million of unused capacity under the Purchase and Sale Agreement and the 2017 Master Transfer Agreement, respectively. During the three months ended March 31, 2017, the Company sold approximately $67.9 million in principal balances of finance receivables under the Purchase and Sale Agreement, and approximately $28.6 million in principal balances of finance receivables under the 2016 Master Transfer Agreement.

The total gain on loan sales related to finance receivables sold under these agreements during the three months ended March 31, 2018 and 2017 was approximately $9.9 million and $2.9 million, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory, unless customers financed the purchase by originating an automotive finance receivable. For used vehicle sales involving financing originated by the Company and sold under either the Purchase and Sale Agreement or the 2017 Master Transfer Agreement as mentioned in Note 6 — Finance Receivable Sale Agreements, the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one day following the sale of the related finance receivable. In November 2017, the Company also entered into a letter agreement to extend repayment of amounts due under the Floor Plan Facility for used vehicle sales involving financing that are not sold under either the Purchase and Sale Agreement or the 2017 Master Transfer Agreement. With respect to such vehicles, the lender agreed to extend repayment of the advance or the loan for such vehicles to the earlier of fifteen business days after the sale of the vehicle or two business days following the funding of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently re-borrow such amounts.

As of March 31, 2018, the interest rate on the Floor Plan Facility was approximately 5.53%, the Company had an outstanding balance under this facility of approximately $348.5 million, borrowing capacity available of approximately $1.5 million and held approximately $17.4 million in restricted cash related to this facility. As of December 31, 2017, the Company held approximately $12.4 million in restricted cash related to this facility.

Long-Term Debt

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two to five-year term and requires monthly payments. As of March 31, 2018, the outstanding principal of these notes had a weighted-average interest rate of 5.6% and totaled approximately $30.5 million, of which approximately $6.1 million is due within the next twelve months and is included as current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Finance Leases

Beginning in 2017, the Company has financed certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of March 31, 2018, none of these transactions have qualified for sale accounting due to forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and base rent increases throughout the term. As of March 31, 2018, the outstanding liability associated with these sale and leaseback arrangements, net of debt issuance costs, is approximately $42.4 million and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheet.

In November 2017, the Company entered into a master sale-leaseback agreement (the "MSLA") pursuant to which it may sell and lease back certain of its properties and construction improvements. A portion of the Company's finance leases described above are through the MSLA. A portion of the fixed rental payments set forth in the respective lease agreements are payable annually beginning in November 2019. Under the MSLA, at any time the Company may elect to, and beginning in November 2019 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to, demand that the Company repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. As of March 31, 2018, the repurchase prices for all properties under the MSLA excluding unpaid rent totaled approximately $28.8 million. Under the MSLA, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. As of March 31, 2018, the Company may sell and lease back an additional approximately $46.2 million of its property and equipment under the MSLA.

NOTE 8 — STOCKHOLDERS' EQUITY

Organizational Transactions

Immediately prior to the IPO, Carvana Co. amended and restated its certificate of incorporation to, among other things authorize (i) 50.0 million shares of Preferred Stock, par value $0.01 per share, (ii) 500.0 million shares of Class A common stock, par value $0.001 per share, and (iii) 125.0 million shares of Class B common stock, par value $0.001 per share. On December 5, 2017, Carvana Co. amended and restated its certificate of incorporation to authorize 100,000 shares of Convertible Preferred Stock, with an initial stated value of $1,000 per share and a par value of $0.01 per share. Each share of Class A common stock generally entitles its holder to one vote on all matters to be voted on by stockholders. Each share of Class B common stock held by the Garcia Parties generally entitles its holder to ten votes on all matters to be voted on by stockholders, for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Carvana Co.'s Class A common stock determined on an as-exchanged basis assuming that all of the Class A Units and Class B Units were exchanged for Class A common stock. All other shares of Class B common stock generally entitle their holders to one vote per share on all matters to be voted on by stockholders. Holders of Class B common stock are not entitled to receive dividends and would not be entitled to receive any distributions upon the liquidation, dissolution or winding down of the Company. Holders of Class A and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law.

As described in Note 1 — Business Organization, Carvana Group amended and restated its LLC Agreement to, among other things, provide for two classes of common ownership interests in Carvana Group. Carvana Group’s two classes of common ownership interests are Class A Units and Class B Units. Carvana Co. is required to, at all times, maintain (i) a four-to-five ratio between the number of shares of Class A common stock issued and outstanding by Carvana Co. and the number of Class A Units owned by Carvana Co. (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities and subject to adjustment as set forth in the exchange agreement (the "Exchange Agreement") further discussed below, and taking into account Carvana Sub’s 0.1% ownership interest in Carvana, LLC) and (ii) a four-to-five ratio between the number of shares of Class B common stock owned by the Existing LLC Unitholders and the number of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Class A Units owned by the Existing LLC Unitholders. The Company may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only together with a corresponding number of LLC Units if Carvana Co., at the election of an Existing LLC Unitholder, exchanges LLC Units for shares of Class A common stock.

As of March 31, 2018, there were approximately 165.9 million and 6.1 million Class A Units and Class B Units (as adjusted for the participation thresholds), respectively, issued and outstanding. As discussed in Note 10 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the “LLC Equity Incentive Plan”) and are subject to a participation threshold and are earned over the requisite service period.

Initial Public Offering

As described in Note 1 — Business Organization, on May 3, 2017, Carvana Co. completed its IPO of 15.0 million shares of Class A common stock at a public offering price of $15.00 per share. Carvana Co. received approximately $205.8 million in proceeds, net of underwriting discounts and commissions and offering expenses. Carvana Co. used the proceeds to purchase approximately 18.8 million newly-issued LLC Units of Carvana Group at a price per unit equal to 0.8 times the initial public offering price less underwriting discounts and commissions. In connection with the IPO, Carvana Co. transferred approximately 0.2 million Class A Units to Ernest Garcia, II in exchange for his 0.1% ownership interest in Carvana, LLC, a majority-owned subsidiary of Carvana Group.

Exchange Agreement

Carvana Co. and the Existing LLC Unitholders entered into an Exchange Agreement under which each Existing LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions and subject to vesting and the respective participation threshold for Class B Units. To the extent such owners also hold Class B common stock, they will be required to deliver to Carvana Co. a number of shares of Class B common stock equal to the number of shares of Class A common stock being exchanged for. Any shares of Class B common stock so delivered will be canceled. The number of exchangeable Class B Units is determined based on the value of Carvana Co.'s Class A common stock and the applicable participation threshold.

During the three months ended March 31, 2018, certain Existing LLC Unitholders exchanged approximately 1.8 million LLC Units and approximately 1.3 million shares of Class B common stock for approximately 1.4 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received approximately 1.8 million LLC Units, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

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

At the holder's request beginning on January 29, 2018, any or all shares of the Convertible Preferred Stock are convertible into shares of Class A common stock at an initial conversion rate of 50.78 shares of Class A common stock per share of Convertible Preferred Stock. On or after December 5, 2018, the Company will have the option to cause all shares of Convertible Preferred Stock to be converted into shares of Class A common stock or cash, at the Company's election, if the 10-day volume-weighted average price equals or exceeds 150% of the conversion price as set forth in the agreement. In the event Carvana Co. issues any shares of Class A common stock upon conversion of any shares of Convertible Preferred Stock or in connection with any change of control repurchase of shares of Convertible Preferred Stock, a corresponding number of Convertible Preferred Units shall be canceled and cease to be outstanding, and Carvana Group will issue Class A Units to Carvana Co. on a four-to-five ratio between the number of shares of Class A common stock issued by Carvana Co. to the holders of the Convertible Preferred Stock and the number of Class A Units issued. As of March 31, 2018, the holder has not converted any shares of Convertible Preferred Stock.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The initial conversion price was $19.6945, which was calculated based on a 20.0% premium to the volume weighted average price for Class A common stock during the 5 trading days immediately preceding December 4, 2017. Following announcement of the transaction, the share price of Class A common stock increased and exceeded the conversion price on the commitment date and resulted in a beneficial conversion feature ("BCF") of approximately $2.6 million. The BCF was originally recorded as a reduction of the Convertible Preferred Stock with an offset to additional paid-in capital. The BCF accreted as a deemed dividend through January 29, 2018, the first available conversion date, increasing the carrying value of the Convertible Preferred Stock with an offsetting charge to additional paid-in capital. During the three months ended March 31, 2018, the Company recorded the remaining approximately $1.4 million in accretion related to the BCF. The carrying value of the Convertible Preferred Stock was approximately $98.5 million and $97.1 million as of March 31, 2018 and December 31, 2017, respectively.

Upon a change of control, as defined in the agreement, any holder of Convertible Preferred Stock has the option to require the Company (or its successor) to purchase, any or all of its Convertible Preferred Stock at a purchase price per share, payable at the Company’s option in any combination of cash or shares of Class A common stock, of 101% of the liquidation preference, plus all accumulated dividends.

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

The Convertible Preferred Stock accrues dividends at 5.5% of the liquidation preference of $1,000 per share. The dividends are payable in cash quarterly commencing March 15, 2018 so long as the Company has funds legally available and the Board declares a cash dividend payable. The Company may not declare dividends on shares of its common stock or purchase or redeem shares of its common stock, unless all accumulated and unpaid dividends on the Convertible Preferred Stock have been paid in full or a sum for such amounts has been set aside for payment. As the Company declares and pays dividends on the Convertible Preferred Stock, Carvana Group will make distributions to Carvana Co. with respect to the Convertible Preferred Units in an amount equal to the related Convertible Preferred Stock dividend amount and any corresponding tax payments. During the three months ended March 31, 2018, the Company paid $1.5 million of dividends to the holders of the Convertible Preferred Stock and Carvana Group distributed $1.5 million to Carvana Co. with respect to the Convertible Preferred Units.

Class C Redeemable Preferred Units

Prior to 2017, the Company authorized the issuance of and sold approximately 43.1 million Class C Redeemable Preferred Units to various third parties and related parties for net proceeds of approximately $226.9 million. The Company recorded the issuance and sale of Class C Redeemable Preferred Units at fair value, net of issuance costs. In accordance with the Company’s Operating Agreement, the Class C Redeemable Preferred Units accrued a return (the “Class C Return”) at a coupon rate of 12.5% compounding annually on the aggregate amount of capital contributions made with respect to the Class C Redeemable Preferred Units. On May 3, 2017, the Company closed its IPO at a price such that the Company was no longer liable for the accrued Class C Return, and the outstanding Class C Redeemable Preferred Units converted to Class A Units on a one-to-one basis and the related balance became a component of permanent equity.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Upon the issuance of shares of Class A common stock by Carvana Co. related to the Company’s equity compensation plans such as the exercise of options, issuance of restricted or non-restricted stock, payment of bonuses in stock or settlement of stock appreciation rights in stock, Carvana Group is required to issue to Carvana Co. a number of Class A Units equal to 1.25 times the number of shares of Class A common stock being issued in connection with the exercise of such options or issuance of other types of equity compensation, subject to adjustment for stock splits, stock dividends, reclassifications and similar transactions. Activity related to the Company's equity compensation plans may result in a change in ownership which will impact the amount recorded as non-controlling interest and additional paid-in capital.

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

For the three months ended March 31, 2018, the total adjustments related to exchanges of LLC Units was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $1.5 million, which has been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As of March 31, 2018, Carvana Co. owned approximately 13.9% of Carvana Group with the Existing LLC Unitholders owning the remaining 86.1%. The non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the loss attributable to the economic interest in Carvana Group held by the non-controlling Existing LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

NOTE 10 — EQUITY-BASED COMPENSATION

Equity-based compensation expense is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation expense recognized during the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Class B Units	$435	$158
Restricted Stock Units and Awards	667	—
Options	408	—
Total equity-based compensation expense	$1,510	$158

As of March 31, 2018, the total unrecognized compensation expense related to outstanding equity awards was approximately $17.9 million, which the Company expects to recognize over a weighted-average period of approximately 3.2 years. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. As of March 31, 2018, approximately 12.7 million shares remain available for future equity award grants under this plan.

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service vesting

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

conditions. Following completion of the IPO, there are no B Units authorized for the Company to grant under the LLC Equity Incentive Plan. There were no Class B Units issued during the three months ended March 31, 2018 or March 31, 2017.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(52,672)	$(38,439)
Net loss attributable to non-controlling interests	45,629	34,249
Dividends on Class A convertible preferred stock	(1,345)	—
Accretion of beneficial conversion feature on Class A convertible preferred stock	(1,380)	—
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(9,768)	$(4,190)
Denominator:
Weighted-average shares of Class A common stock outstanding	18,725	15,000
Nonvested weighted-average restricted stock awards	(379)	—
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	18,346	15,000
Net loss per share of Class A common stock, basic and diluted	$(0.53)	$(0.28)

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

Weighted-average as-converted shares of Convertible Preferred Stock of approximately 5.1 million for the three months ended March 31, 2018 were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average as-converted Class A Units of approximately 114.1 million and 117.2 million together with the related Class B common stock for the three months ended March 31, 2018 and March 31, 2017, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units of approximately 7.2 million and 6.7 million at March 31, 2018 and March 31, 2017, respectively, were evaluated for potentially dilutive effects and were determined to be anti-dilutive. Potentially dilutive restricted stock awards and units of approximately 0.4 million for the three months ended March 31, 2018, were evaluated under the treasury stock method for

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

potentially dilutive effects and were determined to be anti-dilutive. As of March 31, 2018, 0.8 million options were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

NOTE 12 — INCOME TAXES

As described in Note 1 — Business Organization, as a result of the IPO and Organizational Transactions, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. was formed on November 29, 2016 and did not engage in any operations prior to the IPO. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to the allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co.

As described in Note 8 — Stockholders' Equity, the Company acquired 1.8 million LLC Units during the three months ended March 31, 2018 in connection with exchanges with Existing LLC Unitholders. During the three months ended March 31, 2018, the Company recorded a gross deferred tax asset of $7.5 million associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders' equity.

The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. During the three months ended March 31, 2018, management performed an assessment of the recoverability of deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of March 31, 2018 and December 31, 2017, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

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
As of March 31, 2018, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of March 31, 2018, the total unrecorded TRA liability is approximately $17.3 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of March 31, 2018, the Company is a tenant under various operating leases with third parties related to certain of its market hubs, vending machines and offices. The initial terms expire at various dates between 2018 and 2027. Many of the leases include one or more renewal options ranging from two to twenty years. Rent is recognized on a straight-line basis over the lease term and includes scheduled rent increases as well as amortization of tenant improvement allowances. Rent expense for these operating leases was approximately $1.4 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

Beginning in December 2017, the Company has operating leases with third parties for certain of its transportation fleet. The initial lease terms are for two years from the delivery date of each individual vehicle to the Company, at which time each lease will extend on a month-to-month basis for a potential total lease term of six years unless both parties agree to earlier termination or replacement. Rent expense for these operating leases was approximately $0.3 million for the three months ended March 31, 2018.

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $1.1 million and $0.8 million as of March 31, 2018 and December 31, 2017, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Letters of Credit

In October 2016, the Company obtained an unconditional, irrevocable, stand-by letter of credit for $1.9 million to satisfy a condition of a new lease agreement. The Company was required to maintain a cash deposit of $1.9 million with the financial institution that issued the stand-by letter of credit until February 2018, at which point the cash deposit requirement was reduced by approximately $1.0 million until November 30, 2018, at which time the letter of credit shall expire. The Company has earned interest on this letter of credit, and as of March 31, 2018 and December 31, 2017, the balance with the financial

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

institution was approximately $1.0 million and $2.0 million, respectively. This balance is classified as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

Legal Matters

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or cash flows.

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Items Measured at Fair Value on a Recurring Basis

As of March 31, 2018 and December 31, 2017, the Company held certain assets that were required to be measured at fair value on a recurring basis. The following is a summary of fair value measurements at March 31, 2018 and December 31, 2017 (in thousands):

As of March 31, 2018:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$100,952	$100,952	$—	$—

As of December 31, 2017:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$171,859	$171,859	$—	$—
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the Floor Plan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period. The carrying value of notes payable was determined to approximate fair value as each of the notes has prevailing interest rates, which have not materially changed as of March 31, 2018. The carrying value of finance leases was determined to approximate fair value as each of the transactions was entered into at prevailing interest rates during each respective period. The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Carrying value	$62,490	$45,564
Fair value	65,233	47,514

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Supplemental cash flow information:
Cash payments for interest	$1,884	$1,885
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$8,035	$6,220
Capital expenditures financed through long-term debt	$5,164	$1,622
Costs related to issuances of equity included in accrued liabilities	$163	$1,424
Accrual of return on Class C redeemable preferred units	$—	$7,261

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$121,497	$172,680	$8,307	$39,184
Restricted cash (1)	18,428	14,443	11,488	10,266
Total cash, cash equivalents and restricted cash	$139,925	$187,123	$19,795	$49,450
(1) Amounts included in restricted cash represent the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding Floor Plan Facility principal balance, as explained in Note 7 — Debt Instruments and amounts held as restricted cash as required under letter of credit agreements, as explained in Note 13 — Commitments and Contingencies. Both amounts are classified as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

NOTE 16 — SUBSEQUENT EVENTS

Business Acquisition

On April 12, 2018, Carvana Group acquired Car360, Inc., a provider of app-based photo capture technology. Carvana Group paid approximately $6.7 million in cash, subject to certain post-closing adjustments based on expenses and working capital, and issued 930,047 new Class A Units to the former stockholders of Car360, which are exchangeable for 744,037 shares of Class A common stock.

Follow-On Public Offering

On April 30, 2018, the Company completed a follow-on public offering of 6.6 million shares of its Class A common stock at a public offering price of $27.50 per share and received net proceeds from the offering of approximately $173.3 million after underwriting discounts and commissions but before estimated offering expenses. The Company used the net proceeds to purchase approximately 8.3 million newly-issued LLC Units in Carvana Group.

A holder of Class A common stock (the "Selling Stockholder") and certain LLC Unitholders (the "Selling LLC Unitholders") sold a total of 4.4 million shares of Class A common stock as part of the offering. The Selling LLC Unitholders exchanged approximately 4.9 million LLC Units for approximately 3.9 million shares of Class A common stock to be sold in the offering, and to the extent such Selling LLC Unitholder held Class B common stock, the corresponding shares of Class B common stock were immediately retired by the Company. The Company did not receive any proceeds from the sale of the 4.4 million shares of Class A common stock by the Selling Stockholder and the Selling LLC Unitholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context requires otherwise, references in this report to "Carvana," the “Company,” “we,” “us” and “our” refer to Carvana Co. and its consolidated subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our most recent Annual Report filed on Form 10-K, as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.

Overview

Carvana is a leading e-commerce platform for buying used cars. We are transforming the used car buying experience by giving consumers what they want — a wide selection, great value and quality, transparent pricing and a simple, no pressure transaction. Each element of our business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

Our business combines a comprehensive online sales experience with a vertically-integrated supply chain that allows us to sell high quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•
Purchase a used vehicle.    As of March 31, 2018, we listed approximately 11,400 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts (“VSCs”), GAP waiver coverage, and trade-ins.

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

•
Protect their purchase.    Customers have the option to protect their vehicle with a CarvanaCare-branded VSC as part of our online checkout process. VSCs provide customers with insurance against certain mechanical repairs after the expiration of their vehicle’s original manufacturer warranty. We earn a fee for selling VSCs on behalf of an affiliate of DriveTime and, prior to December 2016, third parties, who are the obligors under these VSCs. We generally have no contractual liability to customers for claims under these agreements. We also offer GAP waiver coverage to customers in most states. This product contractually obligates us to cancel the remaining principal outstanding after insurance proceeds in a total loss event.

•
Sell us their car.    We allow our customers to trade-in a vehicle and apply the trade-in value to their purchase, or to sell us a vehicle independent of a purchase. Using our digital appraisal tool, customers can complete a short appraisal form and receive an offer for their vehicle nearly instantaneously. We generate vehicle offers using a proprietary valuation algorithm supported by extensive used vehicle market and customer behavior data. When customers accept our offer, we take their vehicles into inventory and sell them either at auction as a wholesale sale or through our website as a retail sale. Vehicles sold at auction typically do not meet the quality or condition standards required to be included in retail inventory displayed for sale on our website.

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

On April 30, 2018, we completed a follow-on public offering of 6.6 million shares of Class A common stock at a public offering price of $27.50 per share and received approximately $173.3 million in proceeds after underwriting discounts and commissions but before estimated offering expenses. We will use the net proceeds from this transaction to purchase Class A Units of Carvana Group, which will use the net proceeds from the sale of the Class A Units primarily for general working corporate purposes. These general corporate purposes include funding working capital, operating expenses and the selective pursuit of business development opportunities, including to expand our current business through acquisitions of, or investments in, other businesses, products or technologies.

Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website. During the three months ended March 31, 2018, the number of vehicles we sold to retail customers grew by 121.6% to 18,464, compared to 8,334 in the three months ended March 31, 2017.

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

Markets

Our growth in retail units sold is driven by increased penetration in our existing markets and expansion into new markets. We define a market as a metropolitan area in which we have commenced local advertising and offer free home delivery to customers with a Carvana employee and branded delivery truck. Opening a new market involves hiring a team of customer advocates, connecting the market to our existing logistics network and initiating local advertising. Each new market has typically required approximately $0.5 million in capital expenditures, primarily related to the acquisition of one to two branded delivery trucks, a multi-car hauler to connect the market to our logistics network and furniture, fixtures and equipment in a local office space. As a market scales, we may elect to build a vending machine in the market to further increase customer awareness and improve fulfillment. Each new vending machine has required on average approximately $5.0 million of capital expenditures, depending on the number of stories in the vending machine tower and local market conditions.

Our capital- and headcount-light expansion model has enabled us to increase our rate of market openings in each of the past five years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, 12 in 2016, 23 in 2017 and 12 in the first three months of 2018, bringing our total number of markets to 56 as of March 31, 2018. Over this period, we have continually improved our market expansion playbook, which we believe improves our ability to execute our growth plan.

When we open a market, we commence local advertising using a blend of brand and direct advertising channels. Our local advertising spend in each market is approximately proportionate to each market’s population, subject to adjustments based on specific characteristics of the market, market age, used vehicle market seasonality and special events such as vending machine openings. This historically has led to increased market penetration over time following the market opening. Beginning in the second quarter of 2017, we increased national television advertising spend. With our growth into new markets, national television advertising has become more economically efficient compared to purchasing several local television advertising campaigns.

Revenue and Gross Profit

Our increased penetration in existing markets and expansion into new markets has led to growth in retail unit sales. We generate revenue on retail units sold from four primary sources: the sale of the vehicles, gains on the sales of loans originated to finance the vehicles, wholesale sales of vehicles we acquire from customers and sales of ancillary products such as VSCs and GAP waiver coverage.

Our largest source of revenue, used vehicle sales, totaled $334.1 million and $148.4 million during the three months ended March 31, 2018 and 2017, respectively. As we continue to increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase as we increase retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales includes sales of trade-ins and other vehicles acquired from customers as well as sales of certain retail units listed on our website and totaled $10.1 million and $5.7 million during the three months ended March 31, 2018 and 2017, respectively. We expect wholesale sales to increase with retail units sold and as we expand our suite of product offerings to customers who may wish to trade-in or to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which includes gains on the sales of loans we originate, sales of GAP waiver coverage and sales commissions on VSCs totaled $16.2 million and $5.0 million during the three months ended March 31, 2018 and 2017, respectively. We expect other sales and revenues to increase with retail units sold and as we improve our ability to offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During our growth phase, our highest priority will continue to be providing exceptional customer experiences, increasing our brand awareness and building an infrastructure to support growth in retail units sold. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies include the following:

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

•
Optimize purchasing and pricing. We are constantly improving the ways in which we predict customer demand, value vehicles sight unseen and optimize what we pay to acquire those vehicles. We also regularly test different pricing of our products, including vehicle sticker prices, trade-in and independent vehicle offers and ancillary product prices and believe we can improve by further optimizing prices over time.

Seasonality

Used vehicle sales exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. However, as the timing of income tax refunds is delayed, we believe that the second quarter is likely to show stronger seasonality than in the past. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. We may experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business.

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

Relationship with Related Parties

For discussion about our relationship with related parties, refer to Note 5 — Related Party Transactions of our unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

Key Operating Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our progress and make strategic decisions. Our key operating metrics reflect the key drivers of our growth, including increasing brand awareness, opening new markets, and enhancing the selection of vehicles we make available to our customers. Our key operating metrics also demonstrate our ability to translate these drivers into retail sales and to monetize these retail sales through a variety of product offerings.

	Three Months Ended March 31,
	2018	2017
Retail units sold	18,464	8,334
Number of markets	56	23
Average monthly unique visitors	1,632,569	698,796
Inventory units available on website	11,366	7,746
Average days to sale	70	93
Total gross profit per unit	$1,854	$1,169

Retail Units Sold

We define retail units sold as the number of vehicles sold to customers in a given period, net of returns under our seven-day return policy. We view retail units sold as a key measure of our growth for several reasons. First, retail units sold is the primary driver of our revenues and, indirectly, gross profit, since retail unit sales enable multiple complementary revenue streams, including financing, VSCs, GAP waiver coverage and trade-ins. Second, growth in retail units sold increases the base of available customers for referrals and repeat sales. Third, growth in retail units sold is an indicator of our ability to successfully scale our logistics, fulfillment and customer service operations.

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

The number of used vehicles we sell depends on our volume of website traffic in the markets we serve, the number of these markets, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customer sales experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general economic conditions. On a quarterly basis, the number of used vehicles we sell is also affected by seasonality, with demand for used vehicles reaching a seasonal high point in the first half of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of used vehicle sales expected to occur in the fourth calendar quarter.

Our retail average selling price depends on the mix of vehicles we acquire and hold in inventory, retail market prices in our markets, our average days to sale and our pricing strategy. We may choose to shift our inventory mix to on average higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. We anticipate that our average days to sale will decline over time as we continue to launch new markets, which we believe will increase our retail average selling price, other factors being equal.

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

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of automotive finance receivables we originate and sell, commissions we receive on VSCs and sales of GAP waiver coverage on vehicles customers buy and finance with us. Prior to December 9, 2016, the VSCs were sold and administered by third parties. On December 9, 2016, we entered into a master dealer agreement with DriveTime, pursuant to which we sell VSCs that DriveTime administers. The commission revenues we recognize on VSCs depends on the number of retail units we sell, the conversion rate of VSCs on these sales, commission rates we receive, VSC early cancellation frequency and product features. The GAP waiver coverage revenue we recognize depends on the number of retail units we sell, the number of customers that choose to finance their purchases with us and the conversion rate of GAP waiver coverage on those sales.

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

Results of Operations

	Three Months Ended March 31,
	2018	2017	Change

	(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$334,056	$148,382	125.1%
Wholesale vehicle sales	10,133	5,726	77.0%
Other sales and revenues (1)	16,233	4,965	226.9%
Total net sales and operating revenues	$360,422	$159,073	126.6%
Gross profit:
Used vehicle gross profit	$16,646	$4,626	259.8%
Wholesale vehicle gross profit	1,355	155	774.2%
Other gross profit (1)	16,233	4,965	226.9%
Total gross profit	$34,234	$9,746	251.3%
Market information:
Markets, beginning of period	44	21	109.5%
Market launches	12	2	500.0%
Markets, end of period	56	23	143.5%
Unit sales information:
Used vehicle unit sales	18,464	8,334	121.6%
Wholesale vehicle unit sales	2,342	1,288	81.8%
Per unit selling prices:
Used vehicles	$18,092	$17,804	1.6%
Wholesale vehicles	$4,327	$4,446	(2.7)%
Per unit gross profit: (2)
Used vehicle gross profit	$902	$555	62.5%
Wholesale vehicle gross profit	$579	$120	382.5%
Other gross profit	$879	$596	47.5%
Total gross profit	$1,854	$1,169	58.6%

(1) Includes $4,111 and $1,758 of other sales and revenues from related parties for the three months ended March 31, 2018 and 2017, respectively.
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.

Used Vehicle Sales

Three Months Ended March 31, 2018 Versus 2017. Used vehicle sales increased by $185.7 million to $334.1 million during the three months ended March 31, 2018 compared to $148.4 million during the three months ended March 31, 2017. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 18,464 from 8,334 during the three months ended March 31, 2018 and 2017, respectively. The increase in units sold was driven in part by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness and customer referrals. The increase in unit sales was also driven by growth to 56 markets as of March 31, 2018 from 23 markets as of March 31, 2017. We anticipate that unit sales will continue to grow as we increase penetration in existing markets and launch new markets.

Wholesale Vehicle Sales

Three Months Ended March 31, 2018 Versus 2017. Wholesale vehicle sales increased by $4.4 million to $10.1 million during the three months ended March 31, 2018, compared to $5.7 million during the three months ended March 31, 2017. We primarily obtain our wholesale inventory from customer trade-ins. As our retail unit sales have increased, so have the trade-ins we receive. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased.

Other Sales and Revenues

Three Months Ended March 31, 2018 Versus 2017. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and sales of GAP waiver coverage. Other sales and revenues increased by $11.3 million to $16.2 million during the three months ended March 31, 2018, compared to $5.0 million during the three months ended March 31, 2017. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales.

Used Vehicle Gross Profit

Three Months Ended March 31, 2018 Versus 2017. Used vehicle gross profit increased by $12.0 million to $16.6 million during the three months ended March 31, 2018, compared to $4.6 million during the three months ended March 31, 2017. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $902 for the three months ended March 31, 2018 compared to $555 for the three months ended March 31, 2017. The increase was primarily driven by a decrease in average days to sale to 70 days in the three months ended March 31, 2018 from 93 days in the three months ended March 31, 2017 and cost efficiencies in the reconditioning of our vehicles.

Wholesale Vehicle Gross Profit

Three Months Ended March 31, 2018 Versus 2017. Wholesale vehicle gross profit increased by $1.2 million to $1.4 million during the three months ended March 31, 2018, compared to $0.2 million during the three months ended March 31, 2017. This increase was driven primarily by an increase in wholesale units sold to 2,342 from 1,288 and an increase in wholesale vehicle gross profit per wholesale unit to $579 from $120.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Compensation and benefits (1)	$24,987	$16,303
Advertising expense	25,009	11,439
Market occupancy costs (2)	2,510	983
Logistics (3)	6,318	2,808
Other costs (4)	24,362	14,375
Total	$83,186	$45,908

(1) Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales.

(2) Market occupancy costs includes rent, utilities, security, repairs and maintenance and depreciation of buildings and improvements, including vending machines and fulfillment centers, excluding the portion related to reconditioning vehicles, which is included in cost of sales, and excluding the portion related to corporate occupancy.

(3) Logistics includes fuel, maintenance and depreciation related to operating our own transportation fleet and third party transportation fees, except the portion related to inbound transportation, which is included in cost of sales.

(4) Other costs include all other selling, general and administrative expenses such as IT expenses, corporate occupancy, professional services and insurance, limited warranty and title and registration.

Selling, general and administrative expenses increased by $37.3 million to $83.2 million during the three months ended March 31, 2018 compared to $45.9 million during the three months ended March 31, 2017. The increase was partially due to an increase in advertising of $13.6 million to $25.0 million during the three months ended March 31, 2018 compared to $11.4 million during the three months ended March 31, 2017 primarily due to an increase in number of markets. Compensation and benefits increased by $8.7 million during the three months ended March 31, 2018, which was driven by expansion into new markets and the increase in headcount required to support this growth. Market occupancy, logistics and other overhead expenses also increased during the three months ended March 31, 2018 compared to the prior period primarily due to an increase in number of markets. These expenses will increase in absolute terms as we expand to additional markets.

Interest Expense

Interest expense increased by $1.5 million to $3.5 million during the three months ended March 31, 2018 compared to $2.1 million during the three months ended March 31, 2017. In order to expand the inventory we make available to customers, we increased our borrowings under our Floor Plan Facility period over period, resulting in increased interest expense related to the facility. The remaining increase is due to interest expense incurred during the three months ended March 31, 2018 related to the finance leases entered into throughout 2017 as discussed in "Liquidity and Capital Resources."

Non-GAAP Financial Measures

To supplement the unaudited condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we also present the following non-GAAP measures: EBITDA, EBITDA margin, adjusted net loss and adjusted net loss per share. We believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures.

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

	Three Months Ended March 31,
	2018	2017
Net loss	$(52,672)	$(38,439)
Depreciation and amortization expense	4,605	2,061
Interest expense	3,541	2,059
EBITDA	$(44,526)	$(34,319)

Total revenues	$360,422	$159,073
EBITDA Margin	(12.4)%	(21.6)%

Adjusted Net Loss and Adjusted Net Loss per Share

Adjusted net loss represents net loss attributable to Carvana Co. assuming the full exchange of all outstanding LLC Units for shares of Class A common stock. Adjusted net loss per share is calculated by dividing adjusted net loss by the weighted-average shares of Class A common stock outstanding assuming (i) the full exchange of all outstanding LLC Units, (ii) shares issued in the IPO were outstanding for the entire period presented and (iii) outstanding LLC Units immediately following the Organizational Transactions related to our IPO, including conversion of the Class C Redeemable Preferred Units, were outstanding for all periods prior to the IPO.

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

A reconciliation of adjusted net loss to net loss attributable to Carvana Co., the most directly comparable GAAP measure, and the computation of adjusted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss attributable to Carvana Co.	$(7,043)	$(38,439)
Net loss attributable to non-controlling interests	(45,629)	—
Dividends on Class A convertible preferred stock	(1,345)	—
Accretion of beneficial conversion feature on Class A convertible preferred stock	(1,380)	—
Adjusted net loss attributable to Carvana Co. Class A common stock	$(55,397)	$(38,439)

Denominator:
Weighted-average shares of Class A common stock outstanding(1)(3)	18,346	15,000
Adjustments:
Weighted-average assumed exchange of LLC Units for shares of Class A common stock (2)	118,858	121,760
Adjusted shares of Class A common stock outstanding	137,204	136,760
Adjusted net loss per share	$(0.40)	$(0.28)
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
(3) Excludes approximately 0.4 million nonvested restricted stock awards and units and 0.8 million vested and nonvested stock options outstanding at March 31, 2018, because they were determined to be anti-dilutive.

Liquidity and Capital Resources

General

Our principal sources of liquidity are cash generated from our operations and from financing activities. Cash generated from operating activities primarily includes cash derived from the sale of used retail vehicles, the sale of wholesale vehicles and proceeds from the sale of automotive finance receivables originated in connection with the sale of used vehicles. Cash generated from our financing activities primarily includes proceeds from the sale of Class A common stock in our IPO in 2017, proceeds from the sale of Class A Convertible Preferred Stock in 2017, net proceeds from our Floor Plan Facility (defined below), proceeds from issuance of other long-term debt, and sales of Class C Preferred Units throughout 2015 and 2016. Additionally, we completed an offering of Class A common stock on April 30, 2018 for net proceeds of approximately $173.3 million after deducting underwriting discounts and commissions but before deducting estimated offering expenses.

We have incurred losses each year from inception through March 31, 2018, and expect to incur additional losses in the future. Our ability to service our debt and fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. On January 1, 2018, the Floor Plan Facility capacity increased to $350.0 million to allow for more vehicle inventory purchases. We plan to increase the amount and extend the maturity date of financing available to purchase vehicle inventory within the next 12 months by amending our existing Floor Plan Facility or by entering into a new agreement. As of March 31, 2018, we sell finance receivables under multiple agreements, all of which feature commitments that expire in November 2018. We plan to extend or enter into new agreements to sell finance receivables to third parties prior to the expiration of the agreements. We believe that our existing sources of liquidity including future debt and equity financing will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion into new markets, construction of vending machines and inspection and reconditioning centers and the timing and extent of our spending to support our technology and software development efforts. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Floor Plan Facility

We have a floor plan facility with a third party to finance our used vehicle inventory, which is secured by substantially all of our assets, other than our interests in real property (the "Floor Plan Facility"). We most recently amended the Floor Plan Facility in August 2017 to, among other things, extend the maturity date to December 31, 2018, and increase the available credit to $350.0 million from January 1, 2018 through December 31, 2018. We are required to make monthly interest payments on borrowings under the Floor Plan Facility at a rate per annum equal to one-month LIBOR plus a fixed base. The Floor Plan Facility requires that at least 5% of the total principal amount owed to the lender is held as restricted cash.

Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory, unless customers financed the purchase by originating an automotive finance receivable. For used vehicle sales involving financing originated by us and sold under a certain master purchase and sale agreement or master transfer agreement, the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one business day following the sale of the related finance receivable. In November 2017, we also entered into a letter agreement to extend repayment of amounts due under the Floor Plan Facility for used vehicle sales involving financing that are not sold under a certain master purchase and sale agreement or master transfer agreement. With respect to such vehicles, the lender agreed to extend repayment of the advance or the loan for such vehicles to the earlier of fifteen business days after the sale of the used vehicle or two business days following the sale or funding of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, we are permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts. These prepayments and amounts reborrowed are presented on a gross basis within the consolidated statements of cash flows.

As of March 31, 2018, the interest rate on the Floor Plan Facility was approximately 5.53%, we had an outstanding balance under this facility of approximately $348.5 million, borrowing capacity available of approximately $1.5 million and held approximately $17.4 million in restricted cash related to this facility.

Verde Credit Facility

On February 27, 2017, we entered into a credit facility with Verde for an amount up to $50.0 million (the "Verde Credit Facility"). Amounts outstanding accrued interest at a rate of 12.0% per annum and were scheduled to mature in August 2018. Upon execution of the agreement, we paid Verde a $1.0 million commitment fee. In connection with the IPO completed on May 3, 2017, we repaid the outstanding principal balance of $35.0 million and accrued interest of approximately $0.4 million in full and the Verde Credit Facility terminated.

Other Long-Term Debt

We enter into promissory note and disbursement agreements to finance certain equipment for our transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of March 31, 2018, the outstanding principal of these notes had a weighted-average interest rate of 5.6% and totaled approximately $30.5 million, of which approximately $6.1 million is due within the next twelve months.

Beginning in 2017, we have financed certain purchases and construction of our property and equipment through various sale and leaseback transactions. As of March 31, 2018, none of these transactions have qualified for sale accounting due to forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and base rent increases throughout the term. As of March 31, 2018, the outstanding liability associated with these sale and leaseback arrangements, net of debt issuance costs, is approximately $42.4 million.

In November 2017, we entered into a master sale-leaseback agreement (the "MSLA") pursuant to which we may sell and lease back certain of our properties and construction improvements. A portion of our finance leases described above are through the MSLA. A portion of the fixed rental payments set forth in the respective lease agreements are payable annually beginning in November 2019. Under the MSLA, at any time we may elect to, and beginning in November 2019 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to, demand that we repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. As of March 31, 2018, the repurchase prices for all properties under the MSLA excluding unpaid rent totaled approximately $28.8 million. Under the MSLA, the total sales price of properties we have sold and are leasing back at any point in time is limited to $75.0 million. As of March 31, 2018, we may sell and lease back an additional approximately $46.2 million of our property and equipment under the MSLA.

Finance Receivables

Our customers can obtain vehicle financing directly on our website. Historically, we have entered into various arrangements to sell the finance receivables we originate. Sales of receivables are a source of cash from operations and remove these loans from our balance sheet without recourse for their post-sale performance. In December 2016, we entered into a master purchase and sale agreement (the "Purchase and Sale Agreement") and a master transfer agreement (the "2016 Master Transfer Agreement") pursuant to which we sell finance receivables meeting certain underwriting criteria to certain third party purchasers, including Ally Bank and Ally Financial (the "Ally Parties"). Through November 2017 under the Purchase and Sale Agreement and the 2016 Master Transfer Agreement, we could sell up to an aggregate of $375.0 million, and $292.2 million, respectively, in principal balances of finance receivables subject to adjustment as described in the respective agreements. On November 3, 2017, we amended our Purchase and Sale Agreement to increase the aggregate amount of principal balances of finance receivables we can sell from $375.0 million to $1.5 billion. Also on November 3, 2017, we terminated the remaining capacity under the 2016 Master Transfer Agreement and replaced this facility by entering into a new master transfer agreement (the "2017 Master Transfer Agreement") with a third party under which the third party has committed to purchase up to an aggregate of approximately $357.1 million in principal balances of finance receivables.

During the three months ended March 31, 2018, we sold approximately $125.6 million in principal balances of finance receivables under the Purchase and Sale Agreement, and approximately $85.5 million in principal balances of finance receivables under the 2017 Master Transfer Agreement. As of March 31, 2018, there was approximately $1.0 billion and $239.5 million of unused capacity under the Purchase and Sale Agreement and the 2017 Master Transfer Agreement, respectively.

Liquidity Upon Equity Offerings

On May 3, 2017, we completed an initial public offering and received $205.8 million in proceeds, net of underwriting discounts and commissions and offering costs. We used the net proceeds to purchase Class A Units of Carvana Group. Carvana Group used a portion of the proceeds to repay $35.0 million of outstanding borrowings plus accrued interest under the Verde Credit Facility. Carvana Group used the remaining net proceeds for working capital and general corporate purposes. On April 30, 2018, we completed a follow-on public offering of 6.6 million shares of our Class A common stock at a public offering price of $27.50 per share and received proceeds from the offering of approximately $173.3 million after underwriting discounts and commissions but before estimated offering expenses. We again used the net proceeds to purchase Class A Units of Carvana Group, which intends to use the net proceeds for future working capital and general corporate purposes.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(131,449)	$(52,886)
Net cash used in investing activities	(28,011)	(18,556)
Net cash provided by financing activities	112,262	41,787
Net decrease in cash, cash equivalents and restricted cash	(47,198)	(29,655)
Cash, cash equivalents and restricted cash at beginning of period	187,123	49,450
Cash, cash equivalents and restricted cash at end of period	$139,925	$19,795

Operating Activities

For the three months ended March 31, 2018, net cash used in operating activities was $131.4 million, an increase of $78.6 million compared to net cash used in operating activities of $52.9 million for the three months ended March 31, 2017. Significant changes impacting net cash used in operating activities comparing the three months ended March 31, 2018 and 2017 are as follows:

•
Our net loss was $52.7 million during the three months ended March 31, 2018, an increase of $14.2 million from a net loss of $38.4 million during the three months ended March 31, 2017 primarily due to an increase in selling, general and administrative expenses associated with expansion to additional markets and expanding our corporate infrastructure.

•
Net increase in vehicle inventory was $72.0 million during the three months ended March 31, 2018 compared to a net increase in vehicle inventory of $14.0 million during the three months ended March 31, 2017, resulting in a $58.0 million increase in use of cash related to our efforts to increase and optimize our inventory levels.

•
Net cash used related to originations and proceeds of finance receivables was $8.2 million during the three months ended March 31, 2018, compared to net proceeds of $2.6 million during the three months ended March 31, 2017 resulting in an increased use of cash of $10.9 million year over year. This is primarily due to the timing of originations and subsequent sales of finance receivables.

These increases in uses of cash are partially offset by net cash inflows associated with the change in accounts payable and accrued liabilities of $13.0 million during the three months ended March 31, 2018 as compared to a net cash outflow of $2.7 million during the three months ended March 31, 2017, resulting in an increase to cash of $15.6 million year over year.

Investing Activities

Cash used in investing activities was $28.0 million and $18.6 million during the three months ended March 31, 2018 and 2017, respectively, an increase of $9.5 million. The increase primarily relates to the increase in purchases of property and equipment of $9.5 million, reflecting the expansion of our business operations into new markets and construction of new vending machines.

Financing Activities

Cash provided by financing activities was $112.3 million and $41.8 million during the three months ended March 31, 2018 and 2017, respectively, an increase of $70.5 million. The net increase primarily relates to proceeds from and payments on the Floor Plan Facility increasing by $245.7 million and $170.4 million, respectively, resulting in a net increase to sources of cash of $75.3 million. The increase in activity under our Floor Plan Facility is attributable to the increase in the amount of retail units sold to customers during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 and the increase in our inventory balance year over year. The increase in activity is also partially due to our ability to make prepayments to the lender, which are held as principal payments, and subsequently re-borrow such amounts. We began making these prepayments and re-borrowing such amounts after our IPO. Furthermore, the net increase to source of cash relates to the extended repayment terms effective in the second half of 2017.

Contractual Obligations and Commitments

We have not entered into any material contractual obligations outside of the ordinary course of business since the most recently ended fiscal year as disclosed in the header "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K.

Fair Value Measurements

We report money market securities at fair value. See Note 14 — Fair Value of Financial Instruments, included in Part I, Item 1, Unaudited Condensed and Consolidated Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

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

Critical Accounting Policies

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for accounting pronouncements adopted since December 31, 2017. There have been no other material changes to our critical accounting policies and use of estimates from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our history of losses and ability to maintain profitability in the future;

•	our ability to effectively manage our rapid growth;

•	our limited operating history;

•	the seasonal and other fluctuations in our quarterly operating results;

•	our relationship with DriveTime;

•	our management’s accounting judgments and estimates, as well as changes to accounting policies;

•	our ability to compete in the highly competitive industry in which we participate;

•	the changes in prices of new and used vehicles;

•	our ability to acquire desirable inventory;

•	our ability to sell our inventory expeditiously;

•	our ability to sell and generate gains on the sale of automotive finance receivables;

•	our dependence on the sale of automotive finance receivables for a substantial portion of our gross profits;

•	our reliance on credit data for the automotive finance receivables we sell;

•	our ability to successfully market and brand our business;

•	our reliance on Internet searches to drive traffic to our website;

•	our ability to comply with the laws and regulations to which we are subject;

•	the changes in the laws and regulations to which we are subject;

•	our ability to comply with the Telephone Consumer Protection Act of 1991;

•	the evolution of regulation of the Internet and e-commerce;

•	our ability to grow complementary product and service offerings;

•	our ability to address the shift to mobile device technology by our customers;

•	risks related to the larger automotive ecosystem;

•	the geographic concentration where we provide services and recondition and store vehicle inventory;

•	our ability to raise additional capital;

•	our ability to maintain adequate relationships with the third parties that finance our vehicle inventory purchases;

•	the representations we make in our finance receivables we sell;

•	our reliance on our proprietary credit scoring model in the forecasting of loss rates;

•	our reliance on internal and external logistics to transport our vehicle inventory;

•
the risks associated with the construction and operation of our inspection and reconditioning centers, fulfillment centers and vending machines, including our dependence on one supplier for construction and maintenance for our vending machines;

•	our ability to finance vending machines and inspection and reconditioning centers;

•	our ability to protect the personal information and other data that we collect, process and store;

•	disruptions in availability and functionality of our website;

•	our ability to protect our intellectual property, technology and confidential information;

•	our ability to defend against claims that our employees, consultants or advisors have wrongfully used or disclosed trade secrets or intellectual property;

•	our ability to defend against intellectual property disputes;

•	our ability to comply with the terms of open source licenses;

•	conditions affecting automotive manufacturers, including manufacturer recalls;

•	our reliance on third party technology to complete critical business functions;

•	our dependence on key personnel to operate our business;

•	the diversion of management’s attention and other disruptions associated with potential future acquisitions;

•	risks relating to the ability of our Class A Convertible Preferred Stock holder to influence our business;

•	the legal proceedings to which we may be subject in the ordinary course of business;

•	potential errors in our retail installment contracts with our customers that could render them unenforceable;

•	risks relating to our corporate structure and tax receivable agreements; and

•	other factors disclosed in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K and other filings we make with the Securities and Exchange Commission.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, except as follows:

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

Problems faced by our third-party web-hosting providers could adversely affect the experience of our customers. For example, our third-party web-hosting providers could close their facilities without adequate notice or suffer interruptions in service caused by cyber-attacks, natural disasters or other phenomena. Any financial difficulties, up to and including bankruptcy, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web-hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

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

We may in the future become involved in lawsuits to defend ourselves against intellectual property disputes, which could be expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, and hinder our ability to commercialize our existing or future products.

Our success depends in part on not infringing the patents or violating the other proprietary rights of others. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent rights occurs in the e-commerce industry. Whether merited or not, it is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that prevent, limit, or otherwise interfere with our ability to use our technology or processes necessary to operate our business. Our competitors may have one or more patents for which they can threaten and/or initiate patent infringement actions against us and/or any of our third-party suppliers. Our ability to defend ourselves and/or our third-party suppliers may be limited by our financial and human resources, the availability of reasonable defenses, and the ultimate acceptance of our defenses by the courts or juries. Furthermore, if such patents are successfully asserted against us, this may result in an adverse impact on our business, including injunctions, damages, and/or attorneys’ fees. From time to time and in the ordinary course of business, we may develop non-infringement and/or invalidity positions with respect to third-party patents, which may or not be ultimately adjudicated as successful by a judge or jury if such patents were asserted against us.

We may receive in the future, particularly now that we are a public company, communications from patent holders alleging infringement of patents or other intellectual property rights or misappropriation of trade secrets, or offering licenses to such intellectual property. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. At any given time, we may be involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time.

The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved, our potential expansion into new business lines and the uncertainty of litigation significantly increase the risks related to any patent litigation. Furthermore, as the number of participants in our industry grows, the possibility of intellectual property infringement claims against us increases. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop using the technology or processes that use the disputed intellectual property necessary to operate our business and sell our products;

•
obtain a license from the intellectual property owner to continue using technology or processes necessary to operate our business or sell our products, which license may require substantial royalty payments and may not be available on reasonable terms, or at all;

•	incur significant expenses and legal fees;

•
pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing, potentially including treble damages if the court finds that the infringement was willful;

•	if a license is available from a third-party, we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services;

•	find a non-infringing substitute product or technology, which could be costly and create significant delay in our operations; and/or

•	redesign those products, technologies or processes that infringe any third-party intellectual property, which could be costly, disruptive, and/or infeasible.

If any of the foregoing occurs, we may have to stop using certain of our technologies or processes or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the three months ended March 31, 2018, except as otherwise previously reported.

During the three months ended March 31, 2018, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged approximately 1.8 million LLC Units and approximately 1.3 million shares of Class B common stock for approximately 1.4 million shares of Class A common stock. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

Date:	May 9, 2018	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)