Form 10-Q
period 2018-06-30
CARVANA CO.
filed 2018-08-08
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of August 3, 2018, the registrant had 34,256,765 shares of Class A common stock outstanding and 105,816,629 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$199,192	$172,680
Restricted cash	18,356	14,443
Accounts receivable, net	23,573	14,105
Finance receivables held for sale, net	77,128	45,564
Vehicle inventory	302,989	227,446
Other current assets	22,255	15,480
Total current assets	643,493	489,718
Property and equipment, net	217,414	148,681
Intangible assets, net	9,616	—
Goodwill	6,868	—
Other assets	4,372	2,738
Total assets	$881,763	$641,137
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$81,880	$50,306
Accounts payable due to related party	3,193	1,802
Floor plan facility	347,087	248,792
Current portion of long-term debt	6,664	5,131
Total current liabilities	438,824	306,031
Long-term debt, excluding current portion	76,873	48,469
Other liabilities	6,957	7,093
Total liabilities	522,654	361,593
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A Convertible Preferred Stock, $0.01 par value, $1,000 liquidation value per share - 100 shares authorized, issued and outstanding as of June 30, 2018 and December 31, 2017	98,507	97,127
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 34,242 and 18,096 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	34	18
Class B common stock, $0.001 par value - 125,000 shares authorized; 105,817 and 114,664 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	106	115
Additional paid in capital	95,008	41,375
Accumulated deficit	(29,907)	(12,899)
Total stockholders' equity attributable to Carvana Co.	163,748	125,736
Non-controlling interests	195,361	153,808
Total stockholders' equity	359,109	279,544
Total liabilities & stockholders' equity	$881,763	$641,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales and operating revenues:
Used vehicle sales, net	$437,922	$193,947	$771,978	$342,329
Wholesale vehicle sales	16,622	7,818	26,755	13,544
Other sales and revenues, including $5,544, $1,898, $9,655 and $3,656, respectively, from related parties	20,742	7,600	36,975	12,565
Net sales and operating revenues	475,286	209,365	835,708	368,438
Cost of sales	426,251	193,326	752,439	342,653
Gross profit	49,035	16,039	83,269	25,785
Selling, general and administrative expenses	95,652	52,011	178,838	97,919
Interest expense, including $0, $1,241, $0 and $1,382, respectively, to related parties	4,165	2,507	7,706	4,566
Other expense, net	468	391	647	609
Net loss before income taxes	(51,250)	(38,870)	(103,922)	(77,309)
Income tax provision	—	—	—	—
Net loss	(51,250)	(38,870)	(103,922)	(77,309)
Net loss attributable to non-controlling interests	(41,285)	(24,328)	(86,914)	(24,328)
Net loss attributable to Carvana Co.	$(9,965)	$(14,542)	$(17,008)	$(52,981)
Dividends on Class A convertible preferred stock	(1,375)	—	(2,720)	—
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	(1,380)	—
Net loss attributable to Class A common stockholders	$(11,340)	$(14,542)	$(21,108)	$(52,981)
Net loss per share of Class A common stock, basic and diluted (1)	$(0.41)	$(0.28)	$(0.92)	$(0.56)
Weighted-average shares of Class A common stock, basic and diluted (1)(2)	27,780	15,026	23,063	15,013

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

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' DEFICIT
(Unaudited)
(In thousands)

		Class A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Members' Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2016	$(115,961)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Equity-based compensation expense prior to Organizational Transactions	158	—	—	—	—	—	—	—	—	—	—
Accrued return on Class C Redeemable Preferred Units	(9,439)	—	—	—	—	—	—	—	—	—	—
Net loss prior to Organizational Transactions	(49,942)	—	—	—	—	—	—	—	—	—	—
Conversion of Class C Redeemable Preferred Units for Class A Units	260,411	—	—	—	—	—	—	—	—	—	—
Effect of Organizational Transactions	(85,227)	—	—	—	—	117,236	117	(174,255)	—	259,365	85,227
Issuance of Class A common stock sold in initial public offering, net of underwriters' discounts and commissions and offering expenses	—	—	—	15,000	15	—	—	205,910	—	—	205,925
Net loss subsequent to Organizational Transactions	—	—	—	—	—	—	—	—	(3,039)	(24,328)	(27,367)
Adjustments to the non-controlling interests	—	—	—	—	—	—	—	846	—	(846)	—
Issuance of restricted stock awards, net of forfeitures	—	—	—	544	1	—	—	(1)	—	—	—
Restricted stock surrendered in lieu of withholding taxes	—	—	—	(21)	—	—	—	(299)	—	—	(299)
Equity-based compensation expense subsequent to Organizational Transactions	—	—	—	—	—	—	—	1,944	—	—	1,944
Balance, June 30, 2017	$—	—	$—	15,523	$16	117,236	$117	$34,145	$(3,039)	$234,191	$265,430

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' DEFICIT - (Continued)
(Unaudited)
(In thousands)

		Class A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Members' Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2017	$—	100,000	$97,127	18,096	$18	114,664	$115	$41,375	$(12,899)	$153,808	$279,544
Net loss	—	—	—	—	—	—	—	—	(17,008)	(86,914)	(103,922)
Issuance of Class A common stock sold in follow-on offering, net of underwriters' discounts and commissions and offering expenses	—	—	—	6,600	7	—	—	172,280	—	—	172,287
Adjustment to non-controlling interests related to follow-on offering	—	—	—	—	—	—	—	(132,375)	—	132,375	—
Issuance of LLC Units related to business acquisitions	—	—	—	—	—	—	—	—	—	9,981	9,981
Adjustment to non-controlling interests related to business acquisitions	—	—	—	—	—	—	—	1,297	—	(1,297)	—
Accretion of beneficial conversion feature on Class A Convertible Preferred Stock	—	—	1,380	—	—	—	—	(1,380)	—	—	—
Dividends on Class A Convertible Preferred Stock	—	—	—	—	—	—	—	(2,720)	—	—	(2,720)
Exchanges of LLC Units	—	—	—	9,569	9	(8,847)	(9)	12,592	—	(12,592)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	—	71,232	—	—	71,232
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	—	(71,232)	—	—	(71,232)
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	(36)	—	—	—	(323)	—	—	(323)
Options exercised	—	—	—	13	—	—	—	169			169
Equity-based compensation expense	—	—	—	—	—	—	—	4,093	—	—	4,093
Balance, June 30, 2018	$—	100,000	$98,507	34,242	$34	105,817	$106	$95,008	$(29,907)	$195,361	$359,109
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(103,922)	$(77,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,862	4,645
Loss on disposal of property and equipment	267	565
Provision for bad debt and finance receivable allowance	1,131	494
Gain on loan sales	(22,313)	(8,390)
Equity-based compensation expense	4,093	2,102
Amortization and write-off of debt issuance costs	649	1,250
Originations of finance receivables	(525,885)	(223,843)
Proceeds from sale of finance receivables	513,820	231,942
Changes in assets and liabilities:
Accounts receivable	(9,500)	(8,293)
Vehicle inventory	(74,817)	11,668
Other current assets	(7,397)	(1,538)
Other assets	270	(1,148)
Accounts payable and accrued liabilities	33,002	942
Accounts payable to related party	1,391	285
Other liabilities	(136)	5,337
Net cash used in operating activities	(179,485)	(61,291)
Cash Flows from Investing Activities:
Purchases of property and equipment	(73,425)	(42,576)
Business acquisitions, net of cash acquired	(6,670)	—
Net cash used in investing activities	(80,095)	(42,576)
Cash Flows from Financing Activities:
Proceeds from floor plan facility	837,673	397,082
Payments on floor plan facility	(739,378)	(395,555)
Proceeds from Verde Credit Facility	—	35,000
Payments on Verde Credit Facility	—	(35,000)
Proceeds from long-term debt	25,670	2,980
Payments on long-term debt	(2,852)	(641)
Payments of debt issuance costs, including $0 and $1,000 to related parties, respectively	(325)	(1,000)
Net proceeds from issuance of Class A common stock	172,287	206,323
Proceeds from exercise of stock options	169	—
Tax withholdings related to restricted stock awards	(323)	—
Dividends paid on Class A Convertible Preferred Stock	(2,904)	—
Payments of costs related to issuance of Class A Convertible Preferred Stock	(12)	—
Net cash provided by financing activities	290,005	209,189
Net increase in cash, cash equivalents and restricted cash	30,425	105,322
Cash, cash equivalents and restricted cash at beginning of period	187,123	49,450
Cash, cash equivalents and restricted cash at end of period	$217,548	$154,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub (collectively, "Carvana Co.") together with its consolidated subsidiaries (the “Company”) is a leading e-commerce platform for buying used cars. The Company is transforming the used car buying experience by giving consumers what they want — a wide selection, great value and quality, transparent pricing and a simple, no pressure transaction. Using the website, customers can complete all phases of a used vehicle purchase transaction including financing their purchase, trading in their current vehicle and purchasing complementary products such as vehicle service contracts and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

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

Also in connection with the IPO, the Company completed the following organizational transactions (the “Organizational Transactions”):

• Carvana Group amended and restated its limited liability company operating agreement (the "LLC Agreement") to, among other things, (i) eliminate a class of preferred membership interests, (ii) provide for two classes of common ownership interests in Carvana Group held by the then-existing holders of LLC units (the "Original LLC Unitholders" and together with any holders of LLC units issued subsequent to the IPO, the "LLC Unitholders") consisting of Class B common units (the “Class B Units”) and Class A common units (the “Class A Units”), and (iii) appoint Carvana Co. as the sole manager of Carvana Group;

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

• Carvana Group converted its outstanding Class C Redeemable Preferred Units into approximately 43.1 million Class A Units;

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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

In accordance with the LLC Agreement, Carvana Co. has all management powers over the business and affairs of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. Class A Units and Class B Units (the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of June 30, 2018, Carvana Co. owned approximately 23.4% of Carvana Group and the LLC Unitholders owned the remaining 76.6%.

The Organizational Transactions described above are considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.

Follow-On Public Offering

On April 30, 2018, the Company completed a follow-on offering of 6.6 million shares of its Class A common stock at a public offering price of $27.50 per share and received net proceeds from the offering of approximately $172.3 million after underwriting discounts and commissions and offering expenses. The Company used the net proceeds to purchase approximately 8.3 million newly-issued LLC Units in Carvana Group, which used the net proceeds primarily for general corporate purposes.

A holder of Class A common stock (the "Selling Stockholder") and certain LLC Unitholders (the "Selling LLC Unitholders") sold a total of approximately 6.1 million shares of Class A common stock as part of the offering. The Selling LLC Unitholders exchanged approximately 6.9 million LLC Units for approximately 5.6 million shares of Class A common stock to be sold in the offering, and to the extent such Selling LLC Unitholder held Class B common stock, the corresponding shares of Class B common stock were immediately retired by the Company. The Company did not receive any proceeds from the sale of the approximately 6.1 million shares of Class A common stock by the Selling Stockholder and the Selling LLC Unitholders.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2018, results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows and changes in stockholders' equity for

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
the six months ended June 30, 2018 and 2017. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Liquidity

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred losses from inception through June 30, 2018, and expects to incur additional losses in the future. As the Company continues to fund growth into new markets, fund construction of vending machines and inspection and reconditioning centers and enhance technology and software development efforts, it needs access to substantial capital. From inception, the Company has funded operations through the sale of Class A Units, the sale of Class C Redeemable Preferred Units, capital contributions from DriveTime, its IPO completed on May 3, 2017 for net proceeds of approximately $205.8 million, its follow-on offering completed on April 30, 2018 for net proceeds of approximately $172.3 million, its issuance of Class A Convertible Preferred Stock on December 5, 2017 for net proceeds of approximately $98.5 million, and short-term funding from the Company’s majority owner. The Company has historically funded vehicle inventory purchases through its Floor Plan Facility, described in further detail in Note 8 — Debt Instruments, and had approximately $2.9 million available under the Floor Plan Facility to fund future vehicle inventory purchases as of June 30, 2018. The Company plans to increase the amount and extend the maturity date of financing available to purchase vehicle inventory by amending its existing Floor Plan Facility or by entering into a new agreement prior to the maturity date of the Floor Plan Facility. The Company has also funded certain of its capital expenditures through long-term financing with third parties as described in further detail in Note 8 — Debt Instruments. The Company has historically entered into various agreements under which it sells the finance receivables it originates to third parties. As of June 30, 2018, the Company sells finance receivables under multiple agreements, all of which expire in November 2018. The Company plans to extend or enter into new agreements to sell its finance receivables to third parties prior to the expiration of the agreements. Management believes that its current working capital and expected continued inventory and capital expenditure financing are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Segments

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Based on the way the Company manages its business, the Company has determined that it currently operates with one reportable segment. The chief operating decision maker focuses on consolidated results in assessing operating performance and allocating resources. Furthermore, the Company offers similar products and services and uses similar

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
processes to sell those products and services to similar classes of customers throughout the United States (“U.S.”). Substantially all revenue is generated and all assets are held in the U.S. for all periods presented.

Comprehensive Loss

During the three and six months ended June 30, 2018 and 2017, the Company had no other components of comprehensive loss and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Restricted Cash

The restricted cash includes the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding floor plan facility principal balance, as explained in Note 8 — Debt Instruments and amounts held as restricted cash as required under letter of credit agreements, as explained in Note 14 — Commitments and Contingencies.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers ("ASC 606") on January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. Based on the manner in which the Company historically recognized revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of its revenue recognition and the Company recognized no cumulative effect adjustment upon adoption.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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

Adoption of New Accounting Standards

As discussed above, the Company adopted ASC 606 on January 1, 2018 using the modified retrospective method. ASC 606 requires the reserve for vehicle inventory returns to be presented separately from vehicle inventory, where the Company previously presented it. As of December 31, 2017, the reserve for estimated returns included within vehicle inventory was approximately $2.6 million. As of June 30, 2018, the reserve for estimated returns included within other current assets was approximately $4.6 million. Furthermore, based on the manner in which the Company recognizes revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of its revenue recognition and the Company recognized no cumulative effect adjustment upon adoption.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows — Restricted Cash (“ASU 2016-18”), which requires the statement of cash flows to include restricted cash with its cash and cash equivalents balance and a reconciliation between all cash items on the balance sheet and the balance presented in the statement of cash flows. In addition, changes in restricted cash related to transfers between cash and cash equivalents and restricted cash will not be presented as cash flow activities in the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 on a retrospective basis. As a result, changes in restricted cash are no longer presented as investing cash flow activities and the restricted cash balance is included with cash and cash equivalents in the beginning and end of period balances on the Company's consolidated statements of cash flows for all periods presented. For the six months ended June 30, 2017, changes in restricted cash included within cash used in investing activities, as originally presented, was approximately $0.1 million.

Accounting Standards Issued But Not Yet Adopted

Since February 2016, the FASB has issued several accounting standards updates related to the new leasing model in ASC 842, Leases (“ASC 842”). ASC 842 introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for certain leases, whether operating or financing. ASC 842 eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. Expense recognition on the income statement remains similar to current lease accounting guidance. ASC 842 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 and should be applied using a modified retrospective approach, with the option to elect various practical expedients. The Company plans to adopt ASC 842 for its fiscal year beginning January 1, 2019. The adoption of ASC 842 will require the recognition of a right-of-use asset and a lease obligation for the Company’s leases (see Note 14 — Commitments and Contingencies). While the Company is still evaluating the full effect this guidance will have on its consolidated financial statements and related disclosures, the Company anticipates recognizing right-of-use assets and operating lease liabilities, which will have a material impact upon adoption primarily on its consolidated balance sheets and related disclosures, and will increase total assets and liabilities.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which is intended to simplify the goodwill impairment test by eliminating the second step of the goodwill impairment test, which requires performing a hypothetical purchase price allocation. Under ASU 2017-04, goodwill impairment should be recognized based on the amount by which a reporting unit's carrying amount exceeds its fair value, but should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, may be early adopted after January 1, 2017, and should be applied on a prospective basis. The Company does not expect adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718) ("ASU 2018-07") related to the accounting for share-based payment transactions for acquiring goods and services from nonemployees. Under ASU 2018-07, the intent is to simplify and align most requirements for share-based payments to nonemployees with the requirements for share-based payments granted to employees under ASC 718, including measuring the equity instruments at the grant-date fair value. ASU 2018-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, and will be applied on a modified retrospective basis through a cumulative-effect adjustment to accumulated deficit. The Company plans to adopt ASU 2018-07 for its fiscal year beginning January 1, 2019 and is currently assessing the impact, if any, the guidance will have on the Company's consolidated financial statements.

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Land and site improvements	$40,705	$11,656
Buildings and improvements	91,775	60,804
Transportation fleet	46,846	39,153
Software	28,006	21,009
Furniture, fixtures and equipment	15,451	12,239
Total property and equipment excluding construction in progress	222,783	144,861
Less: accumulated depreciation and amortization on property and equipment	(30,539)	(20,453)
Property and equipment excluding construction in progress, net	192,244	124,408
Construction in progress	25,170	24,273
Property and equipment, net	$217,414	$148,681

Depreciation and amortization expense on property and equipment was approximately $4.9 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $9.5 million and $4.6 million for the six months ended June 30, 2018 and 2017, respectively. These amounts primarily relate to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS, NET

On April 12, 2018, the Company acquired Car360, Inc. ("Car360"), a provider of app-based photo capture technology, for approximately $16.7 million, net of cash acquired of approximately $0.4 million. The purchase price was comprised of approximately $6.7 million cash, net of cash acquired, and approximately 0.5 million Class A Units of Carvana Group, with a fair value of approximately $10.0 million.

 The purchase price was allocated to net tangible assets of approximately $0.2 million and intangible assets of approximately $9.9 million based on their fair values on the acquisition date.  The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was $6.9 million, which has been recorded as goodwill.

The historical results of operations for Car360 were not significant to the Company's consolidated results of operations for the periods presented. Certain estimated values for the acquisition, including goodwill and intangible assets, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.

The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of June 30, 2018 (in thousands):

	Useful Life	June 30, 2018
Intangible assets:
Developed technology	7 years	$8,642
Customer relationships	5 years	523
Non-compete agreements	5 years	774
Intangible assets, acquired cost		9,939
Less: accumulated amortization on intangible assets		(323)
Intangible assets, net		$9,616

Goodwill	N/A	$6,868

Amortization expense during the three and six months ended June 30, 2018 was $0.3 million. As of June 30, 2018, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 6.5 years. The anticipated annual amortization expense to be recognized in future years as of June 30, 2018 is as follows (in thousands):

Expected Future Amortization
Remainder of 2018	$747
2019	1,494
2020	1,494
2021	1,494
2022	1,494
Thereafter	2,893
Total	$9,616

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accounts payable	$23,996	$10,546
Sales taxes and vehicle licenses and fees	18,539	9,034
Accrued compensation and benefits	9,141	5,054
Accrued property and equipment	6,374	8,325
Accrued advertising costs	3,752	4,265
Other accrued liabilities	20,078	13,082
Total accounts payable and other accrued liabilities	$81,880	$50,306

NOTE 6 — RELATED PARTY TRANSACTIONS

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

Expenses related to these lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended June 30, 2018, total costs related to these lease agreements were approximately $2.3 million with approximately $1.1 million and $1.2 million allocated to inventory and selling, general and administrative expenses, respectively. During the six months ended June 30, 2018, total costs related to these lease agreements were approximately $4.5 million with approximately $2.1 million and $2.4 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended June 30, 2017, total costs related to these lease agreements were approximately $1.8 million with approximately $0.6 million and $1.2 million allocated to inventory and selling, general and administrative expenses, respectively. During the six months ended June 30, 2017, total costs related to these lease agreements were approximately $3.4 million with approximately $1.2 million and $2.2 million allocated to inventory and selling, general and administrative expenses, respectively.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Corporate Office Leases

During the first quarter of 2017, the Company subleased additional office space at DriveTime’s corporate headquarters in Tempe, Arizona. Pursuant to this arrangement, the Company incurred rent expense of approximately $0.1 million during the three months ended March 31, 2017, after which this arrangement was terminated.

In September 2016, the Company entered into a lease with a third party for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guarantees up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, which is co-terminus with DriveTime's master lease, the Company will pay DriveTime rent equal to the amounts due under DriveTime's master lease. During the three and six months ended June 30, 2018, the rent expense incurred related to this first floor sublease was approximately $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2017, the rent expense incurred related to this first floor sublease was approximately $0.2 million and $0.3 million, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell vehicle service contracts ("VSCs") and GAP waiver coverage to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Company recognized approximately $5.5 million and $9.7 million during the three and six months ended June 30, 2018, respectively, and approximately $1.9 million and $3.7 million during the three and six months ended June 30, 2017, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

DriveTime also administers the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-contract fee to DriveTime to administer the GAP waiver coverage it sells to its customers. The Company incurred approximately $0.0 million and  $0.1 million during the three and six months ended June 30, 2018, respectively, and $0.0 million during the both the three and six months ended June 30, 2017 related to the administration of GAP waiver coverage.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft operated by DriveTime on October 22, 2015, and the agreement was subsequently amended on May 15, 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of the flights in which the Company uses the aircrafts. The original agreement was for  12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime approximately $0.2 million and $0.3 million, respectively, under this agreement during the three months ended June 30, 2018 and 2017, respectively, and approximately $0.2 million and $0.4 million under this agreement during the six months ended June 30, 2018 and 2017, respectively.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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

Accounts Payable Due to Related Party

Amounts payable to DriveTime and Verde under the agreements explained above, as well as invoices DriveTime initially paid on behalf of the Company for vehicle reconditioning costs and general and administrative expenses, are included in accounts payable to related party in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, approximately $3.2 million and $1.8 million, respectively, was due to related parties primarily related to lease agreements, shared service fees, net VSC fees collected from customers and repayments to DriveTime for invoices paid on behalf of the Company.

NOTE 7 — FINANCE RECEIVABLE SALE AGREEMENTS

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

During the six months ended June 30, 2018, the Company sold approximately $308.8 million in principal balances of finance receivables under the Purchase and Sale Agreement, and approximately $184.4 million in principal balances of finance receivables under the 2017 Master Transfer Agreement. As of June 30, 2018, there was approximately $847.6 million and $140.5 million of unused capacity under the Purchase and Sale Agreement and the 2017 Master Transfer Agreement, respectively. During the six months ended June 30, 2017, the Company sold approximately $157.7 million in principal balances of finance receivables under the Purchase and Sale Agreement, and approximately $66.6 million in principal balances of finance receivables under the 2016 Master Transfer Agreement.

The total gain on loan sales related to finance receivables sold under these agreements was approximately $12.4 million and $22.3 million during the three and six months ended June 30, 2018, respectively, and approximately $5.4 million and $8.4 million during the three and six months ended June 30, 2017, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

NOTE 8 — DEBT INSTRUMENTS

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory, unless customers financed the purchase by originating an automotive finance receivable. For used vehicle sales involving financing originated by the Company and sold under either the Purchase and Sale Agreement or the 2017 Master Transfer Agreement as mentioned in Note 7 — Finance Receivable Sale Agreements, the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one day following the sale of the related finance receivable. In November 2017, the Company also entered into a letter agreement to extend repayment of amounts due under the Floor Plan Facility for used vehicle sales involving financing that are not sold under either the Purchase and Sale Agreement or the 2017 Master Transfer Agreement. With respect to such vehicles, the lender agreed to extend repayment of the advance or the loan for such vehicles to the earlier of fifteen business days after the sale of the vehicle or two business days following the funding of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently re-borrow such amounts.

As of June 30, 2018, the interest rate on the Floor Plan Facility was approximately 5.74%, the Company had an outstanding balance under this facility of approximately $347.1 million, borrowing capacity available of approximately $2.9 million and held approximately $17.4 million in restricted cash related to this facility. As of December 31, 2017, the Company held approximately $12.4 million in restricted cash related to this facility.

Long-Term Debt

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two to five-year term and requires monthly payments. As of June 30, 2018, the outstanding principal of these notes had a weighted-average interest rate of 5.6% and totaled approximately $31.3 million, of which approximately $6.7 million is due within the next twelve months and is included as current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Finance Leases

Beginning in 2017, the Company has financed certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of June 30, 2018, none of these transactions have qualified for sale accounting due to forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and base rent increases throughout the term. As of June 30, 2018, the outstanding liability associated with these sale and leaseback arrangements, net of debt issuance costs, is approximately $52.3 million and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheet.

In November 2017, the Company entered into a master sale-leaseback agreement (the "MSLA") pursuant to which it may sell and lease back certain of its owned or leased properties and construction improvements. A portion of the Company's finance leases described above is through the MSLA. A portion of the fixed rental payments set forth in the respective lease agreements is payable annually beginning in November 2019. Under the MSLA, at any time the Company may elect to, and beginning in November 2019 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to, demand that the Company repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. As of June 30, 2018, the repurchase prices for all properties under the MSLA excluding unpaid rent totaled approximately $28.8 million. Under the MSLA, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. As of June 30, 2018, the Company may sell and lease back an additional approximately $46.2 million of its property and equipment under the MSLA.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 9 — STOCKHOLDERS' EQUITY

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

As described in Note 1 — Business Organization, Carvana Group amended and restated its LLC Agreement to, among other things, provide for two classes of common ownership interests in Carvana Group. Carvana Group’s two classes of common ownership interests are Class A Units and Class B Units. Carvana Co. is required to, at all times, maintain (i) a four-to-five ratio between the number of shares of Class A common stock issued and outstanding by Carvana Co. and the number of Class A Units owned by Carvana Co. (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities and subject to adjustment as set forth in the exchange agreement (the "Exchange Agreement") further discussed below, and taking into account Carvana Sub’s 0.1% ownership interest in Carvana, LLC) and (ii) a four-to-five ratio between the number of shares of Class B common stock owned by the Original LLC Unitholders and the number of Class A Units owned by the Original LLC Unitholders. The Company may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only together with a corresponding number of LLC Units if Carvana Co., at the election of an Existing LLC Unitholder, exchanges LLC Units for shares of Class A common stock.

As of June 30, 2018, there were approximately 175.6 million and 6.0 million Class A Units and Class B Units (as adjusted for the participation thresholds), respectively, issued and outstanding. As discussed in Note 11 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the “LLC Equity Incentive Plan”) and are subject to a participation threshold and are earned over the requisite service period.

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

Follow-On Public Offering

On April 30, 2018, the Company completed a follow-on offering of 6.6 million shares of its Class A common stock at a public offering price of $27.50 per share and received net proceeds from the offering of approximately $172.3 million after underwriting discounts and commissions and offering expenses. The Company used the net proceeds to purchase approximately 8.3 million newly-issued LLC Units in Carvana Group, which used the net proceeds primarily for general corporate purposes.

The Selling Stockholder and the Selling LLC Unitholders sold a total of approximately 6.1 million shares of Class A common stock as part of the offering. The Selling LLC Unitholders exchanged approximately 6.9 million LLC Units for approximately 5.6 million shares of Class A common stock to be sold in the offering, and to the extent such Selling LLC

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Unitholder held Class B common stock, the corresponding shares of Class B common stock were immediately retired by the Company. The Company did not receive any proceeds from the sale of the approximately 6.1 million shares of Class A common stock by the Selling Stockholder and the Selling LLC Unitholders.

Exchange Agreement

Carvana Co. and the LLC Unitholders entered into an Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions and subject to vesting for certain Class A Units and subject to vesting and the respective participation threshold for Class B Units. To the extent such owners also hold Class B common stock, they will be required to deliver to Carvana Co. a number of shares of Class B common stock equal to the number of shares of Class A common stock being exchanged for. Any shares of Class B common stock so delivered will be canceled. The number of exchangeable Class B Units is determined based on the value of Carvana Co.'s Class A common stock and the applicable participation threshold.

During the six months ended June 30, 2018, certain LLC Unitholders exchanged approximately 12.0 million LLC Units and approximately 8.8 million shares of Class B common stock for approximately 9.6 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received approximately 12.0 million LLC Units, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

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

At the holder's request beginning on January 29, 2018, any or all shares of the Convertible Preferred Stock are convertible into shares of Class A common stock at an initial conversion rate of 50.78 shares of Class A common stock per share of Convertible Preferred Stock. On or after December 5, 2018, the Company will have the option to cause all shares of Convertible Preferred Stock to be converted into shares of Class A common stock or cash, at the Company's election, if the 10-day volume-weighted average price equals or exceeds 150% of the conversion price as set forth in the agreement. In the event Carvana Co. issues any shares of Class A common stock upon conversion of any shares of Convertible Preferred Stock or in connection with any change of control repurchase of shares of Convertible Preferred Stock, a corresponding number of Convertible Preferred Units shall be canceled and cease to be outstanding, and Carvana Group will issue Class A Units to Carvana Co. on a four-to-five ratio between the number of shares of Class A common stock issued by Carvana Co. to the holders of the Convertible Preferred Stock and the number of Class A Units issued. As of June 30, 2018, the holder has not converted any shares of Convertible Preferred Stock.

The initial conversion price was $19.6945, which was calculated based on a 20.0% premium to the volume weighted average price for Class A common stock during the 5 trading days immediately preceding December 4, 2017. Following announcement of the transaction, the share price of Class A common stock increased and exceeded the conversion price on the commitment date and resulted in a beneficial conversion feature ("BCF") of approximately $2.6 million. The BCF was originally recorded as a reduction of the Convertible Preferred Stock with an offset to additional paid-in capital. The BCF accreted as a deemed dividend through January 29, 2018, the first available conversion date, increasing the carrying value of the Convertible Preferred Stock with an offsetting charge to additional paid-in capital. During the six months ended June 30, 2018, the Company recorded the remaining approximately $1.4 million in accretion related to the BCF. The carrying value of the Convertible Preferred Stock was approximately $98.5 million and $97.1 million as of June 30, 2018 and December 31, 2017, respectively.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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

The Convertible Preferred Stock accrues dividends at 5.5% of the liquidation preference of $1,000 per share. The dividends are payable in cash quarterly commencing March 15, 2018 so long as the Company has funds legally available and the Board declares a cash dividend payable. The Company may not declare dividends on shares of its common stock or purchase or redeem shares of its common stock, unless all accumulated and unpaid dividends on the Convertible Preferred Stock have been paid in full or a sum for such amounts has been set aside for payment. As the Company declares and pays dividends on the Convertible Preferred Stock, Carvana Group will make distributions to Carvana Co. with respect to the Convertible Preferred Units in an amount equal to the related Convertible Preferred Stock dividend amount and any corresponding tax payments. During the six months ended June 30, 2018, the Company paid approximately $2.9 million of dividends to the holders of the Convertible Preferred Stock and Carvana Group distributed approximately $2.9 million to Carvana Co. with respect to the Convertible Preferred Units. As of June 30, 2018, dividends accrued related to the Convertible Preferred Stock were approximately $0.2 million, or $2.29 per share of Convertible Preferred Stock outstanding.

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

NOTE 10 — NON-CONTROLLING INTERESTS

As discussed in Note 1 — Business Organization, Carvana Co. consolidates the financial results of Carvana Group and reports a non-controlling interest related to the portion of Carvana Group owned by the LLC Unitholders. Changes in the ownership interest in Carvana Group while Carvana Co. retains its controlling interest will be accounted for as equity transactions. Exchanges of LLC Units result in a change in ownership and reduce the amount recorded as non-controlling interests and increase additional paid-in capital.

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

During the six months ended June 30, 2018, the total adjustments related to exchanges of LLC Units was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $12.6 million, which has been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statement of stockholders' equity. During the six months ended June 30, 2018, Carvana Co. utilized its net proceeds from its follow-on offering to purchase LLC Units, which together with the follow-on offering resulted in an adjustment to increase non-controlling interests and to decrease additional paid-in capital by approximately $132.4 million, which has been included in adjustment to non-controlling interests related to follow-on offering in the accompanying unaudited condensed consolidated statement of stockholders' equity. During

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
the six months ended June 30, 2018, Carvana Group issued approximately 0.5 million Class A Units with a fair value of approximately $10.0 million as part of the purchase price consideration for Car360, which is reflected as an increase in non-controlling interests in the accompanying unaudited condensed consolidated statement of stockholders' equity. The adjustment related to the issuance of Class A Units to acquire Car360 was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $1.3 million, which has been included in adjustment to non-controlling interests related to business acquisitions in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As of June 30, 2018, Carvana Co. owned approximately 23.4% of Carvana Group with the LLC Unitholders owning the remaining 76.6%. The non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

The following table summarizes the effects of changes in ownership in Carvana Group on the Company's additional paid-in capital during the six months ended June 30, 2018 (in thousands):

	Six Months Ended
	6/30/2018	6/30/2017
Transfers (to) from non-controlling interests:
Decrease as a result of issuances of Class A common stock	$(132,375)	$(174,255)
Increase as a result of Carvana Group's issuance of Class A Units in connection with business acquisitions	1,297	—
Increase as a result of exchanges of LLC Units	12,592	—
Increase as a result of adjustments to non-controlling interests	—	846
Total transfers to non-controlling interests	$(118,486)	$(173,409)

NOTE 11 — EQUITY-BASED COMPENSATION

Equity-based compensation expense is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation expense recognized during the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Class B Units	$605	$482	$1,040	$640
Restricted Stock Units and Awards	978	1,150	1,645	1,150
Options	425	368	833	368
Class A Units	575	—	575	—
Total equity-based compensation expense	$2,583	$2,000	$4,093	$2,158

As of June 30, 2018, the total unrecognized compensation expense related to outstanding equity awards was approximately $27.8 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. As of June 30, 2018, approximately 12.5 million shares remain available for future equity award grants under this plan.

Class A Units

During the three and six months ended June 30, 2018, the Company granted certain employees approximately 0.4 million Class A Units with service-based vesting over two- to four- year periods and a grant-date fair value of $18.58 per Class A Unit. The grantees entered into the Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions and subject to vesting.

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service vesting conditions. Following completion of the IPO, there are no B Units authorized for the Company to grant under the LLC Equity Incentive Plan. There were no Class B Units issued during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, the Company issued an aggregate of approximately 0.8 million Class B Units to executive officers and certain other employees.

NOTE 12 — LOSS PER SHARE

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(51,250)	$(38,870)	$(103,922)	$(77,309)
Net loss attributable to non-controlling interests	41,285	34,594	86,914	68,843
Dividends on Class A convertible preferred stock	(1,375)	—	(2,720)	—
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	(1,380)	—
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(11,340)	$(4,276)	$(21,108)	$(8,466)
Denominator:
Weighted-average shares of Class A common stock outstanding	28,124	15,242	23,425	15,121
Nonvested weighted-average restricted stock awards	(344)	(216)	(362)	(108)
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	27,780	15,026	23,063	15,013
Net loss per share of Class A common stock, basic and diluted	$(0.41)	$(0.28)	$(0.92)	$(0.56)

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

Weighted-average as-converted shares of Convertible Preferred Stock of approximately 5.1 million for each of the three and six months ended June 30, 2018 were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average as-converted Class A Units together with the related Class B common stock of approximately 110.2 million and 117.2 million during the three months ended June 30, 2018 and June 30, 2017, respectively, and of approximately 112.1 million and 117.2 million during the six months ended June 30, 2018 and June 30, 2017, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units of approximately 6.6 million and 7.5 million at June 30, 2018 and June 30, 2017, respectively, were evaluated for potentially dilutive effects and were determined to be anti-dilutive. Potentially dilutive restricted stock awards and units of approximately 0.4 million and for each of the three and six months ended June 30, 2018 and of approximately 0.2 million and 0.1 million for the three and six months ended June 30, 2017, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of June 30, 2018, 0.8 million options were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. During the three and six months ended June 30, 2017, the exercise price of all outstanding options exceeded the average share price of Class A common stock, thus, options were not contemplated in diluted net loss per share computations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 13 — INCOME TAXES

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

As described in Note 9 — Stockholders' Equity, the Company acquired approximately 12.0 million LLC Units during the six months ended June 30, 2018 in connection with exchanges with Existing LLC Unitholders. During the six months ended June 30, 2018, the Company recorded a gross deferred tax asset of approximately $68.7 million associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As described in Note 1 — Business Organization and Note 9 — Stockholders' Equity, Carvana Co. purchased approximately 8.3 million newly-issued LLC Units of Carvana Group in connection with the follow-on offering. The Company recognized a gross deferred tax asset of approximately $2.5 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity.

The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. During the six months ended June 30, 2018, management performed an assessment of the recoverability of deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of June 30, 2018 and December 31, 2017, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

Tax Receivable Agreement

Carvana Co. expects to obtain an increase in its share of the tax basis in the net assets of Carvana Group when LLC Units are exchanged by the Original LLC Unitholders and other qualifying transactions. As described in Note 9 — Stockholders' Equity, each change in outstanding shares of Class A common stock results in a corresponding increase or decrease in Carvana Co.'s ownership of LLC Units. The Company intends to treat any exchanges of LLC Units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Carvana Co. would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”). Under the TRA, the Company generally will be required to pay to the Original LLC Unitholders 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Carvana Group for shares of Carvana Co.'s Class A common stock or cash, including any basis adjustment relating to the assets of Carvana Group and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
As of June 30, 2018, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of June 30, 2018, the total unrecorded TRA liability is approximately $67.9 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of June 30, 2018, the Company is a tenant under various operating leases with third parties related to certain of its market hubs, vending machines and offices. The initial terms expire at various dates between 2018 and 2027. Many of the leases include one or more renewal options ranging from two to twenty years. Rent is recognized on a straight-line basis over the lease term and includes scheduled rent increases as well as amortization of tenant improvement allowances. Rent expense for these operating leases was approximately $1.3 million and $2.6 million for the three and six months ended June 30, 2018 and $1.2 million and $1.8 million for the three and six months ended June 30, 2017, respectively.

Beginning in December 2017, the Company has operating leases with third parties for certain of its transportation fleet. The initial lease terms are for two years from the delivery date of each individual vehicle to the Company, at which time each lease will extend on a month-to-month basis for a potential total lease term of six years unless both parties agree to earlier termination or replacement. Rent expense for these operating leases was approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2018, respectively.

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $1.0 million and $0.8 million as of June 30, 2018 and December 31, 2017, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Letters of Credit

In October 2016, the Company obtained an unconditional, irrevocable, stand-by letter of credit for $1.9 million to satisfy a condition of a new lease agreement. The Company was required to maintain a cash deposit of $1.9 million with the financial institution that issued the stand-by letter of credit until February 2018, at which point the cash deposit requirement was reduced by approximately $1.0 million until November 30, 2018, at which time the letter of credit shall expire. The Company has earned interest on this letter of credit, and as of June 30, 2018 and December 31, 2017, the balance with the financial institution

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
was approximately $1.0 million and $2.0 million, respectively. This balance is classified as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

Legal Matters

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or cash flows.

NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Items Measured at Fair Value on a Recurring Basis

As of June 30, 2018 and December 31, 2017, the Company held certain assets that were required to be measured at fair value on a recurring basis. The following is a summary of fair value measurements at June 30, 2018 and December 31, 2017 (in thousands):

As of June 30, 2018:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$187,083	$187,083	$—	$—

As of December 31, 2017:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$171,859	$171,859	$—	$—
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the Floor Plan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period. The carrying value of notes payable was determined to approximate fair value as each of the notes has prevailing interest rates, which have not materially changed as of June 30, 2018. The carrying value of finance leases was determined to approximate fair value as each of the transactions was entered into at prevailing interest rates during each respective period and they have not significantly fluctuated since inception. The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Carrying value	$77,128	$45,564
Fair value	80,235	47,514

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Supplemental cash flow information:
Cash payments for interest to third parties	$7,481	$3,839
Cash payments for interest to related parties	$—	$382
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$6,970	$7,601
Capital expenditures financed through long-term debt	$7,489	$4,522
Issuance of LLC Units related to business acquisitions	$9,981	$—
Dividend accrued on Class A Convertible Preferred Stock included in accrued liabilities	$229	$—
Tax withholdings related to equity awards included in accounts payable and accrued liabilities	$—	$299
Accrual of return on Class C redeemable preferred units	$—	$9,439
Conversion of Class C redeemable preferred units to Class A units	$—	$260,411

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$199,192	$172,680	$144,433	$39,184
Restricted cash (1)	18,356	14,443	10,339	10,266
Total cash, cash equivalents and restricted cash	$217,548	$187,123	$154,772	$49,450

(1) Amounts included in restricted cash represent the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding Floor Plan Facility principal balance, as explained in Note 8 — Debt Instruments and amounts held as restricted cash as required under letter of credit agreements, as explained in Note 14 — Commitments and Contingencies. Both amounts are classified as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

NOTE 17 — SUBSEQUENT EVENTS

On August 7, 2018, the Company purchased finance receivables that it previously sold to an unrelated party under the 2017 Master Transfer Agreement for a price of approximately $253.0 million and immediately resold such finance receivables to an unrelated party for the same price under a new transfer agreement. The Company received a fee of approximately $4.0 million for arranging and participating in the transaction.

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

Our business combines a comprehensive online sales experience with a vertically-integrated supply chain that allows us to sell high quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

• Purchase a used vehicle.    As of June 30, 2018, we listed approximately 11,400 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts (“VSCs”), GAP waiver coverage, and trade-ins.

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

• Inspection and reconditioning.    After acquiring a vehicle, we transport it to one of our IRCs, where it undergoes a 150-point inspection and is reconditioned to meet “Carvana Certified” standards. This process is supported by a custom used vehicle inventory management system, which tracks vehicles through each stage of the process and is seamlessly integrated with auto parts suppliers to facilitate the procurement of required parts.

• Photography and merchandising.    We photograph vehicles using our proprietary photo booths located at each of our IRCs. This allows us to display interactive, 360-degree images of each vehicle on our website. We also annotate each vehicle image with a list of features and imperfections to assist our customers in their evaluation of each vehicle for purchase. Our 360-degree photo and annotation processes are enabled by proprietary imaging technology and integrations with various vehicle data providers for vehicle feature and option information. In April 2018, we acquired Car360, Inc. ("Car360"), a provider of app-based photo capture technology, to enhance our industry-leading technology by improving our 3D computer vision and augmented reality capabilities.

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

On April 30, 2018, we completed a follow-on public offering of 6.6 million shares of Class A common stock at a public offering price of $27.50 per share and received approximately $172.3 million in proceeds after underwriting discounts and commissions and offering expenses. We used the net proceeds from this transaction to purchase Class A Units of Carvana Group, which used the net proceeds from the sale of the Class A Units primarily for general corporate purposes. These general corporate purposes include funding working capital, operating expenses and the selective pursuit of business development opportunities, including to expand our current business through acquisitions of, or investments in, other businesses, products or technologies.

Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website. During the six months ended June 30, 2018, the number of vehicles we sold to retail customers grew by 115.8% to 41,034 compared to 19,016 in the six months ended June 30, 2017.

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

We plan to invest in technology and infrastructure to support growth in retail unit sales. This includes continued investment in our acquisition, reconditioning and logistics network, as well as continued investment in product development and engineering to deliver customers a best-in-class experience.

Markets

Our growth in retail units sold is driven by increased penetration in our existing markets and expansion into new markets. We define a market as a metropolitan area in which we have commenced local advertising and offer free home delivery to customers with a Carvana employee and branded delivery truck. Opening a new market involves hiring a team of customer advocates, connecting the market to our existing logistics network and initiating local advertising. Each new market has typically required approximately $0.5 million in capital expenditures, primarily related to the acquisition of one to two branded delivery trucks, a multi-car hauler to connect the market to our logistics network and furniture, fixtures and equipment in a local office space. As a market scales, we may elect to build a vending machine in the market to further increase customer awareness and improve fulfillment. Each new vending machine has required on average approximately $5.5 million of capital expenditures, depending on the number of stories in the vending machine tower and local market conditions. We have funded certain of these vending machines through sale leaseback transactions with third parties.

Our capital- and headcount-light expansion model has enabled us to increase our rate of market openings in each of the past five years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, 12 in 2016, 23 in 2017 and 21 in the first six months of 2018, bringing our total number of markets to 65 as of June 30, 2018. Over this period, we have continually improved our market expansion playbook, which we believe improves our ability to execute our growth plan.

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

Our largest source of revenue, used vehicle sales, totaled $437.9 million and $772.0 million during the three and six months ended June 30, 2018, respectively, and $193.9 million and $342.3 million during the three and six months ended June 30, 2017, respectively. As we continue to increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase as we increase retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales includes sales of trade-ins and other vehicles acquired from customers as well as sales of certain retail units listed on our website and totaled $16.6 million and $26.8 million during the three and six months ended June 30, 2018, respectively, and $7.8 million and $13.5 million during the three and six months ended June 30, 2017, respectively. We expect wholesale sales to increase with retail units sold and as we expand our suite of product offerings to customers who may wish to trade-in or to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of loans we originate, sales of GAP waiver coverage and sales commissions on VSCs totaled $20.7 million and $37.0 million during the three and six months ended June 30, 2018, and $7.6 million and $12.6 million during the three and six months ended June 30, 2017, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate and sell and offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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

Relationship with Related Parties

For discussion about our relationship with related parties, refer to Note 6 — Related Party Transactions of our unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Retail units sold	22,570	10,682	41,034	19,016
Number of markets	65	30	65	30
Average monthly unique visitors (1)	2,286,400	945,034	2,036,276	821,924
Inventory units available on website	11,386	7,503	11,386	7,503
Average days to sale	66	105	67	100
Total gross profit per unit	$2,173	$1,501	$2,029	$1,356

(1) We recently purchased access to improved Google Analytics data regarding individuals who visit our website. All periods shown above reflect Average Monthly Unique Visitors for such period calculated in accordance with the improved Google Analytics data.

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

Inventory Units Available

We define inventory units available as the number of vehicles listed for sale on our website on the last day of a given reporting period. We view inventory units available as a key measure of our growth. Growth in inventory units available increases the selection of vehicles available to consumers in all of our markets simultaneously, which we believe will allow us to increase the number of vehicles we sell. Moreover, growth in inventory units available is an indicator of our ability to scale our vehicle purchasing, inspection and reconditioning operations. As part of our inventory strategy, over time we may choose not to expand inventory units available while continuing to grow sales, thereby improving other key operating metrics of the business.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change

	(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$437,922	$193,947	125.8%	$771,978	$342,329	125.5%
Wholesale vehicle sales	16,622	7,818	112.6%	26,755	13,544	97.5%
Other sales and revenues (1)	20,742	7,600	172.9%	36,975	12,565	194.3%
Total net sales and operating revenues	$475,286	$209,365	127.0%	$835,708	$368,438	126.8%
Gross profit:
Used vehicle gross profit	$26,641	$8,172	226.0%	$43,287	$12,798	238.2%
Wholesale vehicle gross profit	1,652	267	518.7%	3,007	422	612.6%
Other gross profit (1)	20,742	7,600	172.9%	36,975	12,565	194.3%
Total gross profit	$49,035	$16,039	205.7%	$83,269	$25,785	222.9%
Market information:
Markets, beginning of period	56	23	143.5%	44	21	109.5%
Market launches	9	7	28.6%	21	9	133.3%
Markets, end of period	65	30	116.7%	65	30	116.7%
Unit sales information:
Used vehicle unit sales	22,570	10,682	111.3%	41,034	19,016	115.8%
Wholesale vehicle unit sales	3,658	1,580	131.5%	6,000	2,868	109.2%
Per unit selling prices:
Used vehicles	$19,403	$18,156	6.9%	$18,813	$18,002	4.5%
Wholesale vehicles	$4,544	$4,948	(8.2)%	$4,459	$4,722	(5.6)%
Per unit gross profit: (2)
Used vehicle gross profit	$1,180	$765	54.2%	$1,055	$673	56.8%
Wholesale vehicle gross profit	$452	$169	167.5%	$501	$147	240.8%
Other gross profit	$919	$711	29.3%	$901	$661	36.3%
Total gross profit	$2,173	$1,501	44.8%	$2,029	$1,356	49.6%

(1) Includes $5,544 and $1,898 for the three months ended June 30, 2018 and 2017, respectively, and $9,655 and $3,656 for the six months ended June 30, 2018 and 2017, respectively, of other sales and revenues from related parties.
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.

Used Vehicle Sales

Three months ended June 30, 2018 Versus 2017. Used vehicle sales increased by $244.0 million to $437.9 million during the three months ended June 30, 2018 compared to $193.9 million during the three months ended June 30, 2017. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 22,570 from 10,682 during the three months ended June 30, 2018 and 2017, respectively. The increase in units sold was driven in part by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness and customer referrals. The increase in unit sales was also driven by growth to 65 markets as of June 30, 2018 from 30 markets as of June 30, 2017. We anticipate that unit sales will continue to grow as we increase penetration in existing markets and launch new markets. In addition, the average selling price of our retail units sold increased to $19,403 during the three months ended June 30, 2018 from $18,156 during the three months ended June 30, 2017. We believe average selling prices increased primarily as result of a decrease in average days to sale to 66 days in the second quarter of 2018 from 105 days in the comparable prior year period.

Six months ended June 30, 2018 Versus 2017. Used vehicle sales increased by $429.6 million to $772.0 million during the six months ended June 30, 2018 compared to $342.3 million during the six months ended June 30, 2017. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 41,034 from 19,016 during the six months ended June 30, 2018 and 2017, respectively. The increase in units sold was driven in part by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness and customer referrals. The increase in unit sales was also driven by growth to 65 markets as of June 30, 2018 from 30 markets as of June 30, 2017. We anticipate that unit sales will continue to grow as we increase penetration in existing markets and launch new markets. In addition, the average selling price of our retail units sold increased to $18,813 during the six months ended June 30, 2018 from $18,002 during the six months ended June 30, 2017. We believe average selling prices increased primarily as a result of a decrease in average days to sale to 67 days in the six months ended June 30, 2018 from 100 days in the comparable prior year period.

Wholesale Vehicle Sales

Three months ended June 30, 2018 Versus 2017. Wholesale vehicle sales increased by $8.8 million to $16.6 million during the three months ended June 30, 2018, compared to $7.8 million during the three months ended June 30, 2017. We primarily obtain our wholesale inventory from customer trade-ins. As our retail unit sales have increased, so have the trade-ins we receive. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased, despite the 8.2% decrease in the selling price per wholesale unit.

Six months ended June 30, 2018 Versus 2017. Wholesale vehicle sales increased by $13.2 million to $26.8 million during the six months ended June 30, 2018, compared to $13.5 million during the six months ended June 30, 2017. We primarily obtain our wholesale inventory from customer trade-ins. As our retail unit sales have increased, so have the trade-ins we receive. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased, despite the 5.6% decrease in the selling price per wholesale unit.

Other Sales and Revenues

Three months ended June 30, 2018 Versus 2017. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and sales of GAP waiver coverage. Other sales and revenues increased by $13.1 million to $20.7 million during the three months ended June 30, 2018, compared to $7.6 million during the three months ended June 30, 2017. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales.

Six months ended June 30, 2018 Versus 2017. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and sales of GAP waiver coverage. Other sales and revenues increased by $24.4 million to $37.0 million during the six months ended June 30, 2018, compared to $12.6 million during the six months ended June 30, 2017. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales.

Used Vehicle Gross Profit

Three months ended June 30, 2018 Versus 2017. Used vehicle gross profit increased by $18.5 million to $26.6 million during the three months ended June 30, 2018, compared to $8.2 million during the three months ended June 30, 2017. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $1,180 for the three months ended June 30, 2018 compared to $765 for the three months ended June 30, 2017. The per unit increase was primarily driven by a decrease in average days to sale to 66 days in the three months ended June 30, 2018 from 105 days in the three months ended June 30, 2017.

Six months ended June 30, 2018 Versus 2017. Used vehicle gross profit increased by $30.5 million to $43.3 million during the six months ended June 30, 2018, compared to $12.8 million during the six months ended June 30, 2017. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $1,055 for the six months ended June 30, 2018 compared to $673 for the six months ended June 30, 2017. The per unit increase was primarily driven by a decrease in average days to sale to 67 days in the six months ended June 30, 2018 from 100 days in the six months ended June 30, 2017.

Wholesale Vehicle Gross Profit

Three months ended June 30, 2018 Versus 2017. Wholesale vehicle gross profit increased by $1.4 million to $1.7 million during the three months ended June 30, 2018, compared to $0.3 million during the three months ended June 30, 2017. This increase was driven primarily by an increase in wholesale units sold to 3,658 from 1,580 and an increase in wholesale vehicle gross profit per wholesale unit to $452 from $169.

Six months ended June 30, 2018 Versus 2017. Wholesale vehicle gross profit increased by $2.6 million to $3.0 million during the six months ended June 30, 2018, compared to $0.4 million during the six months ended June 30, 2017. This increase was driven primarily by an increase in wholesale units sold to 6,000 from 2,868 and an increase in wholesale vehicle gross profit per wholesale unit to $501 from $147.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)		(in thousands)
Compensation and benefits (1)	$29,251	$18,789	$54,238	$35,092
Advertising expense	26,782	12,385	51,791	23,824
Market occupancy costs (2)	2,618	1,424	5,128	2,407
Logistics (3)	7,826	3,116	14,144	5,924
Other costs (4)	29,175	16,297	53,537	30,672
Total	$95,652	$52,011	$178,838	$97,919

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

Selling, general and administrative expenses increased by $43.6 million and $80.9 million to $95.7 million and $178.8 million during the three and six months ended June 30, 2018, respectively, compared to $52.0 million and $97.9 million during the three and six months ended June 30, 2017, respectively. The increase was partially due to an increase in advertising expense of $14.4 million and $28.0 million during the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017 primarily due to an increase in national television advertising and number of markets. Compensation and benefits increased by $10.5 million and $19.1 million during the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017, which was driven by expansion into new markets and the increase in headcount required to support this growth. Market occupancy, logistics and other overhead expenses also increased during the three and six months ended June 30, 2018 compared to the prior period primarily due to an increase in number of markets. These expenses will increase in absolute terms as we expand to additional markets.

Interest Expense

Interest expense increased by $1.7 million and $3.1 million to $4.2 million and $7.7 million during the three and six months ended June 30, 2018, respectively, compared to $2.5 million and $4.6 million during the three and six months ended June 30, 2017, respectively.  In order to expand the inventory we make available to customers, we increased our borrowings under our Floor Plan Facility period over period, resulting in increased interest expense related to the facility. The remaining increase is due to interest expense incurred during the three and six months ended June 30, 2018 related to the finance leases and notes payable entered into throughout 2017 and 2018 as discussed in "Liquidity and Capital Resources." The increase in interest expense related to the Floor Plan Facility, finance leases and notes payable is partially offset by the $1.2 million and $1.3 million interest incurred related to the Verde Credit Facility during the three and six months ended June 30, 2017, respectively. Total borrowings of $35.0 million under the Verde Credit Facility were repaid in full with the proceeds of our IPO and the facility was terminated in May 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(51,250)	$(38,870)	$(103,922)	$(77,309)
Depreciation and amortization expense	5,257	2,584	9,862	4,645
Interest expense	4,165	2,507	7,706	4,566
EBITDA	$(41,828)	$(33,779)	$(86,354)	$(68,098)

Total revenues	$475,286	$209,365	$835,708	$368,438
EBITDA Margin	(8.8)%	(16.1)%	(10.3)%	(18.5)%

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

A reconciliation of adjusted net loss to net loss attributable to Carvana Co., the most directly comparable GAAP measure, and the computation of adjusted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to Carvana Co.	$(9,965)	$(14,542)	$(17,008)	$(52,981)
Net loss attributable to non-controlling interests	(41,285)	(24,328)	(86,914)	(24,328)
Dividends on Class A convertible preferred stock	(1,375)	—	(2,720)	—
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	(1,380)	—
Adjusted net loss attributable to Carvana Co. Class A common stock	$(52,625)	$(38,870)	$(108,022)	$(77,309)

Denominator:
Weighted-average shares of Class A common stock outstanding(1)(3)	27,780	15,026	23,063	15,013
Adjustments:
Weighted-average assumed exchange of LLC Units for shares of Class A common stock (2)	114,897	121,666	116,878	121,713
Adjusted shares of Class A common stock outstanding	142,677	136,692	139,941	136,726
Adjusted net loss per share	$(0.37)	$(0.28)	$(0.77)	$(0.57)

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
(3) Excludes approximately 0.5 million nonvested restricted stock awards and units and 0.8 million vested and nonvested stock options outstanding at June 30, 2018, because they were determined to be anti-dilutive. Excludes approximately 0.5 million restricted stock awards and 0.5 million stock options outstanding at June 30, 2017, because they were determined to be anti-dilutive.

Liquidity and Capital Resources

General

Our principal sources of liquidity are cash generated from our operations and from financing activities. Cash generated from operating activities primarily includes cash derived from the sale of used retail vehicles, the sale of wholesale vehicles and proceeds from the sale of automotive finance receivables originated in connection with the sale of used vehicles. Cash generated from our financing activities primarily includes proceeds from the sale of Class A common stock in our IPO in 2017 and follow-on offering in 2018, proceeds from the sale of Class A Convertible Preferred Stock in 2017, net proceeds from our Floor Plan Facility (defined below), proceeds from issuance of other long-term debt, and sales of Class C Preferred Units throughout 2015 and 2016.

We have incurred losses each year from inception through June 30, 2018, and expect to incur additional losses in the future. Our ability to service our debt and fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. On January 1, 2018, the Floor Plan Facility capacity increased to $350.0 million to allow for more vehicle inventory purchases. We plan to increase the amount and extend the maturity date of financing available to purchase vehicle inventory within the next 12 months by amending our existing Floor Plan Facility or by entering into a new agreement. As of June 30, 2018, we sell finance receivables under multiple agreements, all of which feature commitments that expire in November 2018. We plan to extend or enter into new agreements to sell finance receivables to third parties prior to the expiration of the agreements. We believe that our existing sources of liquidity including future debt and equity financing will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion into new markets, construction of vending machines and inspection and reconditioning centers and the timing and extent of our spending to support our technology and software development efforts. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

As of June 30, 2018, the interest rate on the Floor Plan Facility was approximately 5.7%, we had an outstanding balance under this facility of approximately $347.1 million, borrowing capacity available of approximately $2.9 million and held approximately $17.4 million in restricted cash related to this facility.

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

Other Long-Term Debt

We enter into promissory note and disbursement agreements to finance certain equipment for our transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two to five-year term and requires monthly payments. As of June 30, 2018, the outstanding principal of these notes had a weighted-average interest rate of 5.6% and totaled approximately $31.3 million, of which approximately $6.7 million is due within the next twelve months.

Beginning in 2017, we have financed certain purchases and construction of our property and equipment through various sale and leaseback transactions. As of June 30, 2018, none of these transactions have qualified for sale accounting due to forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and base rent increases throughout the term. As of June 30, 2018, the outstanding liability associated with these sale and leaseback arrangements, net of debt issuance costs, is approximately $52.3 million.

In November 2017, we entered into a master sale-leaseback agreement (the "MSLA") pursuant to which we may sell and lease back certain of our owned or leased properties and construction improvements. A portion of our finance leases described above is through the MSLA. A portion of the fixed rental payments set forth in the respective lease agreements is payable annually beginning in November 2019. Under the MSLA, at any time we may elect to, and beginning in November 2019 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to, demand that we repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. As of June 30, 2018, the repurchase prices for all properties under the MSLA excluding unpaid rent totaled approximately $28.8 million. Under the MSLA, the total sales price of properties we have sold and are leasing back at any point in time is limited to $75.0 million. As of June 30, 2018, we may sell and lease back an additional approximately $46.2 million of our property and equipment under the MSLA.

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

During the six months ended June 30, 2018, we sold approximately $308.8 million in principal balances of finance receivables under the Purchase and Sale Agreement, and approximately $184.4 million in principal balances of finance receivables under the 2017 Master Transfer Agreement. As of June 30, 2018, there was approximately $847.6 million and $140.5 million of unused capacity under the Purchase and Sale Agreement and the 2017 Master Transfer Agreement, respectively.

Liquidity Upon Equity Offerings

On May 3, 2017, we completed an initial public offering and received $205.8 million in proceeds, net of underwriting discounts and commissions and offering costs. We used the net proceeds to purchase Class A Units of Carvana Group. Carvana Group used a portion of the proceeds to repay $35.0 million of outstanding borrowings plus accrued interest under the Verde Credit Facility. Carvana Group used the remaining net proceeds for working capital and general corporate purposes. On April 30, 2018, we completed a follow-on public offering of 6.6 million shares of our Class A common stock and received proceeds from the offering of approximately $172.3 million, net of underwriting discounts and commissions and offering expenses. We used the net proceeds to purchase Class A Units of Carvana Group, and Carvana Group used the net proceeds for working capital and general corporate purposes.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(179,485)	$(61,291)
Net cash used in investing activities	(80,095)	(42,576)
Net cash provided by financing activities	290,005	209,189
Net decrease in cash, cash equivalents and restricted cash	30,425	105,322
Cash, cash equivalents and restricted cash at beginning of period	187,123	49,450
Cash, cash equivalents and restricted cash at end of period	$217,548	$154,772

Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities was $179.5 million, an increase of $118.2 million compared to net cash used in operating activities of $61.3 million for the six months ended June 30, 2017. Significant changes impacting net cash used in operating activities comparing the six months ended June 30, 2018 and 2017 are as follows:

• Our net loss was $103.9 million during the six months ended June 30, 2018, an increase of $26.6 million from a net loss of $77.3 million during the six months ended June 30, 2017 primarily due to an increase in selling, general and administrative expenses associated with expansion to additional markets and expanding our corporate infrastructure.

• Net increase in vehicle inventory was $74.8 million during the six months ended June 30, 2018 compared to a net decrease in vehicle inventory of $11.7 million during the six months ended June 30, 2017, resulting in a $86.5 million increase in use of cash related to our efforts to increase and optimize our inventory levels.

• Net cash used related to originations and proceeds of finance receivables was $12.1 million during the six months ended June 30, 2018, compared to net proceeds of $8.1 million during the six months ended June 30, 2017 resulting in an increased use of cash of $20.2 million year over year. This is primarily due to the timing of originations and subsequent sales of finance receivables.

These increases in uses of cash are partially offset by net cash inflows associated with the change in accounts payable and accrued liabilities of $33.0 million during the six months ended June 30, 2018 as compared to a net cash inflow of $0.9 million during the six months ended June 30, 2017, resulting in an increase to cash of $32.1 million year over year.

Investing Activities

Cash used in investing activities was $80.1 million and $42.6 million during the six months ended June 30, 2018 and 2017, respectively, an increase of $37.5 million. The increase primarily relates to the increase in purchases of property and equipment of $30.8 million, reflecting the expansion of our business operations into new markets and construction of new vending machines.

Financing Activities

Cash provided by financing activities was $290.0 million and $209.2 million during the six months ended June 30, 2018 and 2017, respectively, an increase of $80.8 million. The net increase primarily relates to proceeds from and payments on the Floor Plan Facility increasing by $440.6 million and $343.8 million, respectively, resulting in a net increase to sources of cash of $96.8 million. The increase in activity under our Floor Plan Facility is attributable to the increase in the amount of retail units sold to customers during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and the increase in our inventory balance year over year. The increase in activity is also partially due to our ability to make prepayments to the lender, which are held as principal payments, and subsequently re-borrow such amounts. Additionally, the increase in cash provided by financing activities relates to an increase of $22.7 million in proceeds from long-term debt, primarily associated with our sale lease-back transactions. These increases are offset by a decrease of $34.0 million in net proceeds to $172.3 from the follow-on offering in April 2018 compared to net proceeds of $206.3 million from the IPO in April 2017.

Contractual Obligations and Commitments

We have not entered into any material contractual obligations outside of the ordinary course of business since the most recently ended fiscal year as disclosed in the header "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K.

Fair Value Measurements

We report money market securities at fair value. See Note 15 — Fair Value of Financial Instruments, included in Part I, Item 1, Unaudited Condensed and Consolidated Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, except as disclosed under the heading "Risk Factors" in our Quarterly Report on Form 10-Q filed on May 9, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the six months ended June 30, 2018, except as otherwise previously reported.

During the six months ended June 30, 2018, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged approximately 4.2 million LLC Units and approximately 3.2 million shares of Class B common stock for approximately 3.3 million newly-issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 7, 2018, we purchased finance receivables that we previously sold to an unrelated party under the 2017 Master Transfer Agreement for a price of approximately $253.0 million and immediately resold such finance receivables to an unrelated party for the same price under a new transfer agreement. We received a fee of approximately $4.0 million for arranging and participating in the transaction. The new transfer agreement is filed herewith as Exhibit 10.1.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Transfer Agreement, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2018	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)