Form 10-Q
period 2018-09-30
CARVANA CO.
filed 2018-11-07
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of November 2, 2018, the registrant had 38,849,394 shares of Class A common stock outstanding and 105,215,869 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$439,794	$172,680
Restricted cash	18,471	14,443
Accounts receivable, net	23,498	14,105
Finance receivables held for sale, net	88,151	45,564
Vehicle inventory	339,005	227,446
Other current assets	26,446	15,480
Total current assets	935,365	489,718
Property and equipment, net	251,942	148,681
Intangible assets, net	9,243	—
Goodwill	9,353	—
Other assets	6,200	2,738
Total assets	$1,212,103	$641,137
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$96,861	$50,306
Accounts payable due to related party	3,512	1,802
Floor plan facility	349,392	248,792
Current portion of other long-term debt	7,838	5,131
Total current liabilities	457,603	306,031
Senior unsecured notes	342,481	—
Other long-term debt, excluding current portion	96,179	48,469
Other liabilities	9,072	7,093
Total liabilities	905,335	361,593
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A Convertible Preferred Stock, $0.01 par value, $1,000 liquidation value per share - 25 and 100 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	24,627	97,127
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 38,269 and 18,096 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	38	18
Class B common stock, $0.001 par value - 125,000 shares authorized; 105,813 and 114,664 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	106	115
Additional paid in capital	130,284	41,375
Accumulated deficit	(45,949)	(12,899)
Total stockholders' equity attributable to Carvana Co.	109,106	125,736
Non-controlling interests	197,662	153,808
Total stockholders' equity	306,768	279,544
Total liabilities & stockholders' equity	$1,212,103	$641,137
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales and operating revenues:
Used vehicle sales, net	$486,269	$208,113	$1,258,247	$550,442
Wholesale vehicle sales	21,440	7,459	48,195	21,003
Other sales and revenues, including $6,696, $2,414, $16,351 and $6,070, respectively, from related parties	27,212	9,807	64,187	22,372
Net sales and operating revenues	534,921	225,379	1,370,629	593,817
Cost of sales	477,615	204,963	1,230,054	547,616
Gross profit	57,306	20,416	140,575	46,201
Selling, general and administrative expenses	115,768	58,676	294,606	156,595
Interest expense, including $0, $0, $0 and $1,382, respectively, to related parties	5,649	838	13,355	5,404
Other expense, net	308	671	955	1,280
Net loss before income taxes	(64,419)	(39,769)	(168,341)	(117,078)
Income tax provision	—	—	—	—
Net loss	(64,419)	(39,769)	(168,341)	(117,078)
Net loss attributable to non-controlling interests	(48,377)	(35,389)	(135,291)	(59,717)
Net loss attributable to Carvana Co.	$(16,042)	$(4,380)	$(33,050)	$(57,361)
Dividends on Class A convertible preferred stock	(1,230)	—	(3,950)	—
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	(1,380)	—
Net loss attributable to Class A common stockholders	$(17,272)	$(4,380)	$(38,380)	$(57,361)
Net loss per share of Class A common stock, basic and diluted(1)	$(0.50)	$(0.29)	$(1.43)	$(0.86)
Weighted-average shares of Class A common stock, basic and diluted(1)(2)	34,655	15,045	26,927	15,024

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

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' DEFICIT
(Unaudited)
(In thousands)

		Class A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Members' Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2016	$(115,961)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Equity-based compensation expense prior to Organizational Transactions	158	—	—	—	—	—	—	—	—	—	—
Accrued return on Class C Redeemable Preferred Units	(9,439)	—	—	—	—	—	—	—	—	—	—
Net loss prior to Organizational Transactions	(49,942)	—	—	—	—	—	—	—	—	—	—
Conversion of Class C Redeemable Preferred Units for Class A Units	260,411	—	—	—	—	—	—	—	—	—	—
Effect of Organizational Transactions	(85,227)	—	—	—	—	117,236	117	(174,255)	—	259,365	85,227
Issuance of Class A common stock sold in initial public offering, net of underwriters' discounts and commissions and offering expenses	—	—	—	15,000	15	—	—	205,910	—	—	205,925
Net loss subsequent to Organizational Transactions	—	—	—	—	—	—	—	—	(7,419)	(59,717)	(67,136)
Adjustments to the non-controlling interests	—	—	—	—	—	—	—	333	—	(333)	—
Issuance of restricted stock awards, net of forfeitures	—	—	—	538	1	—	—	(1)	—	—	—
Restricted stock surrendered in lieu of withholding taxes	—	—	—	(27)	—	—	—	(399)	—	—	(399)
Options exercised	—	—	—	2	—	—	—	28	—	—	28
Equity-based compensation expense subsequent to Organizational Transactions	—	—	—	—	—	—	—	3,831	—	—	3,831
Balance, September 30, 2017	$—	—	$—	15,513	$16	117,236	$117	$35,447	$(7,419)	$199,315	$227,476

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' DEFICIT - (Continued)
(Unaudited)
(In thousands)

		Class A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Members' Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2017	$—	100	$97,127	18,096	$18	114,664	$115	$41,375	$(12,899)	$153,808	$279,544
Net loss	—	—	—	—	—	—	—	—	(33,050)	(135,291)	(168,341)
Issuance of Class A common stock sold in follow-on offering, net of underwriters' discounts and commissions and offering expenses	—	—	—	6,600	7	—	—	172,280	—	—	172,287
Adjustment to non-controlling interests related to follow-on offering	—	—	—	—	—	—	—	(132,375)	—	132,375	—
Issuance of LLC Units related to business acquisitions	—	—	—	—	—	—	—	—	—	9,981	9,981
Adjustment to non-controlling interests related to business acquisitions	—	—	—	—	—	—	—	1,297	—	(1,297)	—
Conversions of Class A Convertible Preferred Stock	—	(75)	(73,880)	3,808	4	—	—	73,876	—	—	—
Adjustment to non-controlling interests related to conversion of Class A Convertible Preferred Stock	—	—	—	—	—	—	—	(51,289)	—	51,289	—
Accretion of beneficial conversion feature on Class A Convertible Preferred Stock	—	—	1,380	—	—	—	—	(1,380)	—	—	—
Dividends on Class A Convertible Preferred Stock	—	—	—	—	—	—	—	(3,950)	—	—	(3,950)
Exchanges of LLC Units	—	—	—	9,783	9	(8,851)	(9)	13,203	—	(13,203)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	—	73,961	—	—	73,961
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	—	(73,961)	—	—	(73,961)
Contribution of Class A common stock from related party	—	—	—	(165)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	—	—	—	162	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	(64)	—	—	—	(1,376)	—	—	(1,376)
Options exercised	—	—	—	49	—	—	—	642			642
Equity-based compensation expense	—	—	—	—	—	—	—	17,981	—	—	17,981
Balance, September 30, 2018	$—	25	$24,627	38,269	$38	105,813	$106	$130,284	$(45,949)	$197,662	$306,768
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(168,341)	$(117,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,301	7,746
Loss on disposal of property and equipment	542	882
Provision for bad debt and finance receivable allowance	1,375	805
Gain on loan sales	(35,655)	(14,982)
Equity-based compensation expense	17,981	3,989
Amortization and write-off of debt issuance costs	1,055	1,407
Originations of finance receivables	(872,382)	(361,265)
Proceeds from sale of finance receivables	1,114,304	361,659
Purchase of finance receivables	(253,041)	—
Changes in assets and liabilities:
Accounts receivable	(9,434)	(6,159)
Vehicle inventory	(110,312)	(5,962)
Other current assets	(11,879)	(1,206)
Other assets	(420)	(1,722)
Accounts payable and accrued liabilities	44,827	8,694
Accounts payable to related party	1,710	258
Other liabilities	(506)	6,920
Net cash used in operating activities	(263,875)	(116,014)
Cash Flows from Investing Activities:
Purchases of property and equipment	(107,228)	(59,408)
Business acquisitions, net of cash acquired	(6,670)	—
Net cash used in investing activities	(113,898)	(59,408)
Cash Flows from Financing Activities:
Proceeds from floor plan facility	1,297,419	674,411
Payments on floor plan facility	(1,196,819)	(644,641)
Proceeds from issuance of senior unsecured notes	350,000	—
Proceeds from Verde Credit Facility	—	35,000
Payments on Verde Credit Facility	—	(35,000)
Proceeds from long-term debt	46,179	7,596
Payments on long-term debt	(8,817)	(1,137)
Payments of debt issuance costs, including $0 and $1,000 to related parties, respectively	(6,309)	(1,000)
Net proceeds from issuance of Class A common stock	172,287	206,323
Proceeds from exercise of stock options	642	28
Tax withholdings related to restricted stock awards	(1,376)	(399)
Dividends paid on Class A Convertible Preferred Stock	(4,279)	—
Payments of costs related to issuance of Class A Convertible Preferred Stock	(12)	—
Net cash provided by financing activities	648,915	241,181
Net increase in cash, cash equivalents and restricted cash	271,142	65,759
Cash, cash equivalents and restricted cash at beginning of period	187,123	49,450
Cash, cash equivalents and restricted cash at end of period	$458,265	$115,209

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

In accordance with the LLC Agreement, Carvana Co. has all management powers over the business and affairs of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. Class A Units and Class B Units (the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of September 30, 2018, Carvana Co. owned approximately 25.5% of Carvana Group and the LLC Unitholders owned the remaining 74.5%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2018, results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows and changes in stockholders'

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
equity for the nine months ended September 30, 2018 and 2017. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Liquidity

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred losses from inception through September 30, 2018, and expects to incur additional losses in the future. As the Company continues to fund growth into new markets, fund construction of vending machines and inspection and reconditioning centers and enhance technology and software development efforts, it needs access to substantial capital. From inception, the Company has funded operations through the sale of Class A Units, the sale of Class C Redeemable Preferred Units, capital contributions from DriveTime, its IPO completed on May 3, 2017 for net proceeds of approximately $205.8 million, its follow-on offering completed on April 30, 2018 for net proceeds of approximately $172.3 million, its issuance of Class A Convertible Preferred Stock on December 5, 2017 for net proceeds of approximately $98.5 million, the issuance of senior unsecured notes for net proceeds of approximately $342.5 million on September 21, 2018, and short-term funding from the Company’s majority owner.  The Company has historically funded vehicle inventory purchases through its Floor Plan Facility, described in further detail in Note 8 — Debt Instruments, and had approximately $0.6 million available under the Floor Plan Facility to fund future vehicle inventory purchases as of September 30, 2018. The Company amended the Floor Plan Facility on November 2, 2018 to increase the amount by $300.0 million and extend the maturity date to October 31, 2020. The Company has also funded certain of its capital expenditures through long-term financing with third parties as described in further detail in Note 8 — Debt Instruments. The Company has historically entered into various agreements under which it sells the finance receivables it originates to third parties. As of September 30, 2018, the Company sells finance receivables under multiple agreements. On November 2, 2018, the Company increased the available amount under and extended these facilities. The Company plans to extend or enter into new agreements to sell its finance receivables to third parties prior to the expiration of the agreements. Management believes that its current working capital and expected continued inventory and capital expenditure financing are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Comprehensive Loss

During the three and nine months ended September 30, 2018 and 2017, the Company had no other components of comprehensive loss and, therefore, the net loss and comprehensive loss were the same for all periods presented.

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

Used Vehicle Sales

The Company sells used vehicles directly to its customers through its website. The prices of used vehicles are set forth in the customer contracts at stand-alone selling prices which are agreed upon prior to delivery. The Company satisfies its performance obligation for used vehicle sales upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. The Company recognizes revenue at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. The amount of consideration received for used vehicle sales includes noncash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received or financing has been arranged. Payments from customers that finance their purchases with third parties are typically due and collected within 30 days of delivery of the used vehicle. Revenue excludes any sales taxes that are collected from customers.

Wholesale Vehicle Sales

The Company sells vehicles to wholesalers. These vehicles sold to wholesalers are primarily acquired from customers that do not meet the Company’s quality standards to list and sell through its website. The Company satisfies its performance obligation for wholesale vehicle sales when the wholesale purchaser obtains control of the underlying vehicle, which is upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. The Company recognizes revenue at the amount it expects to receive for the used vehicle, which is the fixed price determined at the auction. The purchase price of the wholesale vehicle is typically due and collected within 30 days of delivery of the wholesale vehicle.

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

Adoption of New Accounting Standards

As discussed above, the Company adopted ASC 606 on January 1, 2018 using the modified retrospective method. ASC 606 requires the reserve for vehicle inventory returns to be presented separately from vehicle inventory, where the Company previously presented it. As of December 31, 2017, the reserve for estimated returns included within vehicle inventory was approximately $2.6 million. As of September 30, 2018, the reserve for estimated returns included within other current assets was approximately $4.6 million. Furthermore, based on the manner in which the Company recognizes revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of its revenue recognition and the Company recognized no cumulative effect adjustment upon adoption.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows — Restricted Cash (“ASU 2016-18”), which requires the statement of cash flows to include restricted cash with its cash and cash equivalents balance and a reconciliation between all cash items on the balance sheet and the balance presented in the statement of cash flows. In addition, changes in restricted cash related to transfers between cash and cash equivalents and restricted cash will not be presented as cash flow activities in the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 on a retrospective basis. As a result, changes in restricted cash are no longer presented as investing cash flow activities and the restricted cash balance is included with cash and cash equivalents in the beginning and end of period balances on the Company's consolidated statements of cash flows for all periods presented. For the nine months ended September 30, 2017, changes in restricted cash included within cash used in investing activities, as originally presented, was approximately $1.5 million.

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

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718) ("ASU 2018-07") related to the accounting for share-based payment transactions for acquiring goods and services from nonemployees. Under ASU 2018-07, the intent is to simplify and align most requirements for share-based payments to nonemployees with the requirements for share-based payments granted to employees under ASC 718, including measuring the equity instruments at the grant-date fair value. ASU 2018-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, and will be applied on a modified retrospective basis through a cumulative-effect adjustment to accumulated deficit. The Company plans to adopt ASU 2018-07 for its fiscal year beginning January 1, 2019 and is currently assessing the impact, if any, the guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13") related to updated requirements over the disclosures of fair value measurements. Under ASU 2018-13, certain disclosure requirements for fair value measurements will be eliminated, modified or added to facilitate better communication around recurring and nonrecurring fair value measurements. ASU 2018-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with some amendments applied prospectively, some applied retrospectively and early adoption permitted. The Company plans to adopt ASU 2018-13 for its fiscal year beginning January 1, 2020 and is currently assessing the impact the guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The intent of this pronouncement is to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software as defined in ASC 350-40. Under ASU 2018-15, the capitalized implementation costs related to a cloud computing arrangement will be amortized over the term of the arrangement and all capitalized implementation amounts will be required to be presented in the same line items of the financial statements as the related hosting fees. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2018-15 for its fiscal year beginning January 1, 2020 and is currently assessing the impact, if any, the guidance will have on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("ASU 2018-17"). ASU 2018-17 requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company is currently assessing the impact, if any, the guidance will have on its consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Land and site improvements	$44,042	$11,656
Buildings and improvements	108,116	60,804
Transportation fleet	52,742	39,153
Software	32,335	21,009
Furniture, fixtures and equipment	18,005	12,239
Total property and equipment excluding construction in progress	255,240	144,861
Less: accumulated depreciation and amortization on property and equipment	(36,836)	(20,453)
Property and equipment excluding construction in progress, net	218,404	124,408
Construction in progress	33,538	24,273
Property and equipment, net	$251,942	$148,681

Depreciation and amortization expense on property and equipment was approximately $6.1 million and $3.1 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $15.6 million and $7.7 million for the nine months ended September 30, 2018 and 2017, respectively. These amounts primarily relate to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

The purchase price was allocated to net tangible assets of approximately $0.2 million and intangible assets of approximately $9.9 million based on their fair values on the acquisition date and a related deferred tax liability of approximately $2.5 million. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed and the deferred tax liability was approximately $9.4 million, which has been recorded as goodwill.

The historical results of operations for Car360 were not significant to the Company's consolidated results of operations for the periods presented. Certain estimated values for the acquisition, including goodwill and intangible assets, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of September 30, 2018 (in thousands):

	Useful Life	September 30, 2018
Intangible assets:
Developed technology	7 years	$8,642
Customer relationships	5 years	523
Non-compete agreements	5 years	774
Intangible assets, acquired cost		9,939
Less: accumulated amortization		(696)
Intangible assets, net		$9,243

Goodwill	N/A	$9,353

Amortization expense during the three and nine months ended September 30, 2018 was approximately $0.4 million and $0.7 million, respectively. As of September 30, 2018, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 6.3 years. The anticipated annual amortization expense to be recognized in future years as of September 30, 2018 is as follows (in thousands):

Expected Future Amortization
Remainder of 2018	$374
2019	1,494
2020	1,494
2021	1,494
2022	1,494
Thereafter	2,893
Total	$9,243

NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable	$28,972	$10,546
Sales taxes and vehicle licenses and fees	22,604	9,034
Reserve for returns and cancellations	9,501	4,545
Accrued compensation and benefits	7,991	5,054
Accrued property and equipment	7,138	8,325
Accrued advertising costs	3,835	4,265
Accrued interest	2,506	774
Other accrued liabilities	14,314	7,763
Total accounts payable and other accrued liabilities	$96,861	$50,306

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

Separate from the DriveTime Lease Agreement, in December 2016, the Company entered into a lease agreement related to a vehicle inspection and reconditioning center in Tolleson, Arizona, with Verde Investments, Inc., an affiliate of DriveTime ("Verde"), with an initial term of approximately 15 years. The lease agreement requires monthly rental payments and can be extended for four additional five-year periods. In February 2017, the Company also entered into a lease with DriveTime for sole occupancy of a fully-operational inspection and reconditioning center in Winder, Georgia, where the Company previously maintained partial occupancy. The lease has an initial term of eight years and three renewal options of five years each.

Expenses related to these lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended September 30, 2018, total costs related to these lease agreements were approximately $2.2 million with approximately $1.2 million and $1.0 million allocated to inventory and selling, general and administrative expenses, respectively. During the nine months ended September 30, 2018, total costs related to these lease agreements were approximately $6.7 million with approximately $3.3 million and $3.4 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended September 30, 2017, total costs related to these lease agreements were approximately $1.8 million with approximately $0.6 million and $1.2 million allocated to inventory and selling, general and administrative expenses, respectively. During the nine months ended September 30, 2017, total costs related to these lease agreements were approximately $5.2 million with approximately $1.8 million and $3.4 million allocated to inventory and selling, general and administrative expenses, respectively.

Corporate Office Leases

During the first quarter of 2017, the Company subleased additional office space at DriveTime’s corporate headquarters in Tempe, Arizona. Pursuant to this arrangement, the Company incurred rent expense of approximately $0.1 million during the three months ended March 31, 2017, after which this arrangement was terminated.

In September 2016, the Company entered into a lease with a third party for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guarantees up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, which is co-terminus with DriveTime's master lease, the Company will pay DriveTime rent equal to the amounts due under DriveTime's master lease. During the three and nine months ended September 30, 2018, the rent expense incurred related to this first floor sublease was approximately $0.2 million and $0.6 million, respectively. During the three and nine months ended September 30, 2017, the rent expense incurred related to this first floor sublease was approximately $0.2 million and $0.5 million, respectively.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell vehicle service contracts ("VSCs") and GAP waiver coverage to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Company recognized approximately $6.7 million and $16.4 million during the three and nine months ended September 30, 2018, respectively, and approximately $2.4 million and $6.1 million during the three and nine months ended September 30, 2017, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

DriveTime also administers the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-contract fee to DriveTime to administer the GAP waiver coverage it sells to its customers. The Company incurred approximately $0.1 million and $0.2 million during the three and nine months ended September 30, 2018, respectively, and $0.0 million during the both the three and nine months ended September 30, 2017 related to the administration of GAP waiver coverage.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft operated by DriveTime on October 22, 2015, and the agreement was subsequently amended on May 15, 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of the flights in which the Company uses the aircrafts. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime approximately $0.2 million and $0.0 million, respectively, under this agreement during the three months ended September 30, 2018 and 2017, respectively, and approximately $0.4 million under this agreement during each of the nine months ended September 30, 2018 and 2017.

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

IP License Agreement

In February 2017, the Company entered into a license agreement that governs the rights of certain intellectual property owned by the Company and the rights of certain intellectual property owned by DriveTime. The license agreement, which was amended and restated in April 2017, generally provides that each party grants to the other certain limited exclusive (other than with respect to the licensor party and its affiliates) and non-exclusive licenses to use certain of its intellectual property and each party agrees to certain covenants not to sue the other party, its affiliates and certain of its service providers in connection with various patent claims. The exclusive license to DriveTime is limited to the business that is primarily of subprime used car sales to retail customers. However, upon a change of control of either party, both parties’ license rights as to certain future improvements to licensed intellectual property and all limited exclusivity rights are terminated. The agreement does not provide a license to any of the Company's patents, trademarks, logos, customers’ personally identifiable information or any intellectual property related to the Company's vending machines, automated vehicle photography or certain other elements of the Company's brand.

Accounts Payable Due to Related Party

Amounts payable to DriveTime and Verde under the agreements explained above, as well as invoices DriveTime initially paid on behalf of the Company for vehicle reconditioning costs and general and administrative expenses, are included in accounts payable to related party in the accompanying unaudited condensed consolidated balance sheets. As of September 30,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2018 and December 31, 2017, approximately $3.5 million and $1.8 million, respectively, was due to related parties primarily related to lease agreements, shared service fees, net VSC fees collected from customers and repayments to DriveTime for invoices paid on behalf of the Company.

Contribution Agreement

On September 12, 2018, the Company and its chief executive officer, Ernie Garcia III ("Mr. Garcia"), entered into a contribution agreement (the “Contribution Agreement”). Pursuant to the Contribution Agreement, Mr. Garcia agreed to contribute to the Company, at no charge, approximately 0.2 million shares of the Company’s Class A common stock (the “Share Contribution”). The Share Contribution is intended to fund restricted stock unit awards to then-current employees of Carvana, LLC upon their satisfying certain employment tenure requirements. The Company does not expect Mr. Garcia to incur any tax obligations related to the Share Contribution, but it has indemnified Mr. Garcia from any such obligations that may arise.

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

During the nine months ended September 30, 2018, the Company sold approximately $521.7 million in principal balances of finance receivables under the Purchase and Sale Agreement, and approximately $306.5 million in principal balances of finance receivables under the 2017 Master Transfer Agreement. As of September 30, 2018, there was approximately $634.6 million and $18.4 million of unused capacity under the Purchase and Sale Agreement and the 2017 Master Transfer Agreement, respectively. During the nine months ended September 30, 2017, the Company sold approximately $241.3 million in principal balances of finance receivables under the Purchase and Sale Agreement, and approximately $106.6 million in principal balances of finance receivables under the 2016 Master Transfer Agreement.

The total gain on loan sales related to finance receivables sold under these agreements was approximately $13.3 million and $35.7 million during the three and nine months ended September 30, 2018, respectively, and approximately $6.6 million and $15.0 million during the three and nine months ended September 30, 2017, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

In August 2018, the Company purchased finance receivables that it previously sold to a purchaser's trust under the 2017 Master Transfer Agreement for a price of approximately $253.0 million and immediately resold such finance receivables to another trust owned by the same purchaser for the same price under a new transfer agreement. The Company is not obligated to, nor does it have a right to, purchase or sell finance receivables it has previously sold under the 2017 Master Transfer Agreement. The transaction completed in August 2018 was entered into in connection with a refinancing by the purchaser and was entered into independently from the terms of the 2017 Master Transfer Agreement. The Company received a fee of approximately $4.0 million for arranging and participating in the transaction, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

As of September 30, 2018, the interest rate on the Floor Plan Facility was approximately 5.91%, the Company had an outstanding balance under this facility of approximately $349.4 million, borrowing capacity available of approximately $0.6 million and held approximately $17.5 million in restricted cash related to this facility. As of December 31, 2017, the Company held approximately $12.4 million in restricted cash related to this facility.

Long-Term Debt

Senior Unsecured Notes

On September 21, 2018, the Company issued an aggregate of $350.0 million in senior unsecured notes due 2023 (the "Senior Notes") under an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee (the “Indenture”). The Senior Notes accrue interest at a rate of 8.875% per annum, which is payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2019. The Senior Notes mature on October 1, 2023, unless earlier repurchased or redeemed, and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed solely for the purpose of facilitating the Company's sales of its finance receivables). The Company may redeem some or all of the Senior Notes on or after October 1, 2020 at redemption prices set forth in the Indenture, plus any accrued and unpaid interest to the redemption date. Prior to October 1, 2020, the Company may redeem up to 35.0% of the aggregate principal amount of the Senior Notes at a redemption price equal to 108.875%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Senior Notes prior to October 1, 2020, by paying a make-whole premium plus any accrued and unpaid interest, to, but not including, the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the Senior Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Indenture governing the Senior Notes contains restrictive covenants that limit the ability of the Company to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s ability to make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of September 30, 2018, the Company was in compliance with all covenants.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The outstanding principal of the Senior Notes, net of debt issuance costs, was approximately $342.5 million as of September 30, 2018 and is included as long-term debt in the accompanying unaudited condensed consolidated balance sheet. In connection with the issuance of these Senior Notes, Carvana Group amended its LLC agreement to create a class of non-convertible preferred units, which Carvana Co. purchased with its net proceeds from the issuance of these Senior Notes, as further discussed in Note 9 — Stockholders' Equity.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two to five-year term and requires monthly payments. As of September 30, 2018, the outstanding principal of these notes had a weighted-average interest rate of 5.9% and totaled approximately $34.8 million, of which approximately $7.2 million is due within the next twelve months and is included as current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Finance Leases

Beginning in 2017, the Company has financed certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of September 30, 2018, none of these transactions have qualified for sale accounting due to forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and base rent increases throughout the term. As of September 30, 2018, the outstanding liability associated with these sale and leaseback arrangements, net of debt issuance costs, is approximately $65.9 million and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheet.

In November 2017, the Company entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which it may sell and lease back certain of its owned or leased properties and construction improvements. A portion of the Company's finance leases described above is through the MSLA. A portion of the fixed rental payments set forth in the respective lease agreements is payable annually beginning in November 2020. Under the MSLA, at any time the Company may elect to, and beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to, demand that the Company repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent.  As of September 30, 2018, the repurchase prices for all properties under the MSLA excluding unpaid rent totaled approximately $24.6 million. Under the MSLA, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. As of September 30, 2018, the Company may sell and lease back an additional approximately $50.4 million of its property and equipment under the MSLA.

Capital Leases

Beginning in August 2018, the Company has a capital lease obligation to finance certain equipment for its transportation fleet. The lease has a 5.2% fixed annual interest rate, a five-year term and requires monthly payments. As of September 30, 2018, the outstanding amount of the lease is approximately $3.4 million, of which approximately $0.6 million is due within the next twelve months and is included as current portion of other long-term debt in the accompanying unaudited condensed consolidated balance sheet.

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

As of September 30, 2018, there were approximately 180.5 million and 6.0 million Class A Units and Class B Units (as adjusted for the participation thresholds), respectively, issued and outstanding. As discussed in Note 11 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the “LLC Equity Incentive Plan”) and are subject to a participation threshold and are earned over the requisite service period.

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

During the nine months ended September 30, 2018, certain LLC Unitholders exchanged approximately 12.3 million LLC Units and approximately 8.9 million shares of Class B common stock for approximately 9.8 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received approximately 12.2 million LLC Units, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

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

At the holder's request beginning on January 29, 2018, any or all shares of the Convertible Preferred Stock are convertible into shares of Class A common stock at an initial conversion rate of 50.78 shares of Class A common stock per share of Convertible Preferred Stock. On or after December 5, 2018, the Company will have the option to cause all shares of Convertible Preferred Stock to be converted into shares of Class A common stock or cash, at the Company's election, if the 10-day volume-weighted average price equals or exceeds 150% of the conversion price as set forth in the agreement. In the event Carvana Co. issues any shares of Class A common stock upon conversion of any shares of Convertible Preferred Stock or in connection with any change of control repurchase of shares of Convertible Preferred Stock, a corresponding number of Convertible Preferred Units shall be canceled and cease to be outstanding, and Carvana Group will issue Class A Units to Carvana Co. on a four-to-five ratio between the number of shares of Class A common stock issued by Carvana Co. to the holders of the Convertible Preferred Stock and the number of Class A Units issued. During the nine months ended September 30, 2018, the holder converted 75,000 shares of Convertible Preferred Stock into approximately 3.8 million shares of Class A common stock, Carvana Co. canceled and retired 75,000 Convertible Preferred Units, and Carvana Group issued approximately 4.8 million Class A Units to Carvana Co.

The initial conversion price was $19.6945, which was calculated based on a 20.0% premium to the volume weighted average price for Class A common stock during the 5 trading days immediately preceding December 4, 2017. Following announcement of the transaction, the share price of Class A common stock increased and exceeded the conversion price on the commitment date and resulted in a beneficial conversion feature ("BCF") of approximately $2.6 million. The BCF was originally recorded as a reduction of the Convertible Preferred Stock with an offset to additional paid-in capital. The BCF accreted as a deemed dividend through January 29, 2018, the first available conversion date, increasing the carrying value of the Convertible Preferred Stock with an offsetting charge to additional paid-in capital. During the nine months ended September 30, 2018, the Company recorded the remaining approximately $1.4 million in accretion related to the BCF. The carrying value of the Convertible Preferred Stock was approximately $24.6 million and $97.1 million as of September 30, 2018 and December 31, 2017, respectively.

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

The Convertible Preferred Stock accrues dividends at 5.5% of the liquidation preference of $1,000 per share. The dividends are payable in cash quarterly commencing March 15, 2018 so long as the Company has funds legally available and the Board declares a cash dividend payable. The Company may not declare dividends on shares of its common stock or purchase or redeem shares of its common stock, unless all accumulated and unpaid dividends on the Convertible Preferred Stock have been paid in full or a sum for such amounts has been set aside for payment. As the Company declares and pays dividends on the Convertible Preferred Stock, Carvana Group will make distributions to Carvana Co. with respect to the Convertible Preferred Units in an amount equal to the related Convertible Preferred Stock dividend amount and any corresponding tax payments. During the nine months ended September 30, 2018, the Company paid approximately $4.3 million of dividends to the holders of the Convertible Preferred Stock and Carvana Group distributed approximately $4.3 million to Carvana Co. with respect to the Convertible Preferred Units. As of September 30, 2018, dividends accrued related to the Convertible Preferred Stock were approximately $0.1 million, or $3.36 per share of Convertible Preferred Stock outstanding.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of the Senior Notes, as discussed further in Note 8 — Debt Instruments. Carvana Co. used its net proceeds from the Senior Notes to purchase 350,000 Class A Non-Convertible Preferred Units.  In the event Carvana Co. makes payments on the Senior Notes, Carvana Group will make an equal cash distribution to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires one Class A Non-Convertible Preferred Unit shall be canceled and retired.

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

Contribution of Class A Common Shares From Ernie Garcia, III

On September 10, 2018, the Company announced a commitment by its chief executive officer, Ernie Garcia, III ("Mr. Garcia"), to contribute 165 shares of Class A common stock from his personal shareholdings for every one of the Company's then-existing employees upon their satisfying certain employment tenure requirements (the "100k Milestone Gift"). On September 12, 2018, in connection with this ongoing commitment, the Company and Mr. Garcia entered into a contribution agreement, pursuant to which Mr. Garcia contributed approximately 0.2 million shares of the Company's Class A common stock to the Company, at no charge. The Company subsequently granted the first tranche of the 100k Milestone Gift of approximately 0.2 million restricted stock units with a one-day vesting period resulting in approximately $10.4 million of equity-based compensation expense during the three and nine months ended September 30, 2018, a portion of which related to the production of the Company's used vehicle inventory and was therefore capitalized to inventory. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the share contribution, it has indemnified Mr. Garcia from any such obligations that may arise.

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

During the nine months ended September 30, 2018, the total adjustments related to exchanges of LLC Units was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $13.2 million, which has been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statement of stockholders' equity. During the nine months ended September 30, 2018, Carvana Co. utilized its net proceeds from its follow-on offering to purchase LLC Units, which together with the follow-on offering resulted in an adjustment to increase non-controlling interests and to decrease additional paid-in capital by approximately $132.4 million, which has been included in adjustment to non-controlling interests related to follow-on offering in the accompanying unaudited condensed consolidated statement of stockholders' equity. During the nine months ended September 30, 2018, Carvana Group issued approximately 0.5 million Class A Units with a fair value of approximately $10.0 million as part of the purchase price consideration for Car360, which is reflected as an increase in non-controlling interests in the accompanying unaudited condensed consolidated statement of stockholders' equity. The adjustment related to the issuance of Class A Units to acquire Car360 was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $1.3 million, which has been included in adjustment to non-controlling interests related to business acquisitions in the accompanying unaudited condensed consolidated statement of stockholders' equity. During the nine months ended September 30, 2018, the holder of the Convertible Preferred Stock converted 75,000 shares of Convertible Preferred Stock into approximately 3.8 million shares of Class A common stock, Carvana Co. canceled and retired 75,000 Convertible Preferred Units, and Carvana Group issued approximately 4.8 million Class A Units to Carvana Co. The adjustment related to the conversion of Convertible Preferred Stock was an increase in non-controlling interests and a corresponding decrease in additional paid-in capital of approximately $51.3 million, which has been included in adjustment to non-controlling interests related to conversion of Class A Convertible Preferred Stock in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As of September 30, 2018, Carvana Co. owned approximately 25.5% of Carvana Group with the LLC Unitholders owning the remaining 74.5%. The non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the effects of changes in ownership in Carvana Group on the Company's additional paid-in capital during the nine months ended September 30, 2018 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Transfers (to) from non-controlling interests:
Decrease as a result of issuances of Class A common stock	$(132,375)	$(174,255)
Increase as a result of Carvana Group's issuance of Class A Units in connection with business acquisitions	1,297	—
Increase as a result of exchanges of LLC Units	13,203	—
Decrease as a result of conversion of Class A Convertible Preferred Stock	(51,289)	—
Increase as a result of adjustments to non-controlling interests	—	333
Total transfers to non-controlling interests	$(169,164)	$(173,922)

NOTE 11 — EQUITY-BASED COMPENSATION

Equity-based compensation expense is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation expense recognized during the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Class B Units	$791	$597	$1,831	$1,237
Restricted Stock Units and Awards excluding those granted in relation to Mr. Garcia's 100k Milestone Gift contributions	1,459	823	3,104	1,973
Restricted Stock Units granted in relation to Mr. Garcia's 100k Milestone Gift contributions	10,393	—	10,393	—
Options	584	467	1,417	835
Class A Units	661	—	1,236	—
Total equity-based compensation expense	$13,888	$1,887	$17,981	$4,045

As of September 30, 2018, the total unrecognized compensation expense related to outstanding equity awards was approximately $34.9 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. The majority of the Company's equity awards vest over three- to five- year periods based on continued employment with the Company. As discussed in Note 9 — Stockholders' Equity, during the three and nine months ended September 30, 2018, the Company granted approximately 0.2 million RSUs with a vesting period of one day following receipt of Class A common stock from Mr. Garcia, and recognized approximately $10.4 million of equity-based compensation,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
a portion of which related to the production of the Company's used vehicle inventory and was therefore capitalized to inventory.  As of September 30, 2018, approximately 12.1 million shares remain available for future equity award grants under this plan.

Class A Units

During the three and nine months ended September 30, 2018, the Company granted certain employees 0.0 million and approximately 0.4 million Class A Units with service-based vesting over two- to four- year periods and a grant-date fair value of $18.58 per Class A Unit. The grantees entered into the Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions and subject to vesting.

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service vesting conditions. Following completion of the IPO, there are no B Units authorized for the Company to grant under the LLC Equity Incentive Plan. There were no Class B Units issued during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company issued an aggregate of approximately 0.8 million Class B Units to executive officers and certain other employees.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(64,419)	$(39,769)	$(168,341)	$(117,078)
Net loss attributable to non-controlling interests	48,377	35,389	135,291	104,232
Dividends on Class A convertible preferred stock	(1,230)	—	(3,950)	—
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	(1,380)	—
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(17,272)	$(4,380)	$(38,380)	$(12,846)
Denominator:
Weighted-average shares of Class A common stock outstanding	34,924	15,520	27,258	15,254
Nonvested weighted-average restricted stock awards	(269)	(475)	(331)	(230)
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	34,655	15,045	26,927	15,024
Net loss per share of Class A common stock, basic and diluted	$(0.50)	$(0.29)	$(1.43)	$(0.86)

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

Weighted-average as-converted shares of Convertible Preferred Stock of approximately 4.5 million and 4.9 million for the three and nine months ended September 30, 2018, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average as-converted Class A Units together with the related Class B common stock of approximately 106.3 million and 117.2 million during the three months ended September 30, 2018 and September 30, 2017, respectively, and of approximately 110.2 million and 117.2 million during the nine months ended September 30, 2018 and September 30, 2017, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units of approximately 6.5 million and 7.5 million at September 30, 2018 and September 30, 2017, respectively, were evaluated for potentially dilutive effects and were determined to be anti-dilutive. Potentially dilutive restricted stock awards and units of approximately 0.4 million and for each of the three and nine months ended September 30, 2018 and of approximately 0.5 million and 0.2 million for the three and nine months ended September 30, 2017, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of September 30, 2018 and September 30, 2017, 0.8 million and 0.6 million options, respectively, were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

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

As described in Note 9 — Stockholders' Equity, the Company acquired approximately 12.2 million LLC Units during the nine months ended September 30, 2018 in connection with exchanges with Existing LLC Unitholders. During the nine months ended September 30, 2018, the Company recorded a gross deferred tax asset of approximately $71.4 million associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders' equity.

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

As described in Note 4 — Goodwill and Intangible Assets, Net, Carvana Group acquired Car360 during the nine months ended September 30, 2018. The acquisition included various intangible assets, and as a result the Company recognized a deferred tax liability of approximately $2.5 million which is reflected within other liabilities in the accompanying unaudited condensed consolidated balance sheet.

The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. During the nine months ended September 30, 2018, management performed an assessment of the recoverability of deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of September 30, 2018 and December 31, 2017, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

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
As of September 30, 2018, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of September 30, 2018, the total unrecorded TRA liability is approximately $69.0 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of September 30, 2018, the Company is a tenant under various operating leases with third parties related to certain of its market hubs, vending machines and offices. The initial terms expire at various dates between 2018 and 2027. Many of the leases include one or more renewal options ranging from two to twenty years. Rent is recognized on a straight-line basis over the lease term and includes scheduled rent increases as well as amortization of tenant improvement allowances. Rent expense for these operating leases was approximately $1.5 million and $4.1 million for the three and nine months ended September 30, 2018 and $1.1 million and $2.9 million for the three and nine months ended September 30, 2017, respectively.

Beginning in December 2017, the Company has operating leases with third parties for certain of its transportation fleet. The initial lease terms are for two years from the delivery date of each individual vehicle to the Company, at which time each lease will extend on a month-to-month basis for a potential total lease term of six years unless both parties agree to earlier termination or replacement. Rent expense for these operating leases was approximately $0.5 million and $1.1 million for the three and nine months ended September 30, 2018, respectively.

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $1.1 million and $0.8 million as of September 30, 2018 and December 31, 2017, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Letters of Credit

In October 2016, the Company obtained an unconditional, irrevocable, stand-by letter of credit for $1.9 million to satisfy a condition of a new lease agreement. The Company was required to maintain a cash deposit of $1.9 million with the financial institution that issued the stand-by letter of credit until February 2018, at which point the cash deposit requirement was reduced by approximately $1.0 million until November 30, 2018, at which time the letter of credit shall expire. The Company has earned interest on this letter of credit, and as of September 30, 2018 and December 31, 2017, the balance with the financial

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
institution was approximately $1.0 million and $2.0 million, respectively. This balance is classified as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

Legal Matters

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or cash flows.

NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Items Measured at Fair Value on a Recurring Basis

As of September 30, 2018 and December 31, 2017, the Company held certain assets that were required to be measured at fair value on a recurring basis. The following is a summary of fair value measurements at September 30, 2018 and December 31, 2017 (in thousands):

As of September 30, 2018:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$438,386	$438,386	$—	$—

As of December 31, 2017:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$171,859	$171,859	$—	$—
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the Floor Plan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period. The carrying value of notes payable and the Senior Notes was determined to approximate fair value as each of the notes has prevailing interest rates, which have not materially changed as of September 30, 2018. The carrying value of finance leases was determined to approximate fair value as each of the transactions was entered into at prevailing interest rates during each respective period and they have not significantly fluctuated since inception. The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Carrying value	$88,151	$45,564
Fair value	91,400	47,514

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Supplemental cash flow information:
Cash payments for interest to third parties	$11,976	$4,668
Cash payments for interest to related parties	$—	$382
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$8,538	$11,006
Capital expenditures financed through long-term debt	$10,139	$7,988
Issuance of LLC Units related to business acquisitions	$9,981	$—
Debt issuance costs included in accounts payable and accrued liabilities	$1,733	$—
Property and equipment acquired under capital leases	$3,369	$—
Conversion of Class A Convertible Preferred Stock to common stock	$73,880	$—
Accrual of return on Class C redeemable preferred units	$—	$9,439
Conversion of Class C redeemable preferred units to Class A units	$—	$260,411

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$439,794	$172,680	$103,454	$39,184
Restricted cash (1)	18,471	14,443	11,755	10,266
Total cash, cash equivalents and restricted cash	$458,265	$187,123	$115,209	$49,450
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

NOTE 17 — SUBSEQUENT EVENTS

Purchase and Sale and Master Transfer Agreement Amendments

On November 2, 2018, the Company amended the Purchase and Sale Agreement to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum additional $1.25 billion of principal balances of finance receivables.

On November 2, 2018, the Company amended the 2017 Master Transfer Agreement to, among other things and subject to the terms of the agreement, extend the purchaser's commitment to purchase finance receivables from the Company. The purchaser's currently available financing would permit up to $454.5 million in principal balances of finance receivables to be purchased and the 2017 Master Transfer Agreement's purchase commitment contemplates the purchaser securing up to three times the currently available financing in the aggregate.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Floor Plan Facility Amendment

On November 2, 2018, the Company amended the Floor Plan Facility to increase the line of credit to $650.0 million, extend the maturity date to October 31, 2020, and lower the interest rate to one month LIBOR plus 3.40%.

Master Sale-Leaseback Agreement Amendment

On November 1, 2018, the Company amended the Master Sale-Leaseback Agreement to extend the date through which the Company can sell properties and after which the purchaser can sell properties back to the Company from November 2019 to November 2020.

Amendment to the Master Dealer Agreement

On November 5, 2018, the Company amended the Master Dealer Agreement to allow the Company to share in any excess cash reserves over realized claims with respect to VSCs sold by the Company, once a reasonable claims period for such VSCs has passed.

Contribution Agreement

In connection with an ongoing commitment from Mr. Garcia related to the previously announced 100k Milestone Gift program, the Company and Mr. Garcia entered into a contribution agreement on November 6, 2018, under which Mr. Garcia will contribute to the Company 32,932 shares of Class A common stock that he individually owns, at no charge. The contribution will take place on November 9, 2018 and is intended to fund restricted stock unit awards to certain employees of Carvana, LLC upon their satisfying applicable employment tenure requirements. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has indemnified Mr. Garcia from any such obligations that may arise.

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

Our business combines a comprehensive online sales experience with a vertically-integrated supply chain that allows us to sell high quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

• Purchase a used vehicle.    As of September 30, 2018, we listed approximately 11,200 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts (“VSCs”), GAP waiver coverage, and trade-ins.

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

On September 21, 2018, we issued Senior Notes (as defined in "Liquidity and Capital Resources") and received approximately $342.5 million in proceeds, net of debt issuance costs, with the intent to use such proceeds for general corporate purposes. These general corporate purposes include funding working capital, capital expenditures, operating expenses and the selective pursuit of business development opportunities, including to expand our current business through acquisitions of, or investments in, other businesses, products or technologies.

Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website. During the nine months ended September 30, 2018, the number of vehicles we sold to retail customers grew by 115.9% to 66,358 compared to 30,735 in the nine months ended September 30, 2017.

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

Our capital- and headcount-light expansion model has enabled us to increase our rate of market openings in each of the past five years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, 12 in 2016, 23 in 2017 and 34 in the first nine months of 2018, bringing our total number of markets to 78 as of September 30, 2018. Over this period, we have continually improved our market expansion playbook, which we believe improves our ability to execute our growth plan.

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

Our largest source of revenue, used vehicle sales, totaled $486.3 million and $1.3 billion during the three and nine months ended September 30, 2018, respectively, and $208.1 million and $550.4 million during the three and nine months ended September 30, 2017, respectively. As we continue to increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase as we increase retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales includes sales of trade-ins and other vehicles acquired from customers as well as sales of certain retail units listed on our website and totaled $21.4 million and $48.2 million during the three and nine months ended September 30, 2018, respectively, and $7.5 million and $21.0 million during the three and nine months ended September 30, 2017, respectively. We expect wholesale sales to increase with retail units sold and as we expand our suite of product offerings to customers who may wish to trade-in or to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of loans we originate, sales of GAP waiver coverage and sales commissions on VSCs totaled $27.2 million and $64.2 million during the three and nine months ended September 30, 2018, and $9.8 million and $22.4 million during the three and nine months ended September 30, 2017, respectively. In August, 2018, we received a fee of approximately $4.0 million for arranging and participating in the sale of finance receivables to a receivables purchaser in connection with a purchaser refinancing its ownership of the receivables, which is included in other sales and revenues. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate and sell and offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During our growth phase, our highest priority will continue to be providing exceptional customer experiences, increasing our brand awareness and building an infrastructure to support growth in retail units sold. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies include the following:

• Reduce average days to sale. Our goal is to increase both our number of markets and our sales growth at a faster rate than we increase our inventory size, which we believe would decrease average days to sale due to a relative increase in demand versus supply. Reductions in average days to sale lead to fewer vehicle price reductions, and therefore higher average selling prices, all other factors being equal. Higher average selling prices in turn lead to higher gross profit per unit sold, all other factors being equal.

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

Seasonality

Used vehicle sales exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. However, as the timing of income tax refunds has become delayed, we believe that the second quarter likely shows stronger seasonality than in the past. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We may experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Retail units sold	25,324	11,719	66,358	30,735
Number of markets	78	39	78	39
Average monthly unique visitors (1)	2,433,815	1,171,208	2,168,789	938,352
Inventory units available on website	11,152	6,689	11,152	6,689
Average days to sale	63	97	66	99
Total gross profit per unit (incl. Gift)	$2,263	$1,742	$2,118	$1,503
Total gross profit per unit ex-Gift	$2,302	$1,742	$2,134	$1,503
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

Total Gross Profit per Unit (incl. Gift)

We define total gross profit per unit as the aggregate gross profit in a given period, including Gift (as defined below), divided by retail units sold in that period including gross profit generated from the sale of the used vehicle, gains on the sales of loans originated to finance the vehicle, commissions on sales of VSCs, revenue from GAP waiver coverage, and wholesale sales of vehicles we acquire from customers.

Total Gross Profit per Unit ex-Gift

On September 10, 2018, we announced a commitment by our chief executive officer, Ernie Garcia, III ("Mr. Garcia"), to contribute 165 shares of Class A common stock from his personal shareholdings for every one of our then-existing employees upon their satisfying certain employment tenure requirements. In connection with such contributions, we intend to make corresponding grants of 165 restricted stock units to each such employee under our 2017 Omnibus Incentive Plan (the "100k Milestone Gift" or "Gift"). Under U.S. GAAP, the 100k Milestone Gift is treated as compensation expense, a portion of which relates to the production of our used vehicle inventory and is therefore capitalized to inventory and subsequently recognized within costs of sales when the related inventory is sold.

We define total gross profit per unit ex-Gift as gross profit before compensation expense related to the 100k Milestone Gift included in cost of sales divided by retail units sold in that period. It has the same drivers noted above for total gross profit per unit, including Gift. We expect the 100k Milestone Gift from Mr. Garcia's one-time announcement to impact total gross profit per unit through the first half of 2020 and therefore believe total gross profit per unit ex-Gift is a key measure of our growth and long-term profitability over time.

For more information regarding this and other non-GAAP financial measures, refer to reconciliations of our non-GAAP measurements to their most directly comparable GAAP-based financial measurements included herein under "Non-GAAP Financial Measures".

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

Our retail average selling price depends on the mix of vehicles we acquire and hold in inventory, retail market prices in our markets, our average days to sale and our pricing strategy. We may choose to shift our inventory mix to on average higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. We anticipate that our average days to sale will decline over time as we continue to launch new markets, which we believe will increase our retail average selling price, all other factors being equal.

Wholesale Vehicle Sales

Wholesale vehicle sales is equal to the aggregate proceeds we receive on vehicles sold to wholesalers. The vehicles we sell to wholesalers are primarily acquired from our customers who trade-in their existing vehicles when making a purchase from us and from customers who do not purchase another vehicle from us. In addition, we occasionally sell certain used vehicles previously listed for sale to customers through our website to wholesalers. Factors affecting wholesale vehicle sales include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market.

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

Cost of Sales

Cost of sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles and supply and demand dynamics in the wholesale vehicle market. Reconditioning costs consist of direct costs, including parts, labor and third party repair expenses directly attributable to specific vehicles, as well as indirect costs, such as IRC overhead. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition to the IRC. Beginning in the second half of 2018, the labor portion of reconditioning costs and transportation costs includes the expense related to the 100k Milestone Gift, as described above. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include expenses associated with advertising and providing customer service to customers, operating our fulfillment centers and vending machines, operating our logistics and fulfillment network and other corporate overhead expenses, including expenses associated with information technology, product development, engineering, legal, accounting, finance and business development. We anticipate that these expenses will increase as we grow. SG&A expenses exclude the costs of transporting vehicles from the point of acquisition to the IRC, and inspecting and reconditioning vehicles, which are included in cost of sales.

Interest Expense

Interest expense includes interest incurred on our Floor Plan Facility and Senior Notes (both defined in "Liquidity and Capital Resources"), and notes payable, finance leases and other long-term debt, which are used to fund inventory, our transportation fleet and certain of our property and equipment. During 2017, interest expense also includes interest incurred and the commitment fee related to the Verde Credit Facility (as defined in "Liquidity and Capital Resources"), which was used as needed to fund working capital prior to its termination in connection with our IPO. Interest expense excludes the interest incurred during various construction projects to build, upgrade or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change

	(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$486,269	$208,113	133.7%	$1,258,247	$550,442	128.6%
Wholesale vehicle sales	21,440	7,459	187.4%	48,195	21,003	129.5%
Other sales and revenues (1)	27,212	9,807	177.5%	64,187	22,372	186.9%
Total net sales and operating revenues	$534,921	$225,379	137.3%	$1,370,629	$593,817	130.8%
Gross profit (incl. Gift):
Used vehicle gross profit	$28,550	$9,859	189.6%	$71,837	$22,657	217.1%
Wholesale vehicle gross profit	1,544	751	105.6%	4,551	1,173	288.0%
Other gross profit (1)	27,212	9,806	177.5%	64,187	22,371	186.9%
Total gross profit	$57,306	$20,416	180.7%	$140,575	$46,201	204.3%
Gross profit ex-Gift:(3)
Used vehicle gross profit ex-Gift	$29,531	$9,859	199.5%	$72,818	$22,657	221.4%
Wholesale vehicle gross profit ex-Gift	1,564	751	108.3%	4,571	1173	289.7%
Other gross profit(1)	27,212	9,806	177.5%	64,187	22,371	186.9%
Total gross profit ex-Gift	$58,307	$20,416	185.6%	$141,576	$46,201	206.4%
Market information:
Markets, beginning of period	65	30	116.7%	44	21	109.5%
Market launches	13	9	44.4%	34	18	88.9%
Markets, end of period	78	39	100.0%	78	39	100.0%
Unit sales information:
Used vehicle unit sales	25,324	11,719	116.1%	66,358	30,735	115.9%
Wholesale vehicle unit sales	4,408	1,797	145.3%	10,408	4,665	123.1%
Per unit selling prices:
Used vehicles	$19,202	$17,759	8.1%	$18,961	$17,909	5.9%
Wholesale vehicles	$4,864	$4,151	17.2%	$4,631	$4,502	2.9%
Per unit gross profit (incl. Gift):(2)
Used vehicle gross profit	$1,127	$841	34.0%	$1,083	$737	46.9%
Wholesale vehicle gross profit	$350	$418	(16.3)%	$437	$251	74.1%
Other gross profit	$1,075	$837	28.4%	$967	$728	32.8%
Total gross profit	$2,263	$1,742	29.9%	$2,118	$1,503	40.9%
Per unit gross profit ex-Gift:(2)(3)
Used vehicle gross profit ex-Gift	$1,166	$841	38.6%	$1,097	$737	48.8%
Wholesale vehicle gross profit ex-Gift	$355	$418	(15.1)%	$439	$251	74.9%
Other gross profit	$1,075	$837	28.4%	$967	$728	32.8%
Total gross profit ex-Gift	$2,302	$1,742	32.1%	$2,134	$1,503	42.0%
(1) Includes $6,696 and $2,414 for the three months ended September 30, 2018 and 2017, respectively, and $16,351 and $6,070 for the nine months ended September 30, 2018 and 2017, respectively, of other sales and revenues from related parties.
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.
(3) Ex-Gift amounts exclude the expense related to the 100k Milestone Gift. See "Non-GAAP Financial Metrics" for a reconciliation to the most directly comparable GAAP-based measure, when applicable.

Used Vehicle Sales

Three months ended September 30, 2018 Versus 2017. Used vehicle sales increased by $278.2 million to $486.3 million during the three months ended September 30, 2018 compared to $208.1 million during the three months ended September 30, 2017. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 25,324 from 11,719 during the three months ended September 30, 2018 and 2017, respectively. The increase in units sold was driven in part by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness and customer referrals. The increase in unit sales was also driven by growth to 78 markets as of September 30, 2018 from 39 markets as of September 30, 2017. We anticipate that unit sales will continue to grow as we increase penetration in existing markets and launch new markets. In addition, the average selling price of our retail units sold increased to $19,202 during the three months ended September 30, 2018 from $17,759 during the three months ended September 30, 2017. Average selling prices increased primarily as result of changes in inventory mix, and to a lesser extent, a decrease in average days to sale to 63 days in the third quarter of 2018 from 97 days in the comparable prior year period.

Nine months ended September 30, 2018 Versus 2017. Used vehicle sales increased by $707.8 million to $1.3 billion during the nine months ended September 30, 2018 compared to $550.4 million during the nine months ended September 30, 2017. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 66,358 from 30,735 during the nine months ended September 30, 2018 and 2017, respectively. The increase in units sold was driven in part by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness and customer referrals. The increase in unit sales was also driven by growth to 78 markets as of September 30, 2018 from 39 markets as of September 30, 2017. We anticipate that unit sales will continue to grow as we increase penetration in existing markets and launch new markets. In addition, the average selling price of our retail units sold increased to $18,961 during the nine months ended September 30, 2018 from $17,909 during the nine months ended September 30, 2017. Average selling prices increased primarily as a result of changes in inventory mix, and to a lesser extent, a decrease in average days to sale to 66 days in the nine months ended September 30, 2018 from 99 days in the comparable prior year period.

Wholesale Vehicle Sales

Three months ended September 30, 2018 Versus 2017. Wholesale vehicle sales increased by $14.0 million to $21.4 million during the three months ended September 30, 2018, compared to $7.5 million during the three months ended September 30, 2017. We primarily obtain our wholesale inventory by acquiring vehicles from customers. As our retail unit sales have increased, so have the trade-ins we receive. Moreover, during the three months ended September 30, 2018, we also acquired more vehicles from customers who did not purchase a retail unit from us. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased. In addition, the average selling price of our wholesale units sold increased to $4,864 during the three months ended September 30, 2018 from $4,151 during the three months ended September 30, 2017, due primarily to the mix of vehicles acquired from customers.

Nine months ended September 30, 2018 Versus 2017. Wholesale vehicle sales increased by $27.2 million to $48.2 million during the nine months ended September 30, 2018, compared to $21.0 million during the nine months ended September 30, 2017. We primarily obtain our wholesale inventory by acquiring vehicles from customers. As our retail unit sales have increased, so have the trade-ins we receive. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased. In addition, the average selling price of our wholesale units sold increased to $4,631 during the nine months ended September 30, 2018 from $4,502 during the nine months ended September 30, 2017.

Other Sales and Revenues

Three months ended September 30, 2018 Versus 2017. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and sales of GAP waiver coverage. Other sales and revenues increased by $17.4 million to $27.2 million during the three months ended September 30, 2018, compared to $9.8 million during the three months ended September 30, 2017. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales. The increase also includes a fee of $4.0 million that we received during the three months ended September 30, 2018 for arranging and participating in the sale of a pool of finance receivables.

Nine months ended September 30, 2018 Versus 2017. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and sales of GAP waiver coverage. Other sales and revenues increased by $41.8 million to $64.2 million during the nine months ended September 30, 2018, compared to $22.4 million during the nine months ended September 30, 2017. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales. The increase includes a fee of $4.0 million that we received during the nine months ended September 30, 2018 for arranging and participating in the sale of a pool of finance receivables.

Used Vehicle Gross Profit

Three months ended September 30, 2018 Versus 2017. Used vehicle gross profit, including Gift, increased by $18.7 million to $28.6 million during the three months ended September 30, 2018, compared to $9.9 million during the three months ended September 30, 2017.  Used vehicle gross profit ex-Gift, which excludes the impact of the 100k Milestone Gift on cost of sales,  increased by $19.7 million to $29.5 million during the three months ended September 30, 2018, compared to $9.9 million during the three months ended September 30, 2017.  This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit, including Gift, and used vehicle gross profit per unit ex-Gift to $1,127 and $1,166, respectively, for the three months ended September 30, 2018 compared to $841 for the three months ended September 30, 2017. The per unit increase was primarily driven by a decrease in average days to sale to 63 days in the three months ended September 30, 2018 from 97 days in the three months ended September 30, 2017.

Nine months ended September 30, 2018 Versus 2017. Used vehicle gross profit, including Gift, increased by $49.2 million to $71.8 million during the nine months ended September 30, 2018, compared to $22.7 million during the nine months ended September 30, 2017. Used vehicle gross profit ex-Gift, which excludes the impact of the 100k Milestone Gift on cost of sales, increased by $50.2 million to $72.8 million during the nine months ended September 30, 2018, compared to $22.7 million during the nine months ended September 30, 2017. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit, including Gift, and used vehicle gross profit per unit ex-Gift to $1,083 and $1,097, respectively, for the nine months ended September 30, 2018 compared to $737 for the nine months ended September 30, 2017. The per unit increase was primarily driven by a decrease in average days to sale to 66 days in the nine months ended September 30, 2018 from 99 days in the nine months ended September 30, 2017.

Wholesale Vehicle Gross Profit

Three months ended September 30, 2018 Versus 2017. Wholesale vehicle gross profit increased by $0.8 million to $1.5 million during the three months ended September 30, 2018, compared to $0.8 million during the three months ended September 30, 2017. This increase was driven primarily by an increase in wholesale units sold to 4,408 from 1,797, partially offset by a decrease in wholesale vehicle gross profit per wholesale unit, including Gift, and wholesale vehicle gross profit per wholesale unit ex-Gift to $350 and $355, respectively, compared to $418 in the three months ended September 30, 2017.

Nine months ended September 30, 2018 Versus 2017. Wholesale vehicle gross profit increased by $3.4 million to $4.6 million during the nine months ended September 30, 2018, compared to $1.2 million during the nine months ended September 30, 2017. This increase was driven primarily by an increase in wholesale units sold to 10,408 from 4,665 and an increase in wholesale vehicle gross profit per wholesale unit, including Gift, and wholesale vehicle gross profit per wholesale unit ex-Gift to $437 and $439, respectively, from $251 in the nine months ended September 30, 2017.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Compensation and benefits (1)	$34,411	$19,404	$88,649	$54,496
100k Milestone Gift	6,760	—	6,760	—
Advertising expense	27,467	15,475	79,259	39,299
Market occupancy costs (2)	3,110	1,734	8,238	4,141
Logistics (3)	9,913	3,905	24,056	9,829
Other costs (4)	34,107	18,158	87,644	48,830
Total	$115,768	$58,676	$294,606	$156,595
(1) Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales and those related to the 100k Milestone Gift.
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

Selling, general and administrative expenses increased by $57.1 million and $138.0 million to $115.8 million and $294.6 million during the three and nine months ended September 30, 2018, respectively, compared to $58.7 million and $156.6 million during the three and nine months ended September 30, 2017, respectively. The increase was primarily due to an increase in compensation and benefits by $15.0 million and $34.2 million during the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, which was primarily driven by expansion of our logistics and last-mile delivery network, as well as growth in our operations and technology teams. In addition, during the third quarter of 2018, the first tranche of the 100k Milestone Gift related to Mr. Garcia's contribution occurred resulting in $6.8 million of compensation expense within selling, general and administrative expense, which is presented separately above, compared to none in the three and nine months ended September 30, 2017.

The increase in selling, general and administrative expenses was also partially due to an increase in advertising expense of $12.0 million and $40.0 million during the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017 primarily due to an increase in national television advertising and number of markets. Market occupancy, logistics and other expenses also increased during the three and nine months ended September 30, 2018 compared to the prior period primarily due our continued expansion. These expenses will increase in absolute terms as we expand to additional markets.

Interest Expense

Interest expense increased by $4.8 million and $8.0 million to $5.6 million and $13.4 million during the three and nine months ended September 30, 2018, respectively, compared to $0.8 million and $5.4 million during the three and nine months ended September 30, 2017, respectively. In order to expand the inventory we make available to customers, we increased our borrowings under our Floor Plan Facility period over period, resulting in increased interest expense related to the facility. The remaining increase is due to interest expense incurred during the three and nine months ended September 30, 2018 related to the finance leases and notes payable entered into throughout 2017 and 2018, along with approximately $0.9 million of interest expense incurred on our Senior Notes. The increase in interest expense related to the Floor Plan Facility, finance leases, notes payable and Senior Notes is partially offset by the $1.4 million interest incurred related to the Verde Credit Facility during the nine months ended September 30, 2017. Total borrowings of $35.0 million under the Verde Credit Facility were repaid in full with the proceeds of our IPO and the facility was terminated in May 2017.

Non-GAAP Financial Measures

To supplement the unaudited condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we also present the following non-GAAP measures: gross profit ex-Gift, gross profit per unit ex-Gift, EBITDA ex-Gift, EBITDA margin ex-Gift, adjusted net loss and adjusted net loss per share. We believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures.

Gross Profit ex-Gift and Gross Profit per Unit ex-Gift

Gross Profit ex-Gift and Gross Profit per Unit ex-Gift are non-GAAP supplemental measures of operating performance that do not represent and should not be considered an alternative to gross profit, as determined by GAAP. Gross Profit ex-Gift is defined as gross profit before compensation expense related to the 100k Milestone Gift included in cost of sales. Gross Profit per Unit ex-Gift is Gross Profit ex-Gift divided by units sold. We use Gross Profit ex-Gift to measure the operating performance of our business and Gross Profit per Unit ex-Gift to measure our operating performance relative to our units sold. We believe that Gross Profit ex-Gift and Gross Profit per Unit ex-Gift are useful measures to us and to our investors because they exclude the expense associated with the 100k Milestone Gift recognized in cost of sales. We expect the 100k Milestone Gift to be a one-time award program for which we will recognize varying amounts of expense through the first half of 2020, and therefore we believe the related expense does not reflect our core operations, is not included in our past operations, and may not be indicative of our future operations. Additionally, the shares issued to settle the 100k Milestone Gift are offset by share contributions from Mr. Garcia to the Company, therefore we expect the impact on shares outstanding to be zero. We believe that excluding it enables us to more effectively evaluate our performance period-over-period and relative to our competitors. A reconciliation the Gross Profit ex-Gift amounts to each corresponding gross profit amount, which are the most directly comparable GAAP measures and include expenses attributable to the Gift, and calculations of each Gross Profit per Unit ex-Gift amount are as follows (dollars in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Used vehicle gross profit	$28,550	$9,859	$71,837	$22,657
100k Milestone Gift in used vehicle cost of sales	981	—	981	—
Used Vehicle Gross Profit ex-Gift	$29,531	$9,859	$72,818	$22,657

Used vehicle unit sales	25,324	11,719	66,358	30,735
Used Vehicle Gross Profit per Unit ex-Gift	$1,166	$841	$1,097	$737

Wholesale vehicle gross profit	$1,544	$751	$4,551	$1,173
100k Milestone Gift in wholesale vehicle cost of sales	20	—	20	—
Wholesale Vehicle Gross Profit ex-Gift	$1,564	$751	$4,571	$1,173

Wholesale vehicle unit sales	4,408	1,797	10,408	4,665
Wholesale Vehicle Gross Profit per Unit ex-Gift	$355	$418	$439	$251

Total gross profit	$57,306	$20,416	$140,575	$46,201
100k Milestone Gift in total cost of sales	1,001	—	1,001	—
Total Gross Profit ex-Gift	$58,307	$20,416	$141,576	$46,201

Used vehicle unit sales	25,324	11,719	66,358	30,735
Total Gross Profit per Unit ex-Gift	$2,302	$1,742	$2,134	$1,503

EBITDA ex-Gift and EBITDA Margin ex-Gift

EBITDA ex-Gift and EBITDA Margin ex-Gift are non-GAAP supplemental measures of operating performance that do not represent and should not be considered an alternative to net loss or cash flow from operations, as determined by GAAP. EBITDA ex-Gift is defined as net loss before interest expense, income tax expense, depreciation and amortization expense, and the expense related to the 100k Milestone Gift. EBITDA Margin ex-Gift is EBITDA ex-Gift as a percentage of total revenues. We use EBITDA ex-Gift to measure the operating performance of our business and EBITDA Margin ex-Gift to measure our operating performance relative to our total revenues. We believe that EBITDA ex-Gift and EBITDA Margin ex-Gift are useful measures to us and to our investors because they exclude certain financial and capital structure items and the expense associated with the 100k Milestone Gift, that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. In particular, we expect the 100k Milestone Gift to be a one-time award program for which we will recognize varying amounts of expense through the first half of 2020, and therefore we believe the related expense does not reflect our core operations, is not included in our past operations, and may not be indicative of our future operations. Additionally, the shares issued to settle the 100k Milestone Gift are offset by share contributions from Mr. Garcia to the Company, therefore we expect the impact on shares outstanding to be zero. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. EBITDA ex-Gift and EBITDA Margin ex-Gift may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations.  A reconciliation of EBITDA ex-Gift to net loss (which includes Gift expense), the most directly comparable GAAP measure, and calculation of EBITDA Margin ex-Gift is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(64,419)	$(39,769)	$(168,341)	$(117,078)
Depreciation and amortization expense	6,439	3,100	16,301	7,746
Interest expense	5,649	838	13,355	5,404
100k Milestone Gift	7,761	—	7,761	—
EBITDA ex-Gift	$(44,570)	$(35,831)	$(130,924)	$(103,928)

Total revenues	534,921	225,379	1,370,629	593,817
EBITDA Margin ex-Gift	(8.3)%	(15.9)%	(9.6)%	(17.5)%

Adjusted Net Loss and Adjusted Net Loss per Share

Adjusted net loss represents net loss attributable to Carvana Co. assuming the full exchange of all outstanding LLC Units for shares of Class A common stock and excluding the expense associated with the 100k Milestone Gift. Adjusted net loss per share is calculated by dividing adjusted net loss by the weighted-average shares of Class A common stock outstanding assuming (i) the full exchange of all outstanding LLC Units, (ii) shares issued in the IPO were outstanding for the entire period presented and (iii) outstanding LLC Units immediately following the Organizational Transactions related to our IPO, including conversion of the Class C Redeemable Preferred Units, were outstanding for all periods prior to the IPO.

Adjusted net loss and adjusted net loss per share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net loss and net loss per share, as determined under GAAP. We believe that by assuming the full exchange of all outstanding LLC Units and excluding the expense associated with the 100k Milestone Gift for the reasons described above, adjusted net loss and adjusted net loss per share supplement GAAP measures and enable us and our investors to more effectively evaluate our performance period-over-period and relative to our competitors that have different organizational and tax structures because the assumption eliminates the effect of any changes in net income attributable to Carvana Co. driven by increases in our ownership of Carvana Group, LLC as well as the expense associated with the 100k Milestone Gift, which are unrelated to our operating performance.

A reconciliation of adjusted net loss to net loss attributable to Carvana Co., the most directly comparable GAAP measure, and the computation of adjusted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to Carvana Co.	$(16,042)	$(4,380)	$(33,050)	$(57,361)
Net loss attributable to non-controlling interests	(48,377)	(35,389)	(135,291)	(59,717)
Dividends on Class A convertible preferred stock	(1,230)	—	(3,950)	—
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	(1,380)	—
100k Milestone Gift	7,761	—	7,761	—
Adjusted net loss attributable to Carvana Co. Class A common stock	$(57,888)	$(39,769)	$(165,910)	$(117,078)

Denominator:
Weighted-average shares of Class A common stock outstanding(1)(3)	34,655	15,045	26,927	15,024
Adjustments:
Weighted-average assumed exchange of LLC Units for shares of Class A common stock (2)	111,157	121,989	114,971	121,805
Adjusted shares of Class A common stock outstanding	145,812	137,034	141,898	136,829
Adjusted net loss per share	$(0.40)	$(0.29)	$(1.17)	$(0.86)

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
(3) Excludes approximately 0.6 million nonvested restricted stock awards and units and 0.8 million vested and nonvested stock options outstanding at September 30, 2018, because they were determined to be anti-dilutive. Excludes approximately 0.5 million nonvested restricted stock awards and units and 0.6 million vested and nonvested stock options outstanding at September 30, 2017, because they were determined to be anti-dilutive.

Liquidity and Capital Resources

General

Our principal sources of liquidity are cash generated from our operations and from financing activities. Cash generated from operating activities primarily includes cash derived from the sale of used retail vehicles, the sale of wholesale vehicles and proceeds from the sale of automotive finance receivables originated in connection with the sale of used vehicles. Cash generated from our financing activities primarily includes proceeds from the sale of Class A common stock in our IPO in 2017 and follow-on offering in 2018, proceeds from the issuance of senior unsecured notes in 2018, proceeds from the sale of Class A Convertible Preferred Stock in 2017, net proceeds from our Floor Plan Facility (defined below), proceeds from issuance of other long-term debt and sales of Class C Preferred Units throughout 2015 and 2016.

We have incurred losses each year from inception through September 30, 2018, and expect to incur additional losses in the future. Our ability to service our debt and fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. On November 2, 2018, we amended the Floor Plan Facility to increase the capacity to $650.0 million and extend the maturity date to October 31, 2020 to finance more vehicle inventory purchases. As of September 30, 2018, we sell finance receivables under multiple agreements. On November 2, 2018, we increased the available amount under and extended the maturity of these facilities through November 1, 2019. We plan to extend or enter into new agreements to sell finance receivables to third parties prior to the expiration of the agreements. We believe that our existing sources of liquidity including future debt and equity financing will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion into new markets, construction of vending machines and inspection and reconditioning centers and the timing and extent of our spending to support our technology and software development efforts. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Floor Plan Facility

We have a floor plan facility with a third party to finance our used vehicle inventory, which is secured by substantially all of our assets, other than our interests in real property (the "Floor Plan Facility"). We most recently amended the Floor Plan Facility in November 2018 to, among other things, extend the maturity date to October 31, 2020, and increase the available capacity to $650.0 million. We are required to make monthly interest payments on borrowings under the Floor Plan Facility at a rate per annum equal to one-month LIBOR plus a fixed base. The Floor Plan Facility requires that at least 5% of the total principal amount owed to the lender is held as restricted cash.

Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory, unless customers financed the purchase by originating an automotive finance receivable. For used vehicle sales involving financing originated by us and sold under a certain master purchase and sale agreement or master transfer agreement, the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one business day following the sale of the related finance receivable. In November 2017, we entered into a letter agreement to extend repayment of amounts due under the Floor Plan Facility for used vehicle sales involving financing that are not sold under a certain master purchase and sale agreement or master transfer agreement. With respect to such vehicles, the lender agreed to extend repayment of the advance or the loan for such vehicles to the earlier of fifteen business days after the sale of the used vehicle or two business days following the sale or funding of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, we are permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts. These prepayments and amounts reborrowed are presented on a gross basis within the consolidated statements of cash flows.

As of September 30, 2018, the interest rate on the Floor Plan Facility was approximately 5.9%. We had an outstanding balance under this facility of approximately $349.4 million, borrowing capacity available of approximately $0.6 million and held approximately $17.5 million in restricted cash related to this facility.

Senior Unsecured Notes

On September 21, 2018, we issued an aggregate of $350.0 million in senior unsecured notes due 2023 (the "Senior Notes") under an indenture entered into by and among us, each of the guarantors party thereto and U.S. Bank National Association, as trustee (the “Indenture”). The Senior Notes accrue interest at a rate of 8.875% per annum, which is payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2019. The Senior Notes mature on October 1, 2023, unless earlier repurchased or redeemed, and are guaranteed by our existing domestic restricted subsidiaries (other than our subsidiaries formed solely for the purpose of facilitating our sales of finance receivables). We may redeem some or all of the Senior Notes on or after October 1, 2020 at redemption prices set forth in the Indenture plus any accrued and unpaid interest. Prior to October 1, 2020, we may redeem up to 35.0% of the aggregate principal amount of the Senior Notes at a redemption price equal to 108.875%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, we may, at our option, redeem some or all of the Senior Notes prior to October 1, 2020, by paying a make-whole premium plus any accrued and unpaid interest, to, but not including, the redemption date. If we experiences certain change of control events, we must make an offer to purchase all of the Senior Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Indenture governing the Senior Notes contains restrictive covenants that limit our ability to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on our ability to make intercompany payments, pay dividends and make other distributions in respect of our capital stock, redeem or repurchase our capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of September 30, 2018 we were in compliance with all covenants. See Item 1A - Risk Factors.

The outstanding principal of the Senior Notes, net of debt issuance costs, was approximately $342.5 million as of September 30, 2018.

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

Other Long-Term Debt

Notes Payable

We enter into promissory note and disbursement agreements to finance certain equipment for our transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two to five-year term and requires monthly payments. As of September 30, 2018, the outstanding principal of these notes had a weighted-average interest rate of 5.9% and totaled approximately $34.8 million, of which approximately $7.2 million is due within the next twelve months.

Finance Leases

Beginning in 2017, we have financed certain purchases and construction of our property and equipment through various sale and leaseback transactions. As of September 30, 2018, none of these transactions have qualified for sale accounting due to forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and base rent increases throughout the term. As of September 30, 2018, the outstanding liability associated with these sale and leaseback arrangements, net of debt issuance costs, is approximately $65.9 million.

In November 2017, we entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which we may sell and lease back certain of our owned or leased properties and construction improvements. A portion of our finance leases described above is through the MSLA. A portion of the fixed rental payments set forth in the respective lease agreements is payable annually beginning in November 2020. Under the MSLA, at any time we may elect to, and beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to, demand that we repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. As of September 30, 2018, the repurchase prices for all properties under the MSLA excluding unpaid rent totaled approximately $24.6 million. Under the MSLA, the total sales price of properties we have sold and are leasing back at any point in time is limited to $75.0 million. As of September 30, 2018, we may sell and lease back an additional approximately $50.4 million of our property and equipment under the MSLA.

Capital Leases

Beginning in August 2018, we have a capital lease obligation to finance certain equipment for our transportation fleet. The lease has a 5.2% fixed annual interest rate, a five-year term and requires monthly payments. As of September 30, 2018, the outstanding amount of the lease is approximately $3.4 million, of which $0.6 million is due within the next twelve months.

Finance Receivables

Our customers can obtain vehicle financing directly on our website. Historically, we have entered into various arrangements to sell the finance receivables we originate. Sales of receivables are a source of cash from operations and remove these loans from our balance sheet without recourse for their post-sale performance. In December 2016, we entered into a master purchase and sale agreement (the "Purchase and Sale Agreement") and a master transfer agreement (the "2016 Master Transfer Agreement") pursuant to which we sell finance receivables meeting certain underwriting criteria to certain third party purchasers, including Ally Bank and Ally Financial (the "Ally Parties"). Through November 2017 under the Purchase and Sale Agreement and the 2016 Master Transfer Agreement, we could sell up to an aggregate of $375.0 million, and $292.2 million, respectively, in principal balances of finance receivables subject to adjustment as described in the respective agreements. On November 3, 2017, we amended our Purchase and Sale Agreement to increase the aggregate amount of principal balances of finance receivables we can sell from $375.0 million to $1.5 billion. On November 2, 2018, we amended the Purchase and Sale Agreement to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum additional $1.25 billion of principal balances of finance receivables. On November 3, 2017, we terminated the remaining capacity under the 2016 Master Transfer Agreement and replaced this facility by entering into a new master transfer agreement (the "2017 Master Transfer Agreement") with a third party under which the third party has committed to purchase up to an aggregate of approximately $357.1 million in principal balances of finance receivables. On November 2, 2018, we amended our 2017 Master Transfer Agreement to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum additional $0.5 billion in principal balances of finance receivables.

During the nine months ended September 30, 2018, we sold approximately $521.7 million in principal balances of finance receivables under the Purchase and Sale Agreement, and approximately $306.5 million in principal balances of finance receivables under the 2017 Master Transfer Agreement. As of September 30, 2018, there was approximately $634.6 million and $18.4 million of unused capacity under the Purchase and Sale Agreement and the 2017 Master Transfer Agreement, respectively.

In August 2018, we purchased finance receivables that we previously sold to a purchaser's trust under the 2017 Master Transfer Agreement for a price of approximately $253.0 million and immediately resold such finance receivables to another trust owned by the same purchaser for the same price under a new transfer agreement. We are not obligated to, nor do we have a right to, purchase or sell finance receivables we have previously sold under the 2017 Master Transfer Agreement. The transaction completed in August 2018 was entered into in connection with a refinancing by the purchaser and was entered into independently from the terms of the 2017 Master Transfer Agreement. We received a fee of approximately $4.0 million for arranging and participating in the transaction.

Liquidity Upon Debt and Equity Offerings

On May 3, 2017, we completed an initial public offering and received $205.8 million in proceeds, net of underwriting discounts and commissions and offering costs. We used the net proceeds to purchase Class A Units of Carvana Group. Carvana Group used a portion of the proceeds to repay $35.0 million of outstanding borrowings plus accrued interest under the Verde Credit Facility. Carvana Group used the remaining net proceeds for working capital and general corporate purposes. On April 30, 2018, we completed a follow-on public offering of 6.6 million shares of our Class A common stock and received proceeds from the offering of approximately $172.3 million, net of underwriting discounts and commissions and offering expenses. We used the net proceeds to purchase Class A Units of Carvana Group, and Carvana Group used the net proceeds for working capital and general corporate purposes. On September 21, 2018, we issued our Senior Notes (as defined in "Liquidity and Capital Resources") and received approximately $342.5 million in proceeds, net of debt issuance costs. We used the net proceeds to purchase Class A Non-Convertible Preferred Units of Carvana Group, and Carvana Group intends to use the net proceeds for working capital and general corporate purposes.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(263,875)	$(116,014)
Net cash used in investing activities	(113,898)	(59,408)
Net cash provided by financing activities	648,915	241,181
Net increase in cash, cash equivalents and restricted cash	271,142	65,759
Cash, cash equivalents and restricted cash at beginning of period	187,123	49,450
Cash, cash equivalents and restricted cash at end of period	$458,265	$115,209

Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities was $263.9 million, an increase of $147.9 million compared to net cash used in operating activities of $116.0 million for the nine months ended September 30, 2017. Significant changes impacting net cash used in operating activities comparing the nine months ended September 30, 2018 and 2017 are as follows:

• Our net loss was $168.3 million during the nine months ended September 30, 2018, an increase of $51.3 million from a net loss of $117.1 million during the nine months ended September 30, 2017 primarily due to an increase in selling, general and administrative expenses associated with expansion to additional markets and expanding our corporate infrastructure.

• Net increase in vehicle inventory was $110.3 million during the nine months ended September 30, 2018 compared to a net increase in vehicle inventory of $6.0 million during the nine months ended September 30, 2017, resulting in a $104.4 million increase in use of cash related to our efforts to increase and optimize our inventory levels.

• Net cash used related to originations and proceeds of finance receivables was $11.1 million during the nine months ended September 30, 2018, compared to net proceeds of $0.4 million during the nine months ended September 30, 2017 resulting in an increased use of cash of $11.5 million year over year. This is primarily due to the timing of originations and subsequent sales of finance receivables.

These increases in uses of cash are partially offset by net cash inflows associated with the change in accounts payable and accrued liabilities of $44.8 million during the nine months ended September 30, 2018 as compared to $8.7 million during the nine months ended September 30, 2017, resulting in an increase to cash of $36.1 million year over year.

Investing Activities

Cash used in investing activities was $113.9 million and $59.4 million during the nine months ended September 30, 2018 and 2017, respectively, an increase of $54.5 million. The increase primarily relates to the increase in purchases of property and equipment of $47.8 million, reflecting the expansion of our business operations into new markets and construction of new vending machines.

Financing Activities

Cash provided by financing activities was $648.9 million and $241.2 million during the nine months ended September 30, 2018 and 2017, respectively, an increase of $407.7 million. The net increase primarily relates to the net proceeds from the issuance of our Senior Notes of $342.5 million. The increase is also attributable to the proceeds from and payments on the Floor Plan Facility increasing by $623.0 million and $552.2 million, respectively, resulting in a net increase to sources of cash of $70.8 million. The increase in activity under our Floor Plan Facility is attributable to the increase in the amount of retail units sold to customers during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and the increase in our inventory balance year over year. The increase in activity is also partially due to our ability to make prepayments to the lender, which are held as principal payments, and subsequently re-borrow such amounts. Additionally, the increase in cash provided by financing activities relates to an increase of $38.6 million in proceeds from long-term debt, primarily associated with our sale lease-back transactions. These increases are offset by a decrease of $34.0 million in net proceeds from issuance of Class A common stock to $172.3 million from the follow-on offering in April 2018 compared to net proceeds of $206.3 million from the IPO in April 2017.

Contractual Obligations and Commitments

On September 21, 2018, we issued our Senior Notes (as defined and further described in "Liquidity and Capital Resources") and received approximately $342.5 million in proceeds, net of debt issuance costs. Our Senior Notes mature on October 1, 2023, unless earlier repurchased or redeemed, and are guaranteed by our restricted subsidiaries.

Other than our Senior Notes, we have not entered into any material contractual obligations outside of the ordinary course of business since the most recently ended fiscal year as disclosed in the header "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K.

Fair Value Measurements

We report money market securities at fair value. See Note 15 — Fair Value of Financial Instruments, included in Part I, Item 1, Unaudited Condensed and Consolidated Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

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

As of December 31, 2018, we will cease to be an “emerging growth company” because our revenues for the year ending December 31, 2018 will have exceeded $1.07 billion. Therefore, we will no longer be able to take advantage of those certain exemptions described above.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, except as disclosed under the heading "Risk Factors" in our Quarterly Report on Form 10-Q filed on August 8, 2018 and as follows:

Our ability to sell automotive finance receivables and generate gains on sales of these finance receivables may decline in the future; any material reduction could harm our business, results of operations and financial condition.

We provide financing to customers and typically sell the receivables related to the financing contract to third-party investors or, in limited instances historically, DriveTime. For example, we entered into agreements in November 2018 pursuant to which third-party purchasers renewed their commitments, agreeing to purchase up to an additional aggregate $2.6 billion of automotive finance receivables we originate. We may exceed our capacity to sell automotive finance receivables under these agreements prior to the end of the fourth quarter of 2019. As we use the available capacity under each agreement, we plan to enter into new arrangements to sell additional vehicle finance receivables. If we reach our capacity under these or future arrangements, and we cannot replace them with new arrangements, we may be unable to generate adequate liquidity and our business, financial condition and results of operations may be adversely affected.

Additionally, there can be no assurance that our relationships with the investors who purchase these receivables will continue in the future, that such investors will renew our agreements with them when they expire, or that they will not terminate them by exercising certain constructive or other early termination rights, due to a breach by us of our agreements with them, or otherwise. If they cease to purchase these receivables, it would have a material adverse effect on our ability to continue originating finance receivables and adversely impact our operating results. Furthermore, we would be subject to the risk that some of these receivables are not paid when due and we are forced to incur unexpected asset write-offs and bad-debt expense.

We may not be able to realize all or a portion of the tax benefits that are currently expected to result from future exchanges of LLC Units for our Class A common stock and from payments made under the Tax Receivable Agreement.

Our ability to realize the tax benefits that we currently expect to be available as a result of the increases in tax basis created by any future exchanges of LLC Units (together with shares of our Class B common stock in the case of certain Class A Units) for our Class A common stock, the payments made pursuant to the Tax Receivable Agreement, and the interest deductions imputed under the Tax Receivable Agreement all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no changes in applicable law or regulations. For example, the reduction in corporate tax rates pursuant to recent changes in U.S. federal income tax law has the effect of reducing the expected value of the tax benefits we realize as a result of the increase in our proportionate share of the existing tax basis of the assets of Carvana Group arising from future exchanges of LLC Units held by an LLC Unitholder for shares of our Class A common stock or cash. The reduction in the value of such tax benefits is expected to have two primary consequences — it reduces the cash payments we expect to be required to make pursuant to the Tax Receivable Agreement and it reduces the expected value to us of the 15% of the amount of such tax benefits that we will retain pursuant to the Tax Receivable Agreement. Additionally, if our actual taxable income were insufficient or there were additional adverse changes in applicable laws or regulations, we may be further unable to realize all or a portion of the expected tax benefits and our cash flows and stockholders’ equity could be negatively affected.

Our substantial indebtedness could adversely affect our financial flexibility and our competitive position and prevent us from fulfilling our obligations under our indebtedness, including the Senior Notes.

We have a substantial amount of indebtedness, which requires significant interest and principal payments. As of September 30, 2018, we had, on a consolidated basis, $804.2 million aggregate principal amount of outstanding indebtedness, including $350.0 million related to the Senior Notes, $349.4 million of borrowing under our Floor Plan Facility between us and Ally Financial and $38.1 million aggregate principal amount outstanding indebtedness represented by our promissory note agreements and capital leases between us and third-party providers of equipment financing. Also, as of September 30, 2018, we had, on a consolidated basis, $66.7 million of other long-term indebtedness related to our sale leaseback transactions. Our substantial indebtedness could have significant effects on our business and consequences to holder of the notes. For example, it could:

• make it more difficult for us to satisfy our obligations with respect to our current and future indebtedness, including the notes and our Floor Plan Facility;

• increase our vulnerability to adverse changes in prevailing economic, industry and competitive conditions;

• require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, the execution of our business strategy and other general corporate purposes;

• limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

• increase our cost of borrowing;

• restrict us from exploiting business opportunities;

• place us at a disadvantage compared to our competitors that have fewer indebtedness obligations; and

• limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, indebtedness service requirements, execution of our business strategy and other general corporate purposes.

We expect to use cash flows from operations to meet our current and future financial obligations, including funding our operations, indebtedness service requirements (including payments on the Senior Notes) and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.

Our debt agreements, including the Indenture governing our Senior Notes, contain restrictions that could limit our flexibility in operating our business.

The operating and financial covenants and restrictions in the Indenture governing our Senior Notes and other indebtedness that we incur in the future may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. The agreements governing our indebtedness will restrict, subject to certain important exceptions and qualifications, our and our subsidiaries’ ability to, among other things:

• incur additional indebtedness or guarantee indebtedness;

• pay dividends or make distributions or make certain other restricted payments;

• make certain investments;

• create liens on our or our guarantors’ assets;

• sell assets;

• enter into transactions with affiliates;

• enter into agreements restricting our subsidiaries’ ability to pay dividends;

• designate our subsidiaries as unrestricted subsidiaries; and

• enter into mergers or consolidations or sell all or substantially all of our assets.

As a result of these restrictions, we may be:

• limited in how we conduct our business;

• unable to raise additional debt or equity financing to operate during general economic or business downturns; or

• unable to compete effectively or to take advantage of new business opportunities.

These restrictions may impair our ability to grow in accordance with our strategy, and may adversely affect our financial condition and results of operations.

In addition, a breach of the covenants or restrictions under the Indenture governing our Senior Notes or under the agreements governing our Floor Plan Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the agreements that govern our Floor Plan Facility would permit the lenders under our Floor Plan Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Floor Plan Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or holders of our Senior Notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness or any other indebtedness that may become due and payable, and we may become insolvent as a result.

Our ability to service all of our indebtedness, including the Senior Notes, depends on many factors beyond our control, and if we cannot generate enough cash to service our indebtedness, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our obligations with respect to our debt, including the Senior Notes, will depend on our financial and operating performance, which, in turn, is subject to prevailing economic, industry, financial, competitive, legislative, legal and regulatory factors and other factors beyond our control. Additionally, some of our indebtedness accrues interest at a variable rate that is based on LIBOR or other market rates. If those interest rates rise, so will the amount we need to pay to satisfy our debt obligations. In November 2018, we amended our Floor Plan Facility to, among other things, provide for a replacement interest rate if LIBOR is phased out, and such replacement rate may be an increase from the current rate. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness, including the notes.

Cash flows from operations are the principal source of funding for us. Our business may not generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows are insufficient to service our indebtedness, including the notes, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital and credit markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations and limit our financial flexibility. In addition, the terms of existing or future debt agreements, including the Indenture governing the Senior Notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or increase the cost to us of any such indebtedness, and may cause a default under the terms of our outstanding indebtedness. These alternative measures may not be successful or may be insufficient and, as a result, our liquidity and financial condition could be adversely affected and we may not be able to meet our scheduled indebtedness service obligations.

If we cannot make scheduled payments on our indebtedness, we will be in default and holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Floor Plan Facility could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the nine months ended September 30, 2018, except as otherwise previously reported.

During the nine months ended September 30, 2018, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged approximately 12.3 million LLC Units and approximately 8.9 million shares of Class B common stock for approximately 9.8 million newly-issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 2, 2018, we amended the Purchase and Sale Agreement to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum additional $1.25 billion of principal balances of finance receivables. The amendment to the Purchase and Sale Agreement is filed herewith as Exhibit 10.1.

On November 2, 2018, we amended our 2017 Master Transfer Agreement to, among other things and subject to the terms of the agreement, extend the purchaser's commitment to purchase finance receivables from us. The purchaser's currently available financing would permit up to $454.5 million in principal balances of finance receivables to be purchased and the 2017 Master Transfer Agreement's purchase commitment contemplates the purchaser securing up to three times the currently available financing in the aggregate. The amendment to the 2017 Master Transfer Agreement is filed herewith as Exhibit 10.2.

On November 2, 2018, we amended our Floor Plan Facility to increase the line of credit to $650.0 million, extend the maturity date to October 31, 2020, and lower the interest rate to one month LIBOR plus 3.40%. The amendment to the Floor Plan Facility is filed herewith as Exhibit 10.3.

On November 1, 2018, we amended our Master Sale-Leaseback Agreement to extend the date through which we can sell properties and after which the purchaser can sell properties back to us from November 2019 to November 2020. The amendment to the Master Sale-Leaseback Agreement is filed herewith as Exhibit 10.4.

On November 5, 2018, we amended the Master Dealer Agreement to allow us to share in any excess cash reserves over realized claims with respect to VSCs sold by us, once a reasonable claims period for such VSCs has passed. The amendment to the Master Dealer Agreement is filed herewith as Exhibit 10.5.

In connection with an ongoing commitment from Mr. Garcia related to the previously announced 100k Milestone Gift program, the Company and Mr. Garcia entered into a contribution agreement on November 6, 2018, under which Mr. Garcia will contribute to us 32,932 shares of our Class A common stock that he individually owns, at no charge. The contribution will take place on November 9, 2018 and is intended to fund restricted stock unit awards to certain employees of Carvana, LLC upon their satisfying applicable employment tenure requirements. Although we do not expect Mr. Garcia to incur any tax obligations related to the contribution, we have indemnified Mr. Garcia from any such obligations that may arise. The Contribution Agreement is filed herewith as Exhibit 10.6.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Third Amendment to the Amended and Restated Master Purchase and Sale Agreement, filed herewith.
10.2	First Amendment to the Master Transfer Agreement, filed herewith.
10.3 *	Seventh Amendment to the Amended and Restated Inventory Financing and Security Agreement, fired herewith.
10.4 *	First Amendment to the Master Sale-Leaseback Agreement, filed herewith.
10.5	Amendment to Master Dealer Agreement, filed herewith.
10.6	Contribution Agreement, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2018	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)