Form 10-K
period 2018-12-31
CARVANA CO.
filed 2019-02-27
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  ❑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ❑ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ❑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ❑ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ❑
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ❑
Emerging growth company ❑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ❑ Yes  ☒ No
As of June 30, 2018, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1.3 billion based on the closing price of the common stock on the New York Stock Exchange on such date.
As of February 22, 2019, the registrant had 41,201,324 shares of Class A common stock outstanding and 104,336,303 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CARVANA CO.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

In this Annual Report on Form 10-K, "we," "our," "us," "Carvana" and "the Company" refer to Carvana Co. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate" and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•future financial position;

•business strategy;

•budgets, projected costs and plans;

•future industry growth;

•financing sources;

•the impact of litigation, government inquiries and investigations; and

•all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•our history of losses and ability to maintain profitability in the future;

•our ability to effectively manage our rapid growth;

•our ability to maintain customer service quality and reputational integrity and enhance our brand;

•our limited operating history;

•the seasonal and other fluctuations in our quarterly operating results;

•our relationship with DriveTime and its affiliates;

•our management’s accounting judgments and estimates, as well as changes to accounting policies;

•our ability to compete in the highly competitive industry in which we participate;

•the changes in prices of new and used vehicles;

•our ability to acquire desirable inventory;

•our ability to sell our inventory expeditiously;

•our ability to sell and generate gains on the sale of automotive finance receivables;

•our dependence on the sale of automotive finance receivables for a substantial portion of our gross profits;

•our reliance on credit data for the automotive finance receivables we sell;

•our ability to successfully market and brand our business;

•our reliance on internet searches to drive traffic to our website;

•our ability to comply with the laws and regulations to which we are subject;

•the changes in the laws and regulations to which we are subject;

•our ability to comply with the Telephone Consumer Protection Act of 1991;

•the evolution of regulation of the internet and e-commerce;

•our ability to grow complementary product and service offerings;

•our ability to address the shift to mobile device technology by our customers;

•risks related to the larger automotive ecosystem;

•the geographic concentration where we provide services and recondition and store vehicle inventory;

•our ability to obtain affordable inventory insurance;

•our ability to raise additional capital;

•our ability to maintain adequate relationships with the lenders that finance our vehicle inventory purchases;

•the representations we make in our finance receivables we sell;

•our reliance on our proprietary credit scoring model in the forecasting of loss rates;

•our reliance on internal and external logistics to transport our vehicle inventory;

•the risks associated with the construction and operation of our inspection and reconditioning centers, hubs and vending machines, including our dependence on one supplier for construction and maintenance for our vending machines;

•our ability to finance vending machines and inspection and reconditioning centers;

•our ability to protect the personal information and other data that we collect, process and store;

•disruptions in availability and functionality of our website;

•our ability to protect our intellectual property, technology and confidential information;

•our ability to defend against claims that our employees, consultants or advisors have wrongfully used or disclosed trade secrets or intellectual property;

•our ability to defend against intellectual property disputes;

•our ability to comply with the terms of open source licenses;

•conditions affecting vehicle manufacturers, including manufacturer recalls;

•our reliance on third party technology to complete critical business functions;

•our dependence on key personnel to operate our business;

•the resources required to comply with public company obligations;

•the diversion of management’s attention and other disruptions associated with potential future acquisitions;

•the restrictions that could limit the flexibility in operating our business imposed by the covenants contained in the indenture governing our senior unsecured notes;

•the legal proceedings to which we may be subject in the ordinary course of business; and

•risks relating to our corporate structure and tax receivable agreements.

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

ITEM 1. BUSINESS.

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016. Carvana Co. Class A common stock trades on the New York Stock Exchange under the symbol "CVNA." On May 3, 2017, Carvana Co. completed its initial public offering ("IPO") of 15.0 million shares of Class A common stock at a public offering price of $15.00 per share. Carvana Co. received approximately $205.8 million in proceeds, net of underwriting discounts and commissions and offering expenses, which it used to purchase approximately 18.8 million newly-issued membership interests of Carvana Group, LLC ("Carvana Group") at a price per unit equal to 0.8 times the initial public offering price less underwriting discounts and commissions and offering expenses. On April 30, 2018, Carvana Co. completed a follow-on offering of 6.6 million shares of its Class A common stock at a public offering price of $27.50 per share and received net proceeds from the offering of approximately $172.3 million after underwriting discounts and commissions and offering expenses. The Company used the net proceeds to purchase approximately 8.3 million newly-issued LLC Units in Carvana Group, which used the net proceeds primarily for general corporate purposes. See Note 1 to the consolidated financial statements included in Part II, Item 8 for additional information about our IPO and organizational transactions completed in connection with our IPO. Unless the context requires otherwise, references in this report to "Carvana," the "Company," "we," "us" and "our" refer to both Carvana Group and its consolidated subsidiaries prior to the IPO described in this report and to Carvana Co. and its consolidated subsidiaries following the IPO and organizational transactions completed in connection with our IPO.

Our Company

Carvana is a leading e-commerce platform for buying and selling used cars. We are transforming the used car sales experience by giving consumers what they want—a wide selection, great value and quality, transparent pricing and a simple, no-pressure transaction. Each element of our business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

We provide a refreshingly different and convenient car buying experience that can save buyers time and money. On our platform, consumers can research and identify a vehicle, inspect it using our patented 360-degree vehicle imaging technology, obtain financing and warranty coverage, purchase the vehicle, and schedule delivery or pick-up, all from their desktop or mobile devices. Our transaction technologies and online platform transform a traditionally time consuming process by allowing customers to secure financing, complete a purchase and schedule delivery online in as little as 10 minutes.

Our technology and infrastructure allow us to seamlessly and cost efficiently deliver this car buying experience to our customers. We use proprietary algorithms to optimize our nationally pooled inventory of over 14,000 vehicles, inspect and recondition our vehicles based on our 150-point inspection process and operate our own logistics network to deliver cars directly to customers as soon as the next day. Customers in certain markets also have the option to pick up their vehicle at one of our patented vending machines, which provides an exciting pick-up experience for the customer while decreasing our variable costs, increasing scalability and building brand awareness.

The automotive retail industry’s large size, fragmentation, and lack of differentiated offerings present an opportunity for disruption. We have demonstrated that our custom-built business model can capitalize on this opportunity. From the launch of our first market in January 2013 through December 31, 2018, we purchased, reconditioned, sold and delivered approximately 166,000 vehicles to customers through our website, generating $3.4 billion in revenue. Our sales have grown as we have increased our market penetration in our current markets and added new markets. As of December 31, 2018, our in-house distribution network services 85 metropolitan markets, and we plan to continue to expand our network into additional markets.

Industry Background & Market Opportunity

Exceptionally Large and Fragmented Market

The U.S. automotive industry generated approximately $1.2 trillion in sales in 2017, according to NADA Data 2017 report. This comprised roughly 21% of the U.S. retail economy and made it the largest consumer retail market in the United States according to the U.S. Census Bureau. Cox Automotive estimated the 2018 U.S. market to reach 39.5 million used vehicle transactions, an increase of 0.5% from 2017.

The used car retail industry is highly fragmented. There are approximately 43,000 used car dealerships in the U.S according to Borrell Associates' 2017 Outlook. The largest dealer brand commands approximately 1.7% of the U.S. market and the top 100 used car retailers collectively hold approximately 7.0% market share, according to Edmunds.com, publicly listed dealership filings and Automotive News. Additionally, consumers are often dissatisfied with the car buying process. According to the DealerSocket 2016 Independent Dealership Action Report, 81% of North American consumers do not enjoy the car buying process, and car salespeople are among the least trusted professionals, according to a 2016 Gallup poll.

The traditional used car retailing model is costly, operationally challenging and difficult to scale. Providing an end-to-end solution requires inspection, repair, reconditioning and showroom facilities, as well as inventory sourcing and financing capabilities, substantially all of which is traditionally done at each dealership location. According to publicly listed dealership filings, some full-service dealerships providing all of these services can require an initial investment of up to $22 million per dealership. Additional variable costs include the salaries of on-site employees, inventory financing fees and vehicle transportation costs.

Customer acquisition is expensive and inefficient for traditional automotive retailers as they are typically confined to local advertising channels and must drive foot traffic to their physical locations, where they offer an often undifferentiated service and limited inventory.

Additional challenges in automotive retailing, both online and offline, stem from the following unique characteristics of selling cars:

• big ticket item, often representing the second most expensive purchase many consumers make and finance, and one of the customer’s largest and longest life cycle purchases;

• range of taste in make, model, body style, price, year, mileage, color, drivetrain and features;

• complex transaction often involving a vehicle trade-in, financing, and the purchase of add-on service products to protect the customer’s investment;

• reliance on third parties for critical business functions; and

• state and local regulatory variability.

The Way Consumers Buy Cars Is Changing

Historically, consumers discovered vehicles for sale through local print and broadcast media, as well as word of mouth, and would go to dealerships to educate themselves on potential purchases. However, consumers no longer rely solely on traditional media and dealerships to discover and research vehicles. According to MediaPost, 91% of vehicle shoppers utilize the internet. In fact, the 2018 Car Buyer Journey report from Autotrader indicates that a typical used car buyer spends approximately ten hours researching his or her prospective car purchase online.

As e-commerce has become more established, reaching 9.6% of total retail sales in the U.S. during the first three quarters of 2018 according to the U.S. Census Bureau, consumers have become more comfortable buying taste-driven, higher-priced products such as consumer electronics and home furnishings online. Similarly, auto consumers are interested in e-commerce solutions for their car purchasing needs—83% of U.S. car buyers want to do one or more steps of the car purchasing process online, according to the 2018 Cox Automotive Future of Digital Retail Study.

What Auto Consumers Want

As a result of the unique aspects of purchasing a vehicle, consumers have a distinct set of expectations that are challenging for traditional used car retailers to address.

• Wide selection. Automobiles vary widely in model, style, color, age and price, and consumers exhibit differing tastes, style and purchasing goals and budgets. This requires dealers to maintain a broad inventory and offer multiple financing, warranty and service plan choices.

• Traditional used car retailers are limited by staging capacity and anticipated local demand at each dealership; they generally lack the logistical capabilities to source vehicles from other locations quickly and cost-effectively. Additionally, even as traditional used car retailers add new store locations, it remains difficult to create broad diversity of inventory among stores because each lot requires the highest demand units, creating redundancies.

• Value. Auto consumers want consistent, fair value.

• Traditional used car retailers have high overhead costs and must pass these costs on to their customers.

• Confidence in quality. Auto consumers want to have comfort that the vehicle they purchase is mechanically sound and will not require costly repairs or replacement in the near term.

• Traditional used car retailers may lack the scale and expertise to consistently purchase high-quality vehicles and uniformly recondition them, increasing the incidence of selling a "lemon."

• Control and no pressure. Auto consumers want to feel in control of the buying process, without being pressured.

• According to a 2017 Gallup Poll, only 56% of American consumers view the automotive industry positively, although this is a record high. In addition, only 58% of people trust that used car dealerships can provide the best deal, according to the 2018 Cox Automotive Car Buyer Journey.

• Fast, simple purchasing process. Auto consumers want their transaction to be convenient, fair and on their own desired timeline.

• Buying a car at a traditional auto dealership is often a multi-part transaction including vehicle purchase, trade-in, financing and complementary products, and requires over three hours on average, according to the 2018 Car Buyer Journey report from Autotrader, and half of that is spent doing paperwork and negotiating.

Carvana’s Solution

In response to these evolving consumer needs, we built Carvana to provide a no-pressure, no-haggle experience with flexible and fast transactions. Consumers can research and identify a vehicle, inspect it using interactive high definition photography, obtain financing and warranty coverage, value their trade-in, complete their purchase and schedule delivery or pick up, all from our online platform. Our uniformed employees deliver cars to customers in branded haulers as soon as the next day, and we offer a seven-day return policy on all of our cars sold. The sales process we have built enables our customers to execute their purchases, once a car has been selected, in as little as 10 minutes.

We aim to deliver the best selection, best value and best experience for used car buyers.

The Best Selection

As of December 31, 2018, we offer all customers a nationally pooled inventory of over 14,000 high-quality used vehicles. We evaluate all of the vehicles that we own and offer for sale using our 150-point "Carvana Certified" inspection process, which we are able to perform at scale across our network of inspection and reconditioning centers ("IRCs"). Our customer research indicates that size and range of selection are primary determinants of where customers will transact. We use proprietary algorithms to optimize our inventory acquisition based on extensive used vehicle market and customer behavior data. Furthermore, our nationally pooled inventory system maximizes the breadth of vehicle selection for our customers in any given location. This results in a higher likelihood that customers are able to find the make, model, year and color combination that they desire. In contrast, traditional dealerships are limited in range of selection because they typically optimize a local inventory of a few hundred vehicles at each dealership location, even if they own thousands of vehicles across multiple distributed locations.

The Best Value

Our proprietary technology and vertically integrated business model will allow us to enjoy a significantly lower variable cost structure at scale versus traditional dealerships and provide substantial value to our customers. We do not require a network of brick-and-mortar dealerships, staffed with sales personnel; instead, we utilize both an in-house logistics network and patented vending machines to facilitate vehicle delivery and trade-ins. These savings are passed on to the consumer through sales prices that are below industry averages. Additionally, we believe our pooled inventory approach will result in lower average days to sale than industry averages, which we expect will help improve margins due to decreased vehicle depreciation resulting in higher unit selling price. Furthermore, we are able to provide personalized and highly transparent financing terms based on basic customer information that results in faster transaction times, clear lending terms and competitive interest rates.

The Best Experience

We aim to provide the best car buying experience available for our customers through a fully integrated, convenient online shopping experience. Our patented 360-degree vehicle imaging technology provides transparency by allowing customers to view vehicle features and imperfections. We also provide automated trade-in valuations, automated financing, vehicle service contracts ("VSC"), GAP waiver coverage and limited warranty. Customers can easily select among thousands of preapproved financing terms and receive approval in seconds.

We offer a premium fulfillment experience with pick-up and delivery options available, including pick-up at our vending machines in some markets. Our in-house customer advocates are available to answer customer questions that arise throughout the process. At every customer touch point, we strive to provide the level of customer service that makes purchasing a car from us an enjoyable, memorable experience. Finally, we offer seven-day return and 100-day warranty policies with every car we sell. We believe that our customers value the ease of use and transparency of our platform. They have responded favorably to our solution, as illustrated by the ratings we receive. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2018 based on over 24,400 satisfaction surveys we solicited from our inception through December 31, 2018. These positive reactions create opportunities for repeat customers and a strong referral network.

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

Purpose-Built Vertically Integrated E-commerce Platform

We built our used car e-commerce platform because we believe a lower and differentiated cost structure is critical to providing a seamless, best-in-class car buying experience. We believe that traditional dealerships and other technology-enabled auto platforms do not provide this type of experience, and that our end-to-end model allows us to offer a superior solution while reducing our cost of operations and enhancing our ability to offer complementary products and services. Our vertically integrated platform gives us control of all critical operations and transaction elements, which facilitates a fast, simple and consistent user experience. We control the algorithms that help determine the vehicles we make available to our customers, the prices of those vehicles, the financing terms and VSC and GAP waiver coverage options available to our customers and the trade-in values we offer. Additionally, we control the logistics infrastructure that enables us to offer customers fast, specific and reliable delivery times. We have invested heavily in our custom designed website to provide a cutting-edge user interface, and have built a team of in-house customer advocates that is dedicated to providing first-rate customer service.

Differentiated Shopping Experience

We have developed technology that makes the online vehicle purchasing process intuitive, transparent and fun. Our patented photo booth, paired with custom photo processing and display technology, provides an interactive way for consumers to search for vehicles and take a virtual tour of the interior and exterior of a vehicle using annotated, high definition photography. We believe this technology, coupled with our certification process and seven-day return policy, generates the confidence and trust in our platform needed to buy a car online.

Proprietary Financing Technology

Our differentiated financing solutions provide customers with nearly instantaneous credit decisions as well as flexibility and transparency in financing their vehicle purchase. We preapprove thousands of down payment and monthly payment combinations that allow customers to choose their preferred financing. We preapprove these terms utilizing "soft credit checks" which do not impact a customer’s credit unless they complete a purchase and financing transaction. Due to our relatively low car prices, our customers generally have lower PTI (Payment to Income) ratios, lower LTV (Loan to Value) ratios, or higher quality vehicles underlying their financing transactions than they would have at higher prices. This significantly enhances the quality of the loans that we generate and the premium we can capture when we sell them to our financing partners.

Efficient Logistics Network and Attractive Fulfillment Experience

We have developed proprietary logistics software and an in-house delivery network that differentiates us from competitors by allowing us to predictably and efficiently transport cars while providing customers a distinctive fulfillment experience. Our home delivery is conducted by a Carvana employee on a branded delivery truck. Customers in certain markets can also pick up their vehicles at one of our patented car vending machines, which are multi-story glass towers that store purchased vehicles. These vending machines provide an attractive and unique experience for our customers and develop brand awareness while lowering our variable fulfillment expenses. Following the opening of a vending machine in one of our markets, our market penetration has seen a meaningful increase while our variable operating costs per car sold have decreased. We intend to grow our logistics network and build vending machines in many of the metropolitan markets that we serve.

Scaled Used Vehicle Infrastructure

As of December 31, 2018, we leverage a network of five IRCs and supporting software for our vehicle reconditioning and logistics activities that required significant investment in time and capital to develop. We believe these facilities at full utilization give us capacity to inspect and recondition approximately 250,000 cars per year. Our proprietary inventory management system and Transportation Management System ("TMS"), combined with our expertise and experience gained from operating these facilities, position us well to continue to build out additional reconditioning and distribution centers as needed.

Scale Driving Powerful Network Effects

Our business benefits from powerful network effects. Our logistics capabilities allow us to offer every car in our inventory to customers across all of our markets. As we add markets, we expect to increase overall demand, which would enable us to carry a larger inventory. A broader vehicle inventory would further improve our offering across our markets, enabling us to increase market share. Furthermore, we anticipate that increased brand awareness, driven by national advertising, will allow us to expand our national inventory and further these network effects.

Our Growth Strategies

The foundation of our business is retail vehicle unit sales. This drives the majority of our revenue and allows us to capture additional revenue streams associated with financing, VSCs and GAP waiver coverage, as well as trade-in vehicles. As we mature, we believe we will continue to improve conversion on these revenues and expand our offering of complementary products. However, all of these additional revenue opportunities are derived from retail vehicle unit sales and, as a result, our growth strategies are primarily focused on this metric.

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

Increase Sales Through Further Penetration of Our Existing Markets

We believe that our markets are at an early stage of growth when measured by market penetration. In Atlanta, our first and most mature market, we had approximately 1.7% market penetration for the year ended December 31, 2018 compared to approximately 1.3% in the prior year, making us one of the largest used car dealers in Atlanta. We plan to continue marketing and actively building our brand in existing markets by improving our operations, opening additional vending machines, increasing our inventory size and growing brand awareness.

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

Continue to Innovate and Extend Our Technology Leadership

We will continue to make significant investments in improving and adding to our customer offering. We believe that the complexity of the automotive retail transaction provides substantial opportunity for technology investment and that our leadership and continued growth will enable us to responsibly invest in further separating ourselves from our competitors’ offerings. In addition to our own internal developments, we have acquired purpose-built technology from Carlypso, Car360, and Propel AI and hired employees from those companies to our company. We believe each of these acquisitions and purchases not only extends our technology leadership but adds talented entrepreneurs to our team.

Develop Broad Consumer Awareness of Our Brand

We believe our brand development efforts will meaningfully impact our ability to acquire new customers. We intend to attract new customers through advertising, public relations and customer referrals. We believe these efforts will be further enhanced as we increase our national advertising campaigns, which we began in early 2017 and have expanded since. We also plan to build vending machines in additional markets to capitalize on word-of-mouth publicity in building awareness of our brand.

Develop New Products

We plan to leverage our existing e-commerce and logistics infrastructure to increase monetization opportunities by introducing new complementary products and services. The car purchasing and ownership cycle provides many opportunities to add value for our customers and our technology expertise and process automation position us well to provide these services in unique and differentiated ways.

Customer Lifecycle

Search and Discovery. We have developed a mobile-optimized website, where prospective car buyers can immediately begin browsing, researching, filtering and identifying their choice from an inventory of over 14,000 vehicles that we offer for sale. We have also developed a series of innovative features to enhance the customer experience on our website and enable better product discovery, such as highly engaging visual imagery and merchandising, as well as easy-to-use site navigation tools and personalization features. We also integrate with various vehicle data providers for vehicle feature and option information as a research tool to assist our customers with their purchase decisions.

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

• Financing. We preapprove thousands of down payment and monthly payment combinations that allow customers to choose their preferred financing. Our website includes unique, highly engaging and intuitive financing tools that are transparent and demonstrate the relationship between preapproved down payment, monthly payment and term combinations. Our innovative financing tool allows borrowers to select an exact dollar payment plan based on thousands of permutations of APR, down payment, monthly payment and term. Our customers can obtain a financing decision in seconds generated by our proprietary credit scoring and deal structuring algorithms for every car in our inventory. This involves a short process that only requires 11 fields to be completed and will not impact customers’ credit unless they complete a purchase and finance transaction.

• Complementary products. Our customers can further supplement their online vehicle purchase by electing to purchase a fully integrated VSC, or extended warranty, serviced by an affiliate of DriveTime Automotive Group, Inc. (we will refer to DriveTime Automotive Group, Inc. together with its subsidiaries and affiliates, other than us, as "DriveTime"). In order to help improve the transaction experience, we evaluate numerous options to ultimately provide each customer with two plans that we believe will best meet their needs. Customers in certain states financing their purchase with us are also offered GAP waiver coverage, customized by term length, during checkout.

• Trade-in. For customers interested in pursuing a trade-in, our Cardian Angel tool provides customers with an automated valuation of their existing vehicle that can be applied to any vehicle purchase. Carvana will also purchase vehicles directly from customers without an associated vehicle purchase.

• Documentation and payment. To further improve the ease of financing, complementary products and trade-ins, we have developed a seamless, fully integrated online documentation process. We have established partnerships with several technology providers that allow for automated down payment income verification and payment processing through simple, easy to use tools, such as the ability to take pictures of required documents with a smartphone.

Fulfillment. Customers can choose to have their vehicle delivered or pick up their vehicle at one of our patented vehicle vending machines. In certain markets, we can deliver cars as soon as the next day with a Carvana-uniformed employee in a branded, custom single-car hauler. Our vending machines provide an attractive and unique customer pick-up experience that many customers choose. At our vending machines, the customer deposits a Carvana-branded token into a coin slot and an automated platform selects the customer’s car from the multi-story tower and delivers it to a garage bay where the customer is waiting with a Carvana delivery associate.

Post-sale customer support. Once customers have their car, our customer advocates manage the post-sale coordination and service call process including any claims from our standard 100-day / 4,189-mile "Worry Free Guarantee" and the seven-day return policy. Given the return rates we have seen and the cost to us of honoring the return policy, we believe the peace of mind our customers gain from our seven-day return policy supports the cost of this offering. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2018, based on over 24,400 satisfaction surveys we solicited from our inception through December 31, 2018. These positive reactions create opportunities for repeat customers and a strong referral network.

Vehicle Lifecycle

Vehicle Acquisition. We acquire the substantial majority of our used vehicle inventory through the large and liquid national used-car auction market. The remainder of our inventory is acquired directly from customers, vehicle finance and leasing companies, rental car companies, and other suppliers. We use proprietary algorithms to determine which cars to bid on and how much to bid. Our software sifts through over 100,000 vehicles per day and filters out vehicles with reported accidents, poor condition ratings, or other unacceptable attributes, and can evaluate the tens of thousands of potential vehicle purchases that remain per day, creating a competitive advantage versus in-person sourcing methods generally used by traditional dealerships. We assess vehicles on the basis of quality, inventory fit, consumer desirability, relative value, expected reconditioning costs and vehicle location to identify what we believe represent the most in-demand and profitable vehicles to acquire for inventory. We utilize a broad range of data sources, including proprietary site data and a variety of external data sources to support our assessments. Once our algorithms have identified a suitable vehicle for purchase, bids are verified and executed by a centralized team of inventory-sourcing professionals.

Inspection and Reconditioning. Once we acquire a vehicle, we leverage our in-house logistics or a vendor to transport the vehicle to one of our IRCs, at which point the vehicle is entered into our inventory management system. We then begin a 150-point inspection process covering controls, features, brakes, tires and cosmetics. Each IRC includes trained technicians, vehicle lifts, paint-less dent repair and paint capabilities and receives on-site support from vendors with whom we have integrated systems to ensure ready access to parts and materials. When an inspection is complete, we estimate the necessary reconditioning cost for the vehicle to be deemed "Carvana Certified" and expected timing to be made available for sale on our website.

Photography and Merchandising. To provide transparency to our customers, our patented, automated photo booths capture a 360-degree exterior and interior virtual tour of each vehicle in our website inventory. Our photo booths photograph the interior and exterior of the vehicle while technicians annotate material defects based on visibility-threshold category. We also feature integrations with various vehicle data providers for vehicle feature and option information. We have instituted a unified cosmetic standard across all IRCs to better ensure a consistent customer experience.

Transportation and Fulfillment. Third-party vehicle transportation is often slow, expensive and unreliable. To address these challenges, we built an in-house auto logistics network backed by a proprietary TMS to transport our vehicles nationwide. The system is based on a "hub and spoke" model, which connects all IRCs to vending machines and hubs via our owned and leased fleet of multi-car and single car haulers. Our TMS allows us to efficiently manage locations, routes, route capacities, trucks and drivers while also dynamically optimizing for speed and cost. We store inventory at our IRCs, and when a vehicle is sold, it is delivered directly to the customer or transported to a vending machine for pick-up by the customer. Due to our robust and proprietary logistics infrastructure, we are able to offer our customers and operations team highly accurate predictions of vehicle availability, minimizing unanticipated delays and ensuring a seamless and reliable customer experience.

Markets

As of December 31, 2018, we have an established logistics network and a local marketing presence in 85 major metropolitan cities and have purchased, reconditioned, sold and delivered approximately 166,000 vehicles since the launch of our first market in January 2013. We initially launched in Atlanta, Georgia in 2013 and have since grown our network across the United States, adding two markets in 2014, six in 2015, 12 in 2016, 23 in 2017, and 41 in 2018. We are committed to providing an honest, transparent and customer-centric used car buying experience online, which is achieved through our hub and spoke market approach. While our entire inventory of vehicles is available for sale across the United States through our own network and third party delivery services, our focus is on serving our markets and providing the best possible car buying experience to our customers at a low, transparent cost. Our established logistics network and ability to deliver any car in our inventory on Carvana-branded haulers to customers within our markets allow us to provide a low-cost, simple car buying experience.

Marketing

We believe our customer base is similar to the overall market for used cars at average price points of our vehicles. Our sales and marketing efforts utilize a multi-channel approach, built on a seasonality-adjusted, market-based model budget. We utilize a combination of brand building as well as direct response channels to efficiently seed and scale our local markets. Our paid advertising efforts include, but are not limited to, advertisements through national and local television, search engine marketing, inventory site listing, retargeting, organic referral, display, out-of-home, digital radio, direct mail and branded pay-per-click channels. We believe our strong customer focus ensures customer loyalty which will drive both repeat purchases and referrals.

In addition to our paid channels, we intend to attract new customers through enhancing our earned media and public relations efforts and further investing in our patented vending machines.

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

Competition

The U.S. used car marketplace is highly fragmented. There are approximately 43,000 used car dealerships in the United States according to Borrell Associates' 2017 Outlook, including approximately 27,000 independent dealerships. The largest dealer brand commands approximately 1.7% of the U.S. market and the top 100 used car retailers collectively hold approximately 7.0% market share, according to Edmunds.com, publicly listed dealership filings and Automotive News. We believe the primary competitive factors in this market include transparency, convenience, price, selection and vehicle quality. Our current competitors can be largely classified into the following segments:

• franchised dealerships – 37% of establishments;

• independent dealerships – 63% of establishments; and

• online dealerships/marketplaces.

A number of used vehicles are also bought and sold through privately negotiated transactions.

We believe that our vertically integrated business model provides a meaningful and sustainable competitive advantage.

Technology

Our business is driven by data and technology at all stages of the process, from inventory purchasing, reconditioning, photography and annotation through online merchandising, sales, financing, trade-ins, logistics, and delivery. Carvana’s proprietary and exclusive-use technology portfolio includes:

• a decision model for consolidating internal and external data to provide profitability estimates for inventory available for purchase;

• a limited-exclusivity license to an inventory management system that handles vehicles from acquisition through photography;

• a custom-built automated photography system with software that combines high-quality photos to produce an interactive, 360-degree virtual tour of both the exterior and interior of the vehicle, and creates a 3D model of the car allowing for future innovations;

• a website that includes advanced filtering and search technology that helps customers find a car that suits their tastes;

• a logistical model to optimize the transport of purchased inventory to and from the customer; and

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

Organizational Structure

The following chart summarizes our organizational structure as of December 31, 2018. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:

(1) Shares of Class A common stock and Class B common stock vote as a single class. Each outstanding share of Class A common stock is entitled to one vote on all matters to be voted on by stockholders generally. The shares of Class B common stock have no economic rights. Each share of our Class B common stock held by Ernest Garcia II, Ernest Garcia III and entities controlled by one or both of them (collectively, the "Garcia Parties") entitles its holder to ten votes on all matters to be voted on by stockholders generally for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A common units of Carvana Group ("Class A Units") and Class B common units of Carvana Group ("Class B Units") were exchanged for Class A common stock). All other shares of our Class B common stock entitle their holder to one vote per share on all matters to be voted on by stockholders generally. In accordance with the exchange agreement (the "Exchange Agreement") entered into in connection with the organizational transactions, LLC Unitholders are entitled to exchange LLC Units, together with shares of Class B common stock in the case of certain Class A Units, for shares of Class A common stock determined in accordance with the Exchange Agreement or, at our election, for cash.

(2) We have a Floor Plan Facility to finance our used vehicle inventory, which is secured by substantially all of our assets, other than our interests in real property. Our Floor Plan Facility, which was most recently amended in November 2018, provides for aggregate borrowings of up to $650.0 million. As of December 31, 2018, the outstanding balance under this facility was approximately $197.0 million. See "Liquidity and Capital Resources" included in Part II, Item 7 for additional information.

(3) In September 2018, we issued an aggregate of $350.0 million in senior unsecured notes due 2023 (the "Senior Notes"). The outstanding principal of the Senior Notes, net of unamortized debt issuance costs, was approximately $342.9 million as of December 31, 2018. See "Liquidity and Capital Resources" included in Part II, Item 7 for additional information.

Employees

As of December 31, 2018, we had 3,879 employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be strong.

Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets, patents and contractual provisions and restrictions on access and use of our proprietary information and technology.

We hold five patents, which cover our vending machine technology, photo booth, website user interface technology and imaging technology, and 11 pending patent applications covering various technologies, including our website user interface, underwriting, and vending machine technologies.

We have nine trademark registrations, including registrations for "Carvana," the Carvana logo, and various slogans.

We are the registered holder of a variety of domestic and international domain names, including "carvana.com."

In addition to the protection provided by our intellectual property rights, we generally enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. In addition, employees and contractors with inventive functions are subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our website.

In addition, we have a cross-license agreement with DriveTime pursuant to which DriveTime has obtained limited licenses to some of our intellectual property.

Seasonality

We expect our quarterly results of operations, including our revenue, gross profit, profitability, if any, and cash flow to vary significantly in the future, based in part on, among other things, consumers’ car buying patterns. We are a growing company and our revenues have increased every quarter from our inception to date. However, we have experienced higher quarter over quarter revenue growth rates in the first quarter of the calendar year than in each of the last three quarters of the calendar year. We believe these results are due to seasonal buying patterns driven in part by the timing of income tax refunds, which we believe are a primary source of our customers’ down payments on used vehicle purchases. As we mature, we expect revenues may decrease in the second half of the calendar year. Due to our short operating history and the overall growth of our business, these seasonal trends have not yet been pronounced, but we expect that in the future our revenues may be affected by these seasonal trends as well as cyclical trends affecting the overall economy, specifically the automotive retail industry. See Item 1A "Risk Factors—Risks Related to Our Business—We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business."

Government Regulation

Various aspects of our business are or may be subject to U.S. federal and state regulation. In particular, the advertising, sale, purchase, financing and transport of used motor vehicles are highly regulated by states in which we do business and by the U.S. federal government. The regulatory bodies that regulate our business include the Consumer Financial Protection Bureau, the Federal Trade Commission, the United States Department of Transportation, the Occupational Health and Safety Administration, the Department of Justice, the Federal Communications Commission, various state dealer licensing authorities, various state consumer protection agencies and various state financial regulatory agencies. We are subject to compliance audits of our operations by many of these authorities.

Certain states have concluded that our activities are subject to vehicle dealer licensing laws, requiring us to maintain a used vehicle dealer license in order to conduct business in that state. In certain other states, we have elected to obtain a used vehicle dealer license to maximize operational flexibility and efficiency and invest in relationships with state regulators. We have at least one licensed facility in Alabama, Arizona, Florida, Georgia, Indiana, Maryland, Massachusetts, New Jersey, North Carolina, New York, Ohio, Tennessee, Texas, Virginia, and Wisconsin.

Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. In addition, certain states require that finance companies in general and Carvana in particular file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. In certain other states, we have chosen to obtain such a license to invest in relationships with state regulators. We have obtained a sales finance license in Arizona, Delaware, Louisiana, New Mexico, Pennsylvania, and Texas, an installment seller license in Florida, Maryland, and New Jersey, and have filed consumer credit notices in Colorado, Indiana, Iowa, Kansas, Maine, Mississippi, Oklahoma, South Carolina, Utah, West Virginia, and Wyoming.

For a discussion of the various risks we face from regulation and compliance matters, see Item 1A "Risk Factors—Risks Related to Our Business—We operate in several highly regulated industries and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with these laws and regulations could have a material adverse effect on our business, results of operations and financial condition."

Other Information
Carvana Co. was incorporated in Delaware on November 29, 2016. Our principal executive offices are located at 1930 W. Rio Salado Parkway, Tempe, Arizona and our telephone number is (480) 719-8809.

General information about us can be found at investors.carvana.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Carvana Co.

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
We have not been profitable since our inception in 2012 and had an accumulated loss of approximately $571.6 million as of December 31, 2018. We incurred net losses of $93.1 million, $164.3 million and $254.7 million in the years ended December 31, 2016, 2017 and 2018, respectively. We expect to make significant investments to further develop and expand our business and these investments may not result in increased revenue or growth on a timely basis or at all. In addition, as a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain profitability.
We expect to continue to incur losses as we invest in and strive to grow our business. We may incur significant losses in the future for a number of reasons, including slowing demand for used vehicles and our related products and services, increasing competition, weakness in the automotive retail industry generally, a decline in global financial conditions that negatively impacts economic activity and employment, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays in generating revenue or profitability. If our rate of generating revenue slows, we may not be able to reduce costs in a timely manner because many of our costs are fixed. In addition, if we reduce variable costs to respond to losses, this may limit our ability to acquire customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
Our recent, rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.
In the calendar years 2015, 2016, 2017, and 2018, our revenue grew from $130.4 million, to $365.1 million, to $858.9 million, to $1,955.5 million, respectively. For our revenues to continue to increase, we need to successfully enter new markets, acquire more customers, gain repeat customers, and expand our brand awareness. The foregoing may not happen at all or may not happen as quickly as we expect. Our failure to successfully enter new markets, acquire new customers, gain repeat customers and expand our brand awareness would harm our business, financial condition and results of operation.
We expect that, in the future, even if our revenue increases, our rate of growth may decline. In any event, we will not be able to grow as fast or at all if we do not:
•increase the number of unique visitors to our website and the number of customers;
•further improve the quality of our product offering, features and complementary products and services;
•introduce high quality new products, services, and features; or
•acquire sufficient appropriate inventory with high enough quality and low enough cost to meet the increasing demand for our vehicles.
There can be no assurance that we will meet these objectives. We expect to continue to expend substantial financial and other resources on:
•marketing and advertising, including an increase to our television advertising expenditures;
•expansion of our inventory; and
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
Our business has grown rapidly as additional customers have purchased used vehicles and complementary products and services through our platform. However, our business is relatively new and has operated at substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time our investments that are intended to drive new customer traffic to our website may be less productive than expected. In the event of this or any other adverse developments, our continued success will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.
Our failure to maintain a reputation of integrity and to otherwise maintain and enhance our customer service quality and brand could adversely affect our business, sales and results of operations.
Our business model is based on our ability to provide customers with a transparent and simplified solution to car buying that will save them time and money. Accordingly, our ability to deliver that solution at high quality and our reputation as a company of integrity are critical to our success. If we fail to maintain the high standards on which our reputation is built, or if an event occurs that damages this reputation, it could adversely affect consumer trust and demand and have a material adverse effect on our business, sales and results of operations. Even the perception of a decrease in the quality of our customer service or brand could impact results. Our high rate of growth makes maintaining the quality of our customer experience a particularly difficult challenge.
Irrespective of their validity, complaints or negative publicity—about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to users, our cyber-security measures and privacy practices and other aspects of our business—could diminish customer confidence in our platform and adversely affect our brand. The growing use of social media increases the speed with which information and opinions can be shared and thus the speed with which reputation can be affected. If we fail to correct or mitigate misinformation or negative information about us, the vehicles we offer to sell or purchase, our customer experience, or any aspect of our brand, including information spread through social media or traditional media channels, it could have a material adverse effect on our business, sales and results of operations.
Our limited operating history and historical reliance on DriveTime systems and services makes it difficult to evaluate our current business and future prospects.
We launched our first market in 2013 and do not have a long history operating as a commercial company. In addition, we have only operated independently of DriveTime since November 1, 2014, and, following our spinoff from DriveTime, we remained dependent on DriveTime for a number of important operations, including locations for certain of our inspection and reconditioning centers ("IRCs"), vehicle inventory purchasing, and a number of administrative services. We continue to utilize DriveTime for certain services. Due to this and other factors, our operating results are not predictable and our historical results may not be indicative of our future results.
We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business.
We expect our quarterly results of operations, including our revenue, gross profit and profitability, if any, and cash flow to vary significantly in the future based in part on, among other things, consumers’ car-buying patterns. Used vehicle sales exhibit seasonality with sales peaking late in the first calendar quarter (coinciding with the time when the federal government issues tax refunds) and diminishing through the rest of the year, with the lowest relative level of sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our sales patterns to date have been different from the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used-vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Historically, this has led our gross profit per unit to be higher on average in the first half of the year than in the second half of the year. Other factors that may cause our quarterly results to fluctuate include, without limitation:
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
Through shared service and other agreements that were not negotiated at arm’s length, we historically benefited from DriveTime’s expertise and economies of scale, and continue to and may in the future utilize DriveTime and its affiliates for certain services and processes.
We were incubated by and may benefit from our relationship and a series of arrangements with DriveTime not negotiated at arm’s length, as DriveTime is controlled by our controlling shareholder who is also the father of our chief executive officer. Currently, many services that DriveTime historically provided to us (including certain accounting, finance, legal, human resources, payroll and benefits, tax, information technology, real estate and inventory purchasing) are now provided by alternative vendors or have been brought in-house. Consequently, certain of our historical costs may not accurately reflect our future costs to the extent that DriveTime no longer provides us with such services or refuses to continue doing so at currently contracted-for prices.
For example, DriveTime built our IRCs in Georgia, Texas, Ohio, and New Jersey and now leases them to us. Verde Investments, Inc. ("Verde"), an affiliate of DriveTime, leases to us our Arizona IRC. If we are unable to time-efficiently and cost-effectively construct or acquire additional IRCs in the future, our production capacity may not be sufficient to satisfy customer demand. In addition, we lease many of our hubs from DriveTime. If we cannot similarly lease space for new hubs or IRCs from DriveTime at prices consistent with their historical prices, or at all, we may not be able to expand production or into new markets as quickly as we have historically and we may incur additional costs in such expansion.
We continue to engage DriveTime, its affiliates, and other entities controlled by our controlling shareholder to provide us with certain services, including the administration of VSCs, GAP waiver coverage, and other related products sold to our customers. We also continue to utilize DriveTime for certain information technology systems and services. For example, we rely on DriveTime’s inventory management system to support our revenue recognition process. Should DriveTime fail to adequately perform any of these services or maintain these systems on terms or at prices consistent with their historical prices, or at all, our financial condition and results of operations may be adversely affected.
Additionally, DriveTime has in the past and may in the future purchase automotive finance receivables from us. However, there can be no assurance that they will do so on the same or similar terms, or at all. As a result, our historical results may not be reflected in our future results.
Before and after we sell automotive receivables originated by us, DriveTime performs ongoing servicing and collections. If DriveTime is unwilling to enter into servicing arrangements for our future auto receivable facilities on terms or at prices consistent with their historical prices or at all, our ability to sell such receivables may be adversely affected. If DriveTime refuses to continue servicing and collecting on automotive finance receivables originated by us before we sell them, our ability to adequately prepare such receivables for sale may be adversely affected. Our revenues derived from the sale of those receivables may decline as a result.
Our results of operations and financial condition are subject to management’s accounting judgments, estimates, and changes in accounting policies.
The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues and expenses. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified several accounting policies as being "critical" to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain. These policies are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements included in this Annual Report on Form 10-K.
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
Our current and future competitors may include:
•traditional used vehicle dealerships that could increase investment in technology and infrastructure to compete directly with our online model;
•internet and online automotive sites that could change their models to directly compete with us, such as Amazon, Autobytel.com, AutoTrader.com, Cars.com, CarGurus.com, eBay Motors, Edmunds.com, Google, KBB.com and TrueCar.com;
•providers of offline, membership-based car-buying services such as the Costco Auto Program;
•used vehicle dealers or marketplaces with e-commerce business or online platforms such as Shift and Vroom; and
•automobile manufacturers such as Ford, General Motors, Hyundai and Volkswagen that could change their sales models through technology and infrastructure investments.
We also expect that competitors, both new and existing, will continue to enter the online and traditional automotive retail industry with competing brands, business models, products, and services, which could make it difficult to acquire inventory, attract customers, and sell vehicles at a profitable price. For example, traditional vehicle dealerships could transition their selling efforts to the internet, allowing them to sell vehicles across state lines and compete directly with our online offering and no-negotiating pricing model. There can be no assurance we will not experience competition from DriveTime, the company from which we were spun off and with which we currently have a number of business relationships. Furthermore, we have a cross-license agreement with DriveTime pursuant to which DriveTime has obtained limited licenses to some of our intellectual property. Additionally, existing e-commerce businesses, such as Amazon, could directly enter the online used vehicle market.

Some of these companies have significantly greater resources than we do and may be able to provide customers access to a greater inventory of vehicles at lower prices while delivering a competitive online experience.
Our competitors may also develop and market new technologies that render our existing or future business model, products and services less competitive, unmarketable or obsolete. For example, rideshare services, such as Uber and Lyft, are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles we sell, particularly as urbanization increases. Technology is currently being developed to produce automated, driverless vehicles that could reduce the demand for, or replace, traditional vehicles including the used vehicles that we sell. In addition, if our competitors develop business models, products or services with similar or superior functionality to our solutions, it may adversely impact our business.
Our competitors may also impede our ability to reach consumers or commence operations in certain jurisdictions. For example, our competitors may increase their search engine optimization efforts and outbid us for search terms on various search engines. Additionally, our competitors could use their political influence and increase lobbying efforts to hinder our real estate entitlements processes, push for new regulations, or encourage interpretations of existing regulations that would prevent us from operating in certain jurisdictions.
Our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their products and services. Additionally, they may have more extensive automotive industry relationships, longer operating histories and greater name recognition than we have. As a result, these competitors may be able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns. If we are unable to compete with these companies, the demand for our used vehicles, products and services could substantially decline.
Private plaintiffs and federal, state and local regulatory and law enforcement authorities continue to scrutinize advertising, sales, financing and insurance activities in the purchase, sale and leasing of used vehicles. If, as a result, other automotive retailers adopt more transparent, consumer-oriented business practices, our differentiation versus those retailers could be reduced.
In addition, if one or more of our competitors, or DriveTime, were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future data providers, technology partners, or other parties with whom we have relationships, thereby limiting our ability to develop, improve and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business and financial results.
Our business is sensitive to changes in the prices of new and used vehicles.
Any significant changes in prices for new or used vehicles could have a material adverse effect on our revenues and results of operations. For example, if prices for used vehicles rise relative to prices for new vehicles, it could make buying a new vehicle more attractive to our customers than buying a used vehicle, which could have a material adverse effect on our results of operations and could result in reduced used vehicle sales and lower revenue. Additionally, manufacturer incentives could contribute to narrowing the price gap between new and used vehicles. Used vehicle prices may also decline due to an increased number of new vehicle lease returns over the next several years. While lower used vehicle prices reduce our cost of acquiring new inventory, lower prices could also lead to reductions in the prices at which we can sell such inventory, which could have a negative impact on gross profit. Furthermore, any significant changes in wholesale prices for used vehicles could have a material adverse effect on our results of operations by reducing wholesale margins.
Our business is dependent upon access to desirable vehicle inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, or other factors, may have a material adverse effect on our business, sales and results of operations.
We acquire vehicles for sale through numerous sources, including from wholesale auctions, other retailers, and directly from consumers. There can be no assurance that the supply of desirable used vehicles will be sufficient to meet our needs. A reduction in the availability of or access to sources of desirable inventory could have a material adverse effect on our business, sales and results of operations.
Additionally, we evaluate hundreds of thousands of potential vehicles daily using a proprietary algorithm to predict mechanical soundness, consumer desirability and relative value as prospective inventory. If we fail to adjust appraisal offers to stay in line with broader market trade-in offer trends, to recognize those trends, or to properly assess vehicles before we purchase them, it could adversely affect our ability to acquire desirable inventory. Our ability to source vehicles through our appraisal process could also be affected by competition, both from new and used vehicle dealers directly and through other websites driving appraisal traffic to those dealers. In addition, we remain dependent on others to sell us used vehicles, and there can be no assurance of an adequate supply of such vehicles on terms that are attractive to us.
Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have a material adverse effect on our business, sales and results of operations.
Our purchases of used vehicles are based in large part on projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of used vehicle inventory. An over-supply of used vehicle inventory will generally cause downward pressure on our product sales prices and margins and increase our average days to sale.
Used-vehicle inventory has typically represented a significant portion of our total assets. Having such a large portion of our total assets in the form of used vehicle inventory for an extended period of time subjects us to depreciation and other risks. Accordingly, if we have excess inventory or our average days to sale increases, we may be unable to liquidate such inventory at prices that allow us to meet margin targets or to recover our costs, which could have a material adverse effect on our results of operations.
Our ability to sell automotive finance receivables and generate gains on sales of these finance receivables may decline in the future; any material reduction could harm our business, results of operations and financial condition.
We provide financing to customers and typically sell the receivables related to the financing contract. For example, we entered into agreements in November 2018 pursuant to which financing partners renewed their commitments, agreeing to purchase additional automotive finance receivables we originate. As we use the available capacity under each agreement, we plan to enter into new arrangements to sell additional automotive finance receivables. If we are no longer able to sell receivables to our financing partners for a variety of reasons, including because we reached our capacity under these or future arrangements, our financing partners exercised constructive or other termination rights before we reached capacity or we reached the scheduled expiration date of the commitments, and we are not able to enter into new arrangements, we may not have adequate liquidity and our business, financial condition and results of operations may be adversely affected.
Additionally, there can be no assurance that our relationships with the financing partners who purchase these receivables will continue in the future, that such financing partners will renew our agreements with them when those agreements expire, or that they will not terminate them by exercising certain constructive or other early termination rights, due to a breach by us of our agreements with them or otherwise. If they cease to purchase these receivables, it would have a material adverse effect on our ability to continue originating finance receivables and adversely impact our operating results. Furthermore, we would be subject to the risk that some of these receivables are not paid when due and we are forced to incur unexpected asset write-offs and bad-debt expense.
We depend on the sale of automotive finance receivables for a substantial portion of our gross profit.
In connection with the sale of used vehicles, many of our customers use our financing services to finance a portion of the purchase price of their vehicle. The prices we are able to charge for finance receivables that we sell are based on a variety of factors, including the terms and credit risk associated with the automotive finance receivables, the relationship between the interest rates we quoted the customer at the time they priced their financing and market and projected interest rates at the time we sell the finance receivables, the historical credit performance of the finance receivables we sell, financing partner demand and other factors. If these variables or others were to change, we might be required to reduce our sale prices on finance receivables, sell fewer of them, or both, which could reduce our gains on sales of finance receivables. Any material reduction in our interest rate spread or gains on sale of finance receivables could have a material adverse effect on our business, results of operations and financial condition. Furthermore, customers may elect to finance their vehicle purchases through other parties who may be able to offer more attractive terms, in which case we would lose a source of what has historically been a significant portion of our gross profit.
Our ability to resell automotive finance receivables is dependent on our ability to originate desirable finance receivables. If customers or other parties provide us incorrect or fraudulent data, we may offer credit terms that do not align with customers’ credit profiles, and our operating results may be harmed.
We offer financing to our customers to facilitate their purchases of used vehicles. The terms of the financing we offer are dependent in part on our assessment of such customers’ credit-worthiness, which is based on data gathered from customers and other parties. If the information we rely on is inaccurate or fraudulent, we may offer inappropriate terms to our customers, resulting in originating receivables that we are unable to collect or sell because they are based on inaccurate credit profiles. Originating a material amount of receivables with inaccurate or fraudulent credit profiles could have a material adverse effect on our business, results of operations and financial condition.
The success of our business relies heavily on our marketing and branding efforts, and these efforts may not be successful.
We believe that an important component of our growth will be the growth of visitors to our website. Because we are a consumer brand, we rely heavily on marketing and advertising to increase brand visibility with potential customers. We currently advertise through a blend of brand and direct advertising channels with the goal of increasing the strength, recognition and trust in the Carvana brand and driving more unique visitors to our website. We recorded expenses of approximately $27.0 million, $55.7 million and $111.2 million on advertising in the years ended December 31, 2016, December 31, 2017 and December 31, 2018, respectively.
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
We rely on internet search engines, vehicle listing sites, lead generators, automotive finance providers, and social networking sites to help drive traffic to our website, and if we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic would decline and our business would be adversely affected.
We depend in part on internet search engines (such as Bing, Google and Yahoo!), vehicle listing sites (such as AutoTrader.com, CarGurus.com and TrueCar.com), lead generators, automotive finance partners, and social networking sites (such as Facebook) to drive traffic to our website. Our ability to maintain and increase the number of visitors directed to our website is not entirely within our control. Our competitors may increase their search engine optimization efforts and outbid us for placement on various vehicle listing sites or search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, if vehicle listing sites refuse to display any or all of our inventory in certain geographic markets, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Internet search engine providers could provide automotive dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website through internet search engines, vehicle listing sites, lead generators, automotive finance providers, or social networking sites could harm our business and operating results.
We operate in several highly regulated industries and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with these laws and regulations could have a material adverse effect on our business, results of operations and financial condition.
We are subject to a wide range of federal, state, and local laws and regulations. Our sale and purchase of used vehicles and related activities, including the sale of complementary products and services, are subject to state and local licensing requirements, state laws related to title and registration, state laws regulating the sale of motor vehicles and related products and services, and federal and state laws regulating advertising of motor vehicles and related products and services. Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety. The financing we offer to customers is subject to state licensing laws and to federal and state laws regulating the advertising, provision, and collection of consumer finance. Regulators of jurisdictions where our customers reside but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations, and may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations. In the future, we may engage in different business activities or make changes to our business model that subject us to further state and federal regulation.
Our logistics operations, which we depend on to transport vehicles to and from auctions, our IRCs, our vending machines, our hubs and our customers, are subject to regulation by the DOT and by the states through which our vehicles travel. Vehicle dimensions, driver alcohol and drug testing and driver hours of service are also subject to both federal and state regulation.

More restrictive limitations on vehicle weight and size, trailer length and configuration, methods of measurement, driver qualifications or driver hours of service would increase our operating expenses and may adversely affect our financial condition, operating results and cash flows. If we fail to comply with the DOT regulations or if those regulations become more stringent, we could be subject to increased inspections, audits or compliance burdens. Regulatory authorities could take remedial action including imposing fines or shutting down our in-house transportation operations. If any of these events occur, our financial condition, operating results and cash flows would be adversely affected.
In addition to these laws and regulations that apply to our business operations, we are also subject to laws and regulations affecting public companies, including securities laws and NYSE listing rules. The applicability of these regulatory and legal compliance obligations is dependent on the evolving interpretations of these laws and regulations.
The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against some or all of our business activities, any of which could damage our reputation and have a material adverse effect on our business, sales and results of operations. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.
This description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change.
Changes in the laws and regulations to which our business and industry is subject could have a material adverse effect on our business, sales, results of operations and financial condition.
Recent federal legislative and regulatory initiatives and reforms may result in an increase in expenses or a decrease in revenues, which could have a material adverse effect on our results of operations. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") regulates, among other things, the provision of consumer financing. The Dodd-Frank Act established a new consumer financial protection agency, the CFPB, with broad regulatory powers. The CFPB is responsible for administering and enforcing laws and regulations related to consumer financial products and services. The evolving regulatory environment in the wake of the 2016 presidential election, the Dodd-Frank Act and the creation of the CFPB may increase the cost of regulatory compliance or result in changes to business practices that could have a material adverse effect on our results of operations.
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
We utilize telephone calls and text messaging as a means of responding to and marketing to consumers interested in purchasing, trading in, selling or financing vehicles and related products and services. We generate leads from our website by prompting potential customers to provide their phone numbers so that we can contact them in response to their interest in financing terms, trading in or selling a vehicles, or purchasing a specific vehicle. We also pay others for leads. A portion of our revenue comes from purchases, sales, and financing that involves a call or text made by our internal call centers, automated communications systems, or vendors we engage to reach out to these potential customers.
The Telephone Consumer Protection Act (the "TCPA"), as interpreted and implemented by the FCC and U.S. courts currently imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including class actions. Statutory penalties for TCPA violations range from $500 to $1,500 per violation, which has been interpreted to mean per phone call.
While we have implemented processes and procedures to comply with the TCPA, if we or those services we rely on for data fail to adhere to or successfully implement appropriate processes and procedures in response to existing or future regulations, it could result in legal and monetary liability, fines, penalties, or damage to our reputation in the marketplace. Additionally, any changes to the TCPA, its interpretation, or enforcement of it by the government, the courts, or private parties that further restrict the way we contact and communicate with our potential customers or generate leads could adversely affect our ability to attract customers.
Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future regulations and laws could impede the growth of the internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, privacy, cyber security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, unencumbered internet access to our services and the design and operation of websites. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. Unfavorable interpretation or enforcement of regulations and laws, or newly promulgated unfavorable regulations and laws, could diminish the demand for used vehicles and complementary products and services and increase our cost of doing business.
Our ability to grow our complementary product and service offerings may be limited, which could negatively impact our growth rate, revenues and financial performance.
If we introduce new or expand existing offerings for our platform, such as services or products involving other inventory sources, new vehicles, trade-ins, financing, insurance, subscription services, shipping services, deficiency waivers, customized accessories, leasing or maintenance, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish new service or product offerings, we expect to incur significant expenses and face various other challenges, such as expanding our customer advocate and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these complementary products and services to consumers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams. Any of these risks, if realized, could adversely affect our business and results of operations.
If we do not adequately address our customers’ shift to mobile device technology, operating results could be harmed and our growth could be negatively affected.
Our future success depends in part on our ability to provide adequate functionality for visitors who use mobile devices to shop for used vehicles and the number of transactions with us that are completed by those users. In recent years the proportion of U.S. consumers who use mobile devices to access websites has generally increased. A shift to mobile technology by our users may harm our business in the following ways:
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
Decreases in consumer demand could adversely affect the market for used vehicles and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of used vehicle sales in the United States decreased from approximately 41.4 million in 2007 to approximately 35.5 million in 2009, according to CNW Research Retail Automotive Summary. Purchases of new and used vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including rising interest rates, the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased regulation and increased unemployment. Increased environmental regulation has made, and may in the future make, used vehicles more expensive and less desirable for consumers. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including urbanization, global supply chain challenges and other macroeconomic issues. For example, rideshare services, such as Uber and Lyft, are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles we sell, particularly as urbanization increases. Additionally, new technologies such as autonomous driving software have the potential to change the dynamics of vehicle ownership in the future. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
The current geographic concentration where we provide services creates an exposure to severe weather, local economies, regional downturns or catastrophic occurrences that may materially adversely affect our financial condition and results of operations.
As of the date of this report, we conduct business through six IRCs located in Arizona, Georgia, New Jersey, Indiana, Ohio and Texas, managing fulfillment to 100 metropolitan areas across a substantial portion of the United States. We hold the significant majority of our inventory at these six locations. Our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns and other unforeseen events or circumstances in those regions. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory and delays in the delivery of vehicles to our IRCs, hubs, vending machines or customers.
Any of these factors may disrupt our businesses and materially adversely affect our financial condition and result of operations. Furthermore, there can be no assurance that we will be able to successfully replicate our business model and achieve levels of success as we enter new markets.
An inability to obtain affordable insurance on our inventory may materially adversely affect our financial condition and results of operations.
We rely on inventory insurance to protect against catastrophic losses of our inventory. There is no guarantee that we will continue to be able to insure our inventory at affordable rates, or at all, through outside insurers. If we are unable to purchase affordable insurance, we may have to self-insure, reducing our ability to make other investments in our business and exposing us to financial risk. In addition, our inability to insure our inventory through an outside insurer, or to adequately self-insure, may adversely impact our ability to finance our inventory purchases.
We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, operating results and financial condition may be harmed.
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, build and maintain our inventory of quality used vehicles, develop new products or services (including vehicle-financing services) or further improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. For example, the indenture governing our Senior Notes limits our and certain of our subsidiaries’ ability to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on our subsidiaries’ ability to make payments to us, pay dividends and make other distributions, redeem or repurchase stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Senior Unsecured Notes."
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
We rely on agreements with lenders to finance our vehicle inventory purchases. If we fail to maintain adequate relationships with lenders to finance our vehicle inventory purchases, we may be unable to maintain sufficient inventory, which would adversely affect our business and results of operations.
We rely on agreements with lenders to finance our vehicle inventory purchases. If we are unable to extend the agreements on favorable terms or at all, or if the agreements expire and are not renewed, our inventory supply may decline, resulting in fewer vehicles available for sale on our website. For example, our agreement with Ally matures in October 2020 and may be extended for an additional period at Ally’s sole discretion. If we are unable to renew the facility with Ally or find a satisfactory replacement, whether because of our financial and operating performance or for other reasons, our ability to acquire inventory would be adversely affected. New funding arrangements may be at higher interest rates or other less favorable terms. These financing risks, in addition to rising interest rates and changes in market conditions, if realized, could negatively impact our results of operations and financial condition.
Errors in our contracts with our customers may render them unenforceable or ineligible for sale. If we have already sold contracts with errors in them, we may be required to repurchase them.
We enter into purchase agreements, buyer’s orders, retail installment contracts and other contracts with our customers that are generated automatically based upon information the customer enters into our website. The contracts are intended to comply with the applicable consumer lending and other commercial and legal requirements of the relevant jurisdictions. We face the risk, however, that the auto-generated forms may inadvertently contain errors, omissions or otherwise fail to comply with applicable regulations in a manner that would render such contracts unenforceable. For example, most jurisdictions impose a maximum interest rate cap that we can charge our customers. If we inadvertently or otherwise exceed the relevant cap, our retail installment contracts in such jurisdiction may be unenforceable, and in some instances, we may be required to pay damages or repay any financing charges previously collected. If a significant number of our retail installment contracts are rendered unenforceable, our financial condition and results of operations may be adversely affected.
We generally seek to sell automotive finance receivables to financing partners. The financing partners who agree to buy or fund our loans require that we make certain representations about the enforceability or validity of those contracts. If these receivables do not meet the specified representations, we have in the past been, and may in the future be, forced to repurchase these receivables. If we sell a significant amount of receivables that do not meet the predetermined representations, we may be required to use cash on hand or to obtain alternative financing in order to repurchase them. Any significant repurchases could have a material adverse effect on our business, results of operations and financial condition, and may jeopardize our ability to sell contracts to those or other financing partners in the future.
We rely on our proprietary credit scoring model to forecast automotive finance receivable loss rates. If we are unable to effectively forecast loss rates, it may negatively impact our operating results.
We rely on our internally developed models to forecast loss rates of the automotive finance receivables we originate. If we rely on a model that fails to effectively forecast loss rates on receivables we originate, those receivables may suffer higher losses than expected. We generally seek to sell these receivables to financing partners. If the receivables we sell experience higher loss rates than forecasted, we may obtain less favorable pricing on the receivables we sell to those parties in the future and suffer reputational harm in the marketplace for the receivables we sell and our business, results of operations and financial condition may be adversely affected. We hold receivables we originate on our balance sheet until we sell them to financing partners, and to the extent those receivables fail to perform during our holding period, they may become ineligible for sale. As a result, our business, results of operations and financial condition may be adversely affected.

Because we rely on internal and external logistics to transport our inventory throughout the United States, we are subject to business risks and costs associated with the transportation industry. Many of these risks and costs are out of our control, and any of them could have a material adverse effect on our business, financial condition and results of operations.
We rely on a combination of internal and external logistics to transport vehicles to and from wholesale auctions, IRCs, vending machines and our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, gasoline prices, recalls affecting our vehicle fleet, local and federal regulations, vehicular crashes, insufficient internal capacity, rising prices of transportation vendors, fuel prices, taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, disruption of our technology systems, and increasing equipment and operational costs. Our failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and distribution, which may adversely affect our operating results and financial condition.
We face a variety of risks associated with the construction, financing, and operation of our inspection and reconditioning centers and vending machines, any of which could adversely affect our financial condition and results of operations.
We are required to obtain approvals, permits, and licenses from state regulators and local municipalities to construct and operate our IRCs and vending machines. We may face delays in obtaining the requisite approvals, permits, financing, and licenses to construct and operate our IRCs and vending machines, or we may not be able to obtain them at all. If we encounter delays in obtaining or cannot obtain the requisite approvals, permits, financing, and licenses to construct and operate our IRCs and vending machines in desirable locations, our financial condition and results of operations may be adversely affected.
We lease or finance certain real estate on which we construct and operate some of our IRCs and vending machines. Because of potential difficulties finding a replacement tenant, some landlords will have concerns leasing and some lenders will have concerns financing to a tenant with such a unique use. Consequently, some landlords or lenders may offer unfavorable leasing or financing terms or may not be willing to lease or finance the sites we pursue. Similarly, sites we wish to purchase for the construction or operation of our IRCs and vending machines may have similar constraints. If we are required to enter into inflexible or expensive leases, financing, or purchase agreements to construct and operate our IRCs and vending machines, our financial condition and results of operations may be adversely affected.
We depend on one supplier to construct portions of our vending machines and to provide technical support and maintenance on them. If we are unable to maintain our relationship with our supplier, or our supplier ceases to produce the parts or perform the services we need, or our supplier is unable to effectively deliver services and equipment on timelines and at the price we have negotiated, and we are unable to contract with an alternative supplier, we may not be able to construct new vending machines or continue to operate existing vending machines, and our financial condition and operating results may be adversely affected. Additionally, the durability of our vending machines is unknown and we may be required to incur significant maintenance and other expenses to keep them operating properly. If we are required to incur significant expenses to maintain our vending machines our financial condition and operating results may be adversely affected.
We also rely on vendors and suppliers to construct and operate portions of our IRCs. If we are unable to maintain our relationship with our vendors and suppliers, or such vendors and suppliers cease to provide the services we need, or such vendors and suppliers are unable to effectively deliver our services on timelines and at the price we have negotiated, and we are unable to contract with alternative vendors and suppliers, our ability to construct new IRCs or continue to operate existing IRCs and our financial condition and operating results may be adversely affected.
We may rely on agreements with lenders or institutional real estate investors to finance certain vending machines and inspection and reconditioning centers. If we fail to create or maintain adequate relationships with lenders or investors to finance such assets, we may be unable to construct and operate additional vending machines and inspection and reconditioning centers in the future, which would adversely affect our business and results of operations.
We currently rely on agreements with lenders or institutional real estate investors to finance certain vending machines and IRCs, and may in the future rely on agreements with lenders or investors to finance real estate capital expenditures, including additional vending machines and inspection and reconditioning centers. If we are unable to enter into new financing agreements for such assets on favorable terms or at all, whether because of our financial and operating performance or for other reasons, our ability to construct and operate additional vending machines and IRCs would be adversely affected. New funding arrangements may be at higher interest rates than historical real estate financing or other less favorable terms. If realized, these financing risks, in addition to rising interest rates and changes in market conditions, could negatively impact our results of operations and financial condition.

We collect, process, store, share, disclose and use personal information and other data. Our actual or perceived failure to protect such information and data, mitigate data loss, and prevent a cybersecurity or other incident could damage our reputation and harm our business and operating results.
We collect, process, store, share, disclose and use sensitive information and other data provided by consumers and employees, including personally identifying information. We rely on encryption and authentication technology licensed from third parties to securely transmit and store such information. We expend significant resources to protect against both internal and external security breaches and may need to expend more resources in the event we need to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by consumers, employees, and vendors could harm our reputation and expose us to a risk of loss or litigation and possible liability, any of which could adversely affect our business and operating results.
Additionally, concerns about how we collect, protect, store, use or disclose personal information, or other privacy related matters, even if unfounded, could harm our business and operating results.
We are subject to numerous federal, state and local laws regarding privacy, cybersecurity and the collection, use, and disclosure of personal information and other data. The scope of these laws is changing. The laws are subject to differing interpretations, and both the laws and their interpretations are often inconsistent across jurisdictions. We are also subject to contractual requirements and others’ privacy policies that govern how we use and protect personal information and other data. They may be costly to comply with, and may conflict with other rules. These obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. New regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy- or cybersecurity-related obligations to consumers, employees, or other third parties, or our privacy- or cybersecurity-related legal obligations, or any compromise generally of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other customer or employee data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause consumers, employees, vendors and receivable financing partners to lose trust in us, which could have an adverse effect on our business. If vendors, developers or other parties that we work with violate applicable laws or our policies, such violations may also put consumers’, employees’, vendors’ or receivable financing partners’ information at risk and could in turn harm our reputation, business and operating results.
A significant disruption in service on our website could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results and financial condition.
Our brand, reputation and ability to attract consumers depend on the reliable performance of our website and the supporting systems, technology and infrastructure. We may experience significant interruptions to our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, computer viruses, or physical or electronic break-ins, could limit the availability of our inventory on our website and prevent or inhibit consumers from accessing our website. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.
Substantially all of the communications, network, and computer hardware used to operate our website are located at co-location facilities. Although we have multiple locations, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could damage our systems and hardware or could cause them to fail.
Problems faced by our web-hosting providers could adversely affect the experience of our customers. For example, our web-hosting providers could close their facilities without adequate notice or suffer interruptions in service caused by cyber-attacks, natural disasters or other phenomena. Any financial difficulties, including bankruptcy, faced by our web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our web-hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.
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

Failure to adequately protect our intellectual property, technology, and confidential information could reduce our competitiveness and harm our business and operating results.
Our business depends on our intellectual property, technology, and confidential information, the protection of which is crucial to the success of our business. For example, we have developed proprietary algorithms to price the vehicles we purchase and sell and to determine the financing terms we offer customers. We rely on a combination of patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect these algorithms and our other intellectual property, technology, and confidential information. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring certain of our employees and consultants to enter into confidentiality and invention assignment agreements and certain third parties to enter into nondisclosure agreements. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by the employees and consultants. In addition, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software, and functionality, or to obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also limit the scope of our rights and inhibit us from preventing others from using our technology.
We currently hold rights to the "carvana.com" internet domain name and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name Carvana or are otherwise important for our business.
We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed trade secrets or other intellectual property or proprietary information of their current or former employers, or claims asserting ownership of what we regard as our own intellectual property.
Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or those who work for us have used or disclosed trade secrets or other intellectual property or proprietary information of their current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, we may have to pay monetary damages and lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs, harm our reputation, and be a distraction to management.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who conceives or develops intellectual property that we regard as our own. The assignment of intellectual property may not be self-executing, may not be enforceable in certain jurisdictions or may be breached, and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. This could be costly, and if we are unsuccessful, we may not be able to prevent others from using our technology, and may not be able to use it ourselves.
We may become involved in lawsuits to defend ourselves against intellectual property disputes, which could be expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, and hinder our ability to commercialize our existing or future products.
Our success depends in part on not infringing the patents or violating the other proprietary rights of others. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent rights occurs in the e-commerce industry. Whether merited or not, it is possible that U.S. patents and pending patent applications controlled by third parties may be alleged to cover our products and activities. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain patents that prevent, limit, or otherwise interfere with our ability to use our technology or processes that are necessary to operate our business. Our competitors may have one or more patents for which they can threaten or initiate patent infringement actions against us or any of our suppliers. Our ability to defend ourselves or our suppliers may be limited by our financial and human resources, the availability of reasonable defenses, and the ultimate acceptance of our defenses by the courts or juries. Furthermore, if such patents are successfully asserted against us, this may result in an adverse impact on our business, including injunctions, damages, and attorneys’ fees. From time to time and in the ordinary course of business, we may develop non-infringement or invalidity positions with respect to the patents of others, which may not be accepted by a judge or jury if such patents were asserted against us.
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
The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved, our potential expansion into new business lines, and the uncertainty of litigation significantly increase the risks related to any patent litigation. Furthermore, as the number of participants in our industry grows, the possibility of intellectual property infringement claims against us increases. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. Any potential intellectual property litigation also could force us to do one or more of the following:
•stop using the technology or processes that use the disputed intellectual property necessary to operate our business and sell our products;
•obtain a license from the intellectual property owner to continue using technology or processes necessary to operate our business or sell our products, which license may require substantial royalty payments and may not be available on reasonable terms, or at all;
•incur significant expenses and legal fees;
•pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing, potentially including treble damages if the court finds that the infringement was willful;
•pay substantial royalties, upfront fees, or grant cross-licenses to intellectual property rights for our products and services;
•find a non-infringing substitute product or technology, which could be costly and create significant delay in our operations; or
•redesign those products, technologies or processes that infringe any intellectual property, which could be costly, disruptive, or infeasible.
Our platform utilizes open source software, and any failure to comply with the terms of these open source licenses could negatively affect our business.
We use open source software in our platform and expect to use open source software in the future. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, to re-engineer all or a portion of our technologies, or otherwise to be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business and operating results.
Our business is sensitive to conditions affecting automotive manufacturers, including manufacturer recalls.
Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our sales and results of operations and could impact the supply of vehicles. Manufacturer recalls are a common occurrence that have accelerated in frequency and scope in recent years. Recalls and the increased regulatory scrutiny surrounding selling used vehicles with open safety recalls could adversely affect used vehicle sales or valuations, could cause us to temporarily remove vehicles from inventory, could cause us to sell affected vehicles at a loss, could force us to incur increased costs, and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, financial condition and results of operations.
We rely on third-party technology to complete critical business functions. If that technology fails to adequately serve our needs and we cannot find alternatives, it may negatively impact our operating results.
We rely on third-party technology for certain of our critical business functions, including inventory management, customer identity verification for financing, transportation fleet telemetry, network infrastructure for hosting the website and inventory data, software libraries, development environments and tools, services to allow customers to digitally sign contracts, customer service call center management software, automation controls and software for our vending machines, hosted telephony, human resource management, and security. If these technologies fail or we cannot maintain our relationships with the technology providers and we cannot find suitable alternatives, our financial condition and operation results may be adversely affected.
We depend on key personnel to operate our business. If we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our key employees or senior management, including our Chief Executive Officer, Ernest Garcia III, our Chief Financial Officer, Mark Jenkins, or our Chief Operating Officer, Benjamin Huston, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.
The obligations associated with being a public company require significant resources and management attention, and we have and will continue to incur increased costs as a result of becoming a public company.
As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. We have incurred and expect to continue to incur significant costs related to operating as a public company. We are subject to the Securities Exchange Act of 1934, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board, and the listing requirements of the NYSE, each of which imposes additional reporting and other obligations on public companies.
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
We have and may continue to acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, other constituents within the automotive industry, and competitive pressures. In the past, we have done so by acquiring complementary businesses and technologies rather than through internal development, and we may do so again in the future. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of technology, research and development, and sales and marketing functions;
•transition of the acquired company’s users to our website and mobile applications;

•retention of employees from the acquired company;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources, and other administrative systems;
•the need to implement or improve controls, policies, and procedures at a business that, prior to the acquisition, may have lacked effective controls, policies, and procedures;
•potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect our operating results;
•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former investors, or other third parties.
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
We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are unfavorable to us, it could have a material adverse effect on our business, results of operations and financial condition.
We are subject to various litigation matters from time to time, which could have a material adverse effect on our business, results of operations and financial condition. Legal claims could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, employee benefit laws, tax laws, and tort laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business.
We may not be able to extend the durations of our sale-leaseback arrangements on similar terms or at all, or we may be required to repurchase sold properties in the future. If either happens, we may be required to vacate properties or to repurchase the facilities from the lessor, which may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
On November 3, 2017, we entered into a master sale-leaseback agreement, which was amended in November 2018, pursuant to which we may sell and lease back certain of our owned or leased properties and construction improvements. Under the agreement, at any time we may elect to repurchase one or more of the properties sold and leased back pursuant to the agreement for an amount equal to the repurchase price. Beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to demand that we do repurchase these properties. Repurchase prices are generally the original purchase prices plus any accrued and unpaid rent. Under the master sale-leaseback agreement, the total sales price of properties we have sold and are leasing back at any point in time is limited to $75.0 million.
As of December 31, 2017, approximately $19.2 million of our finance leases were through the master sale-leaseback agreement. Throughout 2018 we continued to sell and leaseback additional properties under this agreement. However, by December 20, 2018, we repurchased all properties under the agreement for a price of approximately $28.8 million. As of December 31, 2018, we may sell and lease back $75.0 million of our property and equipment under the agreement.
We may not be able to extend the November 2020 date in our master sale-leaseback agreement on similar terms or at all. If we are unable to extend that date, and we have insufficient funds or are unable to obtain financing to repurchase the properties upon the purchaser's demand that we repurchase sold properties, we may be required to vacate such properties. The cost of vacating the properties or repurchasing them may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Related to Our Organizational Structure
Our principal asset is our indirect interest in Carvana Group, and, accordingly, we depend on distributions from Carvana Group to pay our taxes and expenses, including payments under the Senior Notes and Tax Receivable Agreement. Carvana Group’s ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our indirect ownership of LLC Units of Carvana Group. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes, debt obligations and operating expenses depends on the financial results and cash flows of Carvana Group and its subsidiaries and distributions we receive from Carvana Group. These taxes, obligations and expenses include the following:
Taxes. Carvana Group is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income of Carvana Group is allocated to the LLC Unitholders, including Carvana Sub, our wholly owned subsidiary. Accordingly, we incur income taxes on our allocable share of any net taxable income of Carvana Group. Under the terms of the LLC Operating Agreement, Carvana Group is obligated to make tax distributions to LLC Unitholders, including us.
Debt obligations. We have payment obligations under our Senior Notes (detailed in "Liquidity and Capital Resources—Senior Unsecured Notes"). Under the terms of the LLC Operating Agreement, Carvana Group is obligated to make distributions to us for the payment of obligations under these notes.
Operating expenses and other expenses. We also incur expenses related to our operations, including payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Under the terms of the LLC Operating Agreement, Carvana Group is obligated to make distributions to us for our payment obligations under the tax receivable agreement.
While we intend to cause Carvana Group to make distributions to us in an amount sufficient to fund these taxes, obligations and expenses, Carvana Group’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Carvana Group is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Carvana Group insolvent. If we do not have sufficient funds to pay taxes, obligations or expenses, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. If we are unable to make payments under the Tax Receivable Agreement, those payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds.
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
We are a "controlled company" within the meaning of the rules of the NYSE and, as a result, we qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
The Garcia Parties continue to control a majority of the combined voting power of Carvana Co. As a result, we continue to be a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and need not comply with certain requirements, including the requirement that a majority of the Board consist of independent directors and the requirements that our compensation and nominating and governance committees be composed entirely of independent directors. We do not intend to utilize these exemptions; however, for so long as we qualify as a controlled company, we will maintain the option to utilize some or all of these exemptions. If we utilize these exemptions, we may not have a majority of independent directors and our compensation and nominating and governance committees may not consist entirely of independent directors, and such committees will not be subject to annual performance evaluations. Accordingly, in the event we rely on these exemptions in the future, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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

Certain benefits from our organizational structure, including the Tax Receivable Agreement, will not benefit Class A common stockholders to the same extent as they will benefit the LLC Unitholders.
Certain benefits from our organizational structure, including the Tax Receivable Agreement, will not benefit the holders of our Class A common stock to the same extent as LLC Unitholders. We entered into a Tax Receivable Agreement with the LLC Unitholders, which will provide for the payment by us to the LLC Unitholders of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) the increase in our wholly owned subsidiary’s proportionate share of the existing tax basis of the assets of the LLC and an adjustment in the tax basis of the assets of the LLC reflected in that proportionate share as a result of any future exchanges of LLC Units held by an LLC Unitholder for shares of our Class A common stock or cash and (2) certain other tax benefits related to our making payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the trading market for the Class A common stock.
We will not be reimbursed for any payments made to the LLC Unitholders under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
We will not be reimbursed for any cash payments previously made to the LLC Unitholders pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to an LLC Unitholder will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we are required to make under the terms of the Tax Receivable Agreement and, as a result, there may not be future cash payments to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will agree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.
We may not be able to realize all or a portion of the tax benefits that are currently expected to result from future exchanges of LLC Units for our Class A common stock and from payments made under the Tax Receivable Agreement.
Our ability to realize the tax benefits that we currently expect to be available as a result of the increases in tax basis created by any future exchanges of LLC Units (together with shares of our Class B common stock in the case of certain Class A Units) for our Class A common stock, the payments made pursuant to the Tax Receivable Agreement, and the interest deductions imputed under the Tax Receivable Agreement all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no changes in applicable law or regulations. For example, the reduction in corporate tax rates pursuant to recent changes in U.S. federal income tax law has the effect of reducing the expected value of the tax benefits we realize as a result of the increase in our proportionate share of the existing tax basis of the assets of Carvana Group arising from future exchanges of LLC Units held by an LLC Unitholder for shares of our Class A common stock or cash. The reduction in the value of such tax benefits is expected to have two primary consequences—it reduces the cash payments we expect to be required to make pursuant to the Tax Receivable Agreement and it reduces the expected value to us of the 15% of the amount of such tax benefits that we will retain pursuant to the Tax Receivable Agreement. Additionally, if our actual taxable income were insufficient or there were additional adverse changes in applicable laws or regulations, we may be further unable to realize all or a portion of the expected tax benefits and our cash flows and stockholders’ equity could be negatively affected.
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
If we were deemed to be an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an "investment company" for purposes of the 1940 Act if it (1) is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an investment company, as such term is defined in either of those sections of the 1940 Act.
As the sole managing-member of Carvana Sub, we control and manage Carvana Sub, which, by virtue of being the sole managing-member of Carvana Group, in turn, controls and manages Carvana Group. On that basis, we believe that neither our interest in Carvana Sub nor Carvana Sub’s interest in Carvana Group are "investment securities" under the 1940 Act. Therefore, we have less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) in "investment securities." However, if we were to lose the right to manage and control Carvana Sub or if Carvana Sub were to lose the right to manage and control Carvana Group, interests in Carvana Group or Carvana Sub could be deemed to be "investment securities" under the 1940 Act.
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
As of December 31, 2018, we had outstanding, on a consolidated basis (1) $350.0 million aggregate principal amount of our Senior Notes, (2) $197.0 million aggregate principal amount of borrowings under our vehicle inventory financing and security agreement with Ally Financial, dated as of July 27, 2015 (as amended, the "Floor Plan Facility"), (3) $16.2 million aggregate principal amount of indebtedness represented by our capital lease agreements between us and providers of equipment financing and (4) $33.0 million aggregate principal amount of indebtedness represented by our promissory note agreements between us and providers of equipment financing. Also, as of December 31, 2018, we had, on a consolidated basis, $45.0 million of other long-term debt related to our sale leaseback transactions. Our substantial indebtedness could have significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our current and future indebtedness, including our Senior Notes and Floor Plan Facility;
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
We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful, or may harm our business.
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
We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful, and we may be unable to meet our scheduled debt service obligations.
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

Risks Related to Ownership of our Class A Common Stock
The Garcia Parties control us and their interests may conflict with our or our stockholders’ interests in the future.
The Garcia Parties together hold approximately 95% of the voting power of our outstanding capital stock through their beneficial ownership of our Class A and Class B common stock as of December 31, 2018. The Garcia Parties are entitled to ten votes per share of Class B common stock they beneficially own, for so long as the Garcia Parties maintain, in the aggregate, direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A Units were exchanged for Class A common stock). Our Class A common stock has one vote per share. So long as the Garcia Parties continue to beneficially own a sufficient number of shares of Class B common stock, even if they beneficially own significantly less than 50% of the shares of our outstanding capital stock, the Garcia Parties will continue to be able to effectively control our decisions. For example, if the Garcia Parties hold Class B common stock amounting to 25% of our outstanding capital stock, they would collectively control 77% of the voting power of our capital stock.
As a result, the Garcia Parties have the ability to elect all of the members of our Board and thereby effectively control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions. The interests of the Garcia Parties may not in all cases be aligned with our stockholders’ interests.
In addition, the Garcia Parties can determine the outcome of all matters requiring stockholder approval, cause or prevent a change of control of our company or a change in the composition of our Board, and preclude any acquisition of our company. This concentration of voting control could deprive our stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
In addition, the Garcia Parties may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks. For example, the Garcia Parties could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. The Garcia Parties may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One of the Garcia Parties, Ernest Garcia II, is the chairman of the board of directors and controlling shareholder of DriveTime, which could compete more directly with us in the future. Our amended and restated certificate of incorporation provides that none of the Garcia Parties or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Garcia Parties also may pursue acquisition opportunities that may otherwise be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Our stock may be diluted by future issuances of additional Class A common stock or LLC Units in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market or the expectations that such sales may occur could lower our stock price.
We may issue additional shares of Class A common stock in several ways:
By the Board. Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock or the consideration of and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise.
Under the Exchange Agreement. LLC Unitholders may require Carvana Group to redeem all or a portion of their LLC Units in exchange for, at our election, (1) a cash payment by Carvana Group or (2) newly issued shares of Class A common stock, in each case in accordance with the terms and conditions of the Exchange Agreement. The LLC Operating Agreement authorizes Carvana Group to issue additional LLC Units whether in connection with an acquisition or otherwise. We have entered into a Registration Rights Agreement with certain LLC Unitholders that would require us to register shares issued to them, and we may enter into similar agreements in the future.
Under the 2017 Omnibus Incentive Plan. We have reserved 14.0 million shares of Class A common stock for issuance under our 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). As of December 31, 2018 we have granted 1.4 million restricted stock awards and units and options to purchase 1.1 million shares of Class A common stock to certain consultants, directors and employees. After considering the granted and forfeited awards, we have 11.7 million shares of Class A common stock available for future issuance under our 2017 Incentive Plan as of December 31, 2018.
Any stock that we issue or exchange would dilute the percentage ownership held by the investors who purchase Class A common stock. The market price of shares of our Class A common stock could decline as a result of newly issued or exchanged stock, or the perception that we might issue or exchange stock. A decline in the price of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of Class A common stock or other equity securities.
Our Class A common stock price may be volatile or may decline regardless of our operating performance.
Volatility in the market price of our Class A common stock may prevent our stockholders from being able to sell their shares at or above the price they paid for them. Many factors may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this "Risk Factors" section and this Annual Report on Form 10-K, as well as the following:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry compared to market;
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
The price of our Class A common stock could decline if there are substantial sales of our Class A common stock (including sales of Class A common stock issuable upon exchange of LLC Units), particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our Class A common stock available for sale. As of December 31, 2018, we have 41.2 million shares of our Class A common stock outstanding. All of the shares of Class A common stock sold in our IPO and the follow-on offering in April 2018 are available for sale in the public market. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.
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
Our amended and restated certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (the "DGCL"), and prevents us from engaging in a business combination with a person (excluding the Garcia Parties and their transferees) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions our stockholders desire, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.
These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or to initiate actions that are opposed by our then-current Board, a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for our stockholders to realize value in a corporate transaction.

With limited exceptions, the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
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
We are subject to SEC rules and regulations regarding our internal control over financial reporting. If we fail to remediate material weaknesses in our internal control over financial reporting or otherwise establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require that, among other things, we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. Our management team, including our chief executive officer and chief financial officer, has limited experience managing a publicly traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies.
In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes–Oxley Act so that our independent registered public accounting firm can attest in this Annual Report on Form 10-K as to the effectiveness of our internal control over financial reporting, and in future annual reports. Under this law, we have been required and will continue to be required to document and make significant changes to our internal control over financial reporting.
If our senior management is unable to conclude that we have effective internal control over financial reporting or to certify the effectiveness of such controls; if our independent registered public accounting firm cannot render an unqualified opinion on management's assessment and the effectiveness of our internal control over financial reporting; or if material weaknesses in our internal control over financial reporting is identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.
Negative research about our business published by analysts or journalists could cause our stock price to decline. A lack of regularly published research about our business could cause trading volume or our stock price to decline.
The trading market for our Class A common stock depends in part on the research and reports that analysts and journalists publish about us or our business. If analysts or journalists publish inaccurate or unfavorable research about our business, our stock price would likely decline. If we fail to meet the expectations of analysts for our operating results, or if the analysts who covers us downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
Short sellers of our stock may be manipulative and may drive down the market price of our common stock.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities, as the short seller expects to pay less in the covering purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving deliberate misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum.
As a public entity in a highly digital world, we have been and in the future may be the subject of so-called "fake news," a type of yellow journalism constructed to look legitimate while consisting of intentional misinformation and misrepresentations deliberately propagated by profiteering short sellers seeking to gain an illegal market advantage by spreading false information concerning our business, financing arrangements and affiliates. In the past, the publication of intentional misinformation concerning Carvana by a disclosed short seller could be associated with the selling of shares of our common stock in the market on a large scale, resulting in a precipitous decline in the market price per share of our common stock. In addition, the publication of intentional misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition and reputation.
While utilizing all available tools to defend ourselves and our assets against fake news, there is limited regulatory control, making fake news an ongoing concern for any public company. While we move forward in our business development strategies in good faith, there are no assurances that we will not face more fake news or similar tactics by bad actors in the future, and the market price of our common stock may decline as a result of their actions or the action of other short sellers.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Corporate Headquarters. In September 2016, we entered into a lease agreement effective through February 2024 with the option to extend to February 2039 for approximately 134,000 square feet of office space for our corporate headquarters in Tempe, Arizona. In August 2018, we entered into a lease agreement effective through August 2023 for approximately 41,000 square feet of office space for additional corporate headquarter space in Tempe, Arizona.

Other Facilities. We recondition, photograph and store inventory at our IRCs, which are listed below with their locations. Each of the IRC facilities listed in the table below is leased except our Greenfield, IN facility, which is owned.

List of IRC facilities

Operations	City
Georgia IRC	Winder, GA
New Jersey IRC	Delanco, NJ
Texas IRC	Blue Mound, TX
Arizona IRC	Tolleson, AZ
Indiana IRC	Greenfield, IN
Ohio IRC(1)	Euclid, OH
(1) We entered into a lease for this facility in November 2018 and began using it as an IRC in January 2019.

We use vending machines and hubs to deliver cars to customers. With the exception of a hub in Alabama, a vending machine in Orlando and assorted properties under construction, all of these locations are leased through an operating lease or a sale leaseback agreement accounted for as a finance transaction.

List of states with at least one hub or vending machine (excludes properties under construction)

Alabama Arizona California Colorado Connecticut Florida Georgia	Illinois Indiana Kansas Kentucky Maryland Massachusetts Michigan	Missouri Nevada New Jersey New Mexico New York North Carolina Ohio	Oklahoma Pennsylvania South Carolina Tennessee Texas Virginia Wisconsin

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

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

Holders of Record

We are authorized to issue up to 500,000,000 shares of Class A common stock, up to 125,000,000 shares of Class B common stock and up to 50,000,000 shares of preferred stock. As of February 22, 2019, there were 544 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in "street name" accounts through brokers, banks and other financial institutions. As of February 22, 2019, there were 12 shareholders of record of our Class B common stock.

Dividend Policy

We have not declared or paid any cash dividends on our Class A common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future. Holders of our Class B common stock are not entitled to receive dividends. Our Class A Convertible Preferred Stock accrued dividends at 5.50% per annum payable quarterly while it was outstanding. During the year ended December 31, 2018, we paid $4.6 million of dividends on the Class A Convertible Preferred Stock. As of December 31, 2018, the 100,000 shares of Convertible Preferred Stock had all been converted into shares of Class A common stock and are no longer outstanding.

Recent Sales of Unregistered Securities

On November 6, 2018, as part of the consideration for the purchase of technology assets from Propel AI, Inc. ("Propel"), we issued 9,524 shares of Class A common stock pursuant to the asset purchase agreement by and between us and Propel. These shares were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D. We registered these shares on December 3, 2018.

There were no unregistered sales of equity during the year ended December 31, 2018, except as described above and otherwise previously reported.

During the year ended December 31, 2018, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged 14.2 million LLC Units and 10.3 million shares of Class B common stock for 11.3 million shares of Class A common stock. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Stock Performance Graph

The following graph compares the total shareholder return from April 28, 2017, the date on which our Class A common shares commenced trading on the NYSE, through December 31, 2018 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index ("S&P 500") and (iii) the Standard and Poor's 500 Retailing Index ("S&P 500

Retailing Index"), assuming an initial investment of $100 on April 28, 2017 including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

Comparison of CVNA Cumulative Total Return Since IPO
$600
$500
$400
$300
$200
$100
$—
04/28/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
CVNA
S&P 500
S&P 500 Retailing Index

ITEM 6. SELECTED FINANCIAL DATA.

You should read the following selected financial data in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014

	(in thousands, except per share and selected other data)
Consolidated Statements of Operations Data:
Net sales and operating revenues	$1,955,467	$858,870	$365,148	$130,392	$41,679
Gross profit (loss)	$196,709	$68,091	$19,197	$1,346	$(424)
Net loss	$(254,745)	$(164,316)	$(93,112)	$(36,780)	$(15,238)

Net loss per share of Class A common stock, basic and diluted (1)	$(2.24)	$(1.31)	$(0.68)	$(0.27)	$(0.11)

Selected Other Data:
Number of markets at period end	85	44	21	9	3
Retail units sold	94,108	44,252	18,761	6,523	2,105

Consolidated Balance Sheets Data (at period end):
Total assets	$991,013	$641,137	$335,833	$136,012	$40,104
Floor Plan Facility	$196,963	$248,792	$165,313	$42,302	$5,619
Senior unsecured notes	$342,869	$—	$—	$—	$—
Other long-term debt, excluding current portion	$82,480	$48,469	$4,404	$—	$—
Class A Convertible Preferred Stock	$—	$97,127	$—	$—	$—
(1) Amounts for periods prior to the initial public offering have been retrospectively adjusted to give effect to 15.0 million shares of Class A common stock issued in the initial public offering and the Organizational Transactions, as discussed in Part II, Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Part I, including matters set forth in the "Risk Factors" section of this Annual Report on Form 10-K, and our financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. Except when stated otherwise, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

Overview

Carvana is a leading e-commerce platform for buying and selling used cars. We are transforming the used car sales experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing and a simple, no pressure transaction. Each element of our business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a used vehicle.  As of December 31, 2018, we listed over 14,000 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts ("VSCs"), GAP waiver coverage and trade-ins.

•Finance their purchase.  Customers can pay for their Carvana vehicle using cash, our proprietary loan origination platform or financing from other parties such as banks or credit unions. Customers who choose to apply for our in-house financing fill out a short prequalification form, select from a range of financing terms we provide and, if approved, apply the financing to their purchase in our online checkout process. We generally seek to sell the loans we originate to financing partners and earn a premium upon sale.

•Protect their purchase.  Customers have the option to protect their vehicle with a CarvanaCare-branded VSC as part of our online checkout process. VSCs provide customers with insurance against certain mechanical repairs after the expiration of their vehicle’s original manufacturer warranty. We earn a fee for selling VSCs on behalf of DriveTime and, prior to December 2016, third parties, who are the obligors under these VSCs. We generally have no contractual liability to customers for claims under these agreements. We also offer GAP waiver coverage to customers in most states in which we operate. This product contractually obligates the owner of the loan to cancel the remaining principal outstanding after insurance proceeds in a total loss event.

•Sell us their car.  We allow our customers to trade-in a vehicle and apply the trade-in value to their purchase, or to sell us a vehicle independent of a purchase. Using our digital appraisal tool, customers can complete a short appraisal form and receive a firm offer for their vehicle nearly instantaneously. We generate trade-in offers using a proprietary valuation algorithm supported by extensive used vehicle market and customer-behavior data. When customers accept our offer, we take their vehicles into inventory and sell them either at auction as a wholesale sale or through our website as a retail sale. Vehicles sold at auction typically do not meet the quality or condition standards required to be included in retail inventory displayed for sale on our website.

To enable a seamless customer experience, we have built a vertically integrated used vehicle supply chain, supported by proprietary software systems and data.

•Vehicle sourcing and acquisition.  We acquire the majority of our used vehicle inventory from wholesale auctions. We also acquire vehicles from consumers and directly from used vehicle suppliers, including franchise and independent dealers, leasing companies and car rental companies. Using proprietary machine learning algorithms and data from a variety of internal and external sources, we evaluate tens of thousands of vehicles daily to determine their fit with consumer demand, internal profitability targets and our existing inventory mix.

•Inspection and reconditioning.  After acquiring a vehicle, we transport it to one of our inspection and reconditioning centers ("IRCs"), where it undergoes a 150-point inspection and is reconditioned to meet "Carvana Certified" standards. This process is supported by a custom used vehicle inventory-management system, which tracks vehicles through each stage of the process and is seamlessly integrated with auto-part suppliers to facilitate the procurement of required parts.

•Photography and merchandising.  We photograph vehicles using our patented photo booths located at each of our IRCs. This allows us to display interactive, 360-degree images of each vehicle on our website. We also annotate each vehicle image with a list of features and imperfections to assist our customers in their evaluation of each vehicle for purchase and integrate vehicle feature and option information from various vehicle-data providers. Our 360-degree photo and annotation processes are enabled by patented imaging technology. In April 2018, we acquired Car360, Inc. ("Car360"), a provider of app-based photo-capture technology, to enhance our industry-leading technology by improving our 3D computer vision and augmented reality capabilities.

•Logistics and fulfillment.  We transport vehicles purchased by our customers to their local market for home delivery or pick up. In markets where we have launched operations, delivery to the customer is completed by a Carvana employee in a branded delivery truck. In a subset of these markets, customers have the option of picking up their car at one of our vending machines. These vending machines are multi-story glass towers where our customers deposit a token into a coin slot and an automated platform delivers the purchased vehicle to a garage bay where the customer is waiting. Our vending machines provide an attractive and unique customer pick up experience, developing brand awareness while lowering our variable vehicle-delivery expense. Our logistics and fulfillment operations are supported by our proprietary vehicle-transportation management system, which optimizes the scheduling of transport routes and delivery slots.

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

On September 21, 2018, we issued Senior Notes (as defined in "Liquidity and Capital Resources") and received approximately $342.5 million in proceeds, net of debt issuance costs, with the intent to use the proceeds for general corporate purposes. These general corporate purposes include funding working capital, capital expenditures, operating expenses and the selective pursuit of business development opportunities, including to expand our current business through acquisitions of, or investments in, other businesses, products or technologies.

Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the year ended December 31, 2018, the number of vehicles we sold to retail customers grew by 112.7% to 94,108, compared to 44,252 in the year ended December 31, 2017. During the year ended December 31, 2017, our unit sales grew by 135.9% to 44,252, compared to 18,761 in the year ended December 31, 2016.

We view the number of vehicles we sell to retail customers as the most important measure of our growth, and we expect to continue to focus on building a scalable platform to increase our retail units sold. This focus on retail units sold is motivated by several factors:

•Retail units sold enable multiple revenue streams, including from the sale of the vehicle itself, the sale of automotive finance receivables originated to finance the vehicle, the sale of VSCs, the sale of GAP waiver coverage and the sale of vehicles acquired from customers as trade-ins.

•Retail units sold are the primary driver of customer referrals and repeat sales. Each time we sell a vehicle to a new customer, that customer may refer future customers and can become a repeat buyer in the future.

•Retail units sold are an important driver of the average number of days between when we acquire the vehicle and when we sell it. Reducing average days to sale impacts gross profit on our vehicles because used cars depreciate over time.

•Retail units sold allow us to benefit from economies of scale due to our centralized online sales model. We believe our model provides meaningful operating leverage in acquisition, reconditioning, transport, customer service and delivery.

We plan to invest in technology and infrastructure to support growth in unit sales. This includes continued investment in our acquisition, reconditioning and logistics network, as well as continued investment in product development and engineering to deliver customers a best-in-class experience.

Markets

Our growth in retail units sold is driven by increased penetration in our existing markets and expansion into new markets. We define a market as a metropolitan area in which we have commenced local advertising and offer free home delivery to customers by a Carvana employee in a branded delivery truck. Opening a new market involves hiring a team of customer advocates, connecting the market to our existing logistics network and initiating local advertising. As a market scales, we may elect to build a vending machine in the market to further increase customer awareness and enhance our fulfillment operations.

Our expansion model has enabled us to increase our rate of market openings in each of the past six years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, 12 in 2016, 23 in 2017 and 41 in 2018, bringing our total number of markets to 85 as of December 31, 2018. Over this period, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan.

When we open a market, we commence advertising using a blend of brand and direct advertising channels. Our advertising spend in each market is approximately proportionate to each market’s population, subject to adjustments based on specific characteristics of the market, used vehicle market seasonality and special events such as vending machine openings. This historically has led to increased market penetration over time following the market opening. Beginning in the second quarter of 2017, we increased national television advertising spend and have continued to increase it since then. With our growth into new markets, national television advertising has become more economically efficient compared to purchasing several local television advertising campaigns.

Market Cohorts

Many of our markets are in a nascent stage, making company-wide measures potentially less informative than measurements of more seasoned markets. Almost half of our markets opened in 2018. The graphs below provide alternative metrics related to unit sales performance and customer acquisition costs, examining our progress based on when we commenced operations in the market.

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

The following graphs present market penetration and customer acquisition costs by cohort as a time series by quarters in operation. Markets are first grouped into cohorts based on the year in which they began local delivery operations, and then data is aligned by first-quarter-in-operation results; however we only display data for periods in which all markets were active. For example, the 2018 cohort presented below is a single quarterly data point as of December 31, 2018 because markets that opened in the fourth quarter of 2018 have only been open for a single quarter. This data point for the 2018 cohort represents each market's results from its first quarter of operations and therefore includes data from each calendar quarter of 2018. We chose this approach because it avoids a number of base-effect distortions that can occur by including periods in which not all markets were open.

Market Penetration by Cohort
Est. Market Penetration
2.00
1.50
1.00
0.50
—
0
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
21
22
23
24
Quarters in Operation
1.94%
1.11%
0.66%
0.27%
0.39%
0.08%
2013 Cohort
2014 Cohort
2015 Cohort
2016 Cohort
2017 Cohort
2018 Cohort

Advertising Expense per Unit Sold by Cohort
$15,000
$10,000
$5,000
$0
Advertising Expense per Unit Sold
$2,147
$1,184
$968
$821
$617
$523
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Quarters in Operation
2013 Cohort
2014 Cohort
2015 Cohort
2016 Cohort
2017 Cohort
2018 Cohort

Our markets showed continued improvement in 2018 with penetration expanding in our existing markets and our newly launched markets off to the best start in our history. These trends have been supported by growing brand recognition, increasing word of mouth referrals and internal improvements, including more extensive vehicle inventory and various mobile and desktop website enhancements. As markets mature, we generally see consistent declines in customer acquisition costs reflecting advertising expenditures being spread over an increased number of units sold. Cohorts have generally followed similar patterns of increased market penetration and declining advertising expense per retail unit sold as each cohort matures, which we believe illustrates the replicability of our model as we expand into new markets.

Our 2013 cohort, consisting of just our oldest market of Atlanta, continued to show impressive period-over-period unit growth of 30% and 26% in the year ended December 31, 2018 and in the fourth quarter of 2018, respectively, reaching market penetration in the fourth quarter of 2018 of 1.94% compared to 1.54% in fourth quarter of 2017. Additionally, our other market cohorts continue to grow quickly, leverage advertising costs, and with our continued increase in national television advertising, new markets are launching with lower customer acquisition costs. For example, as displayed in the graph above, our 2018 cohort had the lowest first quarter advertising expense per unit in our history, which we believe was due largely to the benefits of national advertising, along with larger average inventory size at launch and a constantly improving product offering.

Consistent with past years, we saw broad-based growth across all of our market cohorts during the year ended December 31, 2018 compared to the year ended December 31, 2017. Our 2013 cohort grew by 2,690 units, while our 2014 cohort grew by 1,287 units, our 2015 cohort grew by 3,915 units, our 2016 cohort grew by 6,646 units, and our 2017 cohort grew by 16,850 units. During the year ended December 31, 2018, our 2018 cohort contributed 7,132 units, or approximately 8%, of total units sold. Out-of-market unit sales, which primarily consist of units sold in smaller cities and towns around our core markets, grew by 11,336 units ~~in~~ during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Similar to cohort market penetration, cohort advertising expense per unit has shown steady improvement both within and across cohorts. During the year ended December 31, 2018, advertising expense per unit sold in all cohorts declined compared to the year ended December 31, 2017, including declines in our 2013 cohort to $462 from $543, our 2014 cohort to $728 from $791, our 2015 cohort to $771 from $1,154, our 2016 cohort to $1,114 from $2,204, and our 2017 cohort to $1,298 from $2,730. During the year ended December 31, 2018, our 2018 cohort advertising expense per unit was $1,717, which was lower than the $2,730 advertising expense per unit that our 2017 cohort incurred during the year ended December 31, 2017.

Advertising costs outside of our markets, including production costs, pre-opening advertising costs and the portion of national television advertising representative of the population not served by an open market, totaled $35.7 million and $7.9 million during the years ended December 31, 2018 and 2017, respectively. We expect out-of-market sales and advertising to decline as a percent of total unit sales and advertising costs as we open more markets.

Revenue and Gross Profit

Our increased penetration in existing markets and expansion into new markets has led to growth in retail unit sales. We generate revenue on retail units sold from four primary sources: the sale of the vehicle, gains on the sales of loans originated to finance the vehicle, wholesale sales of vehicles we acquire from customers and sales of ancillary products such as VSCs and GAP waiver coverage.

Our largest source of revenue, used vehicle sales, totaled $1,785.0 million and $796.9 million during the years ended December 31, 2018 and December 31, 2017, respectively. As we continue to increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase as we increase retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales includes sales of trade-ins and other vehicles acquired from customers and totaled $73.6 million and $28.5 million during the years ended December 31, 2018 and December 31, 2017, respectively. We expect wholesale sales to increase with retail units sold and as we expand our suite of product offerings to customers who may wish to trade-in or to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily include gains on the sales of automotive finance receivables we originate, sales commissions on VSCs and sales of GAP waiver coverage and totaled $96.8 million and $33.4 million during the years ended December 31, 2018 and December 31, 2017, respectively. During 2018, we received fees of approximately $6.3 million for arranging and participating in sales of pools of loans that were executed to effect refinancings, which is included in other sales and revenues. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate and sell and to offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During our growth phase, our highest priority will continue to be providing exceptional customer experiences, increasing our brand awareness and building an infrastructure to support growth in retail units sold. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies include the following:

•Reduce average days to sale.  Our goal is to increase both our number of markets and our sales at a faster rate than we increase our inventory size, which we believe would decrease average days to sale due to a relative increase in demand versus supply. Reductions in average days to sale lead to fewer vehicle price reductions, and therefore higher average selling prices, other factors being equal. Higher average selling prices in turn lead to higher gross profit per unit sold, all other factors being equal.

•Leverage existing IRC infrastructure. As we scale, we intend to more fully utilize the capacity in our five existing IRCs, which collectively have capacity to inspect and recondition approximately 250,000 vehicles per year.

•Increase utilization of logistics network. As we scale, we intend to more fully utilize our in-house logistics network to transport cars to our IRCs after acquisition from wholesale auctions or customers.

•Increase conversion of existing products.  We plan to continue to improve our website to highlight the benefits of our complementary product offerings, including financing, VSCs, GAP waiver coverage and trade-ins.

•Add new products and services.  We plan to utilize our online sales platform to offer additional complementary products and services to our customers.

•Increase monetization of our finance receivables. We plan to expand our base of financial partners who purchase the finance receivables originated on our platform to reduce our effective cost of funds.

•Increase the purchase of vehicles from customers. We plan to grow the number of vehicles that we purchase from our customers either as trade-ins or independent of a retail sale. This in turn will both grow our wholesale business and provide additional vehicles for our retail business, which are more profitable compared to the same vehicle acquired at auction.

•Optimize purchasing and pricing. We are constantly improving the ways in which we predict customer demand, value vehicles sight unseen and optimize what we pay to acquire those vehicles. We also regularly test different pricing of our products, including vehicle sticker prices, trade-in and independent vehicle offers and ancillary product prices, and we believe we can improve by further optimizing prices over time.

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Item 1A. Risk Factors included in this Form 10-K.

•Growth in Number of Markets. We plan to continue to open new markets to expand the number of consumers we serve with our fully integrated customer experience. As of December 31, 2018, we operated in 85 markets that collectively represent approximately 58.6% of the U.S. population based on 2015 data from the U.S. Census Bureau, leaving a significant fraction of consumers unserved. Growth in our number of markets depends on our ability to hire qualified employees, identify cost-effective logistics routes and secure local and national advertising.

•Growth in brand awareness. Our growth depends on our ability to strengthen our brand through advertising and the construction of new vending machines, which have historically increased customer awareness in the markets where they are located. The launch of a vending machine in a market has generally shown increases in unit sales over time in that market. We plan to pursue improvements in our numerous organic and direct channels through efforts such as search engine optimization and expanded inventory-listing partners. The goal of these endeavors is to increase the number of visitors to our website and increase the likelihood that visitors will purchase vehicles from us.

•Optimization of inventory selection. We plan to continue to optimize and broaden the selection of vehicles we make available to our customers. Expanding our inventory selection increases the likelihood that each visitor to our site finds a vehicle that matches his or her preferences and benefits all existing markets simultaneously due to our nationally pooled inventory model. Expanding our inventory selection depends on our ability to source and acquire a sufficient number of appropriate used vehicles, including acquiring more vehicles from customers, to develop processes for effectively utilizing capacity in our IRCs and to hire and train employees to staff these centers. As we build out additional IRCs we will shorten the distance from our inventory pools to our customer's, reducing delivery times, which, all else equal, should increase conversions.

•Enhancement of mobile sales platform. We plan to continue investing in our mobile platform to enhance our customers’ ability to search for, research, finance and purchase vehicles entirely on mobile devices, including smartphones and tablets. According to J.D. Power 2017 New Autoshopper Study, 56% of auto research occurred on a mobile device. Based on October 2018 data from eMarketer, it was estimated that goods and services purchased via mobile devices by our U.S. consumers could near $208.1 billion in 2018, which would account for 39.6% of total e-commerce. Growth in mobile-only sales depends on our ability to deliver an innovative, appealing mobile experience, as well as customers’ tastes for buying exclusively on mobile devices.

•Referrals and repeat customers. Our growth is enhanced by providing a superior customer experience, which drives our ability to generate customer referrals and repeat sales.

Seasonality

Used vehicle sales exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business.

Investment in Growth

We have aggressively invested in the growth of our business and we expect this investment to continue. We anticipate that our operating expenses will increase substantially as we continue to open new markets, expand our logistics network and increase our advertising spending. There is no guarantee that we will be able to realize a return on our investments.

Relationship with Related Parties

For discussion about our relationships with related parties, refer to Note 6 — Related Party Transactions of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K and our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Key Operating Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our progress and make strategic decisions. Our key operating metrics reflect the key drivers of our growth, including increasing brand awareness, opening new markets and enhancing the selection of vehicles we make available to our customers. Our key operating metrics also demonstrate our ability to translate these drivers into retail sales and to monetize these retail sales through a variety of product offerings.

	Years Ended December 31,
	2018	2017	2016
Retail units sold	94,108	44,252	18,761
Number of markets	85	44	21
Average monthly unique visitors (1)	2,280,376	1,033,372	397,838
Inventory units available on website	14,657	9,505	7,310
Average days to sale	64	91	89
Total gross profit per unit (incl. Gift)(2)	$2,090	$1,539	$1,023
Total gross profit per unit ex-Gift(2)	$2,133	$1,539	$1,023
(1) We recently purchased access to improved Google Analytics data regarding individuals who visit our website. All periods shown above reflect Average Monthly Unique Visitors for such period calculated in accordance with the improved Google Analytics data.
(2) See below for further discussion of total gross profit per unit (incl. Gift) and total gross profit per unit ex-Gift.

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

Number of Markets

We define a market as a metropolitan area in which we have commenced local advertising and offer free home delivery to customers by a Carvana employee in a branded delivery truck. We view the number of markets we serve as a key driver of our growth. As we increase our number of markets, the population of consumers who have access to our fully integrated customer experience increases, which in turn helps to increase the number of vehicles we sell.

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

Inventory Units Available

We define inventory units available as the number of vehicles listed for sale on our website on the last day of a given reporting period. We view inventory units available as a key measure of our growth. Growth in inventory units available increases the selection of vehicles available to consumers in all of our markets simultaneously, which we believe will allow us to increase the number of vehicles we sell. Moreover, growth in inventory units available indicates our ability to scale our vehicle purchasing, inspection and reconditioning operations. As part of our inventory strategy, over time we may choose not to expand inventory units available while continuing to grow sales, thereby improving other key operating metrics of the business.

Average Days to Sale

We define average days to sale as the average number of days between when we acquire the vehicle and when we deliver it to a customer for all retail units sold in a period. However, this metric does not include any retail units that remain unsold at period end. We view average days to sale as a useful metric due to its impact on used vehicle average selling price.

Total Gross Profit per Unit (incl. Gift)

We define total gross profit per unit as the aggregate gross profit in a given period, including Gift (as defined below), divided by retail units sold in that period including gross profit generated from the sale of the used vehicle, gains on the sales of loans originated to finance the vehicle, commissions on sales of VSCs, revenue from GAP waiver coverage and gross profit generated from wholesale sales of vehicles we acquire from customers.

Total Gross Profit per Unit ex-Gift

On September 10, 2018, we announced a commitment by our Chief Executive Officer, Ernest Garcia III ("Mr. Garcia"), to contribute 165 shares of Class A common stock to us from his personal shareholdings for every one of our then-existing employees upon their satisfying certain employment tenure requirements. In connection with these contributions, we have made corresponding grants of 165 restricted stock units under our 2017 Omnibus Incentive Plan to each employee who has satisfied the requirements and intend to make grants to the remaining then-existing employees as they satisfy the requirements (the "100k Milestone Gift" or "Gift"). Under U.S. GAAP, the 100k Milestone Gift is treated as compensation expense, a portion of which relates to the production of our used vehicle inventory and is therefore capitalized to inventory and subsequently recognized within costs of sales when the related inventory is sold.

We define total gross profit per unit ex-Gift as gross profit before compensation expense related to the 100k Milestone Gift included in cost of sales, divided by retail units sold in that period. It has the same components noted above for total gross profit per unit, including Gift. We expect the 100k Milestone Gift from Mr. Garcia's one-time announcement to impact total gross profit per unit through the first half of 2020 and therefore believe total gross profit per unit ex-Gift is a key measure of our growth and long-term profitability over time.

For more information regarding this and other non-GAAP financial measures, refer to reconciliations of our non-GAAP measurements to their most directly comparable GAAP-based financial measurements included herein under "Non-GAAP Financial Measures".

Components of Results of Operations

Used Vehicle Sales

Used vehicle sales represent the aggregate sales of used vehicles to customers through our website. Revenue from used vehicle sales is recognized upon delivery to the customer or pick up of the vehicle by the customer, and is reported net of a reserve for expected returns. Factors affecting used vehicle sales revenue include the number of retail units sold and the average selling price of these vehicles. Changes in retail units sold are a much larger driver of changes in revenue than are changes in average selling price.

The number of used vehicles we sell depends on the volume of traffic to our website, our number of markets, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customer's purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general economic conditions. On a quarterly basis, the number of used vehicles we sell is also affected by seasonality, with demand for used vehicles reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of used vehicle sales expected to occur in the fourth calendar quarter.

Our retail average selling price depends on the mix of vehicles we acquire, retail prices in our markets, our average days to sale and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. We also generally expect lower average days to sale to be associated with higher retail average selling prices due to decreased vehicle depreciation prior to sale, all other factors being equal.

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

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of loans we originate and sell to financing partners, commissions we receive on VSCs and sales of GAP waiver coverage. Prior to December 9, 2016, the VSCs were sold and administered by third parties. On December 9, 2016, we entered into a master dealer agreement with DriveTime, pursuant to which we receive a commission for selling VSCs that DriveTime administers. The commission revenues we recognize on VSCs depends on the number of retail units we sell, the conversion rate of VSCs on these sales, commission rates we receive, VSC early cancellation frequency and product features. The GAP waiver coverage revenue we recognize depends on the number of retail units we sell, the number of customers that choose to finance their purchases with us, the frequency of GAP waiver coverage early cancellation and the conversion rate of GAP waiver coverage on those sales.

We generally seek to sell the loans we originate under committed forward-flow arrangements with financing partners who acquire them at premium prices without recourse to us for their post-sale performance. Factors affecting revenue from these sales include the number of loans we originate, the average principal balance of the loans, the credit quality of the portfolio and the price at which we are able to sell them to financing partners.

The number of loans we originate is driven by the number of used vehicles sold and the percentage of our sales for which we provide financing, which is influenced by the financing terms we offer our customers relative to alternatives available to the customer. The average principal balance is driven primarily by the mix of vehicles we sell, since higher average selling prices typically mean higher average balances. The price at which we sell the loans is driven by the terms of our forward-flow arrangements, applicable interest rates and whether or not the loan includes GAP waiver coverage.

Cost of Sales

Cost of sales includes the cost to acquire, recondition and transport vehicles associated with preparing them for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles and supply-and-demand dynamics in the wholesale vehicle market. Reconditioning costs consist of direct costs, including parts, labor and third-party repair expenses directly attributable to specific vehicles, as well as indirect costs, such as IRC overhead. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition to the IRC. Beginning in the second half of 2018, the labor portion of reconditioning costs and transportation costs includes the expense related to the 100k Milestone Gift, as described above. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Used Vehicle Gross Profit

Used vehicle gross profit is the vehicle sales price minus our costs of sales associated with vehicles that we list and sell on our website. Used vehicle gross profit per unit is our aggregate used vehicle gross profit in any measurement period divided by the number of retail units sold in that period. Beginning in the second half of 2018, cost of sales includes the expense related to the 100k Milestone Gift, as described above.

Wholesale Vehicle Gross Profit

Wholesale vehicle gross profit is the vehicle sales price minus our cost of sales associated with vehicles we sell to wholesalers. Factors affecting wholesale gross profit include the number of wholesale units sold, the average wholesale selling price of these vehicles, the acquisition price we offer to the customer and, in the case of vehicles formerly listed on our website, the total costs described above associated with that vehicle. Beginning in the second half of 2018, cost of sales includes the expense related to the 100k Milestone Gift, as described above.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in gross profit and the associated drivers are identical to changes in revenues from these products and the associated drivers.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses include expenses associated with advertising and providing customer service to customers, operating our vending machines and hubs, operating our logistics and fulfillment network and other corporate overhead expenses, including expenses associated with information technology, product development, engineering, legal, accounting, finance and business development. We anticipate that these expenses will increase as we grow. SG&A expenses exclude the costs of inspecting and reconditioning vehicles and transporting vehicles from the point of acquisition to the IRC, which are included in cost of sales, and payroll costs for our employees related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.

Interest Expense

Interest expense includes interest incurred on our Senior Notes, including amounts due to Verde, and Floor Plan Facility (both defined in "Liquidity and Capital Resources"), as well as our notes payable, finance leases and other long-term debt, which are used to fund general working capital, our inventory, our transportation fleet and certain of our property and equipment. During 2017, interest expense also includes interest incurred and the commitment fee related to the Verde Credit Facility (as defined in "Liquidity and Capital Resources"), which was used as needed to fund working capital prior to its termination in connection with our IPO. Interest expense excludes the interest incurred during various construction projects to build, upgrade or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Results of Operations

	Years Ended December 31,
	2018	2017	Change	2016	Change

	(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$1,785,045	$796,915	124.0%	$341,989	133.0%
Wholesale vehicle sales	73,584	28,514	158.1%	10,163	180.6%
Other sales and revenues (1)	96,838	33,441	189.6%	12,996	157.3%
Total net sales and operating revenues	$1,955,467	$858,870	127.7%	$365,148	135.2%
Gross profit (incl. Gift):
Used vehicle gross profit	$94,319	$32,806	187.5%	$5,944	451.9%
Wholesale vehicle gross profit	5,552	1,845	200.9%	257	617.9%
Other gross profit (1)	96,838	33,440	189.6%	12,996	157.3%
Total gross profit	$196,709	$68,091	188.9%	$19,197	254.7%
Gross profit ex-Gift: (3)
Used vehicle gross profit ex-Gift	$98,189	$32,806	199.3%	$5,944	451.9%
Wholesale vehicle gross profit ex-Gift	5,685	1,845	208.1%	257	617.9%
Other gross profit (1)	96,838	33,440	189.6%	12,996	157.3%
Total gross profit ex-Gift	$200,712	$68,091	194.8%	$19,197	254.7%
Market information:
Markets, beginning of period	44	21	109.5%	9	133.3%
Market launches	41	23	78.3%	12	91.7%
Markets, end of period	85	44	93.2%	21	109.5%
Unit sales information:
Used vehicle unit sales	94,108	44,252	112.7%	18,761	135.9%
Wholesale vehicle unit sales	15,125	6,509	132.4%	2,651	145.5%
Per unit selling prices:
Used vehicles	$18,968	$18,009	5.3%	$18,229	(1.2)%
Wholesale vehicles	$4,865	$4,381	11.0%	$3,834	14.3%
Per unit gross profit (incl. Gift): (2)
Used vehicle gross profit	$1,002	$741	35.2%	$317	133.8%
Wholesale vehicle gross profit	$367	$283	29.7%	$97	191.8%
Other gross profit	$1,029	$756	36.1%	$693	9.1%
Total gross profit	$2,090	$1,539	35.8%	$1,023	50.4%
Per unit gross profit ex-Gift: (2)(3)
Used vehicle gross profit ex-Gift	$1,043	$741	40.8%	$317	133.8%
Wholesale vehicle gross profit ex-Gift	$376	$283	32.9%	$97	191.8%
Other gross profit	$1,029	$756	36.1%	$693	9.1%
Total gross profit ex-Gift	$2,133	$1,539	38.6%	$1,023	50.4%
(1) Includes $25,572, $8,947 and $460 of other sales and revenues from related parties for the years ended December 31, 2018, 2017 and 2016, respectively.
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.
(3) Ex-Gift amounts exclude the expense related to the 100k Milestone Gift. See "Non-GAAP Financial Metrics" for a reconciliation to the most directly comparable GAAP-based measure, when applicable.

Used Vehicle Sales

Fiscal 2018 Versus 2017. Used vehicle sales increased by $988.1 million to $1,785.0 million during the year ended December 31, 2018 compared to $796.9 million during the year ended December 31, 2017. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 94,108 from 44,252 during the years ended December 31, 2018 and 2017, respectively. The increase in units sold was driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness and customer referrals. The increase in unit sales was also driven by growth to 85 markets as of December 31, 2018 from 44 markets as of December 31, 2017. We anticipate that unit sales will continue to grow as we increase penetration in existing markets and continue to launch new markets. In addition, the average selling price of our retail units sold increased to $18,968 in the year ended December 31, 2018 from $18,009 in the prior year, due primarily to a shift in inventory mix.

Fiscal 2017 Versus 2016. Used vehicle sales increased by $454.9 million to $796.9 million during the year ended December 31, 2017 compared to $342.0 million during the year ended December 31, 2016. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 44,252 from 18,761 during the years ended December 31, 2017 and 2016, respectively. The increase in unit sales was driven in part by growth to 44 markets as of December 31, 2017 from 21 markets as of December 31, 2016. The increase in units sold was also driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness, and customer referrals. The average selling price of our retail units sold decreased to $18,009 in the year ended December 31, 2017 from $18,229 in the prior year. We believe average selling prices declined primarily due to our shift in inventory mix as well as a small increase in average days to sale.

Wholesale Vehicle Sales

Fiscal 2018 Versus 2017. Wholesale vehicle sales increased by $45.1 million to $73.6 million during the year ended December 31, 2018, compared to $28.5 million during the year ended December 31, 2017. We primarily obtain our wholesale inventory by acquiring vehicles from customers. As our retail unit sales have increased, so have the trade-ins we receive. Moreover, during the year ended December 31, 2018, we also acquired more vehicles from customers who did not purchase a retail unit from us. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased. In addition, the average selling price of our wholesale units sold increased to $4,865 during the year ended December 31, 2018 from $4,381 during the year ended December 31, 2017, due primarily to the mix of vehicles acquired from customers.

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

Other Sales and Revenues

Fiscal 2018 Versus 2017. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and sales of GAP waiver coverage. Other sales and revenues increased by $63.4 million to $96.8 million during the year ended December 31, 2018, compared to $33.4 million during the year ended December 31, 2017. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales. The increase also includes fees totaling approximately $6.3 million that we received during the year ended December 31, 2018 for structuring and participating in sales of pools of finance receivables that were executed to effect refinancings.

Fiscal 2017 Versus 2016. Other sales and revenues increased by $20.4 million to $33.4 million during the year ended December 31, 2017, compared to $13.0 million during the year ended December 31, 2016. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales. During the year ended December 31, 2016, VSC commission revenues were primarily administered by a third party whereas during the year ended December 31, 2017, all VSC sales were administered by DriveTime.

Used Vehicle Gross Profit

Fiscal 2018 Versus 2017. Used vehicle gross profit, including Gift, increased by $61.5 million to $94.3 million during the year ended December 31, 2018, compared to $32.8 million during the year ended December 31, 2017. Used vehicle gross profit ex-Gift, which excludes the impact of the 100k Milestone Gift on cost of sales, increased by $65.4 million to $98.2 million during the year ended December 31, 2018, compared to $32.8 million during the ended December 31, 2017. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit, including Gift, and used vehicle gross profit per unit ex-Gift to $1,002 and $1,043, respectively, for the year ended December 31, 2018 compared to $741 for the year ended December 31, 2017. The per unit increase was primarily driven by the decrease in average days to sale to 64 days during the year ended December 31, 2018 from 91 days in the previous year.

Fiscal 2017 Versus 2016. Used vehicle gross profit increased by $26.9 million to $32.8 million during the year ended December 31, 2017, compared to $5.9 million during the year ended December 31, 2016. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $741 for the year ended December 31, 2017 compared to $317 for the year ended December 31, 2016. The increase was driven by enhancements in our proprietary vehicle purchasing and pricing technology, better inventory management and cost efficiencies in the transportation and reconditioning of our vehicles. Used vehicle gross profit, including Gift, equaled used vehicle gross profit ex-Gift for each of the years ended December 31, 2017 and December 31, 2016 because the 100k Milestone Gift began in the second half of 2018.

Wholesale Vehicle Gross Profit

Fiscal 2018 Versus 2017. Wholesale vehicle gross profit, including Gift, increased by $3.7 million to $5.6 million during the year ended December 31, 2018, compared to $1.8 million during the year ended December 31, 2017. Wholesale vehicle gross profit ex-Gift, which excludes the impact of the 100k Milestone Gift on cost of sales, increased by $3.8 million to $5.7 million during the year ended December 31, 2018, compared to $1.8 million during the year ended December 31, 2017. This increase was driven primarily by an increase in wholesale units sold to 15,125 during the year ended December 31, 2018 from 6,509 in the prior year, along with an increase in wholesale vehicle gross profit per wholesale unit, including Gift, and wholesale vehicle gross profit per wholesale unit ex-Gift to $367 and $376, respectively, for the year ended December 31, 2018 compared to $283 for the year ended December 31, 2017.

Fiscal 2017 Versus 2016. Wholesale vehicle gross profit increased by $1.6 million to $1.8 million during the year ended December 31, 2017, compared to $0.3 million during the year ended December 31, 2016. This increase was driven primarily by an increase in wholesale units sold to 6,509 from 2,651 and an increase in gross profit per wholesale unit to $283 for the year ended December 31, 2017 from $97 for the year ended December 31, 2016. Wholesale vehicle gross profit, including Gift, equaled wholesale vehicle gross profit ex-Gift for each of the years ended December 31, 2017 and December 31, 2016 because the 100k Milestone Gift began in the second half of 2018.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Years Ended December 31,
	2018	2017	2016

	(in thousands)
Compensation and benefits (1)	$131,714	$76,715	$37,220
100k Milestone Gift	7,818	—	—
Advertising expense	111,229	55,697	26,988
Market occupancy costs (2)	12,097	6,222	1,768
Logistics (3)	35,197	14,384	8,350
Other costs (4)	127,203	70,382	34,350
Total	$425,258	$223,400	$108,676

(1) Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales, those related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets, and those related to the 100k Milestone Gift.
(2) Market occupancy costs includes occupancy costs of our vending machines and hubs. It excludes occupancy costs related to reconditioning vehicles which are included in cost of sales and the portion related to corporate occupancy which are included in other costs.
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

Fiscal 2018 Versus 2017. Selling, general and administrative expenses increased by $201.9 million to $425.3 million during the year ended December 31, 2018 compared to $223.4 million during the year ended December 31, 2017. The increase was partially due to an increase in compensation and benefits of $55.0 million during the year ended December 31, 2018, which was primarily driven by expansion of our logistics and last-mile delivery network, as well as growth in our operations and technology teams. In addition, during the year ended December 31, 2018, the first two tranches of the 100k Milestone Gift occurred resulting in $7.8 million of compensation expense within selling, general and administrative expense, which is presented separately above, compared to none during the year ended December 31, 2017.

The increase in selling, general and administrative expenses was also partially due to an increase in advertising expense of $55.5 million to $111.2 million during the year ended December 31, 2018 compared to $55.7 million during the year ended December 31, 2017 primarily due to an increase in national television advertising and number of markets. Market occupancy, logistics and other costs also increased during the year ended December 31, 2018 compared to the prior year primarily due to an increase in number of markets.

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

Interest Expense

Fiscal 2018 Versus 2017. Interest expense increased by $17.4 million to $25.0 million during the year ended December 31, 2018 compared to $7.7 million during the year ended December 31, 2017. The increase is primarily due to incurring $8.6 million of interest expense on the outstanding balance of the Senior Notes we issued in September 2018 during the year ended December 31, 2018. The increase in interest expense year over year is also partially due to increasing our borrowings under our

Floor Plan Facility to expand the inventory we make available to customers. The remaining increase is due to an increase in interest expense incurred on capital and finance leases and other long-term debt entered into throughout 2017 and 2018.

Fiscal 2017 Versus 2016. Interest expense increased by $4.1 million to $7.7 million during the year ended December 31, 2017 compared to $3.6 million during the year ended December 31, 2016. The increase in interest expense is partially due to the increase in the outstanding balance on our Floor Plan Facility. In addition, we incurred $1.4 million during the year ended December 31, 2017 related to the Verde Credit Facility, including a commitment fee and interest expense incurred on the outstanding balance. Total borrowings of $35.0 million under the Verde Credit Facility were repaid in full with the proceeds of our IPO and the facility was terminated.

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

Gross Profit ex-Gift and Gross Profit per Unit ex-Gift

Gross Profit ex-Gift and Gross Profit per Unit ex-Gift are non-GAAP supplemental measures of operating performance that do not represent and should not be considered an alternative to gross profit, as determined by GAAP. Gross Profit ex-Gift is defined as gross profit before compensation expense related to the 100k Milestone Gift included in cost of sales. Gross Profit per Unit ex-Gift is Gross Profit ex-Gift divided by units sold. We use Gross Profit ex-Gift to measure the operating performance of our business and Gross Profit per Unit ex-Gift to measure our operating performance relative to our units sold. We believe that Gross Profit ex-Gift and Gross Profit per Unit ex-Gift are useful measures to us and to our investors because they exclude the expense associated with the 100k Milestone Gift recognized in cost of sales. We expect the 100k Milestone Gift to be a one-time award program for which we will recognize varying amounts of expense beginning in the second half of 2018 and continuing through the first half of 2020, and therefore we believe the related expense does not reflect our core operations, is not included in our past operations, and may not be indicative of our future operations. Additionally, the shares issued to settle the 100k Milestone Gift are offset by share contributions from Mr. Garcia to the Company, therefore we expect the impact on shares outstanding to be nearly zero. We believe that excluding it enables us to more effectively evaluate our performance period-over-period and relative to our competitors.

A reconciliation of the Gross Profit ex-Gift amounts to each corresponding gross profit amount, which are the most directly comparable GAAP measures and include expenses attributable to the 100k Milestone Gift, and calculations of each Gross Profit per Unit ex-Gift amount are as follows (dollars in thousands, except per unit amounts):

	Years Ended December 31,
	2018	2017	2016
Used vehicle gross profit	$94,319	$32,806	$5,944
100k Milestone Gift in used vehicle cost of sales	3,870	—	—
Used Vehicle Gross Profit ex-Gift	$98,189	$32,806	$5,944

Used vehicle unit sales	94,108	44,252	18,761
Used Vehicle Gross Profit per Unit ex-Gift	$1,043	$741	$317

Wholesale vehicle gross profit	$5,552	$1,845	$257
100k Milestone Gift in wholesale vehicle cost of sales	133	—	—
Wholesale Vehicle Gross Profit ex-Gift	$5,685	$1,845	$257

Wholesale vehicle unit sales	15,125	6,509	2,651
Wholesale Vehicle Gross Profit per Unit ex-Gift	$376	$283	$97

Total gross profit	$196,709	$68,091	$19,197
100k Milestone Gift in total cost of sales	4,003	—	—
Total Gross Profit ex-Gift	$200,712	$68,091	$19,197

Used vehicle unit sales	94,108	44,252	18,761
Total Gross Profit per Unit ex-Gift	$2,133	$1,539	$1,023

EBITDA ex-Gift and EBITDA Margin ex-Gift

EBITDA ex-Gift and EBITDA Margin ex-Gift are non-GAAP supplemental measures of operating performance that do not represent and should not be considered an alternative to net loss or cash flow from operations, as determined by GAAP. EBITDA ex-Gift is defined as net loss before interest expense, income tax expense, depreciation and amortization expense, and the compensation expense related to the 100k Milestone Gift. EBITDA Margin ex-Gift is EBITDA ex-Gift as a percentage of total revenues. We use EBITDA ex-Gift to measure the operating performance of our business and EBITDA Margin ex-Gift to measure our operating performance relative to our total revenues. We believe that EBITDA ex-Gift and EBITDA Margin ex-Gift are useful measures to us and to our investors because they exclude certain financial and capital structure items and the expense associated with the 100k Milestone Gift that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. In particular, we expect the 100k Milestone Gift to be a one-time award program for which we will recognize varying amounts of expense beginning in the second half of 2018 and continuing through the first half of 2020, and therefore we believe the related expense does not reflect our core operations, is not included in our past operations, and may not be indicative of our future operations. Additionally, the shares issued to settle the 100k Milestone Gift are offset by share contributions from Mr. Garcia to the Company, therefore we expect the impact on shares outstanding to be nearly zero. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. EBITDA ex-Gift and EBITDA Margin ex-Gift may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations. A reconciliation of EBITDA ex-Gift to net loss which includes 100k Milestone Gift expense and is the most directly comparable GAAP measure, and calculation of EBITDA Margin ex-Gift is as follows (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Net loss	$(254,745)	$(164,316)	$(93,112)
Depreciation and amortization expense	23,539	11,568	4,658
Interest expense	25,018	7,659	3,587
100k Milestone Gift	11,821	—	—
EBITDA ex-Gift	$(194,367)	$(145,089)	$(84,867)

Total revenues	$1,955,467	$858,870	$365,148
EBITDA Margin ex-Gift	(9.9)%	(16.9)%	(23.2)%

Adjusted Net Loss and Adjusted Net Loss per Share

Adjusted net loss represents net loss attributable to Carvana Co. assuming the full exchange of all outstanding LLC Units for shares of Class A common stock and excluding the compensation expense associated with the 100k Milestone Gift. Adjusted net loss per share is calculated by dividing adjusted net loss by the weighted-average shares of Class A common stock outstanding assuming (i) the full exchange of all outstanding LLC Units, (ii) shares issued in the IPO were outstanding for the entire period presented and (iii) outstanding LLC Units immediately following the Organizational Transactions related to our IPO, including conversion of the Class C Redeemable Preferred Units, were outstanding for all periods prior to the IPO.

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

A reconciliation of adjusted net loss to net loss attributable to Carvana Co., the most directly comparable GAAP measure, and the computation of adjusted net loss per share are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss attributable to Carvana Co.	$(61,754)	$(62,841)	$(93,112)
Net loss attributable to non-controlling interests	(192,991)	(101,475)	—
Dividends on Class A convertible preferred stock	(4,206)	(413)	—
Accretion of beneficial conversion feature on Class A convertible preferred stock	(1,380)	(1,237)	—
100k Milestone Gift	11,821	—	—
Adjusted net loss attributable to Carvana Co. Class A common stock	$(248,510)	$(165,966)	$(93,112)

Denominator:
Weighted-average shares of Class A common stock outstanding(1)(3)	30,043	15,241	15,000
Adjustments:
Weighted-average assumed exchange of LLC Units for shares of Class A common stock (2)	113,722	121,618	121,760
Adjusted shares of Class A common stock outstanding	143,765	136,859	136,760
Adjusted net loss per share	$(1.73)	$(1.21)	$(0.68)

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
(3) Excludes approximately 0.8 million and 0.4 million nonvested restricted stock awards and units outstanding at December 31, 2018 and 2017, respectively, and 0.9 million and 0.8 million vested and nonvested stock options outstanding at December 31, 2018 and 2017, respectively, because they were determined to be anti-dilutive.

Liquidity and Capital Resources

General

Our principal sources of liquidity are cash generated from our operations and from financing activities. Cash generated from operating activities primarily includes cash derived from the sale of used retail vehicles, the sale of wholesale vehicles and proceeds from the sale of loans originated in connection with the sale of used vehicles. Cash generated from our financing activities primarily includes proceeds from the sale of Class A common stock in our IPO in 2017 and follow-on offering in 2018, proceeds from the issuance of senior unsecured notes in 2018, proceeds from the sale of Class A Convertible Preferred Stock in 2017, net proceeds from our Floor Plan Facility (defined below), proceeds from issuance of other long-term debt and sales of Class C Preferred Units throughout 2015 and 2016.

We have incurred losses each year from inception through December 31, 2018, and expect to incur additional losses in the future. Our ability to service our debt and fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. On November 2, 2018, we amended the Floor Plan Facility to increase the capacity to $650.0 million and extend the maturity date to October 31, 2020, to finance more vehicle inventory purchases. As of December 31, 2018, we sell finance receivables under multiple agreements. We plan to extend or enter into new agreements to sell finance receivables to third parties prior to the expiration of the agreements. We believe that our existing sources of liquidity including future debt and equity financing will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion into new markets, construction of vending machines and inspection and reconditioning centers and the timing and extent of our spending to support our technology and software development efforts. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Floor Plan Facility

We have a floor plan facility with a lender to finance our used vehicle inventory, which is secured by substantially all of our assets, other than our interests in real property (the "Floor Plan Facility"). We most recently amended the Floor Plan Facility in November 2018 to, among other things, extend the maturity date to October 31, 2020, increase the available capacity to $650.0 million from $350.0 million, and lower the annual interest rate to one-month LIBOR plus 3.40%, a decrease from the previous rate of one-month LIBOR plus 3.65%. The Floor Plan Facility requires monthly interest payments on borrowings under the Floor Plan Facility and that at least 5% of the total principal amount owed to the lender is held as restricted cash.

Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory, unless customers financed the purchase by originating an automotive finance receivable. For used vehicle sales involving financing originated by us and sold under a certain master purchase and sale agreement or master transfer agreement, the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one business day following the sale of the related finance receivable. With respect to such used vehicle sales involving financing that are not sold under such agreements, the lender agreed to extend repayment of the advance or the loan for such vehicles to the earlier of fifteen business days after the sale of the used vehicle or two business days following the sale or funding of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, we are permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts.

As of December 31, 2018, the interest rate on the Floor Plan Facility was approximately 5.90%, we had an outstanding balance under this facility of approximately $197.0 million, unused capacity of approximately $453.0 million of which approximately $253.6 million was available based on the borrowing base, and held approximately $9.8 million in restricted cash related to this facility. As of December 31, 2017, the interest rate on the Floor Plan Facility was 5.21%, we had an outstanding balance of approximately $248.8 million and held approximately $12.4 million in restricted cash related to this facility.

We had the following liquidity resources available as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$78,861	$172,680
Availability under Floor Plan Facility (1)	253,601	458
Availability under sale-leaseback agreements(2)(3)	77,359	47,240
Total liquidity resources available	$409,821	$220,378
(1) Based on pledging all eligible vehicles.
(2) Under the Master Sale-Leaseback Agreement, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. We are also party to other sale-leaseback arrangements.
(3) We have $132.4 million and $47.2 million of total unpledged gross real estate assets as of December 31, 2018 and 2017, respectively.

Senior Unsecured Notes

On September 21, 2018, we issued an aggregate of $350.0 million of our Senior Notes under an indenture entered into by and among us, each of the guarantors party thereto and U.S. Bank National Association, as trustee (the "Indenture"). The Senior Notes accrue interest at a rate of 8.875% per annum, which is payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2019. The Senior Notes mature on October 1, 2023, unless earlier repurchased or redeemed, and are guaranteed by our existing domestic restricted subsidiaries (other than our subsidiaries formed solely for the purpose of facilitating our sales of finance receivables, if any). We may redeem some or all of the Senior Notes on or after September 1, 2020 at redemption prices set forth in the Indenture, plus any accrued and unpaid interest to the redemption date. Prior to

September 1, 2020, we may redeem up to 35.0% of the aggregate principal amount of the Senior Notes at a redemption price equal to 108.875%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, we may, at our option, redeem some or all of the Senior Notes prior to October 1, 2020, by paying a make-whole premium plus any accrued and unpaid interest, to, but not including, the redemption date. If we experience certain change of control events, we must make an offer to purchase all of the Senior Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Indenture governing the Senior Notes contains restrictive covenants that limit our ability to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on our ability to make intercompany payments, pay dividends and make other distributions in respect of our capital stock, redeem or repurchase our capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of December 31, 2018, we were in compliance with all covenants. See Item 1A—Risk Factors.

The outstanding principal of the Senior Notes, net of unamortized debt issuance costs, was approximately $342.9 million as of December 31, 2018, of which $15.0 million of principal was held by Verde Investments, Inc., an affiliate of DriveTime ("Verde"). In connection with the issuance of these Senior Notes, Carvana Group amended its LLC agreement to create a class of non-convertible preferred units, which Carvana Co. purchased with its net proceeds from the issuance of these Senior Notes.

Notes Payable

We enter into promissory note and disbursement agreements to finance certain equipment for our transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of December 31, 2018, the outstanding principal of these notes had a weighted-average interest rate of 5.9% and totaled approximately $33.0 million, of which approximately $8.1 million is due within the next twelve months.

Finance Leases

Beginning in 2017, we have financed certain purchases and construction of our property and equipment through various sale and leaseback transactions. As of December 31, 2018, none of these transactions have qualified for sale accounting due to forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that expire in twenty years. Some of the agreements are subject to renewal options of up to twenty years and some are subject to base rent increases throughout the term. As of December 31, 2018, the outstanding liability associated with these sale and leaseback arrangements, net of debt issuance costs, is approximately $44.4 million.

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

As of December 31, 2017, approximately $19.2 million of our finance leases were through the MSLA. Throughout 2018 we continued to sell and leaseback additional properties under the MSLA. However, by December 20, 2018, we repurchased all properties under the MSLA for a price of approximately $28.8 million. As of December 31, 2018, we may sell and lease back $75.0 million of our property and equipment under the MSLA.

Capital Leases

Beginning in August 2018, we have entered into capital leases to finance certain equipment for our transportation fleet. The leases have a weighted average fixed annual interest rate of 5.4%, a five-year term and require monthly payments. As of December 31, 2018, the outstanding amount of the leases is approximately $16.2 million, of which $3.0 million is due within the next twelve months.

Credit Facility with Verde

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

Finance Receivables

Our customers can obtain vehicle financing directly on our website. Historically, we have entered into various arrangements to sell the finance receivables we originate. In December 2016, we entered into a master purchase and sale agreement (the "Purchase and Sale Agreement") and a master transfer agreement (the "2016 Master Transfer Agreement") pursuant to which we sell finance receivables meeting certain underwriting criteria to certain financing partners, including Ally Bank and Ally Financial (the "Ally Parties"). Through November 2017 under the Purchase and Sale Agreement and the 2016 Master Transfer Agreement, we could sell up to an aggregate of $375.0 million, and $292.2 million, respectively, in principal balances of finance receivables subject to adjustment as described in the respective agreements. On November 3, 2017, we amended the Purchase and Sale Agreement to increase the aggregate amount of principal balances of finance receivables we can sell from $375.0 million to $1.5 billion. Also on November 3, 2017, we terminated the remaining capacity under the 2016 Master Transfer Agreement and replaced this facility by entering into a new master transfer agreement (the "2017 Master Transfer Agreement") with a purchaser trust under which the trust has committed to purchase up to an aggregate of $357.1 million in principal balances of finance receivables.

On November 2, 2018, we amended the 2017 Master Transfer Agreement to, among other things and subject to the terms of the agreement, increase and extend the trust's commitment to purchase finance receivables from us. The trust's currently available financing following the amendment permits up to $454.5 million in principal balances of finance receivables to be purchased, and the 2017 Master Transfer Agreement's purchase commitment contemplates the purchaser securing up to three times the currently available financing in the aggregate. Also on November 2, 2018, we amended the Purchase and Sale Agreement to, among other things and subject to the terms of the agreement, commit the trust to purchase up to a maximum of $1.25 billion of principal balances of finance receivables during the remaining term of the agreement.

On August 7, 2018, in connection with a refinancing transaction discussed further below, we purchased finance receivables we had previously sold under the 2017 Master Transfer Agreement and simultaneously entered into a transfer agreement with a purchaser trust under which the trust immediately purchased such finance receivables from us.

On December 21, 2018, we entered into a transfer agreement with a purchaser trust under which the trust purchased principal balances of finance receivables from us, a portion of which were related to a refinancing transaction, discussed further below (the "2018 Transfer Agreement").

During the year ended December 31, 2018, we sold approximately $733.4 million in principal balances of finance receivables under the Purchase and Sale Agreement, approximately $348.8 million in principal balances of finance receivables under the 2017 Master Transfer Agreement prior to the amendment in November, and approximately $115.0 million in principal balances of finance receivables under the 2018 Transfer Agreement, excluding those that were part of the refinancing transactions described below. As of December 31, 2018, there was approximately $1.1 billion of unused capacity under the Purchase and Sale Agreement. As of December 31, 2018, there was approximately $454.5 million of unused capacity under 2017 Master Transfer Agreement. During the year ended December 31, 2017, we sold approximately $343.6 million in principal balances of finance receivables under the Purchase and Sale Agreement, and an aggregate of approximately $163.7 million in principal balances of finance receivables under the 2016 and 2017 Master Transfer Agreements.

The total gain related to finance receivables sold to financing partners under the Master Purchase and Sale Agreement, the 2016 Master Transfer Agreement, 2017 Master Transfer Agreement, and the 2018 Transfer Agreement during the years ended

December 31, 2018, 2017 and 2016 was approximately $51.7 million, $21.7 million and $0.6 million, respectively. We also recognized gain on loan sales of approximately $6.6 million during the year ended December 31, 2016 related to the sale of approximately $230.0 million of principal balances of finance receivables under a separate agreement.

During the year ended December 31, 2018, we purchased finance receivables that we previously sold to a purchaser trust under the 2017 Master Transfer Agreement for a total price of approximately $387.4 million and immediately resold such finance receivables to other trusts with the same certificate holder for the same price under separate transfer agreements, one of which was the 2018 Transfer Agreement. Other than customary repurchase obligations, we are not obligated to, nor do we have a right to, purchase or sell finance receivables we have previously sold under the 2017 Master Transfer Agreement. These transactions completed in 2018 were entered into in connection with a refinancing by the trusts' certificate holder and were entered into independently from the terms of the 2017 Master Transfer Agreement. We received fees totaling approximately $6.3 million for structuring and participating in these transactions.

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

On December 5, 2017, we sold 100,000 shares of Class A Convertible Preferred Stock for net proceeds of approximately $98.5 million. We used the net proceeds for working capital and general corporate purposes. During the year ended December 31, 2018, all 100,000 shares of Convertible Preferred Stock were converted into approximately 5.1 million shares of Class A common stock. Simultaneously, and in connection with these conversions, 100,000 Convertible Preferred Units were canceled and Carvana Group issued approximately 6.3 million Class A Units to Carvana Co.

On September 21, 2018, we issued Senior Notes (as defined in "Liquidity and Capital Resources") and received approximately $342.5 million in proceeds, net of debt issuance costs. We used the net proceeds to purchase Class A Non-Convertible Preferred Units of Carvana Group, and Carvana Group intends to use the net proceeds for working capital and general corporate purposes.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(414,340)	$(199,924)	$(240,225)
Net cash used in investing activities	(150,338)	(78,490)	(39,539)
Net cash provided by financing activities	466,264	416,087	283,965
Net (decrease) increase in cash and cash equivalents	(98,414)	137,673	4,201
Cash, cash equivalents and restricted cash at beginning of period	187,123	49,450	45,249
Cash, cash equivalents and restricted cash at end of period	$88,709	$187,123	$49,450

Operating Activities

For the year ended December 31, 2018, net cash used in operating activities was $414.3 million, an increase of $214.4 million compared to net cash used in operating activities of $199.9 million for the year ended December 31, 2017. Significant changes impacting net cash used in operating activities comparing the years ended December 31, 2018 and 2017 are as follows:

•Our net loss was $254.7 million during the year ended December 31, 2018, an increase of $90.4 million from a net loss of $164.3 million during the year ended December 31, 2017 primarily due to an increase in selling, general and administrative expenses associated with our growth and expansion to additional markets.

•Net increase in vehicle inventory was $183.1 million during the year ended December 31, 2018 compared to $40.8 million during the year ended December 31, 2017, resulting in a $142.2 million increase in use of cash related to our efforts to increase and optimize our inventory levels.

•Net cash used by originations and proceeds of finance receivables was $13.5 million during the year ended December 31, 2018 compared to $1.9 million during the year ended December 31, 2017, resulting in an increase in use of cash of $11.6 million. This is primarily due to the timing of originations and subsequent sales.

These increases in uses of cash are partially offset by net cash inflows associated with the change in accounts payable and accrued liabilities of $66.5 million during the year ended December 31, 2018 as compared to $17.0 million during the year ended December 31, 2017, resulting in an increase to cash of $49.5 million year over year.

For the year ended December 31, 2017, net cash used in operating activities was $199.9 million, a decrease of $40.3 million compared to net cash used in operating activities of $240.2 million for the year ended December 31, 2016. Significant changes impacting net cash used in operating activities comparing the year ended December 31, 2017 and 2016 are as follows:

•Our net loss was $164.3 million during the year ended December 31, 2017, an increase of $71.2 million from a net loss of $93.1 million during the year ended December 31, 2016, primarily due to an increase in selling, general and administrative expenses associated with expansion to additional markets and expanding our corporate infrastructure.

•Net increase in vehicle inventory was $40.8 million during the year ended December 31, 2017, compared to a net increase in vehicle inventory of $117.5 million during the year ended December 31, 2016, resulting in a $76.6 million reduction in use of cash related to our efforts to optimize our inventory levels.

•Net cash used by originations and proceeds of finance receivables was $1.9 million during the year ended December 31, 2017 compared to a net use of $16.5 million during the year ended December 31, 2016, resulting in a reduction in use of cash of $14.6 million. This is primarily due to the timing of originations and subsequent sales.

•During the years ended December 31, 2017 and 2016, we made net repayments of $0.1 million and $19.6 million, respectively, to related parties. Thus, net cash payments associated with the change in our accounts payable to related parties decreased $19.5 million year over year.

Investing Activities

Cash used in investing activities was $150.3 million and $78.5 million during the years ended December 31, 2018 and 2017, respectively, an increase of $71.8 million. The increase relates to the increase in purchases of property and equipment of $65.2 million, reflecting the expansion of our business operations into new markets and construction of new vending machines and inspection and reconditioning centers.

Cash used in investing activities was $78.5 million and $39.5 million during the years ended December 31, 2017 and 2016, respectively, an increase of $39.0 million. The increase relates to the increase in purchases of property and equipment of $39.0 million, reflecting the expansion of our business operations into new markets and construction of new vending machines.

Financing Activities

Cash provided by financing activities was $466.3 million and $416.1 million during the years ended December 31, 2018 and 2017, respectively, an increase of $50.2 million. The net increase primarily relates to the following financing activities:

•Net proceeds of approximately $342.5 million from the issuance of our Senior Notes during the year ended December 31, 2018.

•Net proceeds from sales of equity decreased $132.6 million due to receipt of net proceeds from our follow-on offering of $172.3 million during the year ended December 31, 2018 compared to net proceeds from our IPO and the sale of Class A Convertible Preferred Stock totaling $304.9 million during the year ended December 31, 2017.

•Proceeds from and payments on the Floor Plan Facility increased by $898.9 million and $1.0 billion, respectively, resulting in a net decrease to sources of cash of $135.3 million related to this facility during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

•Proceeds from long-term debt net of payments, decreased by $16.9 million year over year, primarily due to repurchasing the properties outstanding under our Master Sale-Leaseback agreement during the year ended December 31, 2018.

Cash provided by financing activities was $416.1 million and $284.0 million during the years ended December 31, 2017 and 2016, respectively, an increase of $132.1 million. The net increase relates to the following significant financing activities:

•Net proceeds from sales of equity increased $142.9 million due to receipt of net proceeds from our IPO of $206.2 million and net proceeds from the sale of Class A Convertible Preferred Stock of $98.7 million during the year ended December 31, 2017 compared to net proceeds of $162.4 million from sales of Class C Preferred Units and payments of costs related to planned initial public offering of $0.4 million during the year ended December 31, 2016.

•Proceeds from and payments on the Floor Plan Facility increased by $538.6 million and $578.1 million, respectively, resulting in a net decrease to sources of cash of $39.5 million related to this facility during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Contractual Obligations and Commitments

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of December 31, 2018 (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Floor Plan Facility(1)	$196,963	$196,963	$—	$—	$—
Senior Notes(2)	350,000	—	—	350,000	—
Notes payable	33,015	8,149	18,085	6,781	—
Interest payments(2)(3)	162,229	34,479	65,045	62,705	—
Finance leases	80,251	3,566	7,158	7,446	62,081
Capital leases	16,154	2,985	6,472	6,697	—
Operating leases	74,207	8,306	15,589	11,910	38,402
Related party operating leases(4)	70,976	6,461	13,585	14,160	36,770
Real estate commitments(5)	58,898	58,898	—	—	—
Total	$1,042,693	$319,807	$125,934	$459,699	$137,253
(1) Represents the principal amounts outstanding as of December 31, 2018. Due to the uncertainty of forecasting the timing of expected variable interest rate payments, interest payment amounts are not included in the table. Borrowings under the Floor Plan Facility are generally payable within five days of the sale of the underlying vehicle or fifteen days of the sale of the finance receivable originated in connection with the sale of the vehicle. In either case, the payment is expected to be within one year of December 31, 2018.
(2) Includes amounts due to a related party, as further discussed in Note 8 — Debt Instruments, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(3) Represents fixed interest payments on our outstanding Senior Notes, notes payable and capital leases.
(4) Related party lease payments exclude rent payments due under the DriveTime Lease Agreement and the DriveTime Hub Lease Agreement for locations where we share space with DriveTime, as those are contingent upon the Company's utilization of the leased assets, and thus can vary, as further discussed in Note 6 — Related Party Transactions, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(5) Includes minimum remaining fixed payments related to vending machine and IRC construction contracts and excludes variable installation costs, which fluctuate based on actual completion time.

Fair Value Measurements

We report money market securities and certain receivables at fair value. See Note 15 — Fair Value of Financial Instruments, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which is incorporated into this item by reference.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to "Note 2 — Summary of Significant Accounting Policies" of the consolidated financial statements, appearing elsewhere in this document for more detailed information regarding our critical accounting policies.

Revenue Recognition

We adopted ASC 606, Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. Based on the manner in which we historically recognized revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of our revenue recognition and we recognized no cumulative effect adjustment upon adoption.

We sell used vehicles directly to our customers through our website. The price of used vehicles are set forth in the customer contracts at stand-alone selling prices which are agreed upon prior to delivery. We satisfy our performance obligation for used vehicle sales upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. We recognize revenue at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Our return policy allows customers to initiate a return during the first seven days after delivery. Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. The amount of consideration received for used vehicle sales includes noncash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received or financing has been arranged. Payments from customers that finance their purchases with third parties are typically due and collected within 30 days of delivery of the used vehicle. In future periods additional provisions may be necessary due to a variety of factors, including changing customer return patterns due to the maturation of the online vehicle buying market, macro- and micro-economic factors that could influence customer return behavior and future pricing environments. If these factors result in adjustments to sales returns, they could significantly impact our future operating results. Revenues exclude any sales taxes, title and registration fees, and other government fees that are collected from customers.

We also sell vehicles to wholesalers. These vehicles sold to wholesalers are primarily acquired from customers that do not meet our quality standards to list and sell through our website. We satisfy our performance obligation for wholesale vehicles sales when the wholesale purchaser obtains control of the underlying vehicle, which is upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. We recognize revenue at the amount we expect to receive for the used vehicle, which is the fixed price determined at the auction. The purchase price of the wholesale vehicle is typically due and collected within 30 days of delivery of the wholesale vehicle.

Customers purchasing used vehicles from us may enter into contracts for VSCs. We sell and receive a commission on VSCs under a master dealer agreement with DriveTime, pursuant to which we sell VSCs that DriveTime administers and is the obligor. We recognize commission revenue on VSCs at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations is estimated based upon historical experience and recent trends and is reflected as a reduction of other sales and revenues. Changes in these estimates are reflected as an adjustment to revenue in the period identified. Under the master dealer agreement with DriveTime, we are also contractually entitled to receive profit-sharing revenues based on the performance of the VSCs once a required claims period has passed. This is a form of variable consideration we recognize as revenue to the extent that it is probable that it will not result in a significant revenue reversal. We apply the expected value method, utilizing expected VSC performance based on historical claims and cancellation data from our customers, as well as other qualitative assumptions to estimate the amount we expect to receive. We reassess the estimate each reporting period with any changes reflected as an adjustment to other sales and revenues in the period identified. Profit-sharing payments will begin when the underlying VSCs reach a specified level of claims history. Our risk related to contract cancellations is limited to the commissions that we receive. Cancellations fluctuate depending on the customer-financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product. To the extent that actual experience differs from historical trends, there could be significant adjustments to our contract cancellation reserves. On December 9, 2016, we entered into a master dealer agreement with DriveTime, most recently amended on October 1, 2018, pursuant to which we sell VSCs that DriveTime administers. Prior to December 9, 2016, the VSCs were sold and administered by third parties.

Customers that finance their used vehicle purchases with us may enter into contracts to purchase GAP waiver coverage, which obligates whoever holds the underlying finance receivable to not attempt collection of a balance that is in excess of the value of the financed vehicle in the event of a total loss. The price of GAP waiver coverage is set forth in each contract. GAP waiver coverage is recognized as the performance obligation is satisfied over the period of coverage, generally on a straight-line basis over the expected period the outstanding balance of the related finance receivable will exceed the value of the financed vehicle, less a reserve for cancellations. The reserve for cancellations is estimated based upon historical experience and recent trends and is reflected as a reduction of other sales and revenues. Changes in these estimates are reflected as an adjustment to other sales and revenues in the period identified. Upon selling the corresponding finance receivable, we recognize any remaining deferred revenue. DriveTime administers a portion of the GAP waiver coverage contracts we sell to our customers. We also periodically arrange refinancing for our financing partners and earn a fee for structuring and participating the transaction, which we recognize upon completion.

Sales of finance receivables are recognized in accordance with ASC Topic 860, Transfers and Servicing of Financial Assets. ASC 860 states that a transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which the transferor surrenders control over those financial assets is accounted for as a sale only if all of the following conditions are met:

•The transferred financial assets have been isolated from the transferor - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.

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

Sales of automotive finance receivables are contingent on customers meeting certain underwriting standards established by the investors purchasing the related automotive finance receivable. To the extent that automotive finance receivables sold do not meet these underwriting standards we could potentially be required to repurchase the receivable which could have a significant impact on the amount of gain or loss on finance receivable sales previously recognized.

Finance Receivables

Finance receivables include installment contracts we originate to facilitate vehicle sales. We classify these receivables as held for sale, as we do not intend to hold the finance receivables we originate to maturity. We typically sell the finance receivables we originate. We record a valuation allowance to report finance receivables at the lower of unpaid principal balance or fair value. To determine the fair value of finance receivables we utilize industry-standard modeling, such as discounted cash flow analysis, factoring in our historical experience, the credit quality of the underlying receivables, loss trends and recovery rates, as well as the overall economic environment. For purposes of determining the valuation allowance, finance receivables are evaluated collectively to determine the allowance as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from historical trends, there could be significant adjustments to our valuation allowance. Principal balances of finance receivables are charged-off when we are unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible.

We have made certain representations related to the sales of finance receivables. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the receivables would be accrued if probable and estimable in accordance with ASC 450, Contingencies. Any such obligations are considered in our determination of the accounting for the transfers of the finance receivables under ASC Topic 860, Transfers and Servicing of Financial Assets.

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

Income Taxes

We account for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more likely than not that such assets will not be realized. In making the assessment under the more likely than not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. The assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods by jurisdiction, our experience with loss carryforwards not expiring unutilized and all tax-planning alternatives that may be available. A valuation allowance is recognized if under applicable accounting standards we determine it is more likely than not that our deferred tax assets would not be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

Our primary market risk exposure is changing LIBOR-based interest rates. We had total outstanding debt of $197.0 million under our variable Floor Plan Facility at December 31, 2018. Amounts outstanding under our Floor Plan Facility are generally due within one year and bear a variable interest rate of a fixed spread to the one-month LIBOR rate. At December 31, 2018, the applicable one-month LIBOR rate was 2.50%. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates would result in a change to annual interest expense of $2.0 million at December 31, 2018.

Our other long-term debt, consisting of our senior unsecured notes, notes payable and capital leases have fixed interest rates and terms, and as such, we consider the associated risk to our results of operations from changes in market rates of interest to be minimal.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carvana Co. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity / members’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2019 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Carvana Co.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carvana Co., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Phoenix, Arizona

February 27, 2019

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$78,861	$172,680
Restricted cash	9,848	14,443
Accounts receivable, net	33,120	14,105
Finance receivables held for sale, net	105,200	45,564
Vehicle inventory	412,243	227,446
Other current assets	23,582	15,480
Total current assets	662,854	489,718
Property and equipment, net	296,839	148,681
Intangible assets, net	8,869	—
Goodwill	9,353	—
Other assets, including $1,895 and $0, respectively, due from related parties	13,098	2,738
Total assets	$991,013	$641,137
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$117,524	$50,306
Accounts payable due to related party	3,891	1,802
Floor plan facility	196,963	248,792
Current portion of other long-term debt	11,133	5,131
Total current liabilities	329,511	306,031
Senior unsecured notes(1)	342,869	—
Other long-term debt, excluding current portion	82,480	48,469
Other liabilities	8,725	7,093
Total liabilities	763,585	361,593
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A Convertible Preferred Stock, $0.01 par value, $1,000 liquidation value per share - 0 and 100 shares authorized, issued and outstanding as of December 31, 2018 and 2017, respectively	—	97,127
Preferred stock, $.01 par value - 50,000 and 49,900 shares authorized, and none issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized, 41,208 and 18,096 shares issued and outstanding as of December 31, 2018 and 2017, respectively	41	18
Class B common stock, $0.001 par value - 125,000 shares authorized, 104,336 and 114,664 shares issued and outstanding as of December 31, 2018 and 2017, respectively	104	115
Additional paid in capital	147,916	41,375
Accumulated deficit	(74,653)	(12,899)
Total stockholders' equity attributable to Carvana Co.	73,408	125,736
Non-controlling interests	154,020	153,808
Total stockholders' equity	227,428	279,544
Total liabilities & stockholders' equity	$991,013	$641,137
(1) As of December 31, 2018, a related party held $15.0 million of the senior unsecured notes.

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Sales and operating revenues:
Used vehicle sales, net	$1,785,045	$796,915	$341,989
Wholesale vehicle sales	73,584	28,514	10,163
Other sales and revenues, including $25,572, $8,947 and $460, respectively, from related parties	96,838	33,441	12,996
Net sales and operating revenues	1,955,467	858,870	365,148
Cost of sales	1,758,758	790,779	345,951
Gross profit	196,709	68,091	19,197
Selling, general and administrative expenses	425,258	223,400	108,676
Interest expense, including $370, $1,382 and $0, respectively, to related parties	25,018	7,659	3,587
Other expense, net	1,178	1,348	46
Net loss before income taxes	(254,745)	(164,316)	(93,112)
Income tax provision	—	—	—
Net loss	(254,745)	(164,316)	(93,112)
Net loss attributable to non-controlling interests	(192,991)	(101,475)	—
Net loss attributable to Carvana Co.	(61,754)	(62,841)	(93,112)
Dividends on Class A convertible preferred stock	(4,206)	(413)	—
Accretion of beneficial conversion feature on Class A convertible preferred stock	(1,380)	(1,237)	—
Net loss attributable to Class A common stockholders	$(67,340)	$(64,491)	$(93,112)
Net loss per share of Class A common stock, basic and diluted (1)	$(2.24)	$(1.31)	$(0.68)
Weighted-average shares of Class A common stock, basic and diluted (1)(2)	30,043	15,241	15,000
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

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' DEFICIT
(In thousands)

		Class A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Members' Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2015	$(2,821)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Equity-based compensation expense	555	—	—	—	—	—	—	—	—	—	—
Accrued return on Class C Redeemable Preferred Units	(20,583)	—	—	—	—	—	—	—	—	—	—
Net loss	(93,112)	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2016	$(115,961)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Equity-based compensation expense prior to Organizational Transactions	158	—	—	—	—	—	—	—	—	—	—
Accrued return on Class C Redeemable Preferred Units	(9,439)	—	—	—	—	—	—	—	—	—	—
Net loss prior to Organizational Transactions	(49,942)	—	—	—	—	—	—	—	—	—	—
Conversion of Class C Redeemable Preferred Units for Class A Units	260,411	—	—	—	—	—	—	—	—	—	—
Effect of Organizational Transactions	(85,227)	—	—	—	—	117,236	117	(174,144)	—	259,254	85,227
Issuance of Class A common stock sold in initial public offering, net of underwriters' discounts and commissions and offering expenses	—	—	—	15,000	15	—	—	205,785	—	—	205,800
Issuance of Class A Convertible Preferred Stock, net of offering expenses	—	100	98,507	—	—	—	—	—	—	—	98,507
Beneficial conversion feature of Class A convertible preferred stock	—	—	(2,617)	—	—	—	—	2,617	—	—	—
Accretion of beneficial conversion feature on Class A convertible Preferred Stock	—	—	1,237	—	—	—	—	(1,237)	—	—	—
Preferred dividends	—	—	—	—	—	—	—	(413)	—	—	(413)
Net loss subsequent to Organizational Transactions	—	—	—	—	—	—	—	—	(12,899)	(101,475)	(114,374)
Exchanges of LLC Units	—	—	—	2,607	2	(2,572)	(2)	3,631	—	(3,631)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	—	20,523	—	—	20,523

Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis of Carvana Group	—	—	—	—	—	—	—	(20,523)	—	—	(20,523)
Adjustments to the non-controlling interests	—	—	—	—	—	—	—	340	—	(340)	—
Issuance of restricted stock awards, net of forfeitures	—	—	—	533	1	—	—	(1)	—	—	—
Restricted stock surrendered in lieu of withholding taxes	—	—	—	(47)	—	—	—	(704)	—	—	(704)
Options exercised		—	—	3				48			48
Equity-based compensation expense recognized subsequent to Organizational Transactions	—	—	—	—	—	—	—	5,453	—	—	5,453
Balance, December 31, 2017	$—	100	$97,127	18,096	$18	114,664	$115	$41,375	$(12,899)	$153,808	$279,544
Net loss	—	—	—	—	—	—	—	—	(61,754)	(192,991)	(254,745)
Issuance of Class A common stock sold in follow-on offering, net of underwriters' discounts and commissions and offering expenses	—	—	—	6,600	7	—	—	172,280	—	—	172,287
Adjustments to non-controlling interests related to follow-on offering	—	—	—	—	—	—	—	(132,375)	—	132,375	—
Issuance of LLC Units related to business acquisitions	—	—	—	—	—	—	—	—	—	9,981	9,981
Adjustment to non-controlling interests related to business acquisitions	—	—	—	—	—	—	—	1,297	—	(1,297)	—
Issuance of Class A common stock related to purchase of assets	—	—	—	10	—	—	—	536	—	—	536
Conversions of Class A Convertible Preferred Stock	—	(100)	(98,507)	5,077	5	—	—	98,502	—	—	—
Adjustment to non-controlling interests related to conversion of Class A Convertible Preferred Stock	—	—	—	—	—	—	—	(67,972)	—	67,972	—
Accretion of beneficial conversion feature on Class A Convertible Preferred Stock	—	—	1,380	—	—	—	—	(1,380)	—	—	—
Dividends on Class A Convertible Preferred Stock	—	—	—	—	—	—	—	(4,206)	—	—	(4,206)
Exchanges of LLC Units	—	—	—	11,331	11	(10,328)	(11)	15,828	—	(15,828)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	—	95,179	—	—	95,179
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	—	(95,179)	—	—	(95,179)

Contribution of Class A common stock from related party	—	—	—	(198)	—	—	—	—	—	—	—
Issuance of Class A common stock as restricted stock awards and to settle vested restricted stock units	—	—	—	327	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	(95)	—	—	—	(2,509)	—	—	(2,509)
Options exercised	—	—	—	60	—	—	—	795	—	—	795
Equity-based compensation expense	—	—	—	—	—	—	—	25,745	—	—	25,745
Balance, December 31, 2018	$—	—	$—	41,208	$41	104,336	$104	$147,916	$(74,653)	$154,020	$227,428

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net loss	$(254,745)	$(164,316)	$(93,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	23,539	11,568	4,658
Loss on disposal of property and equipment	575	958	—
Provision for bad debt and valuation allowance	1,917	1,375	1,348
Gain on loan sales, including $0, $0 and $269 from related parties, respectively	(51,729)	(21,697)	(7,446)
Equity-based compensation expense	24,095	5,611	555
Amortization and write-off of debt issuance costs	2,305	1,646	—
Originations of finance receivables	(1,259,539)	(529,153)	(224,169)
Proceeds from sale of finance receivables	1,633,519	527,265	269,262
Purchase of finance receivables	(387,445)	—	—
Proceeds from sale of finance receivables to related party	—	—	13,015
Purchase of finance receivables from related party	—	—	(74,589)
Changes in assets and liabilities:
Accounts receivable	(19,212)	(8,715)	(3,492)
Vehicle inventory	(183,068)	(40,839)	(117,468)
Other current assets	(7,291)	(6,605)	(7,157)
Other assets, including $1,895, $0 and $0 due from related parties, respectively	(4,958)	(1,019)	—
Accounts payable and accrued liabilities	66,461	16,986	17,922
Accounts payable to related party	2,089	(82)	(19,552)
Other liabilities	(853)	7,093	—
Net cash used in operating activities	(414,340)	(199,924)	(240,225)
Cash Flows from Investing Activities:
Purchases of property and equipment	(143,668)	(78,490)	(39,539)
Business acquisitions, net of cash acquired	(6,670)	—	—
Net cash used in investing activities	(150,338)	(78,490)	(39,539)
Cash Flows from Financing Activities:
Proceeds from floor plan facility	1,848,051	949,144	410,562
Payments on floor plan facility	(1,899,880)	(865,665)	(287,551)
Proceeds from issuance of senior unsecured notes, including $25,000(1), $0, and $0 from related parties, respectively	350,000	—	—
Proceeds from Verde Credit Facility	—	35,000	—
Payments on Verde Credit Facility	—	(35,000)	—
Proceeds from long-term debt	49,063	32,698	—
Payments on long-term debt	(35,522)	(2,259)	(284)
Payments of debt issuance costs, including $0, $1,000 and $0 to related parties, respectively	(11,390)	(2,055)	(728)
Net proceeds from issuance of Class A common stock	172,287	206,198	(398)
Net proceeds from issuance of Class A Convertible Preferred Stock	(12)	98,682	—
Proceeds from exercise of stock options	795	48	—
Tax withholdings related to restricted stock awards	(2,509)	(704)	—
Proceeds from issuance of Class C redeemable preferred units	—	—	162,446
Class C redeemable preferred units issuance costs	—	—	(82)
Dividends paid	(4,619)	—	—
Net cash provided by financing activities	466,264	416,087	283,965
Net (decrease) increase in cash and cash equivalents	(98,414)	137,673	4,201
Cash, cash equivalents and restricted cash at beginning of period	187,123	49,450	45,249
Cash, cash equivalents and restricted cash at end of period	$88,709	$187,123	$49,450
(1) A related party initially acquired $25.0 million of the senior unsecured notes, of which it subsequently disposed of $10.0 million, and held $15.0 million as of December 31, 2018.

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub (collectively, "Carvana Co.") together with its consolidated subsidiaries (the "Company") is a leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing and a simple, no pressure transaction. Using the website, customers can complete all phases of a used vehicle purchase transaction including financing their purchase, trading in their current vehicle and purchasing complementary products such as vehicle service contracts and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

Organization and Initial Public Offering

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016, for the purpose of completing an initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Carvana Group, except the Company's senior unsecured notes which were issued by Carvana Co. and guaranteed by its and Carvana Group's existing domestic restricted subsidiaries.

Carvana Group was formed as a limited liability company by DriveTime Automotive Group, Inc. (together with its subsidiaries and affiliates "DriveTime") and commenced operations in 2012. Prior to November 1, 2014, Carvana Group was a wholly-owned subsidiary of DriveTime. On November 1, 2014 (the "Distribution Date"), DriveTime distributed its member units in Carvana Group to the unit holders of DriveTime on a pro rata basis (the "Distribution"). Carvana Group accounted for the Distribution as a spinoff transaction in accordance with ASC 505-60, Equity - Spinoffs and Reverse Spinoffs and reflected assets and liabilities before and after the Distribution Date at their historical basis.

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

Also in connection with the IPO, the Company completed the following organizational transactions (the "Organizational Transactions"):

•Carvana Group amended and restated its limited liability company operating agreement (the "LLC Agreement") to, among other things, (i) eliminate a class of preferred membership interests, (ii) provide for two classes of common ownership interests in Carvana Group held by the then-existing holders of LLC units (the "Original LLC Unitholders" and together with any holders of LLC units issued subsequent to the IPO, the "LLC Unitholders") consisting of Class B common units (the "Class B Units") and Class A common units (the "Class A Units"), and (iii) appoint Carvana Co. as the sole manager of Carvana Group;

•Carvana Co. amended and restated its certificate of incorporation to authorize (i) 50.0 million shares of Preferred Stock, par value $0.01 per share, (ii) 500.0 million shares of Class A common stock, par value $0.001 per share, and (iii) 125.0 million shares of Class B common stock, par value $0.001 per share. Each share of Class A common stock generally entitles its holder to one vote on all matters to be voted on by stockholders. Each share of Class B common stock held by Ernest Garcia II, Ernest Garcia III and entities controlled by one or both of them (collectively, the "Garcia Parties") generally entitles its holder to ten votes on all matters to be voted on by stockholders. All other shares of Class B common stock generally entitle their holders to one vote per share on all matters to be voted on by stockholders;

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
•Carvana Group converted its outstanding Class C Redeemable Preferred Units into approximately 43.1 million Class A Units;

•Carvana Co. issued approximately 117.2 million shares of Class B common stock to holders of Class A Units, on a four-to-five basis with the number of Class A Units they owned, for nominal consideration; and,

•Carvana Co. transferred approximately 0.2 million Class A Units to Ernest Garcia II in exchange for his 0.1% ownership interest in Carvana, LLC, a majority-owned subsidiary of Carvana Group.

In accordance with the LLC Agreement, Carvana Co. has all management powers over the business and affairs of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. Class A Units and Class B Units (the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of December 31, 2018, Carvana Co. owned approximately 27.2% of Carvana Group and the LLC Unitholders owned the remaining 72.8%.

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

Convertible Preferred Stock

On December 5, 2017, Carvana Co. amended and restated its certificate of incorporation to authorize 100,000 shares of Class A Convertible Preferred Stock, with an initial stated value of $1,000 per share and a par value of $0.01 per share (the "Convertible Preferred Stock") and, effective December 5, 2017, Carvana Group amended its LLC Agreement to, among other things, create a class of convertible preferred units. On December 5, 2017, Carvana Co. sold 100,000 shares of Convertible Preferred Stock for net proceeds of approximately $98.5 million, which it used to purchase 100,000 newly-issued convertible preferred units of Carvana Group (the "Convertible Preferred Units") at a price per unit equal to the initial stated value of the Convertible Preferred Stock less issuance costs. During the year ended December 31, 2018, all 100,000 shares of Convertible Preferred Stock were converted into approximately 5.1 million shares of Class A common stock. Simultaneously, and in connection with these conversions, Carvana Group converted Carvana Co.'s 100,000 Convertible Preferred Units into approximately 6.3 million Class A Units.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All intercompany balances and transactions have been eliminated.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary. The Company reviews subsidiaries and affiliates, as well as other entities, to determine if they should be considered variable interest entities, and whether it should change the consolidation determinations based on changes in their characteristics. The Company considers an entity a VIE if its equity investors own an interest therein that lacks the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or if the entity is structured with non-substantive voting interests. To determine whether or not the entity is consolidated with the Company’s results, the Company also evaluates which interests are variable interests in the VIE and which party is the primary beneficiary of the VIE.

Liquidity

The accompanying consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred losses each year from inception through December 31, 2018, and expects to incur additional losses in the future. As the Company continues to grow into new markets, build vending machines and inspection and reconditioning centers and enhance technology and software development efforts, it needs access to substantial capital. From inception, the Company has primarily funded operations through the sale of Class A Units, the sale of Class C Redeemable Preferred Units, capital contributions from DriveTime, its IPO completed on May 3, 2017, for net proceeds of approximately $205.8 million, its follow-on offering completed on April 30, 2018, for net proceeds of approximately $172.3 million, its issuance of Class A Convertible Preferred Stock on December 5, 2017, for net proceeds of approximately $98.5 million, and the issuance of senior unsecured notes for net proceeds of approximately $342.5 million on September 21, 2018. The Company has historically funded vehicle inventory purchases through its Floor Plan Facility and had approximately $453.0 million available under its $650.0 million Floor Plan Facility that matures in October 2020 to fund future vehicle inventory purchases as of December 31, 2018, as described further in Note 8 — Debt Instruments. Further, the Company plans to increase the amount and maturity date of financing available to purchase vehicle inventory within the next year by amending its existing Floor Plan Facility or by entering into a new agreement. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as described in further detail in Note 8 — Debt Instruments. The Company has historically entered into various agreements under which it sells the finance receivables it originates to financing partners. As of December 31, 2018, the Company sells finance receivables under multiple agreements, as described in further detail in Note 7 — Finance Receivable Sale Agreements, that expire in November 2019, subject to each party's rights under the respective agreement. The Company plans to extend or enter into new agreements to sell its finance receivables to financing partners within the next year. Management believes that current working capital and expected continued inventory and capital expenditure financing is sufficient to fund operations for at least one year from the financial statement issuance date.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Comprehensive Loss

During the years ended December 31, 2018, 2017 and 2016, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

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

Restricted Cash

The restricted cash includes the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding floor plan facility principal balance, as explained in Note 8 — Debt Instruments and, in previous periods, amounts held as restricted cash as required under letter of credit agreements, as explained in Note 14 — Commitments and Contingencies.

Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from customers and their finance providers. The allowance for doubtful accounts is estimated based upon historical experience, current economic conditions and other factors and is evaluated periodically. The allowance for doubtful accounts was approximately $0.4 million as of both December 31, 2018 and 2017.

Finance Receivables Held for Sale, Net

Finance receivables include installment contracts the Company originates to its customers to facilitate vehicle sales. The Company classifies these receivables as held for sale, as it does not intend to hold the finance receivables it originates to maturity. The Company typically sells the finance receivables it originates, as explained in Note 7 — Finance Receivable Sale Agreements. The Company records a valuation allowance to report finance receivables at the lower of unpaid principal balance or fair value. To determine the fair value of finance receivables the Company utilizes industry-standard modeling, such as discounted cash flow analysis, factoring in the Company’s historical experience, the credit quality of the underlying receivables, loss trends and recovery rates, as well as the overall economic environment. For purposes of determining the valuation allowance, finance receivables are evaluated collectively to determine the allowance as they represent a large group of smaller-balance homogeneous loans. The allowance was approximately $1.8 million and $0.9 million as of December 31, 2018 and 2017, respectively. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible.

The Company has made certain representations related to the sales of finance receivables. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the receivables would be accrued if probable and estimable in accordance with ASC 450, Contingencies. Any such obligations are considered in the Company's determination of the accounting for the transfers of the finance receivables under ASC Topic 860, Transfers and Servicing of Financial Assets.

Vehicle Inventory

Vehicle inventory consists of used vehicles, primarily acquired at auction. Direct and indirect vehicle reconditioning costs including parts and labor, inbound transportation costs and other incremental overhead costs are capitalized as a component of inventory. Inventory is stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent market resources. Each reporting period the Company recognizes any necessary adjustments to reflect

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
vehicle inventory at the lower of cost or net realizable value through cost of sales in the accompanying consolidated statements of operations.

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

The Company capitalizes direct costs of materials and services consumed in developing or obtaining internal-use software. The Company also capitalizes payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use, to the extent of the time spent directly on the project. Capitalization of costs begins during the application development stage and ends when the software is available for general use. Costs incurred during the preliminary project and post-implementation stages are charged to expense as incurred.

Depreciation and amortization are computed using the straight-line method over the lesser of the remaining lease term or the following estimated useful lives:

Buildings and improvements	5-30 years
Transportation fleet equipment	3-8 years
Software	3 years
Furniture, fixtures and equipment	3-5 years

Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company compares the sum of estimated undiscounted future cash flows expected to result from the use of the asset to the carrying value of the asset. When the carrying value of the asset exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by the which the carrying value of the asset exceeds the fair value of the asset. The Company recorded no impairment charges during the years ended December 31, 2018, 2017 and 2016. See Note 3 — Property and Equipment, Net for additional information on property and equipment.

Goodwill and Intangible Assets

Intangible assets are recognized and recorded at their acquisition date fair values. Definite-lived intangible assets consist of developed technology, customer relationships and non-compete agreements and are amortized on a straight-line basis over their estimated useful lives. The Company determined the useful lives of its definite-lived intangible assets based on multiple factors including technological obsolescence, the make-up of the acquired customer base and expected attrition, and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically reassesses the useful lives of its definite-lived intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Definite-lived intangible assets are tested at least annually or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment charges related to intangible assets were recognized during the years ended December 31, 2018, 2017 or 2016.

Goodwill represents the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized but is tested at least annually or more frequently when events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all of its operations when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2018, 2017 or 2016.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Finance Leases

The Company finances certain purchases and construction of its property and equipment through various sale-and-leaseback transactions that do not qualify for sale accounting due to forms of continuing involvement. Accordingly, the Company records the assets subject to these transactions within property and equipment and the sales proceeds as finance leases within long-term debt in the accompanying consolidated balance sheets. Required monthly payments, less the portion considered to be interest expense, reduce the corresponding liabilities. See Note 8 — Debt Instruments for additional information on finance leases.

Other Current Assets

Other current assets consist of various items, including, among other items, software licenses and subscriptions, prepaid expenses, debt issuance costs on revolving debt instruments, deposits and commitment fees related to the Company's finance receivable sale agreements. As further discussed below, in connection with adopting ASC 606, Revenue from Contracts with Customers, beginning on January 1, 2018, other current assets also includes the reserve for estimated vehicle inventory returns.

Other Assets

Other assets consist of various items, including, among other items, the purchase price adjustment receivable based on the performance of the Company's finance receivables, the receivable related to the excess cash reserves over realized claims of VSCs, deposits and debt issuance costs on revolving debt instruments.

Accrued Liabilities

Accrued liabilities consist of various items payable within one year, including, among other items, accruals for capital expenditures, sales tax, compensation and benefits, vehicle licenses and fees, interest expense and advertising expenses.

Other Liabilities

Other liabilities consist of various items payable beyond one year, including, among other items, the long-term portion of deferred rent. Other liabilities also include items to be recognized beyond one year, including the long-term portion of the tenant improvement allowance associated with the Company's corporate headquarters and the deferred tax liability associated with acquisitions of intangible assets.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. Based on the manner in which the Company historically recognized revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of its revenue recognition and the Company recognized no cumulative effect adjustment upon adoption.

Used Vehicle Sales

The Company sells used vehicles directly to its customers through its website. The prices of used vehicles are set forth in the customer contracts at stand-alone selling prices which are agreed upon prior to delivery. The Company satisfies its performance obligation for used vehicle sales upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. The Company recognizes revenue at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. The amount of consideration received for used vehicle sales includes noncash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received or financing has been arranged. Payments from customers that finance their purchases with third parties are typically due and collected within 30 days of delivery of the used vehicle. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

Other Sales and Revenues

Other sales and revenues include gains on the sales of finance receivables, commissions on vehicle service contracts ("VSCs"), GAP waiver coverage, and interest income received on finance receivables prior to selling them to investors.

Customers purchasing used vehicles from the Company may enter into contracts for VSCs. The Company sells and receives a commission on VSCs under a master dealer agreement with DriveTime, pursuant to which the Company sells VSCs that DriveTime administers and is the obligor. The Company recognizes commission revenue at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations is estimated based upon historical experience and recent trends and is reflected as a reduction of other sales and revenues. Changes in these estimates are reflected as an adjustment to revenue in the period identified. Under the master dealer agreement with DriveTime, the Company is also contractually entitled to receive profit-sharing revenues based on the performance of the VSCs once a required claims period has passed. This is a form of variable consideration the Company recognizes as revenue to the extent that it is probable that it will not result in a significant revenue reversal. The Company applies the expected value method, utilizing expected VSC performance based on historical claims and cancellation data from its customers, as well as other qualitative assumptions to estimate the amount it expects to receive. The Company reassess the estimate each reporting period with any changes reflected as an adjustment to other sales and revenues in the period identified. Profit-sharing payments will begin when the underlying VSCs reach a specified level of claims history. As of December 31, 2018, the Company had recognized approximately $1.9 million related to cumulative profit-sharing payments to which it expects to be entitled, which is included in other assets on the accompanying consolidated balance sheet.

Customers that finance their used vehicle purchases with the Company may enter into contracts to purchase GAP waiver coverage, which obligates whoever holds the underlying finance receivable to not attempt collection of a balance that is in excess of the value of the financed vehicle in the event of a total loss. The price of GAP waiver coverage is set forth in each contract. GAP waiver coverage is recognized as the performance obligation is satisfied over the period of coverage, generally on a straight-line basis over the expected period the outstanding balance of the related finance receivable will exceed the value of the financed vehicle, less a reserve for cancellations. The reserve for cancellations is estimated based upon historical experience and recent trends and is reflected as a reduction of other sales and revenues. Changes in these estimates are reflected as an adjustment to other sales and revenues in the period identified. Upon selling the corresponding finance receivable, the Company recognizes any remaining deferred revenue. DriveTime administers a portion of the GAP waiver coverage contracts the Company sells to its customers. The Company also periodically arranges refinancing for its financing partners and earns a fee for structuring and participating the transaction, which it recognizes upon completion.

The Company accounts for sales of finance receivables in accordance with ASC Topic 860, Transfers and Servicing of Financial Assets ("ASC 860"). ASC 860 states that a transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which the transferor surrenders control over those financial assets is accounted for as a sale only if all of the following conditions are met:

•The transferred financial assets have been isolated from the transferor - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For the years ended December 31, 2018, 2017 and 2016, all transfers of finance receivables met the requirements for sale treatment. The Company records the gain on the sale of a finance receivable upon cash receipt, in an amount equal to the net proceeds received less the carrying amount of the finance receivable.

Cost of Sales

Cost of sales includes the cost to acquire used vehicles and direct and indirect vehicle reconditioning costs associated with preparing the vehicles for resale. Vehicle reconditioning costs include parts, labor, inbound transportation costs and other incremental overhead costs, which are allocated to inventory via specific identification and standard costing. Occupancy and labor costs not related to vehicle acquisition or reconditioning, including those incurred in connection with expanding production capacity, are expensed as incurred as a component of selling, general and administrative expense. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses primarily include compensation and benefits, advertising, depreciation expense, facilities costs, technology expenses, logistics and fulfillment expenses and other administrative expenses. SG&A expenses exclude the costs related to reconditioning vehicles and inbound transportation, which are included in cost of sales, and payroll costs of employees related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.

Advertising Costs

Advertising production costs are expensed the first time the advertising takes place. All other advertising costs are expensed as incurred. Advertising expenses are included in SG&A expenses on the accompanying consolidated statements of operations. Advertising expense was approximately $111.2 million, $55.7 million and $27.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Equity-Based Compensation

The Company classifies equity-based awards granted in exchange for services as either equity awards or liability awards. The classification of an award as either an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on the fair value of the award at the grant date. Liability awards are re-measured to fair value each reporting period. Each reporting period, the Company recognizes the change in fair value of awards issued to non-employees as expense. The Company recognizes equity-based compensation on a straight-line basis over the award’s requisite service period, which is generally the vesting period of the award, less actual forfeitures. No compensation expense is recognized for awards for which participants do not render the requisite services. For equity and liability awards earned based on performance or upon occurrence of a contingent event, when and if the awards will be earned is estimated. If an award is not considered probable of being earned, no amount of equity-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent the estimate of awards considered probable of being earned changes, the amount of equity-based compensation recognized will also change. See Note 11 — Equity-Based Compensation for additional information on equity-based compensation.

Shipping and Handling

The Company's logistics costs related to transporting its used vehicle inventory include fuel, maintenance and depreciation related to operating its own transportation fleet and third party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the inspection and reconditioning center is included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and were approximately $35.2 million, $14.4 million and $8.4 million during the years ended December 31, 2018, 2017 and 2016, respectively, excluding compensation and benefits.

Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan (defined contribution plan) for its employees. The plan covers substantially all employees who have attained the age of 18. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. The Company provides matching contributions of 40% up to the first 6% of an employee’s compensation, which vests evenly over the employee’s initial five-year service period.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Employer contributions to the plan, net of forfeitures, were approximately $1.1 million, $0.7 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Employer contributions are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

See Note 15 — Fair Value of Financial Instruments for additional information.

Segments

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Based on the way the Company manages its business, the Company has determined that it currently operates with one reportable segment. The chief operating decision maker focuses on consolidated results in assessing operating performance and allocating resources. Furthermore, the Company offers similar products and services and uses similar processes to sell those products and services to similar classes of customers throughout the United States ("U.S."). Substantially all revenue is generated and all assets are held in the U.S. for all periods presented.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more likely than not that such assets will not be realized. In making the assessment under the more likely than not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. The assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods by jurisdiction, the Company's experience with loss carryforwards not expiring unutilized and all tax planning alternatives that may be available. A valuation allowance is recognized if under applicable accounting standards the Company

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
determines it is more likely than not that its deferred tax assets would not be realized. See Note 13 — Income Taxes for additional information.

Adoption of New Accounting Standards

As discussed above, the Company adopted ASC 606 on January 1, 2018 using the modified retrospective method. ASC 606 requires the reserve for vehicle inventory returns to be presented separately from vehicle inventory, where the Company previously presented it. As of December 31, 2017, the reserve for estimated returns included within vehicle inventory was approximately $2.6 million. As of December 31, 2018, the reserve for estimated returns included within other current assets was approximately $5.3 million. Furthermore, based on the manner in which the Company recognizes revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of its revenue recognition and the Company recognized no cumulative effect adjustment upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Receipts and Payments ("ASU 2016-15"), which provides additional clarity on the classification of specific events on the statement of cash flows including debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees and beneficial interests in securitization transactions. The Company adopted this ASU on January 1, 2018. The adoption of ASU 2016-15 did not have a material effect on its consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows — Restricted Cash ("ASU 2016-18"), which requires the statement of cash flows to include restricted cash with its cash and cash equivalents balance and a reconciliation between all cash items on the balance sheet and the balance presented in the statement of cash flows. In addition, changes in restricted cash related to transfers between cash and cash equivalents and restricted cash will not be presented as cash flow activities in the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 on a retrospective basis. As a result, changes in restricted cash are no longer presented as investing cash flow activities and the restricted cash balance is included with cash and cash equivalents in the beginning and end of period balances on the Company's consolidated statements of cash flows for all periods presented. For the years ended December 31, 2017 and 2016, changes in restricted cash included within cash used in investing activities, as originally presented, were approximately $4.2 million and $8.2 million, respectively.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which is intended to simplify the goodwill impairment test by eliminating the second step of the goodwill impairment test, which requires performing a hypothetical purchase price allocation. Under ASU 2017-04, goodwill impairment should be recognized based on the amount by which a reporting unit's carrying amount exceeds its fair value, but should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, may be early adopted after January 1, 2017, and should be applied on a prospective basis. The Company adopted ASU 2017-04 on October 1, 2018 and it did not have a material effect on its consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

Since February 2016, the FASB has issued several accounting standards updates related to the new leasing model in ASC 842, Leases ("ASC 842"). ASC 842 introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for certain leases, whether operating or financing. ASC 842 eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. Expense recognition on the income statement remains similar to current lease accounting guidance. ASC 842 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 and should be applied using a modified retrospective approach, with the option to elect various practical expedients. The Company will adopt ASC 842 for its interim and fiscal year beginning January 1, 2019. While the Company is still evaluating the full effect this guidance will have on its consolidated financial statements and related disclosures, the Company expects the adoption of ASC 842 will result in recognizing right-of-use assets and lease liabilities for its operating leases of approximately $78.0 million - $88.0 million on its consolidated balance sheets on January 1, 2019. The Company does not expect this standard to have a material impact on its sale-leaseback transactions currently accounted for as financing transactions and believes most of its leases will maintain their current lease classification under the new standard.

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the guidance on the impairment of financial instruments by

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact on its consolidated financial statements, and plans to adopt this ASU for its fiscal year beginning January 1, 2020. Finance receivables originated in connection with the Company’s vehicle sales are held for sale and are subsequently sold. The Company does not presently hold any finance receivables until maturity and therefore does not expect adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718) ("ASU 2018-07") related to the accounting for share-based payment transactions for acquiring goods and services from nonemployees. Under ASU 2018-07, the intent is to simplify and align most requirements for share-based payments to nonemployees with the requirements for share-based payments granted to employees under ASC 718, including measuring the equity instruments at the grant-date fair value. ASU 2018-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, and will be applied on a modified retrospective basis through a cumulative-effect adjustment to accumulated deficit. The Company will adopt ASU 2018-07 for interim and annual periods beginning on January 1, 2019 and does not expect it to have a material impact on its consolidated financial statements.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Land and site improvements	$45,702	$11,656
Buildings and improvements	123,705	60,804
Transportation fleet	65,760	39,153
Software	36,452	21,009
Furniture, fixtures and equipment	20,675	12,239
Total property and equipment excluding construction in progress	292,294	144,861
Less: accumulated depreciation and amortization on property and equipment	(44,050)	(20,453)
Property and equipment excluding construction in progress, net	248,244	124,408
Construction in progress	48,595	24,273
Property and equipment, net	$296,839	$148,681

Depreciation and amortization expense was approximately $22.5 million, $11.6 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts primarily relate to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company capitalized internal use software costs totaling approximately $17.4 million, $11.5 million and $4.4 million during the years ended December 31, 2018, 2017 and 2016, respectively, which is included in software and construction in progress in the table above. The Company capitalized approximately $13.6 million, $7.9 million and $3.7 million during the years ended December 31, 2018, 2017 and 2016, respectively, of payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use.

The Company capitalizes interest in connection with various construction projects to build, upgrade or remodel certain of its facilities. During the years ended December 31, 2018, 2017 and 2016, the Company incurred total interest costs, net of interest income, of approximately $26.6 million, $8.6 million and $3.6 million, respectively, of which approximately $1.6 million, $0.9 million and $0.0 million, respectively, were capitalized.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

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

The purchase price was allocated to net tangible assets of approximately $0.2 million and intangible assets of approximately $9.9 million based on their fair values on the acquisition date and a related deferred tax liability of approximately $2.5 million. The deferred tax liability will amortize over five to seven years, and approximately $0.3 million was amortized during the year ended December 31, 2018. The excess of the purchase price over the amounts allocated to assets acquired, liabilities assumed and the deferred tax liability was approximately $9.4 million, which has been recorded as goodwill. The historical results of Car360 were not significant to the Company's consolidated results of operations for the periods presented.

The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of December 31, 2018 (in thousands):

	Useful Life	December 31, 2018
Intangible assets:
Developed technology	7 years	$8,642
Customer relationships	5 years	523
Non-compete agreements	5 years	774
Intangible assets, acquired cost		9,939
Less: accumulated amortization on intangible assets		(1,070)
Intangible assets, net		$8,869

Goodwill	N/A	$9,353

Amortization expense was $1.1 million during the year ended December 31, 2018. As of December 31, 2018, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 6.0 years. The anticipated annual amortization expense to be recognized in future years as of December 31, 2018 is as follows (in thousands):

Expected Future Amortization
2019	$1,494
2020	1,494
2021	1,494
2022	1,494
2023	1,308
Thereafter	1,585
Total	$8,869

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Accounts payable	$29,141	$10,546
Sales taxes and vehicle licenses and fees	27,651	9,034
Accrued compensation and benefits	13,477	5,054
Reserve for returns and cancellations	11,284	4,545
Accrued interest expense	9,206	774
Accrued property and equipment	7,414	8,325
Accrued advertising costs	4,398	4,265
Other accrued liabilities	14,953	7,763
Total accounts payable and other accrued liabilities	$117,524	$50,306

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime inspection and reconditioning centers and retail facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location with cancellable terms expiring between 2021 and 2024. Most of the retail facilities allow the Company to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the numbers of locations renewed under the DriveTime Hub Lease Agreement described below.

In March 2017, the Company and DriveTime entered into a lease agreement that governs the Company's access to and utilization of office and parking space at various DriveTime retail facilities (the "DriveTime Hub Lease Agreement"). The DriveTime Hub Lease Agreement was most recently amended in December 2018. Lease expiration varies by location with most having cancellable terms expiring in 2021 and the Company having the right to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Lease Agreement described above.

Under the DriveTime Lease Agreement and the DriveTime Hub Lease Agreement, the Company pays a monthly rental fee related to its pro rata utilization of space at each facility plus a pro rata share of each facility’s actual insurance costs and real estate taxes. At locations that the Company occupies all of the space it pays actual insurance costs and real estate taxes directly to the unrelated third party. The Company is additionally responsible for paying for any tenant improvements it requires to conduct its operations and its share of estimated costs incurred by DriveTime related to preparing these sites for use. As it relates to locations where the Company reconditions vehicles, the Company’s share of facility and shared reconditioning supplies expenses are related to the actual costs for operating the inspection and reconditioning centers and the Company’s pro rata share of total reconditioned vehicles and parking spaces at such inspection and reconditioning centers in a given month. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

In December 2016, the Company entered into a lease agreement related to a vehicle inspection and reconditioning center in Tolleson, Arizona, with Verde Investments, Inc., an affiliate of DriveTime ("Verde"), with an initial term of approximately 15 years. In August 2018, the Company entered into an additional lease agreement with a coterminous initial term with Verde for contiguous space to use in connection with such center. The lease agreements require monthly rental payments and can each be extended for four additional five-year periods.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In February 2017, the Company entered into a lease agreement with DriveTime for sole occupancy of a fully operational inspection and reconditioning center in Winder, Georgia, where the Company previously maintained partial occupancy. The lease has an initial term of eight years, subject to the Company's ability to exercise three renewal options of five years each.

In November 2018, the Company entered into a lease agreement with DriveTime for access to and utilization of a fully operational inspection and reconditioning center in Cleveland, Ohio. DriveTime vacated the facility in February 2019, at which point the Company purchased certain leasehold improvements and equipment at the facility from DriveTime for approximately $4.3 million and began leasing the full facility from DriveTime. The lease has an initial term of three years, subject to the Company's ability to exercise three renewal options of five years each. Before DriveTime vacated the facility, the Company paid a monthly rental fee related to its pro rata utilization of space at the facility plus a pro rata share of the facility’s actual insurance costs and real estate taxes. Before DriveTime vacated the facility, the Company’s share of facility and shared reconditioning supplies expenses were calculated based on the actual costs for operating the inspection and reconditioning center and the Company’s pro rata share of total reconditioned vehicles and parking spaces at such inspection and reconditioning center in a given month. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

Expenses related to these lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the year ended December 31, 2018, total costs related to these lease agreements were approximately $8.8 million with approximately $4.4 million allocated to each of inventory and selling, general and administrative expenses. During the year ended December 31, 2017, total costs related to these lease agreements were approximately $7.2 million with approximately $2.8 million and $4.4 million allocated to inventory and selling, general and administrative expenses, respectively. During the year ended December 31, 2016, total costs related to these lease agreements were approximately $2.8 million with approximately $1.9 million and $0.9 million allocated to inventory and selling, general and administrative expenses, respectively.

Corporate Office Leases

In November 2015, the Company entered into a lease agreement with Verde for its then corporate headquarters. The rent expense incurred under this lease for the year ended December 31, 2016, was approximately $0.9 million. In December 2016, Verde sold the building, which the Company continued leasing through June 2017.

During the first quarter of 2017, the Company subleased additional office space at DriveTime’s corporate headquarters in Tempe, Arizona. Pursuant to this arrangement, the Company incurred rent of approximately $0.1 million during the year ended December 31, 2017. This arrangement terminated in March 2017.

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guarantees up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay DriveTime rent equal to the amounts due under DriveTime's master lease. During the years ended December 31, 2018, 2017 and 2016, the rent expense incurred related to this first floor sublease was approximately $0.9 million, $0.7 million and $0.0 million, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"). Pursuant to this agreement, the Company may sell vehicle service contracts ("VSCs") to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $23.7 million, $8.9 million and $0.2 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying consolidated statements of operations. On November 5, 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the year ended December 31, 2018, the Company recognized approximately $1.9

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
million related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying consolidated statement of operations.

Beginning in 2017, DriveTime also administers a portion of the Company's GAP waiver coverage and the limited warranty provided to all customers under the Master Dealer Agreement. The Company pays a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers and a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred approximately $2.2 million and $0.6 million during the years ended December 31, 2018 and 2017, respectively, related to the administration of GAP waiver coverage and limited warranty.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $0.9 million, $0.2 million and $0.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended on May 15, 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime approximately $0.5 million, $0.4 million and $0.6 million under this agreement during the years ended December 31, 2018, 2017 and 2016, respectively.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production and other services to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in April 2017 and operates on a year-to-year basis after February 2019, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. As of December 31, 2018, DriveTime only provides the Company with information technology and telecommunications at certain hubs it leases from DriveTime under the DriveTime Lease Agreement and the DriveTime Hub Lease Agreement under the Shared Services Agreement. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. Total expenses related to the shared services agreement were approximately $0.0 million, $0.1 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Contribution Agreements

On September 10, 2018, the Company announced a commitment by its Chief Executive Officer, Ernest Garcia III, to contribute shares of the Company's Class A common stock, for each then-current employee from his personal shareholdings to the Company at no charge (the "Share Contributions"). His contributions are intended to fund equity awards of 165 restricted stock units to each of the Company's then-current employees upon their satisfying certain employment tenure requirements. The Company entered into certain contribution agreements related to his commitment in order to effect the transfer of shares from Mr. Garcia to the Company. The Company does not expect Mr. Garcia to incur any tax obligations related to the Share Contribution, but pursuant to a series of Contribution Agreements, it has indemnified Mr. Garcia from any such obligations that may arise. See Note 9 — Stockholders' Equity and Note 11 — Equity-Based Compensation for further discussion.

Accounts Payable Due to Related Party

Amounts payable to DriveTime and Verde under the agreements explained above, as well as invoices DriveTime initially paid on behalf of the Company for vehicle reconditioning costs and general and administrative expenses, are included in accounts payable to related party in the accompanying consolidated balance sheets. As of December 31, 2018 and 2017, approximately $3.9 million and $1.8 million, respectively, was due to related parties primarily related to lease agreements,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
shared service fees, net VSC fees collected from customers and repayments to DriveTime for invoices paid on behalf of the Company.

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

Loan from Ernest Garcia II

On March 31, 2016, the Company entered into a loan and security agreement with Ernest Garcia II for $10.0 million. The loan bore interest at an annual rate of 4.0% and had a maturity date of May 1, 2016, at which time all unpaid principal and accrued interest were payable to Mr. Garcia. On April 1, 2016, the Company received the proceeds from the loan and on April 28, 2016, the Company repaid the principal and accrued interest, thereby terminating the loan.

Senior Unsecured Notes Held by Verde

As of December 31, 2018, Verde held $15.0 million of principal of the Company's outstanding senior unsecured notes, which are described further in Note 8 — Debt Instruments.

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

Repurchase of Finance Receivables from DriveTime

On January 20, 2016, the Company repurchased approximately $72.4 million of finance receivables from DriveTime related to loans the Company originated and previously sold under the terms of the DriveTime receivable purchase agreement (the "DriveTime Receivable Purchase Agreement"), discussed below, for a price of approximately $74.6 million. Such receivables were immediately sold by the Company to financing partners under a separate agreement for the same price of approximately $74.6 million.

DriveTime Receivable Purchase Agreement

In June 2014, the Company entered into the DriveTime Receivable Purchase Agreement pursuant to which the Company may sell to DriveTime and DriveTime may purchase from the Company finance receivables that the Company originates in conjunction with the sale of vehicles. During the year ended December 31, 2016, DriveTime purchased a portion of the finance receivables the Company originated representing approximately $11.5 million of gross outstanding principal balance, resulting in a gain on loan sales from related party of approximately $0.3 million. The Company has not sold any finance receivables under this agreement subsequent to 2016, and DriveTime is not obligated to make any additional purchases under the agreement.

IP License Agreement

In February 2017, the Company entered into a license agreement that governs the rights of certain intellectual property owned by the Company and the rights of certain intellectual property owned by DriveTime. The license agreement, which was amended and restated in April 2017, generally provides that each party grants to the other certain limited exclusive (other than with respect to the licensor party and its affiliates) and non-exclusive licenses to use certain of its intellectual property, and each party agrees to certain covenants not to sue the other party, its affiliates and certain of its service providers in connection with various patent claims. The exclusive license to DriveTime is limited to the business that is primarily of subprime used car sales to retail customers. However, upon a change of control of either party, both parties’ license rights as to certain future

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
improvements to licensed intellectual property and all limited exclusivity rights are terminated. The agreement does not provide a license to any of the Company's patents, trademarks, logos, customers’ personally identifiable information or any intellectual property related to the Company's vending machines, automated vehicle photography or certain other elements of the Company's brand.

NOTE 7 — FINANCE RECEIVABLE SALE AGREEMENTS

In December 2016, the Company entered into a master purchase and sale agreement (the "Purchase and Sale Agreement") and a master transfer agreement (the "2016 Master Transfer Agreement") pursuant to which it sells finance receivables meeting certain underwriting criteria to certain financing partners, including Ally Bank and Ally Financial (the "Ally Parties"). Through November 2017 under the Purchase and Sale Agreement and the 2016 Master Transfer Agreement, the Company could sell up to an aggregate of $375.0 million, and $292.2 million, respectively, in principal balances of finance receivables subject to adjustment as described in the respective agreements. On November 3, 2017, the Company amended its Purchase and Sale Agreement to increase the aggregate amount of principal balances of finance receivables it can sell from $375.0 million to $1.5 billion. Also on November 3, 2017, the Company terminated the remaining capacity under the 2016 Master Transfer Agreement and replaced this facility by entering into a new master transfer agreement (the "2017 Master Transfer Agreement") with a purchaser trust under which the trust committed to purchase up to an aggregate of $357.1 million in principal balances of finance receivables.

On November 2, 2018, the Company amended the 2017 Master Transfer Agreement to, among other things and subject to the terms of the agreement, increase and extend the trust's commitment to purchase finance receivables from the Company. The trust's currently available financing following the amendment permits up to $454.5 million in principal balances of finance receivables to be purchased, and the 2017 Master Transfer Agreement's purchase commitment contemplates the trust securing up to three times the currently available financing in the aggregate. Also on November 2, 2018, the Company amended the Purchase and Sale Agreement to, among other things and subject to the terms of the agreement, commit the trust to purchase up to a maximum of $1.25 billion of principal balances of finance receivables during the remaining term of the agreement.

On August 7, 2018, in connection with a refinancing transaction discussed further below, the Company purchased finance receivables it had previously sold under the 2017 Master Transfer Agreement and simultaneously entered into a transfer agreement with a purchaser trust under which the trust immediately purchased such finance receivables from the Company.

On December 21, 2018, the Company entered into a transfer agreement with a purchaser trust under which the trust purchased principal balances of finance receivables from the Company, a portion of which were related to a refinancing transaction, discussed further below (the "2018 Transfer Agreement").

During the year ended December 31, 2018, the Company sold approximately $733.4 million in principal balances of finance receivables under the Purchase and Sale Agreement, approximately $348.8 million in principal balances of finance receivables under the 2017 Master Transfer Agreement prior to the amendment in November, and approximately $115.0 million in principal balances of finance receivables under the 2018 Transfer Agreement, excluding those that were part of the refinancing transactions described below. As of December 31, 2018, there was approximately $1.1 billion of unused capacity under the Purchase and Sale Agreement. As of December 31, 2018, there was approximately $454.5 million of unused capacity under 2017 Master Transfer Agreement. During the year ended December 31, 2017, the Company sold approximately $343.6 million in principal balances of finance receivables under the Purchase and Sale Agreement, and an aggregate of approximately $163.7 million in principal balances of finance receivables under the 2016 Master Transfer Agreement and 2017 Master Transfer Agreement.

The total gain related to finance receivables sold to financing partners under the Master Purchase and Sale Agreement, the 2016 Master Transfer Agreement, 2017 Master Transfer Agreement, and the 2018 Transfer Agreement during the years ended December 31, 2018, 2017 and 2016 was approximately $51.7 million, $21.7 million and $0.6 million, respectively, which is included in other sales and revenues in the accompanying consolidated statements of operations. The Company also recognized gain on loan sales of approximately $6.6 million during the year ended December 31, 2016 related to the sale of approximately $230.0 million of principal balances of finance receivables under a separate agreement.

During the year ended December 31, 2018, the Company purchased finance receivables that it previously sold to a purchaser trust under the 2017 Master Transfer Agreement for a total price of approximately $387.4 million and immediately resold such finance receivables to other trusts with the same certificate holder for the same price under separate transfer agreements, one of which was the 2018 Transfer Agreement. Other than customary repurchase obligations, the Company is not

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
obligated to, nor does it have a right to, purchase or sell finance receivables it has previously sold under the 2017 Master Transfer Agreement. These transactions completed in 2018 were entered into in connection with a refinancing by the trusts' certificate holder and were entered into independently from the terms of the 2017 Master Transfer Agreement. The Company received fees totaling approximately $6.3 million for structuring and participating in these transactions, which are included in other sales and revenues in the accompanying consolidated statements of operations.

NOTE 8 — DEBT INSTRUMENTS

Debt instruments as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Floor Plan Facility	$196,963	$248,792
Senior Notes(1)	350,000	—
Notes payable	33,015	26,641
Finance leases	44,956	27,264
Capital leases	16,154	—
Total debt	641,088	302,697
Less: current portion	(208,096)	(253,923)
Less: unamortized debt issuance costs (2)	(7,643)	(305)
Total long-term debt, net	$425,349	$48,469

 (1) As of December 31, 2018, Verde held $15.0 million of the Senior Notes.
 (2) The unamortized debt issuance costs related to Senior Notes, notes payable and finance leases are presented as a  reduction of the carrying amount of the corresponding liabilities on the accompanying consolidated balance sheets. Unamortized debt issuance costs related to revolving debt arrangements are presented within other current assets and other assets on the accompanying consolidated balance sheets.

Floor Plan Facility

The Company has a floor plan facility with a lender to finance its used vehicle inventory, which is secured by substantially all of its assets, other than the Company's interests in real property (the "Floor Plan Facility"). The Company most recently amended the Floor Plan Facility in November 2018 to, among other things, extend the maturity date to October 31, 2020, increase the available capacity to $650.0 million from $350.0 million, and lower the annual interest rate to one-month LIBOR plus 3.40%, a decrease from the previous rate of one-month LIBOR plus 3.65%. The Floor Plan Facility requires monthly interest payments on borrowings under the Floor Plan Facility and that at least 5% of the total principal amount owed to the lender is held as restricted cash.

Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory, unless customers financed the purchase by originating an automotive finance receivable. For used vehicle sales involving financing originated by the Company and sold under either the Purchase and Sale Agreement or the 2017 Master Transfer Agreement described in Note 7 — Finance Receivable Sale Agreements, the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one day following the sale of the related finance receivable. With respect to such used vehicle sales involving financing that are not sold under either the Purchase and Sale Agreement or the 2017 Master Transfer Agreement, the lender agreed to extend repayment of the advance or the loan for such vehicles to the earlier of fifteen business days after the sale of the vehicle or two business days following the sale or funding of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts.

As of December 31, 2018, the interest rate on the Floor Plan Facility was approximately 5.90%, the Company had an outstanding balance under this facility of approximately $197.0 million, unused capacity of approximately $453.0 million of which approximately $253.6 million was available based on the borrowing base, and held approximately $9.8 million in restricted cash related to this facility. As of December 31, 2017, the interest rate on the Floor Plan Facility was 5.21%, the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company had an outstanding balance of approximately $248.8 million and held approximately $12.4 million in restricted cash related to this facility.

Long-Term Debt

Senior Unsecured Notes

On September 21, 2018, the Company issued an aggregate of $350.0 million in senior unsecured notes due 2023 (the "Senior Notes") under an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee (the "Indenture"). The Senior Notes accrue interest at a rate of 8.875% per annum, which is payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2019. The Senior Notes mature on October 1, 2023, unless earlier repurchased or redeemed, and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed solely for the purpose of facilitating the Company's sales of its finance receivables, if any). The Company may redeem some or all of the Senior Notes on or after September 1, 2020 at redemption prices set forth in the Indenture, plus any accrued and unpaid interest to the redemption date. Prior to September 1, 2020, the Company may redeem up to 35.0% of the aggregate principal amount of the Senior Notes at a redemption price equal to 108.875%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Senior Notes prior to October 1, 2020, by paying a make-whole premium plus any accrued and unpaid interest, to, but not including, the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the Senior Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Indenture governing the Senior Notes contains restrictive covenants that limit the ability of the Company to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s ability to make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of December 31, 2018, the Company was in compliance with all covenants.

The outstanding principal of the Senior Notes, net of unamortized debt issuance costs, was approximately $342.9 million as of December 31, 2018, of which $15.0 million of principal was held by Verde, and is included as long-term debt in the accompanying consolidated balance sheet. In connection with the issuance of these Senior Notes, Carvana Group amended its LLC agreement to create a class of non-convertible preferred units, which Carvana Co. purchased with its net proceeds from the issuance of these Senior Notes, as further discussed in Note 9 — Stockholders' Equity.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of December 31, 2018, the outstanding principal of these notes had a weighted-average interest rate of 5.9% and totaled approximately $33.0 million, of which approximately $8.1 million is due within the next twelve months and is included as current portion of long-term debt in the accompanying consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the future minimum principal payments due in each period for notes payable and the Senior Notes as of December 31, 2018 (in thousands):

2019	$8,149
2020	10,273
2021	7,812
2022	5,932
2023	350,849
Thereafter	—
Total	$383,015

Finance Leases

Beginning in 2017, the Company has financed certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of December 31, 2018, none of these transactions have qualified for sale accounting due to forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of twenty years. Some of the agreements are subject to renewal options of up to twenty years and some are subject to base rent increases throughout the term. As of December 31, 2018, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, is approximately $44.4 million and is included in long-term debt in the accompanying consolidated balance sheet.

In November 2017, the Company entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which it may sell and lease back certain of its owned or leased properties and construction improvements. Under the MSLA, at any time the Company may elect to, and beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to, demand that the Company repurchase one or more properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. Under the MSLA, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million.

As of December 31, 2017, approximately $19.2 million of the Company's finance leases were through the MSLA. Throughout 2018 the Company continued to sell and leaseback additional properties under the MSLA. However, by December 20, 2018, the Company repurchased all properties under the MSLA for a price of approximately $28.8 million. As of December 31, 2018, the Company may sell and lease back $75.0 million of its property and equipment under the MSLA.

Capital Leases

Beginning in August 2018, the Company has entered into capital leases to finance certain equipment for its transportation fleet. The leases have a weighted-average fixed annual interest rate of 5.4%, a five-year term and require monthly payments. As of December 31, 2018, the outstanding amount of the leases is approximately $16.2 million, of which approximately $3.0 million is due within the next twelve months and is included as current portion of other long-term debt in the accompanying consolidated balance sheet.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

As described in Note 1 — Business Organization, Carvana Group amended and restated its LLC Agreement to, among other things, provide for two classes of common ownership interests in Carvana Group. Carvana Group’s two remaining classes of membership interests are Class A Units and Class B Units. Carvana Co. is required to, at all times, maintain (i) a four-to-five ratio between the number of shares of Class A common stock issued by Carvana Co. and the number of Class A Units owned by Carvana Co. (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities and subject to adjustment as set forth in the exchange agreement (the "Exchange Agreement") further discussed below, and taking into account Carvana Sub’s 0.1% ownership interest in Carvana, LLC) and (ii) a four-to-five ratio between the number of shares of Class B common stock owned by the Original LLC Unitholders and the number of Class A Units owned by the Original LLC Unitholders. The Company may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only together with an equal number of LLC Units if Carvana Co., at the election of an Original LLC Unitholder, exchanges LLC Units for shares of Class A common stock.

As of December 31, 2018, there were approximately 182.3 million and 5.6 million Class A Units and Class B Units (as adjusted for the participation thresholds), respectively, issued and outstanding. As of December 31, 2017, there were approximately 165.8 million and 6.0 million Class A Units and Class B Units (as adjusted for the participation thresholds), respectively, issued and outstanding. As discussed in Note 11 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan through the completion of the IPO (the "LLC Equity Incentive Plan") and are subject to a participation threshold and are earned over the requisite service period.

Initial Public Offering

As described in Note 1 — Business Organization, on May 3, 2017, Carvana Co. completed its IPO of 15.0 million shares of Class A common stock at a public offering price of $15.00 per share. Carvana Co. received approximately $205.8 million in proceeds, net of underwriting discounts and commissions and offering expenses. Carvana Co. used the proceeds to purchase approximately 18.8 million newly-issued LLC Units of Carvana Group at a price per unit equal to 0.8 times the initial public offering price less underwriting discounts and commissions. In connection with the IPO, Carvana Co. transferred approximately 0.2 million Class A Units to Ernest Garcia II in exchange for his 0.1% ownership interest in Carvana, LLC, a majority-owned subsidiary of Carvana Group. After the transfer Carvana Co. owned approximately 18.6 million Class A Units.

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

During the years ended December 31, 2018 and December 31, 2017, certain LLC Unitholders exchanged 14.2 million and 3.3 million LLC Units and 10.3 million and 2.6 million shares of Class B common stock for 11.3 million and 2.6 million newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, Carvana Co. received 14.2 million and 3.3 million LLC Units during the years ended December 31, 2018 and December 31, 2017, respectively, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

Class C Redeemable Preferred Units

On April 27, 2016, the Company authorized the issuance of and sold approximately 18.3 million Class C Redeemable Preferred Units for approximately $100.0 million to Ernest Garcia II. On July 12, 2016, the Company authorized the issuance of and sold approximately 8.6 million Class C Redeemable Preferred Units to CVAN Holdings, LLC, and approximately 1.7 million Class C Redeemable Preferred Units to GV Auto I, LLC for approximately $50.0 million and $9.7 million, respectively. On December 9, 2016, the Company authorized the issuance of and sold approximately 0.5 million Class C Redeemable Preferred Units to the Fidel Family Trust for approximately $2.7 million. The Company recorded the issuance and sale of Class C Redeemable Preferred Units at fair value, net of issuance costs.

In accordance with the Company’s Operating Agreement, the Class C Redeemable Preferred Units accrued a return (the "Class C Return") at a coupon rate of 12.5% compounding annually on the aggregate amount of capital contributions made with respect to the Class C Redeemable Preferred Units.

On May 3, 2017, the Company closed its IPO at a price such that the Company is no longer liable for the accrued Class C Return, and the 43.1 million outstanding Class C Redeemable Preferred Units converted to Class A Units on a one-to-one basis and the related balance became a component of permanent equity on the accompanying consolidated balance sheet.

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

At the holder's request beginning on January 29, 2018, any or all shares of the Convertible Preferred Stock were convertible into shares of Class A common stock at an initial conversion rate of approximately 50.78 shares of Class A common stock per share of Convertible Preferred Stock. On or after December 5, 2018, the Company had the option to cause all Convertible Preferred Shares to be converted into shares of Class A common stock or cash, at the Company's election, if the 10-day volume-weighted average price equals or exceeds 150% of the conversion price as set forth in the agreement. In the event Carvana Co. issued any shares of Class A common stock upon conversion of any shares of Convertible Preferred Stock or in connection with any change of control repurchase of shares of Convertible Preferred Stock, a corresponding number of Convertible Preferred Units would be canceled and cease to be outstanding, and Carvana Group will issue Class A Units to Carvana Co. on a four-to-five ratio between the number of shares of Class A common stock issued by Carvana Co. to the holders of the Convertible Preferred Stock and the number of Class A Units issued.

During the year ended December 31, 2018, at the holder's request 75,000 shares of Convertible Preferred Stock, and at the Company's election 25,000 shares of Convertible Preferred Stock, were converted into a total of approximately 5.1 million

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
shares of Class A common stock. Simultaneously, and in connection with these conversions, 100,000 Convertible Preferred Units were canceled and Carvana Group issued approximately 6.3 million Class A Units to Carvana Co.

The initial conversion price was $19.6945, which was calculated based on a 20.0% premium to the volume weighted average price for Class A common stock during the 5 trading days immediately preceding December 4, 2017. Following announcement of the transaction, the share price of Class A common stock increased and exceeded the conversion price on the commitment date and resulted in a beneficial conversion feature ("BCF") of approximately $2.6 million. The BCF was originally recorded as a reduction of the Convertible Preferred Stock with an offset to additional paid-in capital. The BCF accreted as a deemed dividend through January 29, 2018, the first available conversion date, increasing the carrying value of the Convertible Preferred Stock with an offsetting charge to additional paid-in capital. During the years ended December 31, 2018 and 2017, the Company recorded approximately $1.4 million and $1.2 million, respectively, in accretion related to the BCF. The carrying value of the Convertible Preferred Stock was $0.0 million as of December 31, 2018 and approximately $97.1 million as of December 31, 2017.

Upon a change of control, as defined in the agreement, any holder of Convertible Preferred Stock had the option to require the Company (or its successor) to purchase, any or all of its Convertible Preferred Stock at a purchase price per share, payable at the Company’s option in any combination of cash or shares of Class A common stock, of 101% of the liquidation preference, plus all accumulated dividends.

Holders of the Convertible Preferred Stock had no voting rights. The Convertible Preferred Stock ranked senior, as to payment of dividends and distributions of assets upon the liquidation, dissolution or winding up of Company, to the Company’s common stock and any shares of capital stock of the Company not expressly ranking senior to or pari passu with the Convertible Preferred Stock, and junior to all shares of capital stock of the Company issued after the issuance of the Convertible Preferred Stock, if the terms of which expressly provided that such shares would rank senior to the Convertible Preferred Stock.

The Convertible Preferred Stock accrued dividends at 5.5% per annum of the liquidation preference of $1,000 per share. The dividends were payable in cash quarterly commencing March 15, 2018 so long as the Company had funds legally available and the Board declared a cash dividend payable. The Company could not declare dividends on shares of its common stock or purchase or redeem shares of its common stock, unless all accumulated and unpaid dividends on the Convertible Preferred Stock had been paid in full or a sum for such amounts had been set aside for payment. As the Company declared and paid dividends on the Convertible Preferred Stock, Carvana Group made distributions to Carvana Co. with respect to the Convertible Preferred Units in an amount equal to the related Convertible Preferred Stock dividend amount and any corresponding tax payments.

During the year ended December 31, 2018, the Company paid approximately $4.6 million of dividends to the holders of the Convertible Preferred Stock and Carvana Group distributed approximately $4.6 million to Carvana Co. with respect to the Convertible Preferred Units. As of December 31, 2018, all of the Convertible Preferred Stock had been converted into shares of Class A common stock, thus, there are no outstanding shares of Convertible Preferred Stock and no related accrued dividends.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of the Senior Notes, as discussed further in Note 8 — Debt Instruments. Carvana Co. used its net proceeds from the Senior Notes to purchase 350,000 Class A Non-Convertible Preferred Units. In the event Carvana Co. makes payments on the Senior Notes, Carvana Group will make an equal cash distribution to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit shall be canceled and retired.

Contributions of Class A Common Shares From Ernest Garcia III

During the year ended December 31, 2018, the Company and its Chief Executive Officer, Ernest Garcia III, entered into contribution agreements (the "Contribution Agreements") in connection with the 100k Milestone Gift, as defined in Note 11 — Equity-Based Compensation, pursuant to which Mr. Garcia contributed approximately 0.2 million shares of the Company's Class A common stock to the Company, at no charge. The Company subsequently granted the first two tranches of the 100k Milestone Gift of approximately 0.2 million restricted stock units, refer to Note 11 — Equity-Based Compensation for further

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
discussion. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the Share Contributions, it has indemnified Mr. Garcia from any such obligations that may arise.

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

Upon the issuance of shares of Class A common stock by Carvana Co. related to the Company's equity compensation plans such as the exercise of options, issuance of restricted or non-restricted stock, payment of bonuses in stock or settlement of stock appreciation rights in stock, Carvana Group is required to issue to Carvana Co. a number of Class A Units equal to 1.25 times the number of shares of Class A common stock being issued in connection with the exercise of such options or issuance of other types of equity compensation, subject to adjustment for stock splits, stock dividends, reclassifications and similar transactions. Activity related to the Company's equity compensation plans may result in a change in ownership which will impact the amount recorded as non-controlling interest and additional paid-in capital.

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

During the year ended December 31, 2018, the total adjustments related to exchanges of LLC Units was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $15.8 million, which has been included in exchanges of LLC Units in the accompanying consolidated statement of stockholders' equity. During the year ended December 31, 2018, Carvana Co. utilized its net proceeds from its follow-on offering to purchase LLC Units, which together with the follow-on offering resulted in an adjustment to increase non-controlling interests and to decrease additional paid-in capital by approximately $132.4 million, which has been included in adjustment to noncontrolling interests related to follow-on offering in the accompanying consolidated statement of stockholders' equity. During the year ended December 31, 2018, Carvana Group issued approximately 0.5 million Class A Units with a fair value of approximately $10.0 million as part of the purchase price consideration for Car360, which is reflected as an increase in non-controlling interests in the accompanying consolidated statement of stockholders' equity. The adjustment related to the issuance of Class A Units to acquire Car360 was a decrease in noncontrolling interests and a corresponding increase in additional paid-in capital of approximately $1.3 million, which has been included in adjustment to non-controlling interests related to business acquisitions in the accompanying consolidated statement of stockholders' equity. During the year ended December 31, 2018, the 100,000 shares of Convertible Preferred Stock converted into approximately 5.1 million shares of Class A common stock, Carvana Co. canceled and retired 100,000 Convertible Preferred Units, and Carvana Group issued approximately 6.3 million Class A Units to Carvana Co. The adjustment related to the conversion of Convertible Preferred Stock was an increase in non-controlling interests and a corresponding decrease in additional paid-in capital of approximately $68.0 million, which has been included in adjustment to non-controlling interests related to conversion of Class A Convertible Preferred Stock in the accompanying consolidated statement of stockholders' equity.

As of December 31, 2018, Carvana Co. owned approximately 27.2% of Carvana Group with the LLC Unitholders owning the remaining 72.8%. The net loss attributable to the non-controlling interests on the accompanying consolidated statement of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the effects of changes in ownership in Carvana Group on the Company's equity during the year ended December 31, 2018 (in thousands):

	For the Years Ended December 31,
	2018	2017
Transfers (to) from non-controlling interests:
Decrease as a result of issuance of Class A common stock	$(132,375)	$(174,144)
Increase as a result of Carvana Group's issuance of Class A Units in connection with business acquisitions	1,297	—
Increase as a result of exchanges of LLC Units	15,828	3,631
Decrease as a result of conversion of Class A Convertible Preferred Stock	(67,972)	—
Increase as a result of adjustments to the non-controlling interests	—	340
Total transfers to non-controlling interests	$(183,222)	$(170,173)

NOTE 11 — EQUITY-BASED COMPENSATION

Equity-based compensation expense is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity based compensation expense recognized during the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Class B Units	$2,474	$1,771	$555
Restricted Stock Units and Awards excluding those granted in relation to the 100k Milestone Gift	6,897	2,662	—
Restricted Stock Units granted in relation to the 100k Milestone Gift	12,120	—	—
Options	2,357	1,178	—
Class A Units	1,897	—	—
Total equity-based compensation	25,745	5,611	555
Equity-based compensation capitalized to property and equipment	(1,650)	—	—
Equity-based compensation capitalized to inventory	(3,776)	—	—
Equity-based compensation, net of capitalized amounts	$20,319	$5,611	$555

During the year ended December 31, 2018, the Company capitalized approximately $1.7 million of equity-based compensation to property and equipment related to software development and real estate projects and approximately $3.8 million to inventory related to reconditioning and inbound transportation of vehicles. Prior to 2018, amounts capitalized to property and equipment and inventory were immaterial. All other equity-based compensation is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of December 31, 2018, unrecognized equity-based compensation related to outstanding awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2018 is presented in the table below. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

	Unrecognized Equity-Based Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
Class B Units	$4,528	2.4
Restricted Stock Units and Awards	22,926	2.9
Options	10,926	3.4
Class A Units	5,401	2.9
Total unrecognized equity-based compensation	$43,781

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. The majority of the Company's equity awards vest over three- to five year periods based on continued employment with the Company. As of December 31, 2018, approximately 11.7 million shares remain available for future equity-based award grants.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards ("RSAs") entitle recipients to vote and to receive all dividends declared with respect to such shares, payable upon vesting. RSAs vest over a period of one to five years, subject to the recipient's continued employment or service. During the years ended December 31, 2018 and 2017, the Company issued certain employees and consultants an aggregate of approximately 0.1 million and 0.6 million RSAs, respectively, pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $45.05 and $16.97, respectively. The Company determined the grant-date fair value of the RSAs granted during the years ended December 31, 2018 and 2017 based on the closing price of the Company's Class A common stock on the grant date.

Restricted stock units ("RSUs") do not entitle recipients to vote or receive dividends. RSUs generally vest over a period of one to five years, subject to the recipient's continued employment. During the years ended December 31, 2018 and 2017, the Company issued certain employees an aggregate of approximately 0.7 million and 22,000 RSUs, respectively, pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $46.41 and $20.64, respectively. The Company determined the grant-date fair value of the RSUs granted during the years ended December 31, 2018 and 2017 based on the closing price of the Company's Class A common stock on the grant date. RSUs are settled in shares of Class A common stock on a one-to-one basis within thirty days of vesting. Included in these RSUs, in connection with the 100k Milestone Gift, and as discussed in Note 9 — Stockholders' Equity, during the year ended December 31, 2018 the Company granted approximately 0.2 million RSUs with a vesting period of one week or less following receipt of Class A common stock from its Chief Executive Officer, Ernest Garcia III, and recognized approximately $12.1 million of equity-based compensation, a portion of which related to the production of the Company's used vehicle inventory and was therefore capitalized to inventory.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
RSA and RSU activity during the years ended December 31, 2018 and 2017 was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2017	—	n/a
Granted	584	$17.11
Settled	(135)	$15.91
Forfeited	(29)	$15.06
Outstanding at December 31, 2017(1)	420	$17.63

Granted	791	$46.19
Settled	(391)	$42.35
Forfeited	(56)	$21.64
Outstanding at December 31, 2018(1)	764	$34.25
  (1) All outstanding RSAs and RSUs at December 31, 2018 and 2017 are nonvested.

Non-Qualified Stock Options

Non-qualified stock options allow recipients to purchase shares of Class A common stock at a fixed exercise price. The fixed exercise price is equal to the price of a share of Class A common stock at the time of grant. The options typically vest 20% or 25% on the anniversary of the grant date and in equal monthly installments thereafter for a total vesting period of four or five years and expire ten years after the grant date.

Stock option activity during the years ended December 31, 2018 and 2017 was as follows (shares and intrinsic value in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	—
Options granted	784	$15.58		n/a
Options exercised	(3)	$15.00		$14
Options forfeited or expired	(26)	$15.00		n/a
Outstanding at December 31, 2017	755	$15.60	9.5	$3,000

Options granted	294	$44.81
Options exercised	(60)	$13.26		$1,224
Options forfeited or expired	(58)	$16.15
Outstanding at December 31, 2018	931	$24.95	8.9	$11,306

Vested and exercisable as of December 31, 2018	188	$15.62	8.5	$3,206
Expected to vest as of December 31, 2018	743	$27.30	9	$8,100

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company determined the grant-date fair value of the options granted during the years ended December 31, 2018 and 2017 using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2018	2017
Expected volatility(1)	65.5%	63.0%
Expected dividend yield	—%	—%
Expected term (in years)(2)	6.00	6.27
Risk-free interest rate	3.0%	2.0%
Weighted-average grant-date fair value per option	$26.93	$9.18
(1) Measured using the Company's historical data and selected high-growth guideline companies and considering the risk factors that would influence the range of expected volatility because the Company does not have sufficient historical data to provide a reasonable basis upon which to estimate the expected volatility for the entirety of the term.
(2) Expected term represents the estimated period of time until an option is exercised and was determined using the simplified method because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Class A Units

During the year ended December 31, 2018, the Company granted certain employees approximately 0.4 million Class A Units with service-based vesting over two- to four-year periods and a grant-date fair value of $18.58 per Class A Unit, based on the closing price of the Company's Class A common stock on the grant date and the conversion ratio, described below. The grantees entered into the Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions and subject to vesting.

A summary of the Class A Unit activity for the year ended December 31, 2018 is as follows:

	Class A Units
	Number of Class A Units (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	—	n/a
Granted	393	$18.58
Exchanged	—	n/a
Forfeited	—	n/a
Outstanding at December 31, 2018	393

Vested as of December 31, 2018	—	n/a
Expected to vest as of December 31, 2018	393	$18.58

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant up to 10.0 million Class B Units to eligible employees, non-employee officers, consultants and directors with service vesting conditions. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. The awards granted under the LLC Equity Incentive Plan are earned over the requisite service period, which is typically four to five years, and must meet the participation threshold requirements to participate in any distributions. As of December 31, 2018, outstanding Class B Units had participation thresholds between $0.00 to $12.00. Vested Class B Units participate in any distributions of Carvana Group in excess of those required for the Class A Units subject to the participation threshold. As discussed in Note 9 — Stockholders' Equity, participants may receive shares of Carvana Co. Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Carvana Co., subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire.

A summary of the Class B Unit activity for the year ended December 31, 2018, 2017, and 2016 is as follows:

	Class B Units
	Number of Class B Units (in thousands)	Weighted-Average Participation Threshold per Class B Unit
Outstanding at January 1, 2016	5,645	$1.17
Granted	1,313	$5.40
Forfeited	(218)	$3.64
Outstanding at December 31, 2016	6,740	$1.91

Granted	767	$12.00
Exchanged	(51)	$1.81
Forfeited	(35)	$3.48
Outstanding at December 31, 2017	7,421	$2.95

Granted	—	n/a
Exchanged	(901)	$0.96
Forfeited	(127)	$10.49
Outstanding at December 31, 2018	6,393	$3.08

Vested as of December 31, 2018	4,549	$2.21
Expected to vest as of December 31, 2018	1,844	$5.22

The Company used a third party valuation specialist to assist management in its estimation of the grant-date fair value of the Class B Units on the respective grant dates during 2016 and 2017. There were no Class B Units granted in 2018. As the participation threshold provides a threshold similar to that of an exercise price for a stock option, the Company used option pricing valuation models with the following weighted-average assumptions:

	2017	2016
Expected volatility(1)	63.0%	68.0%
Expected dividend yield	—%	—%
Expected term (in years)(2)	6.3	1.8
Risk-free interest rate	1.9%	0.9%
Weighted-average grant date fair value per Class B Unit	$7.04	$0.34
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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company Performance Plan

The Company created the Performance Plan on July 25, 2016, whereby the Company was authorized to grant up to 1.0 million performance units (the "Performance Units") to certain employees and consultants. The Performance Units granted were subject to continued employment and were only exercisable upon a qualifying transaction, which included an initial public offering, as defined in the Performance Plan. The IPO completed on May 3, 2017 constituted a qualifying transaction under the terms of the Performance Plan. The Company chose to settle the outstanding Performance Units in equity awards of Carvana Co. and recognized compensation expense related to the vested portion of these equity awards upon completion of the IPO.

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
The following table presents the calculation of basic and diluted net loss per share during the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	For the years ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(254,745)	$(164,316)	$(93,112)
Net loss attributable to non-controlling interests	192,991	146,003	82,963
Dividends on Class A convertible preferred stock	(4,206)	(413)	—
Accretion of beneficial conversion feature on Class A convertible preferred stock	(1,380)	(1,237)	—
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(67,340)	$(19,963)	$(10,149)
Denominator:
Weighted-average shares of Class A common stock outstanding	30,362	15,517	15,000
Nonvested weighted-average restricted stock awards	319	276	—
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	30,043	15,241	15,000
Net loss per share of Class A common stock, basic and diluted	$(2.24)	$(1.31)	$(0.68)

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

Weighted-average as-converted shares of Convertible Preferred Stock of approximately 3.9 million, 0.4 million and 0.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average as-converted Class A Units of approximately 109.0 million, 117.0 million and 117.2 million together with the related Class B common stock for the years ended December 31, 2018, 2017 and 2016, respectively, were evaluated under the if-converted method for potentially dilutive

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
effects and were determined to be anti-dilutive. Outstanding Class B Units of approximately 6.4 million, 7.4 million and 6.7 million at December 31, 2018, 2017 and 2016, respectively, were evaluated for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average potentially dilutive restricted stock awards and units of approximately 0.5 million, 0.3 million, and 0.0 million outstanding during the years ended December 31, 2018, 2017 and 2016, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of December 31, 2018, 2017 and 2016, 0.9 million, 0.8 million and 0.0 million options were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

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

Net loss before income taxes was $254.7 million, $164.3 million and $93.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company had no income tax expense for the years ended December 31, 2018, 2017 and 2016.

A reconciliation of the U.S. federal rate to the Company’s effective income tax rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Expected U.S. federal income taxes at statutory rate	$(53,496)	21.0%	$(57,511)	35.0%	$(32,589)	35.0%
Impact of 2017 Tax Cuts and Jobs Act	—	—%	9,303	(5.7)%	—	—%
Loss attributable to non-controlling interests	41,024	(16.1)%	52,607	(32.0)%	—	—%
State Taxes	(2,363)	0.9%	(553)	0.3%	—	—%
Valuation allowance	14,771	(5.8)%	(3,911)	2.4%	—	—%
Other expenses	65	0.0%	65	0.0%	—	—%
Effect due to LLC flow-through structure	—	—%	—	—%	32,589	(35.0)%
Income tax expense	$—	—%	$—	—%	$—	—%

Deferred income taxes reflect the net tax effects of temporary differences between the tax basis in an asset or liability and its reported amount under U.S. GAAP. These temporary differences result in taxable or deductible amounts in future years. The components of the Company’s deferred tax assets are as follows (in thousands):

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Investment in Carvana Group	$100,977	$12,757
Net operating loss carryforwards	23,323	3,855
Interest expense carryforward	2,262	—
Total gross deferred tax assets	126,562	16,612
Valuation allowance	(126,562)	(16,612)
Total deferred tax assets, net of valuation allowance	$—	$—

Deferred tax liabilities:
Intangibles	$(2,217)	$—
Total gross deferred tax liabilities	(2,217)	—
Net deferred tax liabilities	$(2,217)	$—

As of December 31, 2018, the Company had federal and state net operating loss carry forwards of $93.3 million. Losses that arose prior to 2018 will begin to expire in 2037. Federal losses that arose in 2018 will be carried forward indefinitely.

As described in Note 9 — Stockholders' Equity, the Company acquired 14.2 million LLC Units during the year ended December 31, 2018 in connection with exchanges with Existing LLC Unitholders and the follow-on offering. During the year ended December 31, 2018, the Company recorded a gross deferred tax asset of $95.2 million associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying statements of stockholders' equity.

As described in Note 1 — Business Organization and Note 9 — Stockholders' Equity, Carvana Co. purchased approximately 18.8 million newly-issued LLC Units of Carvana Group in connection with the IPO. The Company recognized a gross deferred tax asset of $0.5 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying statements of stockholders' equity. The Company has not recorded a deferred tax asset of $43.1 million related to the remaining basis difference associated with this purchase of LLC Units as the difference will only reverse upon the sale of its interest in Carvana Group.

As described in Note 1 — Business Organization and Note 9 — Stockholders' Equity, Carvana Co. completed a follow-on offering of 6.6 million shares of its Class A common stock. The Company recognized a gross deferred tax asset of $2.5 million associated with the portion of the basis difference resulting from the purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying statement of stockholders' equity. The Company has not recorded a deferred tax asset of $30.6 million related to the remaining basis difference associated with the purchase of LLC Units as the difference will only reverse upon the sale of its interest in Carvana Group.

During the year ended December 31, 2018, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a valuation allowance of $126.6 million. The Company has $2.2 million of deferred tax liabilities not available to offset deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

On December 22, 2017, the U.S. government enacted tax legislation referred to as the 2017 Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act reduces the U.S. federal corporate tax rate from the previous rate of 35 to 21 effective January 1, 2018. The 2017 Tax Act also makes broad and complex changes to the U.S. tax code, including, but not limited to (i) limitations on net operating loss carryforwards created in tax years beginning after December 31, 2017 while also allowing such net operating losses to be carried forward indefinitely; (ii) bonus depreciation allowing full expensing of qualified property; (iii) limitations on the deductibility of certain executive compensation; and, (iv) limitations to the amount of deductible interest.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") which provides guidance on accounting for the 2017 Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the 2017 Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the 2017 Tax Act under ASC Topic 740, Income Taxes ("ASC 740"). In accordance with SAB 118, the Company must reflect the income tax effects of the 2017 Tax Act in the reporting period in which it completes its analysis. The Company has recorded the impact of the Tax Act on its deferred tax balances related to the change in tax rate. During the year ended December 31, 2017, the Company recorded a decrease in its deferred tax assets of $9.3 million with a corresponding decrease in valuation allowance. SAB 118 allows the Company to refrain from making a decision on certain provisions in the 2017 Tax Act and the Company will continue to review and assess the potential impact of the legislation on its consolidated financial statements factoring in changes due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions that the Company has made and additional guidance that may be issued by the U.S. government. As of December 31, 2018, the Company completed accounting for all of the enactment date income tax effects of the 2017 Tax Act and determined there were no material adjustments.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (the "TRA"). Under the TRA, the Company generally will be required to pay to the Existing LLC Unitholders 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Carvana Group for shares of Carvana Co.'s Class A common stock or cash, including any basis adjustment relating to the assets of Carvana Group and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

As of December 31, 2018, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of December 31, 2018, the total unrecorded TRA liability is approximately $110.8 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Uncertain Tax Positions

Based on the Company's analysis of tax positions taken on income tax returns filed, no uncertain tax positions existed as of December 31, 2018, 2017 and 2016. Carvana Co. was formed in November 2016 and did not engage in any operations prior to the IPO and Organizational Transactions. Carvana Co. was not required to file 2016 tax returns and filed its first tax returns for the tax year 2017, the first year it became subject to examination by taxing authorities for U.S. federal and state income tax purposes. Carvana Group is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. Carvana Group has filed income tax returns for years through 2017. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2018, the Company is a tenant under various operating leases related to certain of its hubs, vending machines and offices. The initial terms expire at various dates between 2019 and 2027. Many of the leases include renewal options ranging from one to twenty years. Rent is recognized on a straight-line basis over the lease term and includes scheduled rent increases as well as amortization of tenant improvement allowances. Rent expense for these operating leases was approximately $6.1 million, $4.2 million and $0.9 million for years ended December 31, 2018, 2017 and 2016, respectively.

Beginning in December 2017, the Company has operating leases for certain of its transportation fleet. The initial lease terms are for two years from the delivery date of each individual vehicle to the Company, at which time each lease will extend on a month-to-month basis for a potential total lease term of six years unless both parties agree to earlier termination or replacement. Rent expense for these operating leases was approximately $1.8 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

The following table summarizes the future minimum payments for capital leases, finance leases, and operating leases due in each period as of December 31, 2018 (in thousands):

			Operating Leases (1)
	Capital Leases	Finance Leases	Related Party (2)	Non-Related Party	Total
2019	$3,779	$3,566	$6,461	$8,306	$14,767
2020	3,779	3,575	6,716	8,202	14,918
2021	3,779	3,583	6,869	7,387	14,256
2022	3,779	3,609	7,020	6,580	13,600
2023	3,275	3,837	7,140	5,330	12,470
Thereafter	—	62,081	36,770	38,402	75,172
Total minimum lease payments	$18,391	$80,251	$70,976	$74,207	$145,183
Less amounts representing interest	(2,237)
	$16,154
(1) Leases that are on a month-to-month basis and lease extensions that the Company does not expect to take are not included.
(2) Related party lease payments exclude rent payments due under the DriveTime Lease Agreement and the DriveTime Hub Lease Agreement for locations where the Company shares space with DriveTime, as those are contingent upon the Company's utilization of the leased assets.

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $1.4 million and $0.8 million as of December 31, 2018 and 2017, respectively, and is included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Letters of Credit

In October 2016, the Company obtained an unconditional, irrevocable, stand-by letter of credit for $1.9 million to satisfy a condition of a lease agreement. The Company was required to maintain a cash deposit of $1.9 million with the financial institution that issued the stand-by letter of credit until February 2018, at which point the cash deposit requirement was reduced by approximately $1.0 million. On November 30, 2018, the letter of credit expired. The Company earned interest on this letter of credit, and as of December 31, 2017, the balance with the financial institution was approximately $2.0 million and was included in restricted cash in the accompanying consolidated balance sheet.

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2018 and 2017, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity and capital resources.

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

NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Items Measured at Fair Value on a Recurring Basis

As of December 31, 2018 and 2017, the Company held certain assets that were required to be measured at fair value on a recurring basis. The following is a summary of fair value measurements at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$63,713	$63,713	$—	$—

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$171,859	$171,859	$—	$—
(1) Consist of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the Floor Plan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period. The carrying value of notes payable and capital leases were determined to approximate fair value as each of the notes and leases have prevailing interest rates, which have not materially changed as of or during the years ended December 31, 2018 and 2017. The carrying value of finance leases was determined to approximate fair value as each of the transactions was entered into at prevailing interest rates during each respective period and they have not significantly fluctuated since inception.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The fair value of the Senior Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of December 31, 2018 was as follows (in thousands):

December 31, 2018
Carrying value, net of unamortized debt issuance costs	$342,869
Fair value	319,375

The fair value of finance receivables, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of December 31, 2018 and December 31, 2017 were as follows (in thousands):

	December 31,
	2018	2017
Carrying value	$105,200	$45,564
Fair value	109,703	47,514

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Cash payments for interest to third parties	$16,322	$6,682	$2,855
Cash payments for interest to related parties	$—	$382	$30
Non-cash investing and financing activities:
Capital expenditures financed through long-term debt	$10,139	$18,005	$5,745
Capital expenditures included in accounts payable and accrued liabilities	$9,384	$8,619	$3,172
Property and equipment acquired under capital leases	$16,543	$—	$—
Equity-based compensation expense capitalized to property and equipment	$1,650	$—	$—
Property and equipment acquired through issuance of Class A common stock	$536	$—	$—
Dividends on Convertible Preferred Stock included in accrued liabilities	$—	$413	$—
Debt issuance costs included in accounts payable and accrued liabilities	$—	$175	$879
Conversion of Class A Convertible Preferred Stock to common stock	$98,507	$—	$—
Accrual of return on Class C redeemable preferred units	$—	$9,439	$20,583
Conversion of Class C redeemable preferred units to Class A Units	$—	260,411	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same amounts shown in the accompanying consolidated statements of cash flows for all periods presented (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$78,861	$172,680	$39,184
Restricted cash (1)	9,848	14,443	10,266
Total cash, cash equivalents and restricted cash	$88,709	$187,123	$49,450

(1) Amounts included in restricted cash represent the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding Floor Plan Facility principal balance, as explained in Note 8-Debt Instruments and amounts held as restricted cash as required under letter of credit agreements, as explained in Note 14-Commitments and Contingencies. These amounts are classified as restricted cash in the accompanying consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 17 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018
Net sales and operating revenues	$159,073	$209,365	$225,379	$265,053	$360,422	$475,286	$534,922	$584,838
Gross profit	$9,746	$16,039	$20,416	$21,890	$34,234	$49,035	$57,306	$56,134
Net loss	$(38,439)	$(38,870)	$(39,769)	$(47,238)	$(52,672)	$(51,250)	$(64,420)	$(86,404)
Net loss attributable to Carvana Co.	$(38,439)	$(14,542)	$(4,380)	$(5,480)	$(7,043)	$(9,965)	$(16,042)	$(28,704)
Net loss per share of Class A common stock, basic and diluted (1)(2)	$(0.28)	$(0.28)	$(0.29)	$(0.45)	$(0.53)	$(0.41)	$(0.50)	$(0.74)
(1) The sum of the four quarters may differ from the annual amount due to rounding and timing of changes in weighted-average outstanding shares relative to net losses incurred each period.
(2) Amounts for periods prior to the initial public offering have been retrospectively adjusted to give effect to 15.0 million shares of Class A common stock issued in the initial public offering and the Organizational Transactions described in Note 1.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 18 — SUBSEQUENT EVENTS

In connection with an ongoing commitment from the Company's Chief Executive Officer, Ernest Garcia III, related to the previously announced 100k Milestone Gift program, the Company and Mr. Garcia entered into a contribution agreement on February 26, 2019, under which Mr. Garcia will contribute to the Company 71,775 shares of the Company's Class A common stock that he individually owns, at no charge (the "Contribution Agreement"). The contribution will take place on March 1, 2019 and is intended to fund restricted stock unit awards to certain employees of Carvana, LLC upon their satisfying applicable employment tenure requirements. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, it has indemnified Mr. Garcia from any such obligations that may arise.

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

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION.

In connection with an ongoing commitment from our Chief Executive Officer, Ernest Garcia III, related to the previously announced 100k Milestone Gift program, we and Mr. Garcia entered into a contribution agreement on February 26, 2019, under which Mr. Garcia will contribute to us 71,775 shares of our Class A common stock that he individually owns, at no charge (the "Contribution Agreement"). The contribution will take place on March 1, 2019 and is intended to fund restricted stock unit awards to certain employees of Carvana, LLC upon their satisfying applicable employment tenure requirements. Although we do not expect Mr. Garcia to incur any tax obligations related to the contribution, we have indemnified Mr. Garcia from any such obligations that may arise. The Contribution Agreement is filed herewith as Exhibit 10.63.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information about our equity compensation plans under which our Class A common stock is authorized for issuance as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	930,624	$24.95	11,715,027
(1) Includes awards granted and available for future issuance under our 2017 Omnibus Incentive Plan.

The information required by Item 403 of Regulation S-K is incorporated by reference to Carvana’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1	Financial Statements: The Consolidated Financial Statements of Carvana are set forth in Part II, Item 8 of this Form 10-K.
2	Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts.

Schedule II - Valuation and Qualifying Accounts

		Additions
(in thousands)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Reductions	Balance at end of period
Deferred tax asset valuation allowance:
Year ended December 31, 2018	$16,612	$14,771	$95,179	(1)	$—	$126,562
Year ended December 31, 2017	$—	$(3,911)	$20,523	(1)	$—	$16,612
Year ended December 31, 2016	$—	$—	$—		$—	$—
Year ended December 31, 2015	$—	$—	$—		$—	$—
(1) Amount relates to a valuation allowance established on deferred taxes related to our investment in Carvana Group.

All other financial statement schedules are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

3	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
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

4.1
Indenture, dated as of September 21, 2018, among Carvana Co., each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 21, 2018).

4.2	Form of 8.875% Note due 2023 (included as Exhibit A to Exhibit 4.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 21, 2018).
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

10.10*
Amended and Restated Inventory Financing and Security Agreement, dated as of July 27, 2015 among Ally Bank, Ally Financial and Carvana, LLC (incorporated by reference to Exhibit 10.11 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.11*
Amendment to Amended and Restated Inventory Financing and Security Agreement, dated as of December 30, 2015 among Ally Bank, Ally Financial and Carvana, LLC (incorporated by reference to Exhibit 10.12 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.12*
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

10.14*
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

10.16*
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

10.22*
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
10.26*
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

10.31*
Amended and Restated Master Purchase and Sale Agreement, among Ally Bank, Ally Financial, Inc. and Carvana Auto Receivables 2016-1 LLC, dated as of March 6, 2017 (incorporated by reference to Exhibit 10.22 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.32*
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

10.36	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.37	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.38	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.39	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.8 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.40	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.41
First Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated September 14, 2017 among Carvana Auto Receivables 2016-1 LLC, Ally Bank, Ally Financial Inc. (incorporated by reference to Exhibit 10.43 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on March 6, 2018).

10.42
Omnibus Amendment No. 2 to the Ally Flow transaction, dated as of January 4, 2018 (incorporated by reference to Exhibit 10.44 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on March 6, 2018).

10.43
Omnibus Amendment No. 1 to the Ally Warehouse transaction, dated as of January 4, 2018 (incorporated by reference to Exhibit 10.45 to Carvana Co.’s Annual Report on Form 10-K filed with the SEC on March 6, 2018).

10.44
Amendment No. 1 to Fourth Amendment and Restated LLC Agreement of Carvana Group, effective December 5, 2017 (incorporated by reference to Exhibit 10.46 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on March 6, 2018).

10.45*
Third Amendment to Amended and Restated Lease Agreement with DriveTime,  dated March 5, 2018 (incorporated by reference to Exhibit 10.47 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on March 6, 2018).

10.46
Transfer Agreement, dated August 7, 2018 among Carvana Auto Receivables Depositor LLC and Sonoran Auto Receivables Trust 2017-1 Term (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2018).

10.47
Third Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated November 2, 2018 (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.48
First Amendment to the Master Transfer Agreement, dated November 2, 2018 (incorporated by reference to Exhibit 10.2 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.49*
Seventh Amendment to the Amended and Restated Inventory Financing and Security Agreement, dated November 2, 2018 (incorporated by reference to Exhibit 10.3 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.50*
First Amendment to the Master Sale-Leaseback Agreement, dated November 1, 2018 (incorporated by reference to Exhibit 10.4 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.51
Amendment to the Master Dealer Agreement, effective October 1, 2018 among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.5 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.52
Contribution Agreement between Carvana Co. and Ernest C. Garcia III, dated November 6, 2018 (incorporated by reference to Exhibit 10.6 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.53
Form of Cash-Based Award Agreement Pursuant to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 7, 2018).

10.54
Form of Performance Restricted Stock Unit Agreement Pursuant to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to Carvana Co.'s Current Report 8-K filed with the SEC on May 7, 2018).

10.55
Form of Restricted Stock Unit Agreement Pursuant to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 31, 2018).

10.56
Form of Nonqualified Stock Option Agreement Pursuant to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 31, 2018).

10.57
Contribution Agreement between Carvana Co. and Ernest C. Garcia III, dated September 12, 2018 (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 12, 2018).

10.58
Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Carvana Group, LLC effective September 21, 2018 (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on October 5, 2018).

10.59	Non-Compete Agreement between Carvana, LLC and Ernest C. Garcia III (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on November 1, 2018).
10.60
Transfer Agreement between Carvana Auto Receivables Depositor LLC and Sonoran Auto Receivables Trust 2018-1 Term, dated December 21, 2018 (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on December 28, 2018).

10.61	Fourth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated January 4, 2019, filed herewith.
10.62*	Fourth Amendment to the Amended and Restated Lease Agreement with DriveTime, dated December 20, 2018, filed herewith.
10.63	Contribution Agreement, between Carvana Co. and Ernest C. Garcia III, dated February 26, 2019, filed herewith.
21.1	Carvana Co. Subsidiaries, filed herewith.
23.1	Consent of Grant Thornton, LLP, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Confidential treatment request as to certain portion, which portions have been provided separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2019	Carvana Co.
(Registrant)

	By:	/s/ Ernest Garcia III
Ernest Garcia III
President, Chief Executive Officer and Chairman
February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest Garcia III	President, Chief Executive Officer and Chairman	February 27, 2019
Ernest Garcia III

/s/ Mark Jenkins	Chief Financial Officer	February 27, 2019
Mark Jenkins

/s/ John McKeon	Senior Director of Accounting and Controller	February 27, 2019
John McKeon

/s/ Michael Maroone	Director	February 27, 2019
Michael Maroone

/s/ Ira Platt	Director	February 27, 2019
Ira Platt

/s/ Dan Quayle	Director	February 27, 2019
Dan Quayle

/s/ Greg Sullivan	Director	February 27, 2019
Greg Sullivan