Form 10-Q
period 2019-03-31
CARVANA CO.
filed 2019-05-08
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 3, 2019, the registrant had 44,155,061 shares of Class A common stock outstanding and 101,475,865 shares of Class B common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.001 Per Share	CVNA	New York Stock Exchange

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$85,321	$78,861
Restricted cash	21,734	9,848
Accounts receivable, net	38,179	33,120
Finance receivables held for sale, net	151,186	105,200
Vehicle inventory	525,694	412,243
Beneficial interests in securitizations	19,531	—
Other current assets	35,141	23,582
Total current assets	876,786	662,854
Property and equipment, net	353,486	296,839
Operating lease right-of-use assets, including $42,779 and $0, respectively from leases with related parties	77,754	—
Intangible assets, net	8,496	8,869
Goodwill	9,353	9,353
Other assets, including $2,492 and $1,895, respectively, due from related parties	12,526	13,098
Total assets	$1,338,401	$991,013
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$165,024	$117,524
Accounts payable due to related party	5,739	3,891
Floor plan facility	434,777	196,963
Current portion of other long-term debt	15,331	11,133
Other current liabilities, including $4,519 and $0, respectively from leases with related parties	9,159	—
Total current liabilities	630,030	329,511
Senior unsecured notes (1)	343,251	342,869
Other long-term debt, excluding current portion	135,788	82,480
Operating lease liabilities, including $41,030 and $0, respectively from leases with related parties, excluding current portion	74,641	—
Other liabilities	1,844	8,725
Total liabilities	1,185,554	763,585
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 43,243 and 41,208 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	43	41
Class B common stock, $0.001 par value - 125,000 shares authorized; 102,352 and 104,336 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	102	104
Additional paid-in capital	157,830	147,916
Accumulated deficit	(103,202)	(74,653)
Total stockholders' equity attributable to Carvana Co.	54,773	73,408
Non-controlling interests	98,074	154,020
Total stockholders' equity	152,847	227,428
Total liabilities & stockholders' equity	$1,338,401	$991,013
(1) As of both March 31, 2019 and December 31, 2018, a related party held $15.0 million of the senior unsecured notes.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Sales and operating revenues:
Used vehicle sales, net	$683,829	$334,056
Wholesale vehicle sales	33,030	10,133
Other sales and revenues, including $10,573 and $4,111, respectively, from related parties	38,375	16,233
Net sales and operating revenues	755,234	360,422
Cost of sales, including $1,273 and $1,047, respectively, to related parties	666,702	326,188
Gross profit	88,532	34,234
Selling, general and administrative expenses, including $2,735 and $1,819, respectively, to related parties	155,241	83,186
Interest expense, including $333 and $0, respectively, to related parties	15,648	3,541
Other expense, net	239	179
Net loss before income taxes	(82,596)	(52,672)
Income tax provision	—	—
Net loss	(82,596)	(52,672)
Net loss attributable to non-controlling interests	(54,047)	(45,629)
Net loss attributable to Carvana Co.	(28,549)	(7,043)
Dividends on Class A convertible preferred stock	—	(1,345)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	(1,380)
Net loss attributable to Class A common stockholders	$(28,549)	$(9,768)
Net loss per share of Class A common stock, basic and diluted	$(0.69)	$(0.53)
Weighted-average shares of Class A common stock, basic and diluted(1)	41,352	18,346
(1) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2017	100	$97,127	18,096	$18	114,664	$115	$41,375	$(12,899)	$153,808	$279,544
Net loss	—	—	—	—	—	—	—	(7,043)	(45,629)	(52,672)
Accretion of beneficial conversion feature on Class A convertible Preferred Stock	—	1,380	—	—	—	—	(1,380)	—	—	—
Preferred dividends	—	—	—	—	—	—	(1,345)	—	—	(1,345)
Exchanges of LLC Units	—	—	1,436	2	(1,341)	(2)	1,540	—	(1,540)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	7,484	—	—	7,484
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(7,484)	—	—	(7,484)
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(20)	—	—	—	(160)	—	—	(160)
Options exercised	—	—	4	—	—	—	63	—	—	63
Equity-based compensation expense	—	—	—	—	—	—	1,510	—	—	1,510
Balance, March 31, 2018	100	$98,507	19,516	$20	113,323	$113	$41,603	$(19,942)	$106,639	$226,940

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In thousands)

	Class A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2018	—	$—	41,208	$41	104,336	$104	$147,916	$(74,653)	$154,020	$227,428
Net loss	—	—	—	—	—	—	—	(28,549)	(54,047)	(82,596)
Exchanges of LLC Units	—	—	2,020	2	(1,984)	(2)	1,899	—	(1,899)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	25,582	—	—	25,582
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(25,582)	—	—	(25,582)
Contribution of Class A common stock from related party	—	—	(72)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	—	—	74	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(14)	—	—	—	(433)	—	—	(433)
Options exercised	—	—	27	—	—	—	426			426
Equity-based compensation expense	—	—	—	—	—	—	8,022	—	—	8,022
Balance, March 31, 2019	—	$—	43,243	$43	102,352	$102	$157,830	$(103,202)	$98,074	$152,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(82,596)	$(52,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,943	4,605
Loss on disposal of property and equipment	49	103
Provision for bad debt and valuation allowance	1,385	597
Gain on loan sales	(19,200)	(9,891)
Equity-based compensation expense	7,711	1,510
Amortization and write-off of debt issuance costs	979	323
Originations of finance receivables	(532,066)	(228,595)
Principal payments received on finance receivables held for sale	11,227	—
Proceeds from sale of finance receivables, net	601,557	220,357
Purchase of finance receivables	(127,710)	—
Changes in assets and liabilities:
Accounts receivable	(5,435)	(6,969)
Vehicle inventory	(112,536)	(72,030)
Other current assets	(13,111)	(2,998)
Other assets	238	297
Operating lease right-of-use assets	(1,262)	—
Accounts payable and accrued liabilities	46,784	12,957
Accounts payable to related party	1,848	800
Operating lease liabilities	68	—
Other liabilities	(382)	157
Net cash used in operating activities	(214,509)	(131,449)
Cash Flows from Investing Activities:
Purchases of property and equipment, including $4,257 and $0 from related parties	(43,199)	(28,011)
Net cash used in investing activities	(43,199)	(28,011)
Cash Flows from Financing Activities:
Proceeds from floor plan facility	807,890	393,119
Payments on floor plan facility	(570,076)	(293,378)
Proceeds from long-term debt	41,817	15,608
Payments on long-term debt	(3,003)	(1,309)
Payments of debt issuance costs	(567)	(141)
Proceeds from exercise of stock options	426	63
Tax withholdings related to restricted stock awards	(433)	(160)
Dividends paid	—	(1,528)
Net proceeds from issuance of Class A Convertible Preferred Stock	—	(12)
Net cash provided by financing activities	276,054	112,262
Net increase (decrease) in cash, cash equivalents and restricted cash	18,346	(47,198)
Cash, cash equivalents and restricted cash at beginning of period	88,709	187,123
Cash, cash equivalents and restricted cash at end of period	$107,055	$139,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub (collectively, "Carvana Co.") together with its consolidated subsidiaries (the “Company”) is a leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want — a wide selection, great value and quality, transparent pricing and a simple, no pressure transaction. Using the website, customers can complete all phases of a used vehicle purchase transaction including financing their purchase, trading in their current vehicle and purchasing complementary products such as vehicle service contracts and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

Organization

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016 for the purpose of completing its initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Carvana Group, except the Company's senior unsecured notes which were issued by Carvana Co. and guaranteed by its and Carvana Group's existing domestic restricted subsidiaries.

In accordance with Carvana Group LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group, LLC and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, LLC, Class A common units ( the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group, LLC being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of March 31, 2019, Carvana Co. owned approximately 28.6% of Carvana Group and the LLC Unitholders owned the remaining 71.4%.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company's most recent Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2019, results of operations, cash flows, and changes in stockholder's equity for the three months ended March 31, 2019 and 2018. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

Liquidity

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred losses from inception through March 31, 2019, and expects to incur additional losses in the future. As the Company continues

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
to grow into new markets, build vending machines and inspection and reconditioning centers and enhance technology and software development efforts, it needs access to substantial capital. From inception, the Company has primarily funded operations through the issuance of equity instruments and the issuance of senior unsecured notes. The Company has historically funded vehicle inventory purchases through its Floor Plan Facility, and as of March 31, 2019 had approximately $215.2 million available under its $650.0 million Floor Plan Facility that matures in October 2020 to fund future vehicle inventory purchases, as described in further detail in Note 9 — Debt Instruments. The Company has also funded a portion of its capital expenditures through long-term financing with lenders and other investors as described in further detail in Note 9 — Debt Instruments and Note 15 — Leases. The Company has entered into securitization transactions and various agreements under which it sells the finance receivables it originates to financing partners, subject to each party's rights under the respective agreement, as further discussed in Note 7 — Finance Receivable Sale Agreements and Note 8 — Securitizations and Variable Interest Entities. Management believes that current working capital and expected continued inventory, capital expenditure, and receivables financing are sufficient to fund operations for at least one year from the financial statement issuance date.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations.

Comprehensive Loss

During the three months ended March 31, 2019 and 2018, the Company had no other components of comprehensive loss and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Restricted Cash

As of March 31, 2019 and December 31, 2018, the restricted cash includes the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding floor plan facility principal balance, as explained in Note 9 — Debt Instruments.

Leases

As discussed below, the Company adopted ASC 842 on January 1, 2019. Under ASC 842, the Company determines if an arrangement is a lease at inception by evaluating if the asset is explicitly or implicitly identified or distinct, if the Company will receive substantially all of the economic benefit or if the lessor has an economic benefit and the ability to substitute the asset. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company assesses whether the lease is an operating or finance lease at its inception. Operating lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. To calculate the present value, the Company uses the implicit rate in the lease when readily determinable. However, most of the Company's leases do not provide an implicit rate and it uses its incremental borrowing rate. The incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, it uses uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate. The operating lease ROU asset is the initial lease liability adjusted for any prepayments, initial indirect costs incurred by the Company, and lease incentives. The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities in its accompanying unaudited condensed consolidated balance sheets. The Company's finance leases are included in property and equipment, and other debt in its accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Securitizations and Variable Interest Entities

The Company reviews subsidiaries and affiliates, as well as other entities, to determine if they should be considered variable interest entities, and whether it should change the consolidation determinations based on changes in their characteristics. The Company considers an entity a VIE if its equity investors own an interest therein that lacks the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or if the entity is structured with non-substantive voting interests. A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company evaluates whether it has variable interests in the VIE and if so, if it is the primary beneficiary of the VIE on an ongoing basis. The Company consolidates VIEs when it is deemed to be the primary beneficiary.

The Company sponsors asset-backed securitization transactions. These transactions often result in the creation of securitization trusts, which are VIEs. To comply with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules") the Company retains at least 5% interest in the credit risk of the underlying finance receivables, which it accomplishes by retaining at least a 5% interest in each security issued by the securitization trusts. Typically, this includes notes and certificates, which are presented as beneficial interests in securitizations in the accompanying unaudited condensed consolidated balance sheets.

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

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Other than quoted prices that are observable in the market for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the fill term of the assets or liabilities.

Level 3:	Inputs are unobservable and reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.

The Company has elected the fair value option for its beneficial interests in securitization trusts, which primarily include notes and certificates of the securitization trust. Electing the fair value option allows the Company to recognize changes in the fair value of these assets in the period the fair value changes. The changes in fair value are recorded within other expense, net and amounts attributable to interest income are reported in interest expense, net on the accompanying unaudited condensed consolidated statement of operations.

See Note 17 — Fair Value of Financial Instruments for additional information.

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

Adoption of New Accounting Standards

Beginning in February 2016, the FASB issued several accounting standards updates related to the new leasing model in ASC 842, Leases ("ASC 842"). ASC 842 introduced a model that requires leases to be presented on the balance sheet and eliminates the requirement for an entity to use bright-line tests in determining lease classification. Expense recognition under ASC 842 on the income statement remains similar to previous lease accounting guidance.

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective approach, the practical expedient package and the transition relief option, which allowed the Company to, among other things, avoid reassessing lease classification for existing leases, forego the balance sheet recognition requirements with respect to short-term leases and avoid restating comparative periods presented. The adoption of ASC 842 resulted in initial recognition of ROU assets and operating lease liabilities of approximately $80.3 million and $86.8 million, respectively, as of January 1, 2019, and did not have an impact on the beginning equity balances as of the implementation date. Adopting ASC 842 did not have a material impact on the Company's sale-leaseback transactions, which have typically been accounted for as financing transactions in prior periods and under ASC 842. The standard did not have a material impact on the Company's consolidated statements of operations or statements of cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718) ("ASU 2018-07") related to the accounting for share-based payment transactions for acquiring goods and services from nonemployees. Under ASU 2018-07, the intent is to simplify and align most requirements for share-based payments to nonemployees with the requirements for share-based payments granted to employees under ASC 718, including measuring the equity instruments at the grant-date fair value. The Company adopted ASU 2018-07 on January 1, 2019 using the modified retrospective approach. The adoption of ASU 2018-07 did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. Debt securities available for sale are excluded from the scope of ASU 2016-13. The Company plans to adopt ASU 2016-13 for its fiscal year beginning January 1, 2020. Finance receivables originated in connection with the Company’s vehicle sales are held for sale and are subsequently sold. The Company does not presently hold any finance receivables until maturity. Therefore, the Company does not expect adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

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

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Land and site improvements	$55,839	$45,702
Buildings and improvements	146,056	123,705
Transportation fleet	85,827	65,760
Software	39,902	36,452
Furniture, fixtures and equipment	24,903	20,675
Total property and equipment excluding construction in progress	352,527	292,294
Less: accumulated depreciation and amortization on property and equipment	(52,505)	(44,050)
Property and equipment excluding construction in progress, net	300,022	248,244
Construction in progress	53,464	48,595
Property and equipment, net	$353,486	$296,839

Depreciation and amortization expense on property and equipment was approximately $7.6 million and $4.6 million for the three months ended March 31, 2019 and 2018, respectively. These amounts primarily relate to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

The purchase price was allocated to net tangible assets of approximately $0.2 million and intangible assets of approximately $9.9 million based on their fair values on the acquisition date and a related deferred tax liability of approximately $2.5 million. The deferred tax liability will amortize over 5 years to 7 years, and approximately $0.4 million and $0.0 million was amortized during the three months ended March 31, 2019 and 2018, respectively. The excess of the purchase

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
price over the amounts allocated to assets acquired, liabilities assumed and the deferred tax liability was approximately $9.4 million, which has been recorded as goodwill. The historical results of operations for Car360 were not significant to the Company's consolidated results of operations for the periods presented.

The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of March 31, 2019 and December 31, 2018 (in thousands):

	Useful Life	March 31, 2019	December 31, 2018
Intangible assets:
Developed technology	7 years	$8,642	$8,642
Customer relationships	5 years	523	523
Non-compete agreements	5 years	774	774
Intangible assets, acquired cost		9,939	9,939
Less: accumulated amortization		(1,443)	(1,070)
Intangible assets, net		$8,496	$8,869

Goodwill	N/A	$9,353	$9,353

Amortization expense during the three months ended March 31, 2019 and 2018 was approximately $0.4 million and $0.0 million, respectively. As of March 31, 2019, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 5.8 years. The anticipated annual amortization expense to be recognized in future years as of March 31, 2019 is as follows (in thousands):

Expected Future Amortization
Remainder of 2019	$1,120
2020	1,494
2021	1,494
2022	1,494
2023	1,308
2024	1,235
Thereafter	351
Total	$8,496

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable	$44,106	$29,141
Sales taxes and vehicle licenses and fees	36,861	27,651
Accrued interest expense	20,469	9,206
Reserve for returns and cancellations	17,226	11,284
Accrued property and equipment	8,682	7,414
Accrued compensation and benefits	8,249	13,477
Accrued advertising costs	7,641	4,398
Other accrued liabilities	21,790	14,953
Total accounts payable and accrued liabilities	$165,024	$117,524

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime inspection and reconditioning centers and retail facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location, with cancellable terms, provided 60 days' prior written notice is given, expiring between 2021 and 2024. Most of the retail facilities allow the Company to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Hub Lease Agreement described below.

In March 2017, the Company and DriveTime entered into a lease agreement that governs the Company's access to and utilization of office and parking space at various DriveTime retail facilities (the "DriveTime Hub Lease Agreement"). The DriveTime Hub Lease Agreement was most recently amended in December 2018. Lease expiration varies by location with most having cancellable terms, provided 60 days' prior written notice is given, expiring in 2021 and the Company having the right to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Lease Agreement described above.

The DriveTime Lease Agreement and the DriveTime Hub Lease Agreement both have non-cancellable lease terms of less than twelve months with rights to terminate at the Company's election with 60 days prior written notice and extension options as described above. It is not reasonably certain that the Company will exercise its options to extend the leases or abstain from exercising its termination rights at the hub locations within these lease agreements to create a lease term greater than one year and therefore the Company accounts for them as short-term leases. The Company expects to extend the lease terms of the locations where it reconditions vehicles beyond twelve months, therefore those locations are not considered short-term leases. Under these lease agreements the Company makes variable monthly lease payments based on its pro rata utilization of space at each facility plus a pro rata share of each facility’s actual insurance costs and real estate taxes. The Company pays actual insurance costs and real estate taxes directly at locations where it occupies all of the space, including the Blue Mound and Delanco inspection and reconditioning centers. The Company is additionally responsible for paying for any tenant improvements it requires to conduct its operations and its share of estimated costs incurred by DriveTime related to preparing these sites for use. As it relates to locations where the Company reconditions vehicles, the Company’s share of facility and shared reconditioning supplies expenses are related to the actual costs for operating the inspection and reconditioning centers and the Company’s pro rata share of total reconditioned vehicles and parking spaces at such inspection and reconditioning centers in a given month. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In December 2016, the Company entered into a lease agreement related to a vehicle inspection and reconditioning center in Tolleson, Arizona, with Verde Investments, Inc., an affiliate of DriveTime ("Verde"), with an initial term of approximately 15 years. In August 2018, the Company entered into an additional lease agreement with a coterminous initial term with Verde for contiguous space to that inspection and reconditioning center. The lease agreements require monthly rental payments and can each be extended for four additional five-year periods.

In February 2017, the Company entered into a lease agreement with DriveTime for sole occupancy of a fully operational inspection and reconditioning center in Winder, Georgia, where the Company previously maintained partial occupancy. The lease has an initial term of eight years, subject to the Company's ability to exercise three renewal options of five years each.

In November 2018, the Company entered into a lease agreement with DriveTime for access to and utilization of a fully operational inspection and reconditioning center near Cleveland, Ohio. DriveTime vacated the facility in February 2019, at which point the Company became the sole occupant and purchased certain leasehold improvements and equipment at the facility from DriveTime for approximately $4.3 million and began leasing the full facility from DriveTime. The lease has an initial term of three years, subject to the Company's ability to exercise three renewal options of five years each. Before DriveTime vacated the facility, the Company paid a monthly rental fee related to its pro rata utilization of space at the facility plus a pro rata share of the facility’s actual insurance costs and real estate taxes. Before DriveTime vacated the facility, the Company’s share of facility and shared reconditioning supplies expenses were calculated based on the actual costs for operating the inspection and reconditioning center and the Company’s pro rata share of total reconditioned vehicles and parking spaces at the inspection and reconditioning center in a given month. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended March 31, 2019, total costs related to these operating lease agreements, including those noted above, were approximately $2.0 million with approximately $0.8 million and $1.2 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended March 31, 2018, total costs related to these lease agreements were approximately $2.2 million with approximately $1.0 million and $1.2 million allocated to inventory and selling, general and administrative expenses, respectively.

Corporate Office Leases

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guarantees up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay DriveTime rent equal to the amounts due under DriveTime's master lease. During each of the three months ended March 31, 2019 and 2018, the rent expense incurred related to this first floor sublease was approximately $0.2 million.

Lease Assumption from DriveTime

In February 2019, the Company entered into an agreement to assume a lease of an inspection and reconditioning center near Nashville, Tennessee that DriveTime leased from an unrelated landlord. As part of the agreement, the Company purchased from DriveTime certain leasehold improvements and equipment at the facility for approximately $2.0 million when the Company became the sole occupant in April 2019. The lease expires in four years, subject to the ability to exercise three renewal options of five years each. DriveTime remained an occupant of the facility through April 1, 2019 but is not fully released from lease obligations by the landlord.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell vehicle service contracts ("VSCs") to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the three months ended March 31, 2019 and 2018, the Company recognized approximately $10.1 million and $4.1 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the three months ended March 31, 2019, the Company recognized approximately $0.5 million related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statement of operations.

Beginning in 2017, DriveTime also administers a portion of the Company's GAP waiver coverage and the limited warranty provided to all customers under the Master Dealer Agreement. The Company pays a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers and a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. During the three months ended March 31, 2019 and 2018, the Company incurred approximately $0.8 million and $0.3 million, respectively, related to the administration of GAP waiver coverage and limited warranty.

GAP Waiver Insurance Policy

In March 2019, the Company purchased an insurance policy from BlueShore Insurance Company ("BlueShore"), an affiliate of DriveTime, for approximately $1.0 million that reimburses the lienholder of finance receivables with GAP waiver coverage for any GAP waiver claims on a defined set of finance receivables that the Company sold in a securitization transaction. This insurance is transferred with the underlying finance receivable. Simultaneously, the Company entered into a retrospective profit sharing agreement with BlueShore under which the Company will share in the profits generated from the insurance policy by receiving a portion of the excess of the premium it paid to BlueShore, net of a fee, compared to the amount BlueShore pays out related to the GAP waiver claims. As of March 31, 2019, the Company held a receivable of approximately $0.1 million, which is included in other assets on the accompanying unaudited condensed consolidated balance sheets, related to this retrospective profit sharing agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $0.5 million, and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended on May 15, 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. During each of the three months ended March 31, 2019 and 2018, the Company reimbursed DriveTime approximately $0.1 million under this agreement.

Senior Unsecured Notes Held by Verde

As of March 31, 2019 and December 31, 2018, Verde held $15.0 million of principal of the Company's outstanding senior unsecured notes, which are described further in Note 9 — Debt Instruments.

Accounts Payable Due to Related Party

As of March 31, 2019 and December 31, 2018, approximately $5.7 million and $3.9 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable to related party in the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Contribution Agreements

On September 10, 2018, the Company announced a commitment by its Chief Executive Officer, Ernest Garcia III, to contribute shares of the Company's Class A common stock, for each then-current employee from his personal shareholdings to the Company at no charge (the “Share Contributions”). His contributions are intended to fund equity awards of 165 restricted stock units to each of the Company's then-current employees upon their satisfying certain employment tenure requirements (the "100k Milestone Gift"). The Company entered into certain contribution agreements related to his commitment in order to effect the transfer of shares from Mr. Garcia to the Company. The Company does not expect Mr. Garcia to incur any tax obligations related to the Share Contributions, but pursuant to a series of contribution agreements, it has indemnified Mr. Garcia from any such obligations that may arise. See Note 10 — Stockholders' Equity and Note 12 — Equity-Based Compensation for further discussion.

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

NOTE 7 — FINANCE RECEIVABLE SALE AGREEMENTS

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") and a master transfer agreement (the "2016 Master Transfer Agreement") pursuant to which it sells finance receivables meeting certain underwriting criteria to certain financing partners, including Ally Bank and Ally Financial (the "Ally Parties"). Through November 2017 under the MPSA and the 2016 Master Transfer Agreement, the Company could sell up to an aggregate of $375.0 million, and $292.2 million, respectively, in principal balances of finance receivables subject to adjustment as described in the respective agreements. On November 3, 2017, the Company amended its MPSA to increase the aggregate amount of principal balances of finance receivables it can sell from $375.0 million to $1.5 billion. Also on November 3, 2017, the Company terminated the remaining capacity under the 2016 Master Transfer Agreement and replaced this facility by entering into a new master transfer agreement (the "2017 Master Transfer Agreement") with a purchaser trust under which the trust committed to purchase up to an aggregate of approximately $357.1 million in principal balances of finance receivables.

On November 2, 2018, the Company amended the 2017 Master Transfer Agreement to, among other things and subject to the terms of the agreement, increase and extend the trust's commitment to purchase finance receivables from the Company. The trust's available financing following the November amendment permits up to $454.5 million in principal balances of finance receivables to be purchased, and the trust's purchase commitment contemplates it securing up to three times the currently available financing in the aggregate following the November amendment. Also on November 2, 2018, the Company amended the MPSA to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum of $1.25 billion of principal balances of finance receivables during the term of the agreement, which was extended to November 1, 2019.

During the three months ended March 31, 2019 and 2018, the Company sold approximately $65.3 million and $125.6 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $1.1 billion of unused capacity as of March 31, 2019. During the three months ended March 31, 2019 and 2018, the Company sold approximately $58.3 million and $85.5 million, respectively, in principal balances of finance receivables under the 2017 Master Transfer Agreement and had approximately $396.2 million of unused capacity as of March 31, 2019.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
During the three months ended March 31, 2019, the Company also purchased finance receivables that it previously sold to a purchaser trust under the 2017 Master Transfer Agreement for a total price of approximately $127.7 million and immediately resold such finance receivables into a securitization transaction, which is described further in Note 8 — Securitizations and Variable Interest Entities. Other than customary repurchase obligations, the Company is not obligated to, nor does it have a right to, purchase or sell finance receivables it has previously sold under the 2017 Master Transfer Agreement. This transaction was entered into in connection with the securitization transaction and was entered into independently from the terms of the 2017 Master Transfer Agreement.

The total gain related to finance receivables sold to financing partners under the MPSA, the 2017 Master Transfer Agreement, and securitization transactions discussed in Note 8 — Securitizations and Variable Interest Entities was approximately $19.2 million and $9.9 million during the three months ended March 31, 2019 and 2018, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

NOTE 8 — SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Beginning in 2019, the Company sponsors and establishes securitization trusts to purchase finance receivables from the Company. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that the Company sells to the securitization trusts. Upon transfer of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. The net proceeds from the sales are the fair value of the assets obtained as part of the transactions and typically include cash and at least 5% of the beneficial interests issued by the securitization trusts to comply with Risk Retention Rules. The beneficial interests retained by the Company include but are not limited to rated notes and certificates of the securitization trusts. The holders of the certificates issued by the securitization trusts have rights to cash flows only after the holders of the notes issued by the securitization trusts have received their contractual cash flows. The securitization trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the securitization trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company are subject principally to the credit and prepayment risk stemming from the underlying finance receivables.

As described in Note 2 — Summary of Significant Accounting Policies, the securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of March 31, 2019, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. The Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of March 31, 2019 were approximately $19.5 million. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of March 31, 2019.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at March 31, 2019. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	Carrying Value	Total Exposure

	(in thousands)
Rated notes	$16,940	$16,940
Certificates and other assets	2,591	2,591
Total unconsolidated VIEs	$19,531	$19,531

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of March 31, 2019 were as follows (in thousands):

	Amortized Cost	Fair Value
Rated notes	$16,940	$16,940
Certificates and other assets	2,591	2,591
Total securities available for sale	$19,531	$19,531

NOTE 9 — DEBT INSTRUMENTS

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

Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory, unless customers financed the purchase by originating an automotive finance receivable. For used vehicle sales involving financing originated by the Company and sold under either the Master Purchase and Sale Agreement (the "MPSA") or the 2017 Master Transfer Agreement described in Note 7 — Finance Receivable Sale Agreements, the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one day following the sale of the related finance receivable. With respect to such used vehicle sales involving financing that are not sold under either the MPSA or the 2017 Master Transfer Agreement, the lender agreed to extend repayment of the advance or the loan for such vehicles to the earlier of fifteen business days after the sale of the vehicle or two business days following the funding of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts.

As of March 31, 2019, the interest rate on the Floor Plan Facility was approximately 5.90%, the Company had an outstanding balance under this facility of approximately $434.8 million, unused capacity of approximately $215.2 million of which approximately $181.8 million was available based on the borrowing base, and held approximately $21.7 million in restricted cash related to this facility. As of December 31, 2018, the interest rate on the Floor Plan Facility was approximately 5.90%, the Company had an outstanding balance of approximately $197.0 million and held approximately $9.8 million in restricted cash related to this facility.

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

The Indenture governing the Senior Notes contains restrictive covenants that limit the ability of the Company to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s ability to make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of March 31, 2019, the Company was in compliance with all covenants.

The outstanding principal of the Senior Notes, net of debt issuance costs, was approximately $343.3 million and $342.9 million as of March 31, 2019 and December 31, 2018, respectively, of which $15.0 million of principal was held by Verde, and is included as long-term debt in the accompanying unaudited condensed consolidated balance sheets. In connection with the issuance of these Senior Notes, Carvana Group amended its LLC agreement to create a class of non-convertible preferred units, which Carvana Co. purchased with its net proceeds from the issuance of these Senior Notes, as further discussed in Note 10 — Stockholders' Equity.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two to five-year term and requires monthly payments. As of March 31, 2019, the outstanding principal of these notes had a weighted-average interest rate of 6.1% and totaled approximately $32.9 million, of which approximately $8.2 million is due within the next twelve months and is included as current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

Other Real Estate Financing Transactions

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of March 31, 2019, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and base rent increases throughout the term. As of March 31, 2019, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, is approximately $84.1 million and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheet.

In November 2017, the Company entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which it may sell and lease back certain of its owned or leased properties and construction improvements. Under the MSLA, at any time the Company may elect to, and beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to demand that the Company repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. Under the MSLA, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. By December 31, 2018, the Company repurchased all properties it

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
had previously sold under the MSLA for a price of approximately $28.8 million. As of March 31, 2019 and December 31, 2018, the Company may sell and lease back approximately $75.0 million of its property and equipment under the MSLA.

NOTE 10 — STOCKHOLDERS' EQUITY

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

Carvana Group's amended and restated LLC Agreement provides for two classes of common ownership interests in Carvana Group. Carvana Group’s two classes of common ownership interests are Class A Units and Class B Units (the "LLC Units"). Carvana Co. is required to, at all times, maintain (i) a four-to-five ratio between the number of shares of Class A common stock issued and outstanding by Carvana Co. and the number of Class A Units owned by Carvana Co. (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities and subject to adjustment as set forth in the exchange agreement (the "Exchange Agreement") further discussed below, and taking into account Carvana Sub’s 0.1% ownership interest in Carvana, LLC) and (ii) a four-to-five ratio between the number of shares of Class B common stock owned by the original holders of LLC units prior to the IPO (the "Original LLC Unitholders") and the number of Class A Units owned by the Original LLC Unitholders. The Company may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only together with an equal number of LLC Units if Carvana Co., at the election of an Original LLC Unitholder, exchanges LLC Units for shares of Class A common stock.

As of March 31, 2019, there were approximately 182.4 million and 5.8 million Class A Units and Class B Units (as adjusted for the participation thresholds), respectively, issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the “LLC Equity Incentive Plan”) and are subject to a participation threshold and are earned over the requisite service period.

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

During the three months ended March 31, 2019, certain LLC Unitholders exchanged 2.5 million LLC Units and 2.0 million shares of Class B common stock for 2.0 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received approximately 2.5 million LLC Units, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

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

At the holder's request beginning on January 29, 2018, any or all shares of the Convertible Preferred Stock were convertible into shares of Class A common stock at an initial conversion rate of 50.78 shares of Class A common stock per share of Convertible Preferred Stock. On or after December 5, 2018, the Company had the option to cause all shares of Convertible Preferred Stock to be converted into shares of Class A common stock or cash, at the Company's election, if the 10-day volume-weighted average price equaled or exceeded 150% of the conversion price as set forth in the agreement. In the event Carvana Co. issued any shares of Class A common stock upon conversion of any shares of Convertible Preferred Stock or in connection with any change of control repurchase of shares of Convertible Preferred Stock, a corresponding number of Convertible Preferred Units would be canceled and cease to be outstanding, and Carvana Group would issue Class A Units to Carvana Co. on a four-to-five ratio between the number of shares of Class A common stock issued by Carvana Co. to the holders of the Convertible Preferred Stock and the number of Class A Units issued.

The initial conversion price was $19.6945, which was calculated based on a 20.0% premium to the volume weighted average price for Class A common stock during the 5 trading days immediately preceding December 4, 2017. Following announcement of the transaction, the share price of Class A common stock increased and exceeded the conversion price on the commitment date and resulted in a beneficial conversion feature ("BCF") of approximately $2.6 million. The BCF was originally recorded as a reduction of the Convertible Preferred Stock with an offset to additional paid-in capital. The BCF accreted as a deemed dividend through January 29, 2018, the first available conversion date, increasing the carrying value of the Convertible Preferred Stock with an offsetting charge to additional paid-in capital. During the three months ended March 31, 2018, the Company recorded $1.4 million in accretion related to the BCF.

During the three months ended March 31, 2018, the Company paid approximately $1.5 million of dividends to the holders of the Convertible Preferred Stock and Carvana Group distributed approximately $1.5 million to Carvana Co. with respect to the Convertible Preferred Units.

During the year ended December 31, 2018, at the holder's request 75,000 shares of Convertible Preferred Stock, and at the Company's election 25,000 shares of Convertible Preferred Stock, were converted into a total of approximately 5.1 million shares of Class A common stock. Simultaneously with each conversion, an equal number of Convertible Preferred Units were canceled and Carvana Group issued approximately 6.3 million Class A Units to Carvana Co. As of March 31, 2019 and December 31, 2018, there were no outstanding shares of Convertible Preferred Stock and no related accrued dividends.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of the Senior Notes, as discussed further in Note 9 — Debt Instruments. Carvana Co. used its net proceeds from the Senior Notes to purchase 350,000 Class A Non-Convertible Preferred Units. In the event Carvana Co. makes payments on the Senior Notes, Carvana Group will make an equal cash distribution to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires one Class A Non-Convertible Preferred Unit shall be canceled and retired.

Contribution of Class A Common Shares From Ernest Garcia III

During the three months ended March 31, 2019, the Company and its Chief Executive Officer, Ernest Garcia III, entered into a contribution agreement (the "Contribution Agreement") in connection with the 100k Milestone Gift, as defined in Note 6 — Related Party Transactions, pursuant to which Mr. Garcia contributed approximately 0.1 million shares of the Company's Class A common stock to the Company, at no charge. The Company subsequently granted approximately 0.1 million restricted stock units to employees, refer to Note 12 — Equity-Based Compensation for further discussion. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the share contribution, it has indemnified Mr. Garcia from any such obligations that may arise.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 11 — NON-CONTROLLING INTERESTS

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

During the three months ended March 31, 2019 and 2018, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $1.9 million and $1.5 million, respectively, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As of March 31, 2019, Carvana Co. owned approximately 28.6% of Carvana Group with the LLC Unitholders owning the remaining 71.4%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation expense is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation expense recognized during the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Class B Units	$578	$435
Restricted Stock Units and Awards excluding those granted in relation to Mr. Garcia's 100k Milestone Gift contributions	2,467	667
Restricted Stock Units granted in relation to Mr. Garcia's 100k Milestone Gift contributions	3,124	—
Options	1,207	408
Class A Units	646	—
Total equity-based compensation expense	$8,022	$1,510
Equity-based compensation capitalized to property and equipment	(311)	—
Equity-based compensation capitalized to inventory	(877)	—
Equity-based compensation, net of capitalized amounts	$6,834	$1,510

As of March 31, 2019, the total unrecognized compensation expense related to outstanding equity awards was approximately $52.8 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards to employees, directors, officers and consultants. As discussed in Note 10 — Stockholders' Equity, during the three months ended March 31, 2019, the Company granted approximately 0.1 million RSUs with a vesting period of one day following receipt of Class A common stock from its Chief Executive Officer, Ernest Garcia III, and recognized approximately $3.1 million of equity-based compensation, a portion of which related to the production of the Company's used vehicle inventory and was therefore capitalized to inventory. The majority of the Company's equity awards, other than those granted in relation to Mr. Garcia's 100k Milestone Gift, vest over two- to five- year periods based on continued employment with the Company. As of March 31, 2019, approximately 11.1 million shares remain available for future equity award grants under this plan.

Class A Units

During 2018, the Company granted certain employees Class A Units with service-based vesting over two- to four- year periods and a grant-date fair value of $18.58 per Class A Unit. The grantees entered into the Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions and subject to vesting.

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service vesting conditions. Following completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. There were no Class B Units issued during the three months ended March 31, 2019 or March 31, 2018.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 13 — LOSS PER SHARE

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

The following table presents the calculation of basic and diluted net loss per share during the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(82,596)	$(52,672)
Net loss attributable to non-controlling interests	54,047	45,629
Dividends on Class A convertible preferred stock	—	(1,345)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	(1,380)
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(28,549)	$(9,768)
Denominator:
Weighted-average shares of Class A common stock outstanding	41,632	18,725
Nonvested weighted-average restricted stock awards	(280)	(379)
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	41,352	18,346
Net loss per share of Class A common stock, basic and diluted	$(0.69)	$(0.53)

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

Weighted-average as-converted shares of Convertible Preferred Stock of approximately 5.1 million for the three months ended March 31, 2018, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average as-converted Class A Units together with the related Class B common stock of approximately 104.4 million and 114.1 million together with the related Class B common stock during the three months ended March 31, 2019 and 2018, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units of approximately 6.3 million and 7.2 million at March 31, 2019 and 2018, respectively, were evaluated for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average potentially dilutive restricted stock awards and units of approximately 0.7 million and 0.4 million for the three months ended March 31, 2019 and 2018, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of March 31, 2019 and 2018, 1.3 million and 0.8 million options, respectively, were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

NOTE 14 — INCOME TAXES

As described in Note 1 — Business Organization, as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. was formed on November 29, 2016 and did not engage in any operations prior to the IPO. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co.

As described in Note 10 — Stockholders' Equity, the Company acquired approximately 2.5 million LLC Units during the three months ended March 31, 2019 in connection with exchanges with Existing LLC Unitholders. During the three months ended March 31, 2019, the Company recorded a gross deferred tax asset of approximately $25.6 million associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As described in Note 4 — Goodwill and Intangible Assets, Net, Carvana Group acquired Car360 on April 12, 2018. The acquisition included various intangible assets, and as a result the Company recognized a deferred tax liability of approximately $2.5 million which is reflected within other liabilities in the accompanying unaudited condensed consolidated balance sheet. The deferred tax liability will be amortized over five to seven years and approximately $0.4 million and $0.0 million was amortized during the three months ended March 31, 2019 and March 31, 2018.

During the three months ended March 31, 2019, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of March 31, 2019 and December 31, 2018, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

Tax Receivable Agreement

Carvana Co. expects to obtain an increase in its share of the tax basis in the net assets of Carvana Group when LLC Units are exchanged by the Existing LLC Unitholders and other qualifying transactions. As described in Note 10 — Stockholders' Equity, each change in outstanding shares of Class A common stock results in a corresponding increase or decrease in Carvana Co.'s ownership of LLC Units. The Company intends to treat any exchanges of LLC Units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Carvana Co. would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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
As of March 31, 2019, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of March 31, 2019, the total unrecorded TRA liability is approximately $140.1 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

NOTE 15 — LEASES

The Company is party to various lease agreements for real estate and transportation equipment. For each lease agreement, the Company determines its lease term as the non-cancellable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company also assesses whether each lease is an operating or finance lease at the lease commencement date. Rent expense of operating leases is recognized on a straight-line basis over the lease term and includes scheduled rent increases as well as amortization of tenant improvement allowances.

Operating Leases

As of March 31, 2019, the Company is a tenant under various operating leases related to certain of its hubs, vending machines and corporate offices. The initial terms expire at various dates between 2019 and 2029. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company also had operating leases for certain of its transportation fleet. In March 2019, the Company reassessed the lease terms of the transportation equipment leases based on the likelihood of exercising its extension options and reclassified them to finance leases. Rent expense for the Company's operating leases was approximately $1.8 million for the three months ended March 31, 2018.

Refer to Note 6 — Related Party Transactions for further discussion of operating leases with related parties.

Finance Leases

The Company has finance leases for certain equipment in its transportation fleet. The leases have initial terms of two to five years, some of which include extension options for up to four additional years, and require monthly payments. As of March 31, 2019, the outstanding amount of the finance leases is approximately $34.2 million, of which approximately $7.1 million is due within the next twelve months and is included as current portion of other long-term debt in the accompanying unaudited condensed consolidated balance sheet.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three months ended March 31, 2019 were as follows (in thousands):

Lease costs:
Finance leases:
Amortization of finance lease assets	$1,267
Interest on obligations under finance leases	331
Total finance lease costs	$1,598

Operating leases:
Fixed lease costs	$2,328
Fixed lease costs to related parties	1,806
Variable short-term lease costs to related parties	454
Total operating lease costs	$4,588

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to third parties	$1,817
Operating lease liabilities to related parties	$2,137
Interest payments on finance lease liabilities	$331

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$1,208

Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of March 31, 2019 (in thousands):

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total
Remainder of 2019	$6,676	$6,231	$5,937	$12,168	$18,844
2020	8,227	7,692	8,078	15,770	23,997
2021	7,953	7,154	7,354	14,508	22,461
2022	7,628	7,179	6,655	13,834	21,462
2023	7,061	7,212	5,430	12,642	19,703
Thereafter	1,224	31,660	32,730	64,390	65,614
Total minimum lease payments	38,769	67,128	66,184	133,312	172,081
Less: amount representing interest	(4,608)	(21,579)	(27,933)	(49,512)	(54,120)
Total lease liabilities	$34,161	$45,549	$38,251	$83,800	$117,961
(1) Leases that are on a month-to-month basis, short-term leases, and lease extensions that the Company does not expect to take are not included.
(2) Related party lease payments exclude rent payments due under the DriveTime Lease Agreement and the DriveTime Hub Lease Agreement for locations where the Company shares space with DriveTime, as those are variable lease payments contingent upon the Company's utilization of the leased assets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As described in Note 2 — Summary of Significant Accounting Policies, the Company adopted ASC 842 using the modified retrospective approach and various practical expedients and relief packages, which permitted the Company to refrain from restating comparative periods. Therefore, the following future minimum lease payments as of December 31, 2018 prepared under previous lease accounting guidance has been included from the Company's 2018 Annual Report on Form 10-K filed on February 27, 2019 (in thousands):

			Operating Leases (1)
	Capital Leases	Other Real Estate Financing Transactions (3)	Related Party (2)	Non-Related Party	Total
2019	$3,779	$3,566	$6,461	$8,306	$14,767
2020	3,779	3,575	6,716	8,202	14,918
2021	3,779	3,583	6,869	7,387	14,256
2022	3,779	3,609	7,020	6,580	13,600
2023	3,275	3,837	7,140	5,330	12,470
Thereafter	—	62,081	36,770	38,402	75,172
Total minimum lease payments	$18,391	$80,251	$70,976	$74,207	$145,183
Less amounts representing interest	(2,237)
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
(3) These were previously presented as finance leases and represent the Company's sale and leaseback transactions that are accounted for as other real estate financing transactions, as further discussed in Note 9 — Debt Instruments.

As of March 31, 2019, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of March 31, 2019 were as follows, excluding short-term operating leases:

Weighted-average remaining lease terms (years)
Operating leases	10.9
Finance leases	4.9
Weighted-average discount rate
Operating leases	9.0%
Finance leases	5.6%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
claims incurred to-date and repair reserves based on historical trends. The liability was approximately $2.0 million and $1.4 million as of March 31, 2019 and December 31, 2018, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2019 the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity and capital resources.

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

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

A description of the fair value hierarchy and the Company's methodologies are included in Note 2 — Summary of Significant Accounting Policies. As of March 31, 2019 and December 31, 2018, the Company held certain assets that were required to be measured at fair value on a recurring basis and as of March 31, 2019, the Company held beneficial interests in securitizations for which it elected the fair value option. The following tables are a summary of fair value measurements and hierarchy level at March 31, 2019 and December 31, 2018 (in thousands):

As of March 31, 2019:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$19,810	$19,810	$—	$—
Beneficial interests in securitizations	19,531	—	19,531	—

As of December 31, 2018:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$63,713	$63,713	$—	$—
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

Beneficial Interests in Securitizations

The Company acquired its beneficial interests in securitizations as a portion of its proceeds from the securitization transaction completed on March 29, 2019. The securitization trust issued the same securities to investors as those the Company received as proceeds to satisfy the Risk Retention Regulations. As of March 31, 2019, the Company determined the fair value of its beneficial interests in securitizations based on the observed prices paid by investors when the transaction closed on March 29, 2019. Given both the proximity to the end of the reporting period and lack of observable changes in economic inputs, the Company concluded the fair value at March 29, 2019 represents the fair value at March 31, 2019.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities and accounts payable to related parties approximate fair value because their respective maturities are less than three months. The carrying value of the Floor Plan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
respective period and they have not materially changed as of or during the periods ended March 31, 2019 and December 31, 2018.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of March 31, 2019 and December 31, 2018 was as follows (in thousands):

	March 31, 2019	December 31, 2018
Carrying value, net of unamortized debt issuance costs	$343,251	$342,869
Fair value	352,690	319,375

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Carrying value	$151,186	$105,200
Fair value	157,778	109,703

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental cash flow information:
Cash payments for interest	$3,917	$1,884
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$11,246	$8,035
Property and equipment acquired under finance leases	$11,395	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,940	$—
Capital expenditures financed through long-term debt	$—	$5,164
Equity-based compensation expense capitalized to property and equipment	$311	$—
Fair value of beneficial interests received in securitization transactions	$19,531	$—
Costs related to issuance of equity included in accrued liabilities	$—	$163

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$85,321	$78,861	$121,497	$172,680
Restricted cash (1)	21,734	9,848	18,428	14,443
Total cash, cash equivalents and restricted cash	$107,055	$88,709	$139,925	$187,123
(1) Amounts included in restricted cash represent the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding Floor Plan Facility principal balance, as explained in Note 9 — Debt Instruments and amounts held as restricted cash as required under letter of credit agreements. These amounts are classified as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

NOTE 19 — SUBSEQUENT EVENTS

Master Purchase and Sale Agreement Amendment

On April 19, 2019, the Company amended the Master Purchase and Sale Agreement (the "MPSA") to, among other things, and subject to the terms of the agreement, extend the scheduled commitment termination date until April 17, 2020 and amend the purchaser’s commitment to purchase up to a maximum of $1.0 billion of principal balances of automotive finance receivables following the amendment.

Loan and Security Agreement

On April 19, 2019, the Company and a financing partner entered into a Loan and Security Agreement pursuant to which the financing partner agreed to provide a $300.0 million revolving credit facility to a purchaser trust to fund certain automotive finance receivables and related assets originated by the Company. This loan and security agreement resembles other financing arrangements that the financing party provides in connection with the Company’s master transfer agreements.

Amended and Restated Loan and Security Agreement

On May 7, 2019, the Company purchased the certificate of the trust to which the Company has historically sold automotive finance receivables on a forward-flow basis pursuant to the 2017 Master Transfer Agreement. In connection with the certificate purchase, the Company and a financing partner entered into an Amended and Restated Loan and Security Agreement pursuant to which the financing partner agreed to provide a $350.0 million revolving credit facility to a purchaser trust to fund certain automotive finance receivables and related assets originated by the Company. This loan and security agreement resembles other financing arrangements that the financing partner provides in connection with the Company’s master transfer agreements.

Contribution Agreement

In connection with an ongoing commitment from the Company's Chief Executive Officer, Ernest Garcia III, related to the previously announced 100k Milestone Gift program, the Company and Mr. Garcia entered into a contribution agreement on May 7, 2019 under which Mr. Garcia will contribute to the Company 43,230 shares of Class A common stock that he individually owns, at no charge (the "Contribution Agreement"). The contribution will take place on May 10, 2019 and is intended to fund restricted stock unit awards to certain employees of Carvana, LLC upon their satisfying applicable employment tenure requirements. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has indemnified Mr. Garcia from any such obligations that may arise.

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

Overview

Carvana is a leading e-commerce platform for buying and selling used cars. We are transforming the used car buying experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing and a simple, no pressure transaction. Each element of our business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a used vehicle.    As of March 31, 2019, we listed approximately 18,200 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts (“VSCs”), GAP waiver coverage and trade-ins.

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

•Protect their purchase.    Customers have the option to protect their vehicle with a CarvanaCare-branded VSC as part of our online checkout process. VSCs provide customers with insurance against certain mechanical repairs after the expiration of their vehicle’s original manufacturer warranty. We earn a fee for selling VSCs on behalf of DriveTime who is the obligor under these VSCs. We generally have no contractual liability to customers for claims under these agreements. We also offer GAP waiver coverage to customers in most states in which we operate. This product contractually obligates the owner of the loan to cancel the remaining principal outstanding after insurance proceeds in a total loss event.

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

•Photography and merchandising.    We photograph vehicles using our patented photo booths located at each of our IRCs. This allows us to display interactive, 360-degree images of each vehicle on our website. We also annotate each vehicle image with a list of features and imperfections to assist our customers in their evaluation of each vehicle for purchase and integrate vehicle feature and option information from various vehicle-data providers. Our 360-degree photo and annotation processes are enabled by patented imaging technology. In 2018, we acquired Car360, Inc. ("Car360"), a provider of app-based photo-capture technology, to enhance our industry-leading technology by improving our 3D computer vision and augmented reality capabilities.

•Logistics and fulfillment.    We transport vehicles purchased by our customers to their local market for home delivery or pick-up. In markets where we have launched operations, delivery to the customer is completed by a Carvana employee in a branded delivery truck. In a subset of these markets, customers have the option of picking up their car at one of our vending machines. These vending machines are multi-story glass towers where our customers deposit a token into a coin slot and an automated platform delivers the purchased vehicle to a garage bay where the customer is waiting. Our vending machines provide an attractive and unique customer pick-up experience, developing brand awareness while lowering our variable vehicle-delivery expense. Our logistics and fulfillment operations are supported by our proprietary vehicle-transportation management system, which optimizes the scheduling of transport routes and delivery slots.

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

On September 21, 2018, we issued Senior Notes (as defined in "Liquidity and Capital Resources") and received approximately $343.3 million in proceeds, net of debt issuance costs. We used the net proceeds to purchase preferred units of Carvana Group, and Carvana Group has used the net proceeds for working capital and general corporate purposes. These general corporate purposes include funding working capital, capital expenditures, operating expenses and the selective pursuit of business development opportunities, including to expand our current business through acquisitions of, or investments in, other businesses, products or technologies.

Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the three months ended March 31, 2019, the number of vehicles we sold to retail customers grew by 99.1% to 36,766 compared to 18,464 in the three months ended March 31, 2018.

We view the number of vehicles we sell to retail customers as the most important measure of our growth, and we expect to continue to focus on building a scalable platform to increase our retail units sold. This focus on retail units sold is motivated by several factors:

•Retail units sold enable multiple revenue streams, including the sale of the vehicle itself, the sale of automotive finance receivables originated to finance the vehicle, the sale of VSCs, the sale of GAP waiver coverage and the sale of vehicles acquired from customers as trade-ins.

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

Markets

Our growth in retail units sold is driven by increased penetration in our existing markets and expansion into new markets. We define a market as a metropolitan area in which we have commenced local advertising and offer free home delivery to customers with a Carvana employee in a branded delivery truck. Opening a new market involves hiring a team of customer advocates, connecting the market to our existing logistics network and initiating local advertising. As a market scales, we may elect to build a vending machine in the market to further increase customer awareness and enhance our fulfillment operations.

Our expansion model has enabled us to increase our rate of market openings in each of the past six years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, 12 in 2016, 23 in 2017, 41 in 2018 and 24 in the first three months of 2019, bringing our total number of markets to 109 as of March 31, 2019. Over this period, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan.

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

Our largest source of revenue, used vehicle sales, totaled $683.8 million and $334.1 million during the three months ended March 31, 2019 and 2018, respectively. As we continue to increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase as we increase retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales includes sales of trade-ins and other vehicles acquired from customers and totaled $33.0 million and $10.1 million during the three months ended March 31, 2019 and 2018, respectively. We expect wholesale sales to increase with retail units sold and as we expand our suite of product offerings to customers who may wish to trade-in or to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage totaled $38.4 million and $16.2 million during the three months ended March 31, 2019 and 2018, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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

•Leverage existing IRC infrastructure. As we scale, we intend to more fully utilize the capacity in our six existing IRCs, which collectively have capacity to inspect and recondition more than 250,000 vehicles per year at full utilization.

•Increase utilization on logistics network. As we scale, we intend to more fully utilize our in-house logistics network to transport cars to our IRCs after acquisition from wholesale auctions or customers.

•Increase conversion on existing products. We plan to continue to improve our website to highlight the benefits of our complementary product offerings, including financing, VSCs, GAP waiver coverage and trade-ins.

•Add new products and services. We plan to utilize our online sales platform to offer additional complementary products and services to our customers.

•Increase monetization of our finance receivables. We plan to expand our base of financial partners who purchase the finance receivables originated on our platform to reduce our effective cost of funds. We also plan to continue selling finance receivables in securitization transactions.
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

Relationship with Related Parties

For discussion about our relationship with related parties, refer to Note 6 — Related Party Transactions of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

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

	Three Months Ended March 31,
	2019	2018
Retail units sold	36,766	18,464
Number of markets	109	56
Average monthly unique visitors (1)	3,790,052	1,787,489
Inventory units available on website	18,221	11,366
Average days to sale	63	70
Total gross profit per unit (incl. Gift) (2)	$2,408	$1,854
Total gross profit per unit ex-Gift (2)	$2,429	$1,854
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

Total Gross Profit per Unit ex-Gift

In the second half of 2018, we announced a commitment by our Chief Executive Officer, Ernest Garcia III ("Mr. Garcia"), to contribute 165 shares of Class A common stock to us from his personal shareholdings for every one of our then-existing employees upon their satisfying certain employment tenure requirements. In connection with such contributions, we have made corresponding grants of 165 restricted stock units under our 2017 Omnibus Incentive Plan to each employee who has satisfied the requirements and intend to make grants to the remaining then-existing employees as they satisfy the requirements (the "100k Milestone Gift" or "Gift"). Under U.S. GAAP, the 100k Milestone Gift is treated as compensation expense, a portion of which relates to the production of our used vehicle inventory and is therefore capitalized to inventory and subsequently recognized within costs of sales when the related inventory is sold.

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

Components of Results of Operations

Used Vehicle Sales

Used vehicle sales represent the aggregate sales of used vehicles to customers through our website. Revenue from used vehicles sales is recognized upon delivery to the customer or pick up of the vehicle by the customer, and is reported net of a reserve for expected returns. Factors affecting used vehicle sales revenue include the number of retail units sold and the average selling price of these vehicles. Changes in retail units sold are a much larger driver of changes in revenue than are changes in average selling price.

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

Wholesale Vehicle Sales

Wholesale vehicle sales is equal to the aggregate proceeds we receive on vehicles sold to wholesalers. The vehicles we sell to wholesalers are primarily acquired from our customers who trade-in their existing vehicles when making a purchase from us and from customers who sell a vehicle to us without purchasing a retail vehicle. In addition, we occasionally sell certain used vehicles previously listed for sale to customers through our website to wholesalers. Factors affecting wholesale vehicle sales include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market.

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of loans we originate and sell to financing partners, commissions we receive on VSCs and sales of GAP waiver coverage. In 2016, we entered into a master dealer agreement with DriveTime, pursuant to which we receive a commission for selling VSCs that DriveTime administers. The commission revenues we recognize on VSCs depends on the number of retail units we sell, the conversion rate of VSCs on these sales, commission rates we receive, VSC early cancellation frequency and product features. The GAP waiver coverage revenue we recognize depends on the number of retail units we sell, the number of customers that choose to finance their purchases with us, the frequency of GAP waiver coverage early cancellation and the conversion rate of GAP waiver coverage on those sales.

We generally seek to sell the loans we originate under committed forward-flow arrangements with financing partners who acquire them at premium prices without recourse to us for their post-sale performance. Factors affecting revenue from these sales include the number of loans we originate, the average principal balance of the loans, the credit quality of the portfolio and the price at which we are able to sell them to financing partners. Beginning in 2019, we also sponsor and establish securitization trusts to purchase finance receivables from us. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that we sell to the securitization trusts.

The number of loans we originate is driven by the number of used vehicles sold and the percentage of our sales for which we provide financing, which is influenced by the financing terms we offer our customers relative to alternatives available to the customer. The average principal balance is driven primarily by the mix of vehicles we sell, since higher average selling prices typically mean higher average balances. The price at which we sell the loan is driven by the terms of our forward-flow arrangements and securitization transactions, applicable interest rates and whether or not the loan includes GAP waiver coverage.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include expenses associated with advertising and providing customer service to customers, operating our vending machines and hubs, operating our logistics and fulfillment network and other corporate overhead expenses, including expenses associated with information technology, product development, engineering, legal, accounting, finance and business development. We anticipate that these expenses will increase as we grow. SG&A expenses exclude the costs of inspecting and reconditioning vehicles and transporting vehicles from the point of acquisition to the IRC, which are included in cost of sales, and payroll costs for our employees related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets. Beginning in the second half of 2018, SG&A includes the portion of compensation expense related to the 100k Milestone Gift, as described above.

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

Results of Operations

	Three Months Ended March 31,
	2019	2018	Change

	(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$683,829	$334,056	104.7%
Wholesale vehicle sales	33,030	10,133	226.0%
Other sales and revenues (1)	38,375	16,233	136.4%
Total net sales and operating revenues	$755,234	$360,422	109.5%
Gross profit (incl. Gift):
Used vehicle gross profit	$47,122	$16,646	183.1%
Wholesale vehicle gross profit	3,035	1,355	124.0%
Other gross profit (1)	38,375	16,233	136.4%
Total gross profit	$88,532	$34,234	158.6%
Gross profit ex-Gift:(3)
Used vehicle gross profit ex-Gift	$47,886	$16,646	187.7%
Wholesale vehicle gross profit ex-Gift	3,057	1,355	125.6%
Other gross profit (1)	38,375	16,233	136.4%
Total gross profit ex-Gift	$89,318	$34,234	160.9%
Market information:
Markets, beginning of period	85	44	93.2%
Market launches	24	12	100.0%
Markets, end of period	109	56	94.6%
Unit sales information:
Used vehicle unit sales	36,766	18,464	99.1%
Wholesale vehicle unit sales	6,701	2,342	186.1%
Per unit selling prices:
Used vehicles	$18,599	$18,092	2.8%
Wholesale vehicles	$4,929	$4,327	13.9%
Per unit gross profit (incl. Gift): (2)
Used vehicle gross profit	$1,282	$902	42.1%
Wholesale vehicle gross profit	$453	$579	(21.8)%
Other gross profit	$1,044	$879	18.8%
Total gross profit	$2,408	$1,854	29.9%
Per unit gross profit ex-Gift: (2)(3)
Used vehicle gross profit ex-Gift	$1,302	$902	44.3%
Wholesale vehicle gross profit ex-Gift	$456	$579	(21.2)%
Other gross profit	$1,044	$879	18.8%
Total gross profit ex-Gift	$2,429	$1,854	31.0%
(1) Includes $10,573 and $4,111 for the three months ended March 31, 2019 and 2018, respectively of other sales and revenues from related parties.
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.
(3) Ex-Gift amounts exclude the expense related to the 100k Milestone Gift. See "Non-GAAP Financial Metrics" for a reconciliation to the most directly comparable GAAP-based measure, when applicable.

Used Vehicle Sales

Three months ended March 31, 2019 Versus 2018. Used vehicle sales increased by $349.8 million to $683.8 million during the three months ended March 31, 2019 compared to $334.1 million during the three months ended March 31, 2018. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 36,766 from 18,464 during the three months ended March 31, 2019 and 2018, respectively. The increase in units sold was driven in part by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness and customer referrals. The increase in unit sales was also driven by growth to 109 markets as of March 31, 2019 from 56 markets as of March 31, 2018. We anticipate that unit sales will continue to grow as we increase penetration in existing markets and launch new markets. In addition, the average selling price of our retail units sold increased to $18,599 during the three months ended March 31, 2019 from $18,092 during the three months ended March 31, 2018.

Wholesale Vehicle Sales

Three months ended March 31, 2019 Versus 2018. Wholesale vehicle sales increased by $22.9 million to $33.0 million during the three months ended March 31, 2019, compared to $10.1 million during the three months ended March 31, 2018. We primarily obtain our wholesale inventory by acquiring vehicles from customers. As our retail unit sales have increased, so have the trade-ins we receive. Moreover, during the three months ended March 31, 2019, we also acquired more vehicles from customers who did not purchase a retail unit from us. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased. In addition, the average selling price of our wholesale units sold increased to $4,929 during the three months ended March 31, 2019 from $4,327 during the three months ended March 31, 2018.

Other Sales and Revenues

Three months ended March 31, 2019 Versus 2018. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and GAP waiver coverage. Other sales and revenues increased by $22.1 million to $38.4 million during the three months ended March 31, 2019, compared to $16.2 million during the three months ended March 31, 2018. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales. The increase also includes an increase in interest income during the three months ended March 31, 2019 from interest earned on finance receivables we held on balance sheet prior to our securitization transaction in March.

Used Vehicle Gross Profit

Three months ended March 31, 2019 Versus 2018. Used vehicle gross profit, including Gift, increased by $30.5 million to $47.1 million during the three months ended March 31, 2019, compared to $16.6 million during the three months ended March 31, 2018. Used vehicle gross profit ex-Gift, which excludes the impact of the 100k Milestone Gift on cost of sales, increased by $31.2 million to $47.9 million during the three months ended March 31, 2019, compared to $16.6 million during the three months ended March 31, 2018. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit, including Gift, and used vehicle gross profit per unit ex-Gift to 1,282 and $1,302, respectively, for the three months ended March 31, 2019 compared to $902 for the three months ended March 31, 2018. The per unit increase was primarily driven by market conditions, incremental shipping revenue, and a decrease in average days to sale to 63 days in the three months ended March 31, 2019 from 70 days in the three months ended March 31, 2018.

Wholesale Vehicle Gross Profit

Three months ended March 31, 2019 Versus 2018. Wholesale vehicle gross profit, both including Gift and excluding Gift, increased by $1.7 million to $3.0 million during the three months ended March 31, 2019, compared to $1.4 million during the three months ended March 31, 2018. This increase was driven primarily by an increase in wholesale units sold to 6,701 from 2,342, partially offset by a decrease in wholesale vehicle gross profit per wholesale unit, including Gift, and wholesale vehicle gross profit per wholesale unit ex-Gift to $453 and $456, respectively, in the three months ended March 31, 2019 compared to $579 in the three months ended March 31, 2018.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Compensation and benefits (1)	$48,804	$24,987
100k Milestone Gift	2,188	—
Advertising expense	39,522	25,009
Market occupancy costs (2)	4,370	2,510
Logistics (3)	12,249	6,318
Other costs (4)	48,108	24,362
Total	$155,241	$83,186
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
(2) Market occupancy costs includes occupancy costs of our vending machine and hubs. It excludes occupancy costs related to reconditioning vehicles which are included in cost of sales and the portion related to corporate occupancy which are included in other costs.
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

Selling, general and administrative expenses increased by $72.1 million to $155.2 million during the three months ended March 31, 2019 compared to $83.2 million during the three months ended March 31, 2018. The increase was partially due to an increase in compensation and benefits by $23.8 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, which was primarily driven by expansion of our logistics and delivery network, as well as growth in our operations and technology teams. In addition, during the three months ended March 31, 2019, the third tranche of the 100k Milestone Gift related to Mr. Garcia's contribution occurred resulting in $2.2 million of compensation expense within selling, general and administrative expense, which is presented separately above, compared to none in the three months ended March 31, 2018.

The increase in selling, general and administrative expenses was also partially due to an increase in advertising expense of $14.5 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018 primarily due to an increase in number of markets. Market occupancy, logistics and other expenses also increased during the three months ended March 31, 2019 compared to the prior period primarily due our continued expansion. These expenses will increase in absolute terms as we expand to additional markets.

Interest Expense

Interest expense increased by $12.1 million to $15.6 million during the three months ended March 31, 2019, compared to $3.5 million during the three months ended March 31, 2018. The increase is primarily due to incurring $7.8 million of interest expense on the outstanding balance of the Senior Notes we issued in September 2018 during the three months ended March 31, 2019. The increase in interest expense is also partially due to increasing our borrowings under our Floor Plan Facility to expand the inventory we make available to customers. The remaining increase is due to an increase in interest expense incurred on capital and finance leases and other long-term debt entered into during the three months ended March 31, 2019.

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

A reconciliation the Gross Profit ex-Gift amounts to each corresponding gross profit amount, which are the most directly comparable GAAP measures and include expenses attributable to the 100k Milestone Gift, and calculations of each Gross Profit per Unit ex-Gift amount are as follows (dollars in thousands, except per unit amounts):

	Three Months Ended March 31,
	2019	2018

Used vehicle gross profit	$47,122	$16,646
100k Milestone Gift in used vehicle cost of sales	764	—
Used Vehicle Gross Profit ex-Gift	$47,886	$16,646

Used vehicle unit sales	36,766	18,464
Used Vehicle Gross Profit per Unit ex-Gift	$1,302	$902

Wholesale vehicle gross profit	$3,035	$1,355
100k Milestone Gift in wholesale vehicle cost of sales	22	—
Wholesale Vehicle Gross Profit ex-Gift	$3,057	$1,355

Wholesale vehicle unit sales	6,701	2,342
Wholesale Vehicle Gross Profit per Unit ex-Gift	$456	$579

Total gross profit	$88,532	$34,234
100k Milestone Gift in total cost of sales	786	—
Total Gross Profit ex-Gift	$89,318	$34,234

Used vehicle unit sales	36,766	18,464
Total Gross Profit per Unit ex-Gift	$2,429	$1,854

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

	Three Months Ended March 31,
	2019	2018
Net loss	$(82,596)	$(52,672)
Depreciation and amortization expense	7,943	4,605
Interest expense	15,648	3,541
100k Milestone Gift	2,974	—
EBITDA ex-Gift	$(56,031)	$(44,526)

Total revenues	755,234	360,422
EBITDA Margin ex-Gift	(7.4)%	(12.4)%

Adjusted Net Loss and Adjusted Net Loss per Share

Adjusted net loss represents net loss attributable to Carvana Co. assuming the full exchange of all outstanding LLC Units for shares of Class A common stock and excluding the compensation expense associated with the 100k Milestone Gift. Adjusted net loss per share is calculated by dividing adjusted net loss by the weighted-average shares of Class A common stock outstanding assuming the full exchange of all outstanding LLC Units.

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

A reconciliation of adjusted net loss to net loss attributable to Carvana Co., the most directly comparable GAAP measure, and the computation of adjusted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss attributable to Carvana Co.	$(28,549)	$(7,043)
Net loss attributable to non-controlling interests	(54,047)	(45,629)
Dividends on Class A convertible preferred stock	—	(1,345)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	(1,380)
100k Milestone Gift	2,974	—
Adjusted net loss attributable to Carvana Co. Class A common stock	$(79,622)	$(55,397)

Denominator:
Weighted-average shares of Class A common stock outstanding(1)	41,352	18,346
Adjustments:
Weighted-average assumed exchange of LLC Units for shares of Class A common stock	108,974	118,858
Adjusted shares of Class A common stock outstanding	150,326	137,204
Adjusted net loss per share	$(0.53)	$(0.40)
(1) Excludes approximately 0.7 million nonvested restricted stock awards and units and 1.3 million vested and nonvested stock options outstanding at March 31, 2019, because they were determined to be anti-dilutive. Excludes approximately 0.4 million  nonvested restricted stock awards and units and 0.8 million vested and nonvested stock options outstanding at March 31, 2018, because they were determined to be anti-dilutive.

Liquidity and Capital Resources

General

Our principal sources of liquidity are cash generated from our operations and from financing activities. Cash generated from operating activities primarily includes cash derived from the sale of used retail vehicles, the sale of wholesale vehicles and proceeds from the sale of loans originated in connection with the sale of used vehicles. Cash generated from our financing activities primarily includes net proceeds from the issuance of equity instruments, net proceeds from our Floor Plan Facility (defined below), and net proceeds from issuance of other long-term debt.

We have incurred losses each year from inception through March 31, 2019, and expect to incur additional losses in the future. Our ability to service our debt and fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. On November 2, 2018, we amended the Floor Plan Facility to increase the capacity to $650.0 million and extend the maturity date to October 31, 2020 to finance more vehicle inventory purchases. We have also funded some of our capital expenditures through long-term financing with lenders and other investors. We have historically entered into various agreements under which we sell the finance receivables we originate to financing partners, or as part of a securitization transaction, in each case subject to each party's rights under the respective agreement. We believe that our existing sources of liquidity including future debt and equity financing will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion into new markets, construction of vending machines and inspection and reconditioning centers and the timing and extent of our spending to support our technology and software development efforts. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

As of March 31, 2019, the interest rate on the Floor Plan Facility was approximately 5.90%, we had an outstanding balance under this facility of approximately $434.8 million, unused capacity of approximately $215.2 million, of which approximately $181.8 million was available based on the borrowing base, and held approximately $21.7 million in restricted cash related to this facility.

We had the following liquidity resources available as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$85,321	$78,861
Availability under Floor Plan Facility (1)	181,762	253,601
Availability under sale-leaseback agreements (2)(3)	75,248	77,359
Total liquidity resources available	$342,331	$409,821
(1) Based on pledging all eligible vehicles.
(2) Under the Master Sale-Leaseback Agreement with VMRE, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. We are also party to other sale-leaseback arrangements.
(3) We had $112.1 million and $132.4 million of total unpledged gross real estate assets as of March 31, 2019 and December 31, 2018, respectively.

In addition, we had $19.5 million and $0.0 million of total unpledged beneficial interests in securitizations as of March 31, 2019 and December 31, 2018, respectively.

Senior Unsecured Notes

On September 21, 2018, we issued an aggregate of $350.0 million of senior unsecured notes (the "Senior Notes") under an indenture entered into by and among us, each of the guarantors party thereto and U.S. Bank National Association, as trustee (the “Indenture”). The Senior Notes accrue interest at a rate of 8.875% per annum, which is payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2019. The Senior Notes mature on October 1, 2023, unless earlier repurchased or redeemed, and are guaranteed by our existing domestic restricted subsidiaries (other than our subsidiaries formed solely for the purpose of facilitating our sales of finance receivables, if any). We may redeem some or all of the Senior Notes on or after September 1, 2020 at redemption prices set forth in the Indenture, plus any accrued and unpaid interest to the redemption date. Prior to September 1, 2020, we may redeem up to 35.0% of the aggregate principal amount of the Senior Notes at a redemption price equal to 108.875%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, we may, at our option, redeem some or all of the Senior Notes prior to October 1, 2020, by paying a make-whole premium plus any accrued and unpaid interest, to, but not including, the redemption date. If we experience certain change of control events, we must make an offer to purchase all of the Senior Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Indenture governing the Senior Notes contains restrictive covenants that limit our ability to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on our ability to make intercompany payments, pay dividends and make other distributions in respect of our capital stock, redeem or repurchase our capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of March 31, 2019 we were in compliance with all covenants. See Item 1A - Risk Factors.

The outstanding principal of the Senior Notes, net of unamortized debt issuance costs, was approximately $343.3 million as of March 31, 2019, of which $15.0 million was held by Verde Investments, Inc., an affiliate of DriveTime ("Verde"). In connection with the issuance of these Senior Notes, Carvana Group amended its LLC agreement to create a class of non-convertible preferred units, which Carvana Co. purchased with its net proceeds from the issuance of these Senior Notes.

Notes Payable

We enter into promissory note and disbursement agreements to finance certain equipment for our transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two to five-year term and requires monthly payments. As of March 31, 2019, the outstanding principal of these notes had a weighted-average interest rate of 6.1% and totaled approximately $32.9 million, of which approximately $8.2 million is due within the next twelve months.

Finance Leases

Beginning in 2017, we have financed certain purchases and construction of our property and equipment through various sale and leaseback transactions. As of March 31, 2019, none of these transactions have qualified for sale accounting due to forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and base rent increases throughout the term. As of March 31, 2019, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, is approximately $84.1 million.

In November 2017, we entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which we may sell and lease back certain of our owned or leased properties and construction improvements. Under the MSLA, at any time we may elect to, and beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to, demand that we repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. Under the MSLA, the total sales price of properties we have sold and are leasing back at any point in time is limited to $75.0 million. As of March 31, 2019, we may sell and lease back $75.0 million of our property and equipment under the MSLA.

Beginning in August 2018, we have finance lease obligations to finance certain equipment for our transportation fleet. The leases have a weighted average fixed annual interest rate of 5.6%, a five-year term and require monthly payments. As of March 31, 2019, the outstanding amount of the leases is approximately $34.2 million, of which $7.1 million is due within the next twelve months.

Finance Receivables

Our customers can obtain vehicle financing directly on our website. Historically, we have entered into various arrangements to sell the finance receivables we originate. In December 2016, we entered into a Master Purchase and Sale Agreement (the "MPSA") and a master transfer agreement (the "2016 Master Transfer Agreement") pursuant to which we sell finance receivables meeting certain underwriting criteria to certain financing partners, including Ally Bank and Ally Financial (the "Ally Parties"). Through November 2017 under the MPSA and the 2016 Master Transfer Agreement, we could sell up to an aggregate of $375.0 million, and $292.2 million, respectively, in principal balances of finance receivables subject to adjustment as described in the respective agreements. On November 3, 2017, we amended our MPSA to increase the aggregate amount of principal balances of finance receivables we can sell from $375.0 million to $1.5 billion. Also on November 3, 2017, we terminated the remaining capacity under the 2016 Master Transfer Agreement and replaced this facility by entering into a new master transfer agreement (the "2017 Master Transfer Agreement") with a purchaser trust under which the trust committed to purchase up to an aggregate of approximately $357.1 million in principal balances of finance receivables.

On November 2, 2018, we amended our 2017 Master Transfer Agreement to, among other things and subject to the terms of the agreement, increase and extend the trust's commitment to purchase finance receivables from us. The trust's available financing following the November amendment permits up to $454.5 million in principal balances of finance receivables to be purchased, and the trust's purchase commitment contemplates it securing up to three times the currently available financing in the aggregate following the November amendment. On May 7, 2019, we purchased the certificate of the trust to which we sell automotive finance receivables on a forward-flow basis pursuant to the 2017 Master Transfer Agreement. In connection with the certificate purchase, we entered into an Amended and Restated Loan and Security Agreement pursuant to which a financing partner agreed to provide a $350.0 million revolving credit facility to the trust to fund certain automotive finance receivables and related assets originated by us. This loan and security agreement resembles other financing arrangements that the financing partner provides in connection with our master transfer agreements.

In November 2018, and again in April 2019, we amended the MPSA to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum of $1.0 billion of principal balances of finance receivables during the term of the agreement, which was extended to April 17, 2020 by the April 2019 amendment.

On April 19, 2019, we entered into a Loan and Security Agreement pursuant to which a financing partner agreed to provide a $300.0 million revolving credit facility to a purchaser trust to fund certain automotive finance receivables and related assets originated by us. This loan and security agreement resembles other financing arrangements that the financing party provides in connection with our master transfer agreements.

During the three months ended March 31, 2019 and 2018, we sold approximately $65.3 million and $125.6 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $1.1 billion of unused capacity as of March 31, 2019. During the three months ended March 31, 2019 and 2018, we sold approximately $58.3 million and $85.5 million, respectively, in principal balances of finance receivables under the 2017 Master Transfer Agreement and had approximately and $396.2 million of unused capacity as of March 31, 2019.

During the three months ended March 31, 2019, we also purchased finance receivables that we previously sold to a purchaser trust under the 2017 Master Transfer Agreement for a total price of approximately $127.7 million and immediately resold such finance receivables into a securitization transaction. Other than customary repurchase obligations, we are not obligated to, nor do we have a right to, purchase or sell finance receivables we have previously sold under the 2017 Master Transfer Agreement. This transaction was entered into in connection with the securitization transaction and was entered into independently from the terms of the 2017 Master Transfer Agreement.

The total gain related to finance receivables sold to financing partners under the MPSA, the 2017 Master Transfer Agreement, and securitization transaction was approximately $19.2 million and $9.9 million during the three months ended March 31, 2019 and 2018, respectively.

Liquidity Upon Debt and Equity Offerings

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

On September 21, 2018, we issued Senior Notes and received approximately $342.5 million in proceeds, net of debt issuance costs. We used the net proceeds to purchase Class A Non-Convertible Preferred Units of Carvana Group, and Carvana Group has been using the net proceeds for working capital and general corporate purposes.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(214,509)	$(131,449)
Net cash used in investing activities	(43,199)	(28,011)
Net cash provided by financing activities	276,054	112,262
Net increase (decrease) in cash, cash equivalents and restricted cash	18,346	(47,198)
Cash, cash equivalents and restricted cash at beginning of period	88,709	187,123
Cash, cash equivalents and restricted cash at end of period	$107,055	$139,925

Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $214.5 million, an increase of $83.1 million compared to net cash used in operating activities of $131.4 million for the three months ended March 31, 2018. Significant changes impacting net cash used in operating activities comparing the three months ended March 31, 2019 and 2018 are as follows:

•Our net loss was $82.6 million during the three months ended March 31, 2019, an increase of $29.9 million from a net loss of $52.7 million during the three months ended March 31, 2018 primarily due to an increase in selling, general and administrative expenses associated with expansion to additional markets and expanding our corporate infrastructure.

•Net increase in vehicle inventory was $112.5 million during the three months ended March 31, 2019 compared to a net increase in vehicle inventory of $72.0 million during the three months ended March 31, 2018, resulting in a $40.5 million increase in use of cash related to our efforts to increase and optimize our inventory levels.

•Net cash used related to originations, payments and proceeds of finance receivables was $47.0 million during the three months ended March 31, 2019, compared to $8.2 million during the three months ended March 31, 2018 resulting in an increased use of cash of $38.8 million year over year. This is primarily due to the timing of originations and subsequent sales of finance receivables.

These increases in uses of cash are partially offset by net cash inflows associated with the change in accounts payable and accrued liabilities of $46.8 million during the three months ended March 31, 2019 as compared to $13.0 million during the three months ended March 31, 2018, resulting in an increase to cash of $33.8 million year over year.

Investing Activities

Cash used in investing activities was $43.2 million and $28.0 million during the three months ended March 31, 2019 and 2018, respectively, an increase of $15.2 million. The increase relates to the increase in purchases of property and equipment of $15.2 million, reflecting the expansion of our business operations into new markets and construction of new vending machines and inspection and reconditioning centers.

Financing Activities

Cash provided by financing activities was $276.1 million and $112.3 million during the three months ended March 31, 2019 and 2018, respectively, an increase of $163.8 million. The net increase primarily relates to the following financing activities:

•Proceeds from and payments on the Floor Plan Facility increased by $414.8 million and $276.7 million, respectively, resulting in a net increase to sources of cash of $138.1 million related to this facility during the three months ended March 31, 2019 as compared to March 31, 2018.

•Proceeds from long-term debt net of payments, increased by $24.5 million year over year, primarily due to entering into more sale leaseback transactions for property and equipment during the three months ended March 31, 2019.

Contractual Obligations and Commitments

We have not entered into any material contractual obligations or commitments outside of the ordinary course of business since the most recently ended fiscal year as disclosed in the header "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K.

Fair Value Measurements

We report money market securities, certain receivables, and beneficial interests in securitizations at fair value. See Note 17 — Fair Value of Financial Instruments, included in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Off-Balance Sheet Arrangements

In the ordinary course of business, we sponsor and engage in securitization transactions to sell our finance receivables to a diverse pool of investors. These securitizations involve unconsolidated variable interest entities in which we retain at least 5% of the credit risk of the underlying finance receivables by holding at least 5% of the notes and certificates issued by these entities. We are exposed to market risk in the securitization market. See Note 8 — Securitizations and Variable Interest Entities, included in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q, for further discussion regarding our transactions with unconsolidated variable interest entities.

Except as discussed above, we did not have any off-balance sheet arrangements as of March 31, 2019.

Critical Accounting Policies

Refer to Note 2 — Summary of Significant Accounting Policies, included in Part 1, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2018. There have been no other material changes to our critical accounting policies and use of estimates from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K.

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

•our exposure to credit losses and prepayments on our interests in automotive finance receivables;

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

•conditions affecting automotive manufacturers, including manufacturer recalls;

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

•risks relating to our corporate structure and tax receivable agreements; and

•other factors disclosed in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K and other filings we make with the Securities and Exchange Commission.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, except as follows:

Changes in capital markets could adversely affect our business, sales, results of operations and financial condition.

Changes in the availability or cost of the financing to support the origination and sale of automotive finance receivables could adversely affect sales and results of operations. Among other programs, we may use securitization programs to fund many automotive finance receivables we originate. Changes in the condition of the securitization market could lead us to incur higher costs to access funds in this market or require us to seek alternative means to finance those originations that could be more expensive, which could have a material adverse effect on our business, sales and results of operations.

We may experience greater credit losses or prepayments in any interests we hold in automotive finance receivables than we anticipate.

Until we sell automotive finance receivables, and to the extent we retain interests in automotive finance receivables after we sell them, whether pursuant to securitization transactions or otherwise, we are exposed to the risk that applicable customers will be unable or unwilling to repay their loans according to their terms and that the vehicle collateral securing the payment of their loans may not be sufficient to ensure full repayment. Credit losses are inherent in the automotive finance receivables business and could have a material adverse effect on our results of operations.

We make various assumptions and judgments about the automotive finance receivables we originate and may provide an allowance for loan losses, value beneficial ownership interests, and estimate prepayment rates based on a number of factors. Although management may establish an allowance for loan losses, value beneficial ownership interests, and estimate prepayment rates based on analysis it believes is appropriate, this may not be adequate. For example, if economic conditions were to deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance or valuation may occur. Losses or prepayments in excess of expectations could have a material adverse effect on our business, results of operations and financial condition.

Risk retention rules may increase our compliance costs, limit our liquidity and otherwise adversely affect our operating results.

We use securitizations and other structured program transactions as a source of liquidity and financing for our business. Such transactions provide us with additional sources of investor demand for the automotive finance receivables we originate. If credit rating downgrades, market volatility, market disruptions, regulatory requirements or other factors inhibit our ability to complete additional structured program transactions on a timely basis or upon terms acceptable to us, our ability to fund our business may be adversely affected.

Effective as of December 24, 2016, “risk retention” rules promulgated by U.S. federal regulators under the Dodd-Frank Act (the “Risk Retention Rules”) require a “securitizer” or “sponsor” of a securitization transaction to retain, directly or through a “majority-owned affiliate” (each as defined in the Risk Retention Rules), in one or more prescribed forms, at least 5% of the credit risk of the securitized assets. For the securitization transactions for which we have acted as “sponsor,” we have sought and will likely continue to seek to satisfy the Risk Retention Rules by retaining a “vertical interest” (as defined in the Risk

Retention Rules) through either a majority-owned affiliate (MOA) or directly on our balance sheet. In addition, we may from time to time enter into arrangements to finance or monetize the retained credit risk in one or more prescribed forms under the Risk Retention Rules. In addition to the discussion in this section, see Note 2 — Summary of Significant Accounting Policies and Note 8 — Securitizations and Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q.

We have also participated in other structured program transactions that we have determined are not securitizations that require risk retention, and accordingly, we have not sought to comply with any Risk Retention Rules that would be applicable to securitization transactions. The Risk Retention Rules are subject to varying interpretations, and one or more regulatory or governmental authorities could take positions with respect to the Risk Retention Rules that conflict with, or are inconsistent with, the Risk Retention Rules as understood or interpreted by us, the securitization industry generally, or past or current regulatory or governmental authorities. There can be no assurance that applicable regulatory or governmental authorities will agree with any of our determinations described above, and if such authorities disagree with such determinations, we may be exposed to additional costs and expenses, in addition to potential liability. Furthermore, we expect that compliance with the Risk Retention Rules (and other related laws and regulations), as currently understood by us, may entail the implementation of new forms, processes, procedures, controls and infrastructure. Such implementation may be costly and may adversely affect our operating results.

In addition to the increased costs we expect to be generated by our efforts to comply with applicable Risk Retention Rules, which may be significant, we expect compliance with any applicable Risk Retention Rules will require capital, which could potentially have been deployed in other ways that could have generated better value. Holding risk retention interests or loans in contemplation of structured financing increases our exposure to the performance of the loans that underlie or are expected to underlie those transactions. Accordingly, although compliance with applicable Risk Retention Rules would be expected to more closely align our incentives with those of the investors in our loans, it is also expected that poor loan performance may have a heightened adverse effect on the value of our shares. This may exacerbate the negative effects of poor loan performance on the value of our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the three months ended March 31, 2019, except as otherwise previously reported.

During the three months ended March 31, 2019, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged approximately 2.5 million LLC Units and approximately 2.0 million shares of Class B common stock for approximately 2.0 million newly-issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Contribution Agreement

In connection with an ongoing commitment from the Company's Chief Executive Officer, Ernest Garcia III, related to the previously announced 100k Milestone Gift program, the Company and Mr. Garcia entered into a contribution agreement on May 7, 2019, under which Mr. Garcia will contribute to us 43,230 shares of our Class A common stock that he individually owns, at no charge. The contribution will take place on May 10, 2019 and is intended to fund restricted stock unit awards to certain employees of Carvana, LLC upon their satisfying applicable employment tenure requirements. Although we do not expect Mr. Garcia to incur any tax obligations related to the contribution, we have indemnified Mr. Garcia from any such obligations that may arise. The Contribution Agreement is filed herewith as Exhibit 10.1.

Amended and Restated Loan and Security Agreement

On May 7, 2019, a subsidiary of the Company purchased the certificate of the trust to which the Company has historically sold automotive finance receivables on a forward-flow basis pursuant to the 2017 Master Transfer Agreement. In connection with the certificate purchase, the Company and Ally Bank entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan and Security Agreement”) pursuant to which Ally Bank agreed to provide a $350.0 million revolving credit facility (“Credit Facility”) to fund certain automotive finance receivables and related assets originated by the Company. The Credit Facility resembles other financing arrangements Ally Bank provides in connection with the Company’s master transfer agreements.

The A&R Loan and Security Agreement contains customary covenants, representations, and warranties and provides that, subject to the occurrence of certain commitment termination events, the purchaser trust can access the Credit Facility in connection with originating automotive finance receivables until November 1, 2019.

The A&R Loan and Security Agreement is filed herewith as Exhibit 10.2.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Contribution Agreement, filed herewith.
10.2 *W	Amended and Restated Loan and Security Agreement, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* Certain portions of the exhibit (indicated by "[***]") have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.
W All schedules and exhibits to the Amended and Restated Loan and Security Agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. Registrant will furnish copies of such schedules and exhibits to the Securities and Exchange Commission upon request by the Commission; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules and exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2019	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)