Form 10-Q
period 2019-06-30
CARVANA CO.
filed 2019-08-07
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number: 001-38073

CARVANA CO.
(Exact name of registrant as specified in its charter)

Delaware			81-4549921
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1930 W. Rio Salado Parkway	Tempe	Arizona	85281
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 2, 2019, the registrant had 49,772,795 shares of Class A common stock outstanding and 101,380,607 shares of Class B common stock outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.001 Per Share	CVNA	New York Stock Exchange

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$40,200	$78,861
Restricted cash	2,196	9,848
Accounts receivable, net	42,128	33,120
Finance receivables held for sale, net	177,705	105,200
Vehicle inventory	606,534	412,243
Beneficial interests in securitizations	45,192	—
Other current assets	43,587	23,582
Total current assets	957,542	662,854
Property and equipment, net	392,240	296,839
Operating lease right-of-use assets, including $42,019 and $0, respectively, from leases with related parties	91,607	—
Intangible assets, net	8,096	8,869
Goodwill	9,353	9,353
Other assets, including $3,470 and $1,895, respectively, due from related parties	15,566	13,098
Total assets	$1,474,404	$991,013
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities including $5,665 and $3,891, respectively, due to related parties	$178,032	$121,415
Short-term revolving facilities	39,697	196,963
Current portion of long-term debt	20,716	11,133
Other current liabilities, including $4,416 and $0, respectively, from leases with related parties	11,390	—
Total current liabilities	249,835	329,511
Long-term debt, excluding current portion, including $15,000 held by a related party	743,132	425,349
Operating lease liabilities, including $39,916 and $0, respectively, from leases with related parties, excluding current portion	85,776	—
Other liabilities	1,844	8,725
Total liabilities	1,080,587	763,585
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 49,732 and 41,208 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	50	41
Class B common stock, $0.001 par value - 125,000 shares authorized; 101,381 and 104,336 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	101	104
Additional paid-in capital	263,409	147,916
Accumulated deficit	(129,812)	(74,653)
Total stockholders' equity attributable to Carvana Co.	133,748	73,408
Non-controlling interests	260,069	154,020
Total stockholders' equity	393,817	227,428
Total liabilities & stockholders' equity	$1,474,404	$991,013
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales and operating revenues:
Used vehicle sales, net	$855,785	$437,922	$1,539,614	$771,978
Wholesale vehicle sales	63,014	16,622	96,044	26,755
Other sales and revenues, including $13,989, $5,544, $24,562, and $9,655, respectively, from related parties	67,422	20,742	105,797	36,975
Net sales and operating revenues	986,221	475,286	1,741,455	835,708
Cost of sales, including $1,217 and $1,210, $2,490 and $2,257 respectively, to related parties	848,428	426,251	1,515,130	752,439
Gross profit	137,793	49,035	226,325	83,269
Selling, general and administrative expenses, including $2,885, $2,115, $5,620 and $3,934 respectively, to related parties	181,843	95,652	337,084	178,838
Interest expense, including $333, $0, $666 and $0, respectively, to related parties	19,315	4,165	34,963	7,706
Other expense, net	694	468	933	647
Net loss before income taxes	(64,059)	(51,250)	(146,655)	(103,922)
Income tax provision	—	—	—	—
Net loss	(64,059)	(51,250)	(146,655)	(103,922)
Net loss attributable to non-controlling interests	(37,449)	(41,285)	(91,496)	(86,914)
Net loss attributable to Carvana Co.	(26,610)	(9,965)	(55,159)	(17,008)
Dividends on Class A convertible preferred stock	—	(1,375)	—	(2,720)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	—	(1,380)
Net loss attributable to Class A common stockholders	$(26,610)	$(11,340)	$(55,159)	$(21,108)
Net loss per share of Class A common stock, basic and diluted	$(0.58)	$(0.41)	$(1.26)	$(0.92)
Weighted-average shares of Class A common stock, basic and diluted(1)	46,038	27,780	43,695	23,063
(1) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2017	100	$97,127	18,096	$18	114,664	$115	$41,375	$(12,899)	$153,808	$279,544
Net loss	—	—	—	—	—	—	—	(7,043)	(45,629)	(52,672)
Accretion of beneficial conversion feature on Class A convertible Preferred Stock	—	1,380	—	—	—	—	(1,380)	—	—	—
Dividends on Class A Convertible Preferred Stock	—	—	—	—	—	—	(1,345)	—	—	(1,345)
Exchanges of LLC Units	—	—	1,436	2	(1,341)	(2)	1,540	—	(1,540)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	7,484	—	—	7,484
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(7,484)	—	—	(7,484)
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(20)	—	—	—	(160)	—	—	(160)
Options exercised	—	—	4	—	—	—	63	—	—	63
Equity-based compensation	—	—	—	—	—	—	1,510	—	—	1,510
Balance, March 31, 2018	100	98,507	19,516	20	113,323	113	41,603	(19,942)	106,639	226,940
Net Loss	—	—	—	—	—	—	—	(9,965)	(41,285)	(51,250)
Issuance of Class A common stock sold in follow-on offering, net of underwriters' discounts and commissions and offering expenses	—	—	6,600	7	—	—	172,280	—	—	172,287
Adjustments to non-controlling interests related to follow-on offering	—	—	—	—	—	—	(132,375)	—	132,375	—
Issuance of LLC Units related to business acquisitions	—	—	—	—	—	—	—	—	9,981	9,981
Adjustments to the non-controlling interests related to business acquisitions	—	—	—	—	—	—	1,297	—	(1,297)	—
Dividends on Class A Convertible Preferred Stock	—	—	—	—	—	—	(1,375)	—	—	(1,375)
Exchanges of LLC Units	—	—	8,133	7	(7,506)	(7)	11,052	—	(11,052)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	63,748	—	—	63,748
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(63,748)	—	—	(63,748)
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(16)	—	—	—	(163)	—	—	(163)
Options exercised	—	—	9	—	—	—	106	—	—	106
Equity-based compensation	—	—	—	—	—	—	2,583	—	—	2,583
Balance, June 30, 2018	100	$98,507	34,242	$34	105,817	$106	$95,008	$(29,907)	$195,361	$359,109

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In thousands)

	Class A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2018	—	$—	41,208	$41	104,336	$104	$147,916	$(74,653)	$154,020	$227,428
Net loss	—	—	—	—	—	—	—	(28,549)	(54,047)	(82,596)
Exchanges of LLC Units	—	—	2,020	2	(1,984)	(2)	1,899	—	(1,899)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	25,582	—	—	25,582
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(25,582)	—	—	(25,582)
Contribution of Class A common stock from related party	—	—	(72)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	—	—	74	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(14)	—	—	—	(433)	—	—	(433)
Options exercised	—	—	27	—	—	—	426	—	—	426
Equity-based compensation	—	—	—	—	—	—	8,022	—	—	8,022
Balance, March 31, 2019	—	—	43,243	43	102,352	102	157,830	(103,202)	98,074	152,847
Net Loss	—	—	—	—	—	—	—	(26,610)	(37,449)	(64,059)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	—	—	4,830	5	—	—	297,606	—	—	297,611
Adjustment to non-controlling interests related to equity offering	—	—	—	—	—	—	(201,015)	—	201,015	—
Exchanges of LLC Units	—	—	1,612	2	(971)	(1)	1,571	—	(1,571)	1
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	33,573	—	—	33,573
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(33,573)	—	—	(33,573)
Contribution of Class A common stock from related party	—	—	(43)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	—	—	78	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(13)	—	—	—	(1,557)	—	—	(1,557)
Options exercised	—	—	25	—	—	—	372			372
Equity-based compensation	—	—	—	—	—	—	8,602	—	—	8,602
Balance, June 30, 2019	—	$—	49,732	$50	101,381	$101	$263,409	$(129,812)	$260,069	$393,817
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(146,655)	$(103,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,830	9,862
Equity-based compensation expense	15,745	4,093
Loss on disposal of property and equipment	653	267
Provision for bad debt and valuation allowance	3,291	1,131
Amortization and write-off of debt issuance costs	2,172	649
Gain on loan sales	(59,573)	(22,313)
Originations of finance receivables	(1,181,807)	(525,885)
Proceeds from sale of finance receivables, net	1,356,345	513,820
Purchase of finance receivables	(161,781)	—
Principal payments received on finance receivables held for sale	30,846	—
Unrealized gain on beneficial interest in securitization	(177)	—
Changes in assets and liabilities:
Accounts receivable	(9,747)	(9,500)
Vehicle inventory	(191,991)	(74,817)
Other current assets	(22,050)	(7,397)
Other assets	(2,024)	270
Operating lease right-of-use assets	(15,115)	—
Accounts payable and accrued liabilities	55,378	33,002
Accounts payable to related party	1,774	1,391
Operating lease liabilities	13,434	—
Other liabilities	(382)	(136)
Net cash used in operating activities	(294,834)	(179,485)
Cash Flows from Investing Activities:
Purchases of property and equipment, including $6,282 and $0, respectively, from related parties	(88,137)	(73,425)
Principal payments received on beneficial interest in securitization	1,108	—
Business acquisitions, net of cash acquired	—	(6,670)
Net cash used in investing activities	(87,029)	(80,095)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	1,901,607	837,673
Payments on short-term revolving facilities	(2,164,248)	(739,378)
Proceeds from issuance of long-term debt	315,674	25,670
Payments on long-term debt	(6,868)	(2,852)
Payments of debt issuance costs	(7,034)	(325)
Net proceeds from issuance of Class A common stock	297,611	172,287
Proceeds from exercise of stock options	798	169
Tax withholdings related to restricted stock awards	(1,990)	(323)
Dividends paid on Class A Convertible Preferred Stock	—	(2,904)
Payments of costs related to issuance of Class A Convertible Preferred Stock	—	(12)
Net cash provided by financing activities	335,550	290,005
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,313)	30,425
Cash, cash equivalents and restricted cash at beginning of period	88,709	187,123
Cash, cash equivalents and restricted cash at end of period	$42,396	$217,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub (collectively, "Carvana Co.") together with its consolidated subsidiaries (the “Company”) is a leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want — a wide selection, great value and quality, transparent pricing and a simple, no pressure transaction. Using the website, customers can complete all phases of a used vehicle purchase transaction including financing their purchase, trading in their current vehicle and purchasing complementary products such as vehicle service contracts ("VSC") and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

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

In accordance with Carvana Group LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group, LLC and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, LLC, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group, LLC being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of June 30, 2019, Carvana Co. owned approximately 31.8% of Carvana Group and the LLC Unitholders owned the remaining 68.2%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2019, results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows and changes in stockholder's equity for the six months ended June 30, 2019 and 2018. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

Liquidity

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
losses from inception through June 30, 2019, and expects to incur additional losses in the future. As the Company continues to grow into new markets, build vending machines and inspection and reconditioning centers ("IRCs") and enhance technology and software development efforts, it needs access to substantial capital. From inception, the Company has primarily funded operations through the issuance of equity instruments and the issuance of senior unsecured notes. The Company has historically funded vehicle inventory purchases through its Floor Plan Facility, and as of June 30, 2019 had approximately $626.2 million available under its $650.0 million Floor Plan Facility that matures in October 2020 to fund future vehicle inventory purchases, as described in further detail in Note 9 — Debt Instruments. As of June 30, 2019, the Company also has approximately $634.1 million available to fund finance receivables under new revolving facilities, as further discussed in Note 9 — Debt Instruments. The Company has also funded a portion of its capital expenditures through long-term financing with lenders and other investors as described in further detail in Note 9 — Debt Instruments and Note 15 — Leases. The Company has entered into securitization transactions and various agreements under which it sells the finance receivables it originates to financing partners, subject to each party's rights under the respective agreements, as further discussed in Note 7 — Finance Receivable Sale Agreements and Note 8 — Securitizations and Variable Interest Entities. Management believes that current working capital and expected continued inventory, capital expenditure, and receivables financing are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Comprehensive Loss

During the three and six months ended June 30, 2019 and 2018, the Company had no other components of comprehensive loss and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Restricted Cash

As of June 30, 2019 and December 31, 2018, restricted cash includes the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding floor plan facility principal balance. As of June 30, 2019, the balance also includes the deposits required under the Company's Finance Receivable Facilities, which is 2% of the pledged outstanding finance receivable principal balance and any undistributed amounts collected on the pledged finance receivables. Refer to Note 9 — Debt Instruments for further explanation.

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

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Buildings and improvements	$165,330	$123,705
Transportation fleet	90,601	65,760
Land and site improvements	60,545	45,702
Software	47,276	36,452
Furniture, fixtures and equipment	27,887	20,675
Total property and equipment excluding construction in progress	391,639	292,294
Less: accumulated depreciation and amortization on property and equipment	(62,278)	(44,050)
Property and equipment excluding construction in progress, net	329,361	248,244
Construction in progress	62,879	48,595
Property and equipment, net	$392,240	$296,839

Depreciation and amortization expense on property and equipment was approximately $8.4 million and $4.9 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $16.1 million and $9.5 million for the six months ended June 30, 2019 and 2018, respectively. These amounts primarily relate to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

The purchase price was allocated to net tangible assets of approximately $0.2 million and intangible assets of approximately $9.9 million based on their fair values on the acquisition date and a related deferred tax liability of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
approximately $2.5 million. The deferred tax liability will amortize over 3 years to 7 years, and approximately $0.0 million and $0.4 million was amortized during the three and six months ended June 30, 2019, respectively, and $0.0 million was amortized during the three and six months ended June 30, 2018. The excess of the purchase price over the amounts allocated to assets acquired, liabilities assumed and the deferred tax liability was approximately $9.4 million, which has been recorded as goodwill. The historical results of operations for Car360 were not significant to the Company's consolidated results of operations for the periods presented.

The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of June 30, 2019 and December 31, 2018 (in thousands):

	Useful Life	June 30, 2019	December 31, 2018
Intangible assets:
Developed technology	7 years	$8,642	$8,642
Customer relationships	3 years	523	523
Non-compete agreements	5 years	774	774
Intangible assets, acquired cost		9,939	9,939
Less: accumulated amortization		(1,843)	(1,070)
Intangible assets, net		$8,096	$8,869

Goodwill	N/A	$9,353	$9,353

Amortization expense was approximately $0.4 million and $0.8 million during the three and six months ended June 30, 2019, respectively, and approximately $0.3 million during both the three and six months ended June 30, 2018. As of June 30, 2019, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 5.4 years. The anticipated annual amortization expense to be recognized in future years as of June 30, 2019 is as follows (in thousands):

Expected Future Amortization
Remainder of 2019	$800
2020	1,600
2021	1,442
2022	1,389
2023	1,279
Thereafter	1,586
Total	$8,096

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable, including $5,665 and $3,891, respectively, due to related parties	$55,849	$33,032
Sales taxes and vehicle licenses and fees	38,764	27,651
Reserve for returns and cancellations	18,249	11,284
Accrued compensation and benefits	14,036	13,477
Accrued interest expense	13,193	9,206
Accrued advertising costs	9,564	4,398
Accrued property and equipment	6,265	7,414
Customer deposits	4,476	2,890
Other accrued liabilities	17,636	12,063
Total accounts payable and accrued liabilities	$178,032	$121,415

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group ("DriveTime") entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime inspection and reconditioning centers and retail facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location, with cancellable terms, provided 60 days' prior written notice is given, expiring between 2021 and 2024. Most of the retail facilities allow the Company to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Hub Lease Agreement described below.

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

In November 2018, the Company entered into a lease agreement with DriveTime for access to and utilization of a fully operational inspection and reconditioning center near Cleveland, Ohio. DriveTime vacated the facility in February 2019, at which point the Company became the sole occupant and purchased certain leasehold improvements and equipment at the facility from DriveTime for DriveTime's net book value of approximately $4.3 million and began leasing the full facility from DriveTime. The lease has an initial term of three years, subject to the Company's ability to exercise three renewal options of five years each. Before DriveTime vacated the facility, the Company paid a monthly rental fee for facility and shared reconditioning costs, calculated based on the Company’s pro rata utilization of space at the inspection and reconditioning center in a given month, along with a pro rata share of the facility’s actual insurance costs and real estate taxes. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended June 30, 2019, total costs related to these operating lease agreements, including those noted above, were approximately $2.0 million with approximately $0.9 million and $1.1 million allocated to inventory and selling, general and administrative expenses, respectively. During the six months ended June 30, 2019, total costs related to these lease agreements were approximately $4.0 million with approximately $1.7 million and $2.3 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended June 30, 2018, total costs related to these lease agreements were approximately $2.3 million with approximately $1.1 million and $1.2 million allocated to inventory and selling, general and administrative expenses, respectively. During the six months ended June 30, 2018, total costs related to these lease agreements were approximately $4.5 million with approximately $2.1 million and $2.4 million allocated to inventory and selling, general and administrative expenses, respectively.

Lease Assumption from DriveTime

In February 2019, the Company entered into an agreement to assume a lease of an inspection and reconditioning center near Nashville, Tennessee that DriveTime leased from an unrelated landlord. As part of the agreement, the Company purchased from DriveTime certain leasehold improvements and equipment at the facility for DriveTime's net book value of approximately $2.0 million when the Company became the sole occupant in April 2019. The lease expires in four years, subject to the ability to exercise three renewal options of five years each. DriveTime remained an occupant of the facility through April 1, 2019 but is not fully released from lease obligations by the landlord.

Corporate Office Leases

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guarantees up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay DriveTime rent equal to the amounts due under DriveTime's master lease. During the three and six months ended June 30, 2019, the rent expense incurred related to this first floor sublease was approximately $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2018, the rent expense incurred related to this first floor sublease was approximately $0.2 million and $0.4 million, respectively.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Company recognized approximately $13.1 million and $23.2 million during the three and six months ended June 30, 2019, respectively, and approximately $5.5 million and $9.7 million during the three and six months ended June 30, 2018, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. The Company recognized approximately $0.9 million and $1.4 million, respectively, during the three and six months ended June 30, 2019, and $0.0 million during both the three and six months ended June 30, 2018 related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statement of operations.

Beginning in 2017, DriveTime also administers a portion of the Company's GAP waiver coverage and the limited warranty provided to all customers under the Master Dealer Agreement. The Company pays a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers and a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred approximately $1.1 million and $1.9 million during the three and six months ended June 30, 2019, respectively, and $0.5 million and $0.8 million during the three and six months ended June 30, 2018, respectively, related to the administration of GAP waiver coverage and limited warranty.

GAP Waiver Insurance Policy

In March 2019 and June 2019, the Company purchased insurance policies from BlueShore Insurance Company ("BlueShore"), an affiliate of DriveTime, for approximately $1.0 million and $0.6 million, respectively, that reimburses the lienholder of finance receivables with GAP waiver coverage for any GAP waiver claims on a defined set of finance receivables that the Company sold in its securitization transactions. This insurance is transferred with the underlying finance receivable. Simultaneously with the March 2019 policy, the Company entered into a retrospective profit sharing agreement with BlueShore under which the Company will share in the profits generated from the insurance policies by receiving a portion of the excess of the premium it paid to BlueShore, net of a fee, compared to the amount BlueShore pays out related to the GAP waiver claims. As of June 30, 2019, the Company held a receivable of approximately $0.2 million, which is included in other assets on the accompanying unaudited condensed consolidated balance sheets, related to this retrospective profit sharing agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $0.5 million and $1.0 million during the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2018, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended on May 15, 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime approximately $0.2 million under this agreement during each of the three months ended June 30, 2019 and 2018, and approximately $0.3 million and $0.2 million under this agreement during the six months ended June 30, 2019 and 2018, respectively.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Unsecured Notes Held by Verde

As of both June 30, 2019 and December 31, 2018, Verde held $15.0 million of principal of the Company's outstanding senior unsecured notes, which are described further in Note 9 — Debt Instruments.

Accounts Payable Due to Related Party

As of June 30, 2019 and December 31, 2018, approximately $5.7 million and $3.9 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable to related party in the accompanying unaudited condensed consolidated balance sheets.

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

On November 3, 2017, the Company amended its MPSA to increase the aggregate amount of principal balances of finance receivables it can sell from $375.0 million to $1.5 billion. On November 2, 2018, the Company amended the MPSA to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum of $1.25 billion of principal balances of finance receivables after the amendment date. Subsequently, on April 19, 2019, the Company amended the MPSA to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum of $1.0 billion of principal balances of finance receivables after the amendment date.

During the six months ended June 30, 2019 and 2018, the Company sold approximately $257.0 million and $308.8 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $820.2 million of unused capacity as of June 30, 2019.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
On November 3, 2017, the Company terminated the remaining capacity under the 2016 Master Transfer Agreement and replaced this facility by entering into a new master transfer agreement (the "2017 Master Transfer Agreement") with a purchaser trust under which the trust committed to purchase up to an aggregate of approximately $357.1 million in principal balances of finance receivables. On November 2, 2018, the Company amended the 2017 Master Transfer Agreement to, among other things and subject to the terms of the agreement, increase and extend the trust's commitment to purchase finance receivables from the Company. The trust's available financing permits up to $454.5 million in principal balances of finance receivables to be purchased after the amendment date, and the trust's purchase commitment contemplates it securing up to three times the currently available financing in the aggregate.

On May 7, 2019, the Company purchased the certificate of the trust for $34.0 million, net of cash acquired. At the time of acquisition the trust assets included $139.7 million of finance receivables that the Company had previously sold to the trust under the 2017 Master Transfer Agreement, and its liabilities included $105.7 million in associated debt and other liabilities. In connection with the certificate purchase, the Company and Ally Bank entered into an Amended and Restated Loan and Security Agreement (the "A&R Loan and Security Agreement") pursuant to which Ally Bank agreed to provide a $350.0 million revolving credit facility (the "SART 2017-1 Credit Facility") to fund certain automotive finance receivables originated by the Company, as further described in Note 9 — Debt Instruments.

During the six months ended June 30, 2019, prior to the acquisition of the certificate in the trust, the Company sold approximately $139.3 million in principal balances of finance receivables under the 2017 Master Transfer Agreement. During the six months ended June 30, 2018, the Company sold approximately $184.4 million in principal balances of finance receivables under the 2017 Master Transfer Agreement.

During the six months ended June 30, 2019, prior to the certificate purchase, the Company also purchased finance receivables that it previously sold to the purchaser trust under the 2017 Master Transfer Agreement for a total price of approximately $127.7 million and immediately resold such finance receivables into a securitization transaction, which is described further in Note 8 — Securitizations and Variable Interest Entities. This transaction was entered into in connection with the securitization transaction and was entered into independently from the terms of the 2017 Master Transfer Agreement.

The total gain related to finance receivables sold to financing partners under the MPSA, the 2017 Master Transfer Agreement and to investors in securitization transactions discussed in Note 8 — Securitizations and Variable Interest Entities was approximately $40.4 million and $12.4 million during the three months ended June 30, 2019 and 2018, respectively, and $59.6 million and $22.3 million during the six months ended June 30, 2019 and 2018, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

As described in Note 2 — Summary of Significant Accounting Policies, the securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The .Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of June 30, 2019, the Company is not the primary beneficiary of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. The Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of June 30, 2019 were approximately $45.2 million. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of June 30, 2019.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at June 30, 2019. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	Carrying Value	Total Exposure

	(in thousands)
Rated notes	$38,893	$38,893
Certificates and other assets	6,299	6,299
Total unconsolidated VIEs	$45,192	$45,192

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of June 30, 2019 were as follows (in thousands):

	Amortized Cost	Fair Value
Rated notes	$38,684	$38,893
Certificates and other assets	6,331	6,299
Total securities available for sale	$45,015	$45,192

NOTE 9 — DEBT INSTRUMENTS

Short-Term Revolving Facilities

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

Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory, unless customers financed the purchase by originating an automotive finance receivable. For used vehicle sales involving financing originated by the Company and sold under either the MPSA or the Finance Receivable Facilities (as defined below), the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one day following the sale of the related finance receivable. With respect to such used vehicle sales involving financing that are not sold under either the MPSA or the Finance Receivables Facilities, the lender agreed to extend repayment of the advance or the loan for such vehicles to the earlier of fifteen business days after the sale of the vehicle or two business days following the funding of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts.

As of June 30, 2019, the interest rate on the Floor Plan Facility was approximately 5.80%, the Company had an outstanding balance under this facility of approximately $23.8 million, unused capacity of approximately $626.2 million, and held approximately $1.2 million in restricted cash related to this facility. As of December 31, 2018, the interest rate on the Floor Plan Facility was approximately 5.90%, the Company had an outstanding balance of approximately $197.0 million and held approximately $9.8 million in restricted cash related to this facility.

Finance Receivable Facilities

In April 2019, the Company and Ally Bank entered in a Loan and Security Agreement pursuant to which Ally Bank agreed to provide a $300.0 million revolving credit facility (the "DART I Credit Facility") to fund certain automotive finance receivables originated by the Company. The Company can draw upon the DART I Credit Facility until April 17, 2020, and it has an annual interest rate of one-month LIBOR plus a spread ranging from 1.00% to 1.80%.

In May 2019, the Company and Ally Bank entered into the A&R Loan and Security Agreement in connection with the $350.0 million SART 2017-1 Credit Facility to fund certain automotive finance receivables originated by the Company. The Company can draw upon the SART 2017-1 Credit Facility until November 1, 2019, and it has an annual interest rate of one-month LIBOR plus 1.95%.

The DART I Credit Facility and the SART 2017-1 Credit Facility (collectively, the "Finance Receivable Facilities") each require that at least 2% of the outstanding pledged finance receivables principal balances, plus any undistributed amounts collected on the pledged finance receivables amount, is held as restricted cash.

Interest payments on the Finance Receivable Facilities are payable monthly on each draw date. Principal repayments will occur on the fifteenth day of each calendar month in an amount equal to the undistributed receivables collected. The lender will receive repayment in accordance with its respective commitment. Prepayment of the entire aggregate outstanding principal and any accrued unpaid interest through the next draw date is permitted twice per calendar quarter.

As of June 30, 2019, the DART I Credit Facility had an interest rate ranging between approximately 3.40% and 4.20%, and the SART 2017-1 Credit Facility had an interest rate of approximately 4.35%. The Company had an outstanding balance under the Finance Receivable Facilities of approximately $15.9 million, unused capacity of $634.1 million, and held approximately $1.0 million in restricted cash related to these facilities.

Long-Term Debt

Senior Unsecured Notes

On September 21, 2018, the Company issued an aggregate of $350.0 million in senior unsecured notes due 2023 (the "Existing Notes") under an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee (the “Indenture”). On May 24, 2019, the Company issued $250.0 million in aggregate principal amount of additional notes (the "New Notes") under the Indenture, at a 100.5% premium. The Existing Notes and New Notes (together the "Senior Notes") are treated as a single class for all purposes and have the same terms. The Senior Notes accrue interest at a rate of 8.875% per annum, which is payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2019. The Senior Notes mature on October 1, 2023, unless earlier repurchased or redeemed, and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed solely for the purpose of facilitating the Company's sales of its finance receivables, if any). The Company may redeem some or all of the Senior Notes on or after October 1, 2020 at redemption prices set forth in the Indenture, plus any accrued and unpaid interest to the redemption date. Prior to October 1, 2020, the Company may redeem up to 35.0% of the aggregate principal amount of the Senior Notes at a redemption price equal to 108.875%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Senior Notes prior to October 1, 2020, by paying a make-whole premium plus any accrued and unpaid interest, to, but not including, the redemption date. If the Company experiences certain change of control events, it must make an offer to

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
purchase all of the Senior Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Indenture governing the Senior Notes contains restrictive covenants that limit the ability of the Company to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s ability to make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of June 30, 2019, the Company was in compliance with all covenants.

In connection with the issuance of these Senior Notes, Carvana Group amended its LLC agreement to create a class of non-convertible preferred units, which Carvana Co. purchased with its net proceeds from the issuance of these Senior Notes, as further discussed in Note 10 — Stockholders' Equity.

The outstanding principal of the Senior Notes, net of debt issuance costs and including the premium, was approximately $589.9 million and $342.9 million as of June 30, 2019 and December 31, 2018, respectively, of which $15.0 million of principal was held by Verde, and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two to five-year term and requires monthly payments. As of June 30, 2019, the outstanding principal of these notes had a weighted-average interest rate of 6.1% and totaled approximately $30.7 million, of which approximately $8.2 million is due within the next twelve months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

Other Real Estate Financing Transactions

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of June 30, 2019, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and base rent increases throughout the term. As of June 30, 2019, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, is approximately $90.9 million and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheet.

In November 2017, the Company entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which it may sell and lease back certain of its owned or leased properties and construction improvements. Under the MSLA, at any time the Company may elect to, and beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to demand that the Company repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. Under the MSLA, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. By December 31, 2018, the Company repurchased all properties it had previously sold under the MSLA for a price of approximately $28.8 million. As of June 30, 2019 and December 31, 2018, the Company may sell and lease back approximately $75.0 million of its property and equipment under the MSLA.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Financing of Beneficial Interests in Securitizations

In June 2019, the Company financed certain retained beneficial interests in securitizations through a secured borrowing facility whereby the Company sold such interests and agreed to repurchase them at the expiration of the facility for their fair value at that time. As discussed in Note 8 — Securitizations and Variable Interest Entities, the Company has retained certain Beneficial Interests in Securitizations pursuant to the Company’s obligations as a sponsor under Risk Retention Rules.

As of June 30, 2019, the Company has pledged $15.2 million of its beneficial interests in securitizations as collateral under the repurchase agreement with an expected repurchase in February 2026. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transaction. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

As of June 30, 2019, the Company has recorded approximately $10.7 million in long-term debt, net of a current portion of approximately $4.5 million, in the accompanying unaudited condensed consolidated balance sheet.

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

As of June 30, 2019, there were approximately 189.1 million and 5.7 million Class A Units and Class B Units (as adjusted for the participation thresholds), respectively, issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the “LLC Equity Incentive Plan”) and are subject to a participation threshold and are earned over the requisite service period.

Public Equity Offerings

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

On May 24, 2019, the Company completed a public equity offering of 4.2 million shares of the Company's Class A common stock at a public offering price of $65.00 per share and received net proceeds from the offering of approximately $258.8 million after underwriting discounts and commissions and offering expenses. As part of the offering, the Company granted the underwriters a 30-day option to purchase all or part of approximately 0.6 million additional shares of Class A common stock. On June 20, 2019, the underwriters exercised their option in full for an additional $38.9 million in proceeds after offering expenses. The Company used the net proceeds to purchase approximately 6.0 million newly-issued LLC Units in Carvana Group, and Carvana Group intends to use the proceeds primarily for general corporate purposes, including paying down the Floor Plan Facility.

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

During the six months ended June 30, 2019, certain LLC Unitholders exchanged 4.5 million LLC Units and 3.0 million shares of Class B common stock for 3.6 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received approximately 4.5 million LLC Units, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The initial conversion price was $19.6945, which was calculated based on a 20.0% premium to the volume weighted average price for Class A common stock during the 5 trading days immediately preceding December 4, 2017. Following announcement of the transaction, the share price of Class A common stock increased and exceeded the conversion price on the commitment date and resulted in a beneficial conversion feature ("BCF") of approximately $2.6 million. The BCF was originally recorded as a reduction of the Convertible Preferred Stock with an offset to additional paid-in capital. The BCF accreted as a deemed dividend through January 29, 2018, the first available conversion date, increasing the carrying value of the Convertible Preferred Stock with an offsetting charge to additional paid-in capital. During the six months ended June 30, 2018, the Company recorded $1.4 million in accretion related to the BCF.

During the six months ended June 30, 2018, the Company paid approximately $2.9 million of dividends to the holders of the Convertible Preferred Stock and Carvana Group distributed approximately $2.9 million to Carvana Co. with respect to the Convertible Preferred Units.

During the year ended December 31, 2018, at the holder's request 75,000 shares of Convertible Preferred Stock, and at the Company's election 25,000 shares of Convertible Preferred Stock, were converted into a total of approximately 5.1 million shares of Class A common stock. Simultaneously with each conversion, an equal number of Convertible Preferred Units were canceled and Carvana Group issued approximately 6.3 million Class A Units to Carvana Co. As of June 30, 2019 and December 31, 2018, there were no outstanding shares of Convertible Preferred Stock and no related accrued dividends.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of the Senior Notes in September 2018 and May 2019, as discussed further in Note 9 — Debt Instruments. Carvana Co. used its net proceeds from the Senior Notes to purchase a total of 600,000 Class A Non-Convertible Preferred Units. In the event Carvana Co. makes payments on the Senior Notes, Carvana Group will make an equal cash distribution to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires one Class A Non-Convertible Preferred Unit shall be canceled and retired.

Contribution of Class A Common Shares From Ernest Garcia III

During the three and six months ended June 30, 2019, the Company and its Chief Executive Officer, Ernest Garcia III, entered into a contribution agreement (the "Contribution Agreement") in connection with the 100k Milestone Gift, as defined in Note 6 — Related Party Transactions, pursuant to which Mr. Garcia contributed approximately 0.0 million and 0.1 million shares, respectively, of the Company's Class A common stock to the Company, at no charge. The Company subsequently granted approximately 0.0 million and 0.1 million restricted stock units during the three and six months ended June 30, 2019, respectively, to employees. Refer to Note 12 — Equity-Based Compensation for further discussion. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the share contribution, it has indemnified Mr. Garcia from any such obligations that may arise.

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

During the six months ended June 30, 2019, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $3.5 million, which has been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statement of stockholders' equity. During the six months ended June 30, 2019, Carvana Co. utilized its net proceeds from its equity offering to purchase LLC Units, which resulted in an adjustment to increase non-controlling interests and to decrease additional paid-in capital by approximately $201.0 million in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As of June 30, 2019, Carvana Co. owned approximately 31.8% of Carvana Group with the LLC Unitholders owning the remaining 68.2%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

The following table summarizes the effects of the changes in ownership in Carvana Group on the Company's additional paid-in capital during the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018
Transfers (to) from non-controlling interests:
Decrease as a result of issuances of Class A common stock	$(201,015)	$(132,375)
Increase as a result of Carvana Group's issuance of Class A Units in connection with business acquisitions	—	1,297
Increase as a result of exchanges of LLC Units	3,470	12,592
Total transfers to non-controlling interests	$(197,545)	$(118,486)

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation expense is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation expense recognized during the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Class B Units	$578	$605	$1,156	$1,040
Restricted Stock Units and Awards excluding those granted in relation to Mr. Garcia's 100k Milestone Gift contributions	3,214	978	5,681	1,645
Restricted Stock Units granted in relation to Mr. Garcia's 100k Milestone Gift contributions	2,809	—	5,933	—
Options	1,457	425	2,664	833
Class A Units	544	575	1,190	575
Total equity-based compensation expense	$8,602	$2,583	$16,624	$4,093
Equity-based compensation capitalized to property and equipment	(577)	—	(879)	—
Equity-based compensation capitalized to inventory	(958)	—	(1,835)	—
Equity-based compensation, net of capitalized amounts	$7,067	$2,583	$13,910	$4,093

As of June 30, 2019, the total unrecognized compensation expense related to outstanding equity awards was approximately $57.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards to employees, directors, officers and consultants. As discussed in Note 10 — Stockholders' Equity, during the three and six months ended June 30, 2019, the Company granted approximately 42,240 and 113,850 RSUs, respectively, with a vesting period of one day following receipt of Class A common stock from its Chief Executive Officer, Ernest Garcia III, and recognized approximately $2.8 million and $5.9 million, respectively, of equity-based compensation, a portion of which related to the production of the Company's used vehicle inventory and was therefore capitalized to inventory. The majority of the Company's equity awards, other than those granted in relation to Mr. Garcia's 100k Milestone Gift, vest over two- to five- year periods based on continued employment with the Company. As of June 30, 2019, approximately 10.9 million shares remain available for future equity award grants under this plan.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service vesting conditions. Following completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. There were no Class B Units issued during the three and six months ended June 30, 2019 or June 30, 2018.

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

The following table presents the calculation of basic and diluted net loss per share during the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(64,059)	$(51,250)	$(146,655)	$(103,922)
Net loss attributable to non-controlling interests	37,449	41,285	91,496	86,914
Dividends on Class A convertible preferred stock	—	(1,375)	—	(2,720)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	—	(1,380)
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(26,610)	$(11,340)	$(55,159)	$(21,108)
Denominator:
Weighted-average shares of Class A common stock outstanding	46,284	28,124	43,958	23,425
Nonvested weighted-average restricted stock awards	(246)	(344)	(263)	(362)
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	46,038	27,780	43,695	23,063
Net loss per share of Class A common stock, basic and diluted	$(0.58)	$(0.41)	$(1.26)	$(0.92)

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

Weighted-average as-converted shares of Convertible Preferred Stock of approximately 5.1 million for each of the three and six months ended June 30, 2018, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average as-converted Class A Units together with the related Class B common stock of approximately 101.9 million and 110.2 million during the three months ended June 30, 2019 and 2018, respectively, and of approximately 103.1 million and 112.1 million during the six months ended June 30, 2019 and June 30, 2018, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units of approximately 5.7 million and 6.6 million at June 30, 2019 and 2018, respectively, were evaluated for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average potentially dilutive restricted stock awards and units of approximately 0.6 million and 0.4 million for the three months ended June 30, 2019 and 2018, respectively,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
and approximately 0.7 million and 0.4 million for the six months ended June 30, 2019 and 2018, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of June 30, 2019 and 2018, 1.2 million and 0.8 million options, respectively, were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

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

As described in Note 10 — Stockholders' Equity, during the three and six months ended June 30, 2019, the Company acquired approximately 2.0 million and 4.5 million LLC Units, respectively, in connection with exchanges with Existing LLC Unitholders. During the three and six months ended June 30, 2019, the Company recorded a gross deferred tax asset of approximately $26.1 million and $51.7 million associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As described in Note 10 — Stockholders' Equity, Carvana Co. purchased approximately 6.0 million newly-issued LLC Units of Carvana Group in connection with the equity offering on May 24, 2019 and subsequent option exercised by the underwriters. The Company recognized a gross deferred tax asset of approximately $7.5 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As described in Note 4 — Goodwill and Intangible Assets, Net, Carvana Group acquired Car360 on April 12, 2018. The acquisition included various intangible assets, and as a result the Company recognized a deferred tax liability of approximately $2.5 million which is reflected within other liabilities in the accompanying unaudited condensed consolidated balance sheet. The deferred tax liability will be amortized over three to seven years and approximately $0.4 million and $0.0 million was amortized during the six months ended June 30, 2019 and June 30, 2018.

During the six months ended June 30, 2019, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of June 30, 2019 and December 31, 2018, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

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
As of June 30, 2019, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of June 30, 2019, the total unrecorded TRA liability is approximately $166.4 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of June 30, 2019, the Company is a tenant under various operating leases related to certain of its hubs, vending machines and corporate offices. The initial terms expire at various dates between 2019 and 2029. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company also had operating leases for certain of its transportation fleet. In March 2019, the Company reassessed the lease terms of the transportation equipment leases based on the likelihood of exercising its extension options and reclassified them to finance leases. Rent expense for the Company's operating leases was approximately $1.7 million and $3.3 million for the three and six months ended June 30, 2018, respectively.

Refer to Note 6 — Related Party Transactions for further discussion of operating leases with related parties.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Finance Leases

The Company has finance leases for certain equipment in its transportation fleet. The leases have initial terms of two to five years, some of which include extension options for up to four additional years, and require monthly payments. As of June 30, 2019, the outstanding amount of the finance leases is approximately $37.2 million, of which approximately $8.0 million is due within the next twelve months and is included as current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

Lease Costs and Activity

The Company's lease costs and activity during the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease costs:
Finance leases:
Amortization of finance lease assets	$1,988	$3,255
Interest on obligations under finance leases	514	845
Total finance lease costs	$2,502	$4,100

Operating leases:
Fixed lease costs	$2,943	$5,271
Fixed lease costs to related parties	1,922	3,728
Variable short-term lease costs to related parties	333	787
Total operating lease costs	$5,198	$9,786

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to third parties	$1,453	$3,270
Operating lease liabilities to related parties	$2,172	$4,309
Interest payments on finance lease liabilities	$514	$845

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$2,067	$3,275

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of June 30, 2019 (in thousands):

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total
Remainder of 2019	$5,037	$4,047	$5,590	$9,637	$14,674
2020	9,381	7,692	11,337	19,029	28,410
2021	9,040	7,154	10,354	17,508	26,548
2022	8,666	7,179	8,825	16,004	24,670
2023	8,064	7,212	6,981	14,193	22,257
Thereafter	1,785	31,660	46,719	78,379	80,164
Total minimum lease payments	41,973	64,944	89,806	154,750	196,723
Less: amount representing interest	(4,809)	(20,612)	(36,972)	(57,584)	(62,393)
Total lease liabilities	$37,164	$44,332	$52,834	$97,166	$134,330
(1) Leases that are on a month-to-month basis, short-term leases, and lease extensions that the Company does not expect to exercise are not included.
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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of June 30, 2019, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of June 30, 2019 were as follows, excluding short-term operating leases:

Weighted-average remaining lease terms (years)
Operating leases	10.9
Finance leases	4.7
Weighted-average discount rate
Operating leases	8.8%
Finance leases	5.6%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $2.0 million and $1.4 million as of June 30, 2019 and December 31, 2018, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2019 the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity and capital resources.

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

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

A description of the fair value hierarchy and the Company's methodologies are included in Note 2 — Summary of Significant Accounting Policies. As of June 30, 2019 and December 31, 2018, the Company held certain assets that were required to be measured at fair value on a recurring basis and as of June 30, 2019, the Company held beneficial interests in

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
securitizations for which it elected the fair value option. The following tables are a summary of fair value measurements and hierarchy level at June 30, 2019 and December 31, 2018 (in thousands):

As of June 30, 2019:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$46,927	$46,927	$—	$—
Beneficial interests in securitizations	45,192	—	26,592	18,600

As of December 31, 2018:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$63,713	$63,713	$—	$—
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

Beneficial Interests in Securitizations

Beneficial interests in securitizations include notes and certificates of the securitization trusts, the same securities as issued to other investors as described in Note 8 — Securitizations and Variable Interest Entities. Level 2 assets include beneficial interests in the most recent securitization which was completed on June 27, 2019. Given both the proximity to the end of the reporting period and lack of observable changes in economic inputs, the Company concluded the fair value when the securitization was completed represented the fair value at June 30, 2019.

The Company's beneficial interests in securitizations which are classified as Level 3 are classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. The significant unobservable market data includes market yields. Significant increases or decreases in market yields would result in a significantly higher or lower fair value measurement.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. During three months ended June 30, 2019, the Company transferred beneficial interests acquired as part of the March 29, 2019 securitization transaction from Level 2 to Level 3. The assets were initially classified as Level 2 due to the transaction's proximity to the end of the March 31, 2019 reporting period and the lack of observable changes in economic inputs. As noted above, the Company uses significant unobservable inputs to measure the fair value of these assets on a recurring basis, thus they will be classified as Level 3 in future periods. There were no transfers out of Level 3 during the three months ended June 30, 2019.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and six months ended June 30, 2019 (in thousands).

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Opening Balance	$—	$—
Transfers into Level 3	19,531	19,531
Cash receipts	(1,108)	(1,108)
Change in fair value	177	177
Ending Balance	$18,600	$18,600

The Company did not have any Level 3 beneficial interests in securitizations in the three or six months ended June 30, 2018.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities and accounts payable to related parties approximate fair value because their respective maturities are less than three months. The carrying value of the Floor Plan Facility and Finance Receivables Facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended June 30, 2019 and December 31, 2018.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of June 30, 2019 and December 31, 2018 was as follows (in thousands):

	June 30, 2019	December 31, 2018
Carrying value, net of unamortized debt issuance costs	$589,912	$342,869
Fair value	594,336	319,375

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Carrying value	$177,705	$105,200
Fair value	188,865	109,703

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental cash flow information:
Cash payments for interest, including $703 and $0, respectively, to related parties	$31,610	$7,481
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$9,717	$6,970
Property and equipment acquired under finance leases	$16,552	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$20,767	$—
Capital expenditures financed through long-term debt	$—	$7,489
Equity-based compensation expense capitalized to property and equipment	$879	$—
Fair value of beneficial interests received in securitization transactions	$46,123	$—
Issuance of LLC Units related to business acquisitions	$—	$9,981
Dividend accrued on Class A Convertible Preferred Stock included in accrued liabilities	$—	$229

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$40,200	$78,861	$199,192	$172,680
Restricted cash (1)	2,196	9,848	18,356	14,443
Total cash, cash equivalents and restricted cash	$42,396	$88,709	$217,548	$187,123
(1) Amounts included in restricted cash represent the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding Floor Plan Facility principal balance and deposits required under the Company's Finance Receivable Facilities, which is 2% of the outstanding pledged finance receivable principal balance and any undistributed amounts collected on the pledged finance receivables. as explained in Note 9 — Debt Instruments, along with amounts held as restricted cash as required under letter of credit agreements. These amounts are classified as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

NOTE 19 — SUBSEQUENT EVENTS

Contribution Agreement

In connection with an ongoing commitment from the Company's Chief Executive Officer, Ernest Garcia III, related to the previously announced 100k Milestone Gift program, the Company and Mr. Garcia entered into a contribution agreement on August 6, 2019 under which Mr. Garcia will contribute to the Company 59,400 shares of Class A common stock that he individually owns, at no charge (the "Contribution Agreement"). The contribution will take place on August 9, 2019 and is intended to fund restricted stock unit awards to certain employees of Carvana, LLC upon their satisfying applicable employment tenure requirements. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has indemnified Mr. Garcia from any such obligations that may arise.

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a used vehicle.    As of June 30, 2019, we listed approximately 18,800 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts (“VSCs”), GAP waiver coverage and trade-ins.

•Finance their purchase.    Customers can pay for their Carvana vehicle using cash, our proprietary loan origination platform or financing from other parties such as banks or credit unions. Customers who choose to apply for our in-house financing fill out a short prequalification form, select from a range of financing terms we provide and, if approved, apply the financing to their purchase in our online checkout process. We generally seek to sell the loans we originate to financing partners or pursuant to a securitization transaction and in each case earn a premium upon sale.

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

•Inspection and reconditioning.    After acquiring a vehicle, we transport it to one of our IRCs where it undergoes a 150-point inspection and is reconditioned to meet "Carvana Certified" standards. This process is supported by a custom used vehicle inventory-management system, which tracks vehicles through each stage of the process and is seamlessly integrated with auto-part suppliers to facilitate the procurement of required parts.

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

On May 3, 2017, we completed our IPO of 15.0 million shares of Class A common stock at a public offering price of $15.00 per share. We received $205.8 million in proceeds, net of underwriting discounts and commissions and offering expenses. On December 5, 2017, we sold 100,000 shares of Class A Convertible Preferred Stock for net proceeds of approximately $98.5 million. On April 30, 2018, we completed a follow-on public offering of 6.6 million shares of our Class A common stock and received proceeds from the offering of approximately $172.3 million, net of underwriting discounts and commissions and offering expenses. We used the net proceeds to purchase Class A Units of Carvana Group, and Carvana Group used the net proceeds for working capital and general corporate purposes. On May 24, 2019, we completed a public equity offering of 4.2 million shares of Class A common stock at a public offering price of $65.00 per share and received net proceeds from the offering of approximately $258.8 million after underwriting discounts and commissions and offering expenses. On June 20, 2019, the underwriters exercised their option to purchase 0.6 million of additional shares resulting in $38.9 million in proceeds after offering expenses. We used the net proceeds to purchase approximately 6.0 million newly-issued LLC Units in Carvana Group, and Carvana Group will use the net proceeds primarily for general corporate purposes.

In September 2018 and May 2019, we issued Senior Notes (as defined in "Liquidity and Capital Resources") and received approximately $588.6 million in total proceeds, net of debt issuance costs. We used the net proceeds to purchase preferred units of Carvana Group, and Carvana Group intends to use the net proceeds for working capital and general corporate purposes. These general corporate purposes include funding working capital, capital expenditures, operating expenses and the selective pursuit of business development opportunities, including to expand our current business through acquisitions of, or investments in, other businesses, products or technologies.

Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the six months ended June 30, 2019, the number of vehicles we sold to retail customers grew by 96.8% to 80,766 compared to 41,034 in the six months ended June 30, 2018.

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

Our expansion model has enabled us to increase our rate of market openings in each of the past six years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, 12 in 2016, 23 in 2017, 41 in 2018 and 52 in the first six months of 2019, bringing our total number of markets to 137 as of June 30, 2019. Over this period, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan.

When we open a market, we commence advertising using a blend of brand and direct advertising channels. Our advertising spend in each market is approximately proportionate to each market’s population, subject to adjustments based on specific characteristics of the market, used vehicle market seasonality and special events such as vending machine openings. This historically has led to increased market penetration over time following the market opening. We also advertise on national television to increase brand awareness. With our growth into new markets, national television advertising has become more economically efficient compared to purchasing several local television advertising campaigns.

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

Our largest source of revenue, used vehicle sales, totaled $855.8 million and $1.5 billion during the three and six months ended June 30, 2019, respectively, and $437.9 million and $772.0 million during the three and six months ended June 30, 2018, respectively. As we continue to increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase as we increase retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales includes sales of trade-ins and other vehicles acquired from customers and totaled $63.0 million and $96.0 million during the three and six months ended June 30, 2019, respectively, and $16.6 million and $26.8 million during the three and six months ended June 30, 2018, respectively. We expect wholesale sales to increase with retail units sold and as we expand our program of acquiring vehicles from customers and our suite of product offerings to customers who may wish to trade-in or to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage totaled $67.4 million and $105.8 million during the three and six months ended June 30, 2019, respectively, and $20.7 million and $37.0 million during the three and six months ended June 30, 2018, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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

•Leverage existing IRC infrastructure. As we scale, we intend to more fully utilize the capacity in our seven existing IRCs, which collectively have capacity to inspect and recondition more than 350,000 vehicles per year at full utilization.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Retail units sold	44,000	22,570	80,766	41,034
Number of markets	137	65	137	65
Average monthly unique visitors	4,763,911	2,286,400	4,276,981	2,036,276
Inventory units available on website	18,835	11,386	18,835	11,386
Average days to sale	61	66	62	67
Total gross profit per unit (incl. Gift) (1)	$3,132	$2,173	$2,802	$2,029
Total gross profit per unit ex-Gift (1)	$3,175	$2,173	$2,836	$2,029
(1) See below for further discussion of total gross profit per unit (incl. Gift) and total gross profit per unit ex-Gift.

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

Total Gross Profit per Unit (incl. Gift)

We define total gross profit per unit as the aggregate gross profit in a given period, including Gift (as defined below), divided by retail units sold in that period including gross profit generated from the sale of the used vehicle, gains on the sales of loans originated to finance the vehicle, commissions on sales of VSCs, revenue from GAP waiver coverage and gross profit generated from wholesale sales of vehicles.

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

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of loans we originate and sell in securitization transactions or to financing partners, commissions we receive on VSCs and sales of GAP waiver coverage. In 2016, we entered into a master dealer agreement with DriveTime, pursuant to which we receive a commission for selling VSCs that DriveTime administers. The commission revenues we recognize on VSCs depends on the number of retail units we sell, the conversion rate of VSCs on these sales, commission rates we receive, VSC early cancellation frequency and product features. The GAP waiver coverage revenue we recognize depends on the number of retail units we sell, the number of customers that choose to finance their purchases with us, the frequency of GAP waiver coverage early cancellation and the conversion rate of GAP waiver coverage on those sales.

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

Interest Expense

Interest expense includes interest incurred on our Senior Notes, including amounts due to Verde, our Floor Plan Facility, and our Finance Receivable Facilities (all defined in "Liquidity and Capital Resources"), as well as our notes payable, finance leases and long-term debt, which are used to fund general working capital, our inventory, our transportation fleet and certain of our property and equipment. Interest expense excludes the interest incurred during various construction projects to build, upgrade or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change

	(dollars in thousands, except per unit amounts)			(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$855,785	$437,922	95.4%	$1,539,614	$771,978	99.4%
Wholesale vehicle sales	63,014	16,622	279.1%	96,044	26,755	259.0%
Other sales and revenues (1)	67,422	20,742	225.1%	105,797	36,975	186.1%
Total net sales and operating revenues	$986,221	$475,286	107.5%	$1,741,455	$835,708	108.4%
Gross profit (incl. Gift):
Used vehicle gross profit	$63,378	$26,641	137.9%	$110,500	$43,287	155.3%
Wholesale vehicle gross profit	6,993	1,652	323.3%	10,028	3,007	233.5%
Other gross profit (1)	67,422	20,742	225.1%	105,797	36,975	186.1%
Total gross profit	$137,793	$49,035	181.0%	$226,325	$83,269	171.8%
Gross profit ex-Gift:(3)
Used vehicle gross profit ex-Gift	$65,186	$26,641	144.7%	$113,072	$43,287	161.2%
Wholesale vehicle gross profit ex-Gift	7,096	1,652	329.5%	10,153	3,007	237.6%
Other gross profit (1)	67,422	20,742	225.1%	105,797	36,975	186.1%
Total gross profit ex-Gift	$139,704	$49,035	184.9%	$229,022	$83,269	175.0%
Market information:
Markets, beginning of period	109	56	94.6%	85	44	93.2%
Market launches	28	9	211.1%	52	21	147.6%
Markets, end of period	137	65	110.8%	137	65	110.8%
Unit sales information:
Used vehicle unit sales	44,000	22,570	94.9%	80,766	41,034	96.8%
Wholesale vehicle unit sales	10,756	3,658	194.0%	17,457	6,000	191.0%
Per unit selling prices:
Used vehicles	$19,450	$19,403	0.2%	$19,063	$18,813	1.3%
Wholesale vehicles	$5,858	$4,544	28.9%	$5,502	$4,459	23.4%
Per unit gross profit (incl. Gift): (2)
Used vehicle gross profit	$1,440	$1,180	22.0%	$1,368	$1,055	29.7%
Wholesale vehicle gross profit	$650	$452	43.8%	$574	$501	14.6%
Other gross profit	$1,532	$919	66.7%	$1,310	$901	45.4%
Total gross profit	$3,132	$2,173	44.1%	$2,802	$2,029	38.1%
Per unit gross profit ex-Gift: (2)(3)
Used vehicle gross profit ex-Gift	$1,482	$1,180	25.6%	$1,400	$1,055	32.7%
Wholesale vehicle gross profit ex-Gift	$660	$452	46.0%	$582	$501	16.2%
Other gross profit	$1,532	$919	66.7%	$1,310	$901	45.4%
Total gross profit ex-Gift	$3,175	$2,173	46.1%	$2,836	$2,029	39.8%
(1) Includes $13,989 and $5,544 for the three months ended June 30, 2019 and 2018, respectively, and $24,562 and $9,655 for the six months ended June 30, 2019 and 2018, respectively, of other sales and revenues from related parties.
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.
(3) Ex-Gift amounts exclude the expense related to the 100k Milestone Gift. See "Non-GAAP Financial Metrics" for a reconciliation to the most directly comparable GAAP-based measure, when applicable.

Used Vehicle Sales

Three months ended June 30, 2019 Versus 2018. Used vehicle sales increased by $417.9 million to $855.8 million during the three months ended June 30, 2019 compared to $437.9 million during the three months ended June 30, 2018. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 44,000 from 22,570 during the three months ended June 30, 2019 and 2018, respectively. The increase in units sold was driven in part by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness and customer referrals. The increase in unit sales was also driven by growth to 137 markets as of June 30, 2019 from 65 markets as of June 30, 2018. We anticipate that unit sales will continue to grow as we increase penetration in existing markets and launch new markets. In addition, the average selling price of our retail units sold increased to $19,450 during the three months ended June 30, 2019 from $19,403 during the three months ended June 30, 2018.

Six months ended June 30, 2019 Versus 2018. Used vehicle sales increased by $767.6 million to $1.5 billion during the six months ended June 30, 2019 compared to $772.0 million during the six months ended June 30, 2018. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 80,766 from 41,034 during the six months ended June 30, 2019 and 2018, respectively. The increase in units sold was driven in part by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness and customer referrals. The increase in unit sales was also driven by growth to 137 markets as of June 30, 2019 from 65 markets as of June 30, 2018. We anticipate that unit sales will continue to grow as we increase penetration in existing markets and launch new markets. In addition, the average selling price of our retail units sold increased to $19,063 during the six months ended June 30, 2019 from $18,813 during the six months ended June 30, 2018.

Wholesale Vehicle Sales

Three months ended June 30, 2019 Versus 2018. Wholesale vehicle sales increased by $46.4 million to $63.0 million during the three months ended June 30, 2019, compared to $16.6 million during the three months ended June 30, 2018. We primarily obtain our wholesale inventory by acquiring vehicles from customers. As our retail unit sales have increased, so have the trade-ins we receive. Moreover, during the three months ended June 30, 2019, we also acquired more vehicles from customers who did not purchase a retail unit from us. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased. In addition, the average selling price of our wholesale units sold increased to $5,858 during the three months ended June 30, 2019 from $4,544 during the three months ended June 30, 2018.

Six months ended June 30, 2019 Versus 2018. Wholesale vehicle sales increased by $69.3 million to $96.0 million during the six months ended June 30, 2019, compared to $26.8 million during the six months ended June 30, 2018. We primarily obtain our wholesale inventory by acquiring vehicles from customers. As our retail unit sales have increased, so have the trade-ins we receive. Moreover, during the six months ended June 30, 2019, we also acquired more vehicles from customers who did not purchase a retail unit from us. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased. In addition, the average selling price of our wholesale units sold increased to $5,502 six months ended June 30, 2019 from $4,459 during the six months ended June 30, 2018.

Other Sales and Revenues

Three months ended June 30, 2019 Versus 2018. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and GAP waiver coverage. Other sales and revenues increased by $46.7 million to $67.4 million during the three months ended June 30, 2019, compared to $20.7 million during the three months ended June 30, 2018. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales. The increase also includes an increase in interest income during the three months ended June 30, 2019 from interest earned on finance receivables we held on balance sheet prior to our securitization transaction in June.

Six months ended June 30, 2019 Versus 2018. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and sales of GAP waiver coverage. Other sales and revenues increased by $68.8 million to $105.8 million during the six months ended June 30, 2019, compared to $37.0 million during the six months ended June 30, 2018. The increase is primarily related to increased gains on loan sales due to selling more loans in the six months ended June 30, 2019 compared to June 30, 2018, partially due to the securitization transactions in March and June. The remaining increase is primarily due to increased revenue from commissions received on sales of vehicle service contracts, increased GAP waiver revenues driven by the increase in retail unit sales and timing of loan sales, and an increase in interest income primarily related to the interest earned on the finance receivables held on our balance sheet during 2019 for the securitization transactions.

Used Vehicle Gross Profit

Three months ended June 30, 2019 Versus 2018. Used vehicle gross profit, including Gift, increased by $36.7 million to $63.4 million during the three months ended June 30, 2019, compared to $26.6 million during the three months ended June 30, 2018. Used vehicle gross profit ex-Gift, which excludes the impact of the 100k Milestone Gift on cost of sales, increased by $38.5 million to $65.2 million during the three months ended June 30, 2019, compared to $26.6 million during the three months ended June 30, 2018. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit, including Gift, and used vehicle gross profit per unit ex-Gift to 1,440 and $1,482, respectively, for the three months ended June 30, 2019 compared to $1,180 for the three months ended June 30, 2018. The per unit increase was primarily driven by acquiring more vehicles from customers, incremental shipping revenue, and a decrease in average days to sale to 61 days in the three months ended June 30, 2019 from 66 days in the three months ended June 30, 2018.

Six months ended June 30, 2019 Versus 2018. Used vehicle gross profit, including Gift, increased by $67.2 million to $110.5 million during the six months ended June 30, 2019, compared to $43.3 million during the six months ended June 30, 2018. Used vehicle gross profit ex-Gift, which excludes the impact of the 100k Milestone Gift on cost of sales, increased by $69.8 million to $113.1 million during the six months ended June 30, 2019, compared to $43.3 million during the six months ended June 30, 2018. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit, including Gift, and used vehicle gross profit per unit ex-Gift to $1,368 and $1,400, respectively, for the six months ended June 30, 2019 compared to $1,055 for the six months ended June 30, 2018. The per unit increase was primarily driven by acquiring more vehicles from customers, incremental shipping revenue, and a decrease in average days to sale to 62 days in the six months ended June 30, 2019 from 67 days in the six months ended June 30, 2018.

Wholesale Vehicle Gross Profit

Three months ended June 30, 2019 Versus 2018. Wholesale vehicle gross profit, including Gift and excluding Gift, increased by $5.3 million and $5.4 million to $7.0 million and $7.1 million, respectively, during the three months ended June 30, 2019, compared to $1.7 million during the three months ended June 30, 2018. This increase was driven primarily by an increase in wholesale units sold to 10,756 from 3,658 and an increase in wholesale vehicle gross profit per wholesale unit, including Gift, and wholesale vehicle gross profit per wholesale unit ex-Gift to $650 and $660, respectively, in the three months ended June 30, 2019 compared to $452 in the three months ended June 30, 2018. The per-unit increase was primarily due to the expansion of our program of acquiring vehicles from customers.

Six months ended June 30, 2019 Versus 2018. Wholesale vehicle gross profit, including Gift and excluding Gift, increased by $7.0 million and $7.1 million to $10.0 million and $10.2 million, respectively, during the six months ended June 30, 2019, compared to $3.0 million during the six months ended June 30, 2018. This increase was driven primarily by an increase in wholesale units sold to 17,457 from 6,000 and an increase in wholesale vehicle gross profit per wholesale unit, including Gift, and wholesale vehicle gross profit per wholesale unit ex-Gift to $574 and $582, respectively, from $501 in the six months ended June 30, 2018. The per-unit increase was primarily due to the expansion of our program of acquiring vehicles from customers.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Compensation and benefits (1)	$54,184	$29,251	$102,988	$54,238
100k Milestone Gift	1,415	—	3,603	—
Advertising	50,367	26,782	89,889	51,791
Market occupancy (2)	4,720	2,618	9,090	5,128
Logistics (3)	13,643	7,826	25,892	14,144
Other (4)	57,514	29,175	105,622	53,537
Total	$181,843	$95,652	$337,084	$178,838
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

Selling, general and administrative expenses increased by $86.2 million and $158.2 million to $181.8 million and $337.1 million and during the three and six months ended June 30, 2019, respectively, compared to $95.7 million and $178.8 million during the three and six months ended June 30, 2018, respectively. The increase was partially due to an increase in compensation and benefits by $24.9 million and $48.8 million during the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, which was primarily driven by expansion of our logistics and delivery network, as well as growth in our engineering, technology, and corporate teams.

In addition, during the three and six months ended June 30, 2019, the third and fourth tranches of the 100k Milestone Gift related to Mr. Garcia's contribution occurred resulting in $1.4 million and $3.6 million, respectively, of compensation expense within selling, general and administrative expense, which is presented separately above, compared to none in the three and six months ended June 30, 2018.

The increase in selling, general and administrative expenses was also due to an increase in advertising expense of $23.6 million and $38.1 million during the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018 primarily due to an increase in number of markets and the introduction of advertising related to buying cars from customers. Market occupancy, logistics and other expenses also increased during the three and six months ended June 30, 2019 compared to the prior period primarily due our continued growth. These expenses will increase in absolute terms as we grow in existing markets and expand to additional markets.

Interest Expense

Interest expense increased by $15.2 million and $27.3 million to $19.3 million and $35.0 million during the three and six months ended June 30, 2019, respectively, compared to $4.2 million and $7.7 million during the three and six months ended June 30, 2018, respectively. The increase is primarily due to incurring $10.0 million and $17.8 million of interest expense during the three and six months ended June 30, 2019, respectively, related to the outstanding balance of the Senior Notes we issued in September 2018 and May 2019. The remaining increase is due to increased interest expense incurred on our short-term revolving facilities, capital and finance leases and long-term debt entered into during the three and six months ended June 30, 2019.

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

A reconciliation the Gross Profit ex-Gift amounts to each corresponding gross profit amount, which are the most directly comparable GAAP measures and include expenses attributable to the 100k Milestone Gift, and calculations of each Gross Profit per Unit ex-Gift amount are as follows (dollars in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Used vehicle gross profit	$63,378	$26,641	$110,500	$43,287
100k Milestone Gift in used vehicle cost of sales	1,808	—	2,572	—
Used Vehicle Gross Profit ex-Gift	$65,186	$26,641	$113,072	$43,287

Used vehicle unit sales	44,000	22,570	80,766	41,034
Used Vehicle Gross Profit per Unit ex-Gift	$1,482	$1,180	$1,400	$1,055

Wholesale vehicle gross profit	$6,993	$1,652	$10,028	$3,007
100k Milestone Gift in wholesale vehicle cost of sales	103	—	125	—
Wholesale Vehicle Gross Profit ex-Gift	$7,096	$1,652	$10,153	$3,007

Wholesale vehicle unit sales	10,756	3,658	17,457	6,000
Wholesale Vehicle Gross Profit per Unit ex-Gift	$660	$452	$582	$501

Total gross profit	$137,793	$49,035	$226,325	$83,269
100k Milestone Gift in total cost of sales	1,911	—	2,697	—
Total Gross Profit ex-Gift	$139,704	$49,035	$229,022	$83,269

Used vehicle unit sales	44,000	22,570	80,766	41,034
Total Gross Profit per Unit ex-Gift	$3,175	$2,173	$2,836	$2,029

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(64,059)	$(51,250)	$(146,655)	$(103,922)
Depreciation and amortization expense	8,887	5,257	16,830	9,862
Interest expense	19,315	4,165	34,963	7,706
100k Milestone Gift	3,326	—	6,300	—
EBITDA ex-Gift	$(32,531)	$(41,828)	$(88,562)	$(86,354)

Total revenues	$986,221	$475,286	$1,741,455	$835,708
EBITDA Margin ex-Gift	(3.3)%	(8.8)%	(5.1)%	(10.3)%

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

A reconciliation of adjusted net loss to net loss attributable to Carvana Co., the most directly comparable GAAP measure, and the computation of adjusted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to Carvana Co.	$(26,610)	$(9,965)	$(55,159)	$(17,008)
Net loss attributable to non-controlling interests	(37,449)	(41,285)	(91,496)	(86,914)
Dividends on Class A convertible preferred stock	—	(1,375)	—	(2,720)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	—	(1,380)
100k Milestone Gift	3,326	—	6,300	—
Adjusted net loss attributable to Carvana Co. Class A common stock	$(60,733)	$(52,625)	$(140,355)	$(108,022)

Denominator:
Weighted-average shares of Class A common stock outstanding(1)	46,038	27,780	43,695	23,063
Adjustments:
Weighted-average assumed exchange of LLC Units for shares of Class A common stock	106,377	114,897	107,676	116,878
Adjusted shares of Class A common stock outstanding	152,415	142,677	151,371	139,941
Adjusted net loss per share	$(0.40)	$(0.37)	$(0.93)	$(0.77)
(1) Excludes approximately 0.8 million nonvested restricted stock awards and units and 1.2 million vested and nonvested stock options outstanding at June 30, 2019, because they were determined to be anti-dilutive. Excludes approximately 0.5 million nonvested restricted stock awards and units and 0.8 million vested and nonvested stock options outstanding at June 30, 2018, because they were determined to be anti-dilutive.

Liquidity and Capital Resources

General

Our principal sources of liquidity are cash generated from our operations and from financing activities. Cash generated from operating activities primarily includes cash derived from the sale of used retail vehicles, the sale of wholesale vehicles and proceeds from the sale of loans originated in connection with the sale of used vehicles. Cash generated from our financing activities primarily includes net proceeds from the issuance of equity instruments, net proceeds from our Floor Plan Facility (defined below), and net proceeds from issuance of long-term debt.

We have incurred losses each year from inception through June 30, 2019, and expect to incur additional losses in the future. Our ability to service our debt and fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. On November 2, 2018, we amended the Floor Plan Facility to increase the capacity to $650.0 million and extend the maturity date to October 31, 2020 to finance more vehicle inventory purchases. We have also funded some of our capital expenditures through long-term financing with lenders and other investors. We have historically entered into various agreements under which we sell the finance receivables we originate to financing partners, or as part of a securitization transaction. We believe that our existing sources of liquidity including future debt and equity financing will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion into new markets, construction of vending machines and inspection and reconditioning centers and the timing and extent of our spending to support our technology and software development efforts. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory, unless customers financed the purchase by originating an automotive finance receivable. For used vehicle sales involving financing originated by us and sold under either the MPSA or the Finance Receivable Facilities (as defined below), the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one business day following the sale of the related finance receivable. With respect to such used vehicle sales involving financing that are not sold under either the MPSA or the Finance Receivables Facilities, the lender agreed to extend repayment of the advance or the loan for such vehicles to the earlier of fifteen business days after the sale of the used vehicle or two business days following the sale or funding of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, we are permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts.

As of June 30, 2019, the interest rate on the Floor Plan Facility was approximately 5.80%, we had an outstanding balance under this facility of approximately $23.8 million, unused capacity of approximately $626.2 million, and held approximately $1.2 million in restricted cash related to this facility.

Finance Receivable Facilities

In April 2019, we entered in a Loan and Security Agreement with Ally Bank pursuant to which Ally Bank agreed to provide a $300.0 million revolving credit facility (the "DART I Credit Facility") to fund certain automotive finance receivables originated by us. We can draw upon the DART I Credit Facility until April 17, 2020, and it has an annual interest rate of one-month LIBOR plus a spread ranging from 1.00% to 1.80%.

In May 2019, we entered into the Amended and Restated Loan and Security Agreement (the "A&R Loan and Security Agreement") in connection with the $350.0 million SART 2017-1 Credit Facility, as defined below, to fund certain automotive finance receivables originated by us. We can draw upon the SART 2017-1 Credit Facility until November 1, 2019, and we have an annual interest rate of one-month LIBOR plus 1.95%.

The DART I Credit Facility and the SART 2017-1 Credit Facility (collectively, the "Finance Receivable Facilities") each require that at least 2% of the outstanding pledged finance receivables principal balances, plus any undistributed amounts collected on the pledged finance receivables amount, is held as restricted cash.

Interest payments on the Finance Receivable Facilities are payable monthly on each draw date. Principal repayments will occur on the fifteenth day of each calendar month in an amount equal to the undistributed receivables collected. The lender will receive repayment in accordance with its respective commitment. Prepayment of the entire aggregate outstanding principal and any accrued unpaid interest through the next draw date is permitted twice per calendar quarter.

As of June 30, 2019, the DART I Credit Facility had an interest rate ranging between approximately 3.40% and 4.20%, and the SART 2017-1 Credit Facility had an interest rate of approximately 4.35%. We had an outstanding balance under the Finance Receivable Facilities of approximately $15.9 million, unused capacity of $634.1 million, and held approximately $1.0 million in restricted cash related to these facilities.

We had the following liquidity resources available as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$40,200	$78,861
Availability under short-term revolving facilities (1)	638,006	253,601
Availability under sale-leaseback agreements (2)(3)	75,248	77,359
Committed liquidity resources available	$753,454	$409,821
(1) Based on pledging all eligible vehicles and finance receivables under the Floor Plan Facility and Finance Receivables Facilities.
(2) Under the Master Sale-Leaseback Agreement with VMRE, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. We are also party to other sale-leaseback arrangements.
(3) We had $129.2 million and $132.4 million of total unpledged gross real estate assets as of June 30, 2019 and December 31, 2018, respectively.

In addition, we had $29.4 million and $0.0 million of total unpledged beneficial interests in securitizations as of June 30, 2019 and December 31, 2018, respectively.

Senior Unsecured Notes

On September 21, 2018, we issued an aggregate of $350.0 million in senior unsecured notes due 2023 (the "Existing Notes") under an indenture entered into by and among us, each of the guarantors party thereto and U.S. Bank National Association, as trustee (the “Indenture”). On May 24, 2019, we issued $250.0 million in aggregate principal amount of additional notes (the "New Notes") under the Indenture, at a 100.5% premium. The Existing Notes and New Notes (together the "Senior Notes") are treated as a single class for all purposes and have the same terms. The Senior Notes accrue interest at a rate of 8.875% per annum, which is payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2019. The Senior Notes mature on October 1, 2023, unless earlier repurchased or redeemed, and are guaranteed by our existing domestic restricted subsidiaries (other than our subsidiaries formed solely for the purpose of facilitating our sales of finance receivables, if any). We may redeem some or all of the Senior Notes on or after October 1, 2020 at redemption prices set forth in the Indenture, plus any accrued and unpaid interest to the redemption date. Prior to October 1, 2020, we may redeem up to 35.0% of the aggregate principal amount of the Senior Notes at a redemption price equal to 108.875%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, we may, at our option, redeem some or all of the Senior Notes prior to October 1, 2020, by paying a make-whole premium plus any accrued and unpaid interest, to, but not including, the redemption date. If we experience certain change of control events, we must make an offer to purchase all of the Senior Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Indenture governing the Senior Notes contains restrictive covenants that limit our ability to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on our ability to make intercompany payments, pay dividends and make other distributions in respect of our capital stock, redeem or repurchase our capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of June 30, 2019 we were in compliance with all covenants. See Item 1A - Risk Factors.

The outstanding principal of the Senior Notes, net of debt issuance costs and including the premium, was approximately $589.9 million as of June 30, 2019, of which $15.0 million was held by Verde Investments, Inc, an affiliate of DriveTime ("Verde").

Notes Payable

We have entered into promissory note and disbursement agreements to finance certain equipment for our transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two to five-year term and requires monthly payments. As of June 30,

2019, the outstanding principal of these notes had a weighted-average interest rate of 6.1% and totaled approximately $30.7 million, of which approximately $8.2 million is due within the next twelve months.

Other Real Estate Financing Transactions

We finance certain purchases and construction of our property and equipment through various sale and leaseback transactions. As of June 30, 2019, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and base rent increases throughout the term. As of June 30, 2019, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, is approximately $90.9 million.

In November 2017, we entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which we may sell and lease back certain of our owned or leased properties and construction improvements. Under the MSLA, at any time we may elect to, and beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to, demand that we repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. Under the MSLA, the total sales price of properties we have sold and are leasing back at any point in time is limited to $75.0 million. As of June 30, 2019, we may sell and lease back $75.0 million of our property and equipment under the MSLA.

Beginning in August 2018, we have finance lease obligations to finance certain equipment for our transportation fleet. The leases have a weighted average fixed annual interest rate of 5.6%, a five-year term and require monthly payments. As of June 30, 2019, the outstanding amount of the leases is approximately $37.2 million, of which $8.0 million is due within the next twelve months.

Financing of Beneficial Interests in Securitizations

In June 2019, we financed certain retained beneficial interests in securitizations through a secured borrowing facility whereby we sold such interests and agreed to repurchase them at the expiration of the facility for their fair value at that time. We have retained certain Beneficial Interests in Securitizations pursuant to our obligations as a sponsor under Risk Retention Rules.

As of June 30, 2019, we have pledged $15.2 million of our beneficial interests in securitizations as collateral under the repurchase agreement with an expected repurchase in February 2026. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transaction. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

As of June 30, 2019, we have recorded approximately $10.7 million in long-term debt, net of a current portion of approximately $4.5 million.

Finance Receivables

Our customers can obtain vehicle financing directly on our website. Historically, we have entered into various arrangements to sell the finance receivables we originate. In December 2016, we entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") and a master transfer agreement (the "2016 Master Transfer Agreement") pursuant to which we sell finance receivables meeting certain underwriting criteria to certain financing partners, including Ally Bank and Ally Financial (the "Ally Parties"). Through November 2017 under the MPSA and the 2016 Master Transfer Agreement, we could sell up to an aggregate of $375.0 million, and $292.2 million, respectively, in principal balances of finance receivables subject to adjustment as described in the respective agreements.

On November 3, 2017, we amended our MPSA to increase the aggregate amount of principal balances of finance receivables we can sell from $375.0 million to $1.5 billion. On November 2, 2018, we amended the MPSA to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum of $1.25 billion of principal balances of finance receivables after the amendment date. Subsequently, on April 19, 2019, we amended the MPSA to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum of $1.0 billion of principal balances of finance receivables after the amendment date.

During the six months ended June 30, 2019 and 2018, we sold approximately $257.0 million and $308.8 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $820.2 million of unused capacity as of June 30, 2019.

On November 3, 2017, we terminated the remaining capacity under the 2016 Master Transfer Agreement and replaced this facility by entering into a new master transfer agreement (the "2017 Master Transfer Agreement") with a purchaser trust under which the trust committed to purchase up to an aggregate of approximately $357.1 million in principal balances of finance receivables. On November 2, 2018, we amended the 2017 Master Transfer Agreement to, among other things and subject to the terms of the agreement, increase and extend the trust's commitment to purchase finance receivables from us. The trust's available financing permits up to $454.5 million in principal balances of finance receivables to be purchased after the amendment date, and the trust's purchase commitment contemplates it securing up to three times the currently available financing in the aggregate.

On May 7, 2019, we purchased the certificate of the trust for $34.0 million, net of cash acquired. At the time of acquisition the trust assets included $139.7 million of finance receivables that we had previously sold to the trust under the 2017 Master Transfer Agreement, and its liabilities included $105.7 million in associated debt and other liabilities. In connection with the certificate purchase, we and Ally Bank entered into an Amended and Restated Loan and Security Agreement (the "A&R Loan and Security Agreement") pursuant to which Ally Bank agreed to provide a $350.0 million revolving credit facility (the "SART 2017-1 Credit Facility") to fund certain automotive finance receivables originated by us.

During the six months ended June 30, 2019, prior to the acquisition of the certificate in the trust, we sold approximately $139.3 million in principal balances of finance receivables under the 2017 Master Transfer Agreement. During the six months ended June 30, 2018, we sold approximately $184.4 million in principal balances of finance receivables under the 2017 Master Transfer Agreement.

During the six months ended June 30, 2019, prior to the certificate purchase, we also purchased finance receivables that we previously sold to the purchaser trust under the 2017 Master Transfer Agreement for a total price of approximately $127.7 million and immediately resold such finance receivables into a securitization transaction. This transaction was entered into in connection with the securitization transaction and was entered into independently from the terms of the 2017 Master Transfer Agreement.

The total gain related to finance receivables sold to financing partners under the MPSA, the 2017 Master Transfer Agreement and to investors in securitization transactions was approximately $40.4 million and $12.4 million during the three months ended June 30, 2019 and 2018, respectively, and $59.6 million and $22.3 million during the six months ended June 30, 2019 and 2018, respectively.

Liquidity Upon Debt and Equity Offerings

On April 30, 2018, we completed a follow-on public offering of 6.6 million shares of our Class A common stock and received proceeds from the offering of approximately $172.3 million, net of underwriting discounts and commissions and offering expenses. We used the net proceeds to purchase Class A Units of Carvana Group, and Carvana Group used the net proceeds for working capital and general corporate purposes. On May 24, 2019, we completed a public equity offering of 4.2 million shares of Class A common stock and received net proceeds from the offering of approximately $258.8 million, net of underwriting discounts and commissions and offering expenses. As part of the offering, we granted the underwriters a 30-day option to purchase all or part of approximately 0.6 million additional shares of Class A common stock. On June 20, 2019, the underwriters exercised their option in full for an additional $38.9 million in proceeds after offering expenses. We used the net proceeds for general corporate purposes including paying down the Floor Plan Facility.

In September 2018, we issued our Senior Notes and received approximately $342.5 million in proceeds, net of debt issuance costs. In May 2019, we issued additional Senior Notes and received approximately $246.2 million, net of debt issuance costs. We used the net proceeds to purchase Class A Non-Convertible Preferred Units of Carvana Group, and Carvana Group has been using the net proceeds for working capital and general corporate purposes.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(294,834)	$(179,485)
Net cash used in investing activities	(87,029)	(80,095)
Net cash provided by financing activities	335,550	290,005
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,313)	30,425
Cash, cash equivalents and restricted cash at beginning of period	88,709	187,123
Cash, cash equivalents and restricted cash at end of period	$42,396	$217,548

Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities was $294.8 million, an increase of $115.3 million compared to net cash used in operating activities of $179.5 million for the six months ended June 30, 2018. Significant changes impacting net cash used in operating activities comparing the six months ended June 30, 2019 and 2018 are as follows:

•Our net loss was $146.7 million during the six months ended June 30, 2019, an increase of $42.7 million from a net loss of $103.9 million during the six months ended June 30, 2018 primarily due to an increase in selling, general and administrative expenses associated with expansion to additional markets and expanding our corporate infrastructure.

•Net increase in vehicle inventory was $192.0 million during the six months ended June 30, 2019 compared to a net increase in vehicle inventory of $74.8 million during the six months ended June 30, 2018, resulting in a $117.2 million increase in use of cash related to our efforts to increase and optimize our inventory levels.

These increases in uses of cash are partially offset by net cash inflows from originations, payments and proceeds of finance receivables of $43.4 million during the six months ended June 30, 2019, compared to net cash outflows of $12.1 million during the six months ended June 30, 2018, due to the timing of originations and subsequent sales of finance receivables.

Investing Activities

Cash used in investing activities was $87.0 million and $80.1 million during the six months ended June 30, 2019 and 2018, respectively, an increase of $6.9 million. The increase relates to the increase in purchases of property and equipment of $14.7 million, reflecting the expansion of our business operations into new markets and construction of new vending machines and inspection and reconditioning centers.

Financing Activities

Cash provided by financing activities was $335.6 million and $290.0 million during the six months ended June 30, 2019 and 2018, respectively, an increase of $45.5 million. The net increase primarily relates to the following financing activities:

•Net proceeds from the issuance of Class A common stock in May and June 2019 of $297.6 million, compared to net proceeds from the follow-on offering in April 2018 of $172.3 million, resulting in increased net proceeds by $125.3 million.

•Net proceeds from the issuance of the Senior Notes in May 2019 of $246.2 million.

•Proceeds from other long-term debt, net of payments, increased by $34.7 million year over year, primarily due to entering into more sale leaseback transactions for property and equipment and entering into financing of beneficial interests in securitizations during the six months ended June 30, 2019.

These increases in sources of cash are offset by a net increase to uses of cash of $360.9 million related to the short-term revolving facilities during the six months ended June 30, 2019 as compared to June 30, 2018 as a result of increased payments on and proceeds from the facilities by $1.4 billion and $1.1 billion, respectively.

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

Except as discussed above, we did not have any off-balance sheet arrangements as of June 30, 2019.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, except as disclosed under the heading "Risk Factors" in our Quarterly Report on Form 10-Q filed on May 8, 2019,

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the six months ended June 30, 2019, except as otherwise previously reported.

During the six months ended June 30, 2019, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged approximately 4.5 million LLC Units and approximately 3.0 million shares of Class B common stock for approximately 3.6 million newly-issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Contribution Agreement

In connection with an ongoing commitment from the Company's Chief Executive Officer, Ernest Garcia III, related to the previously announced 100k Milestone Gift program, the Company and Mr. Garcia entered into a contribution agreement on August 6, 2019, under which Mr. Garcia will contribute to us 59,400 shares of our Class A common stock that he individually owns, at no charge. The contribution will take place on August 9, 2019 and is intended to fund restricted stock unit awards to certain employees of Carvana, LLC upon their satisfying applicable employment tenure requirements. Although we do not expect Mr. Garcia to incur any tax obligations related to the contribution, we have indemnified Mr. Garcia from any such obligations that may arise. The Contribution Agreement is filed herewith as Exhibit 10.1.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Supplemental Indenture, dated as of May 24, 2019 (incorporated by reference to Exhibit 4.1 to Carvana's Current Report on Form 8-K filed with the SEC on May 24, 2019).
10.1	Contribution Agreement, filed herewith.
10.2	Transfer Agreement, dated June 27, 2019 (incorporated by reference to Exhibit 99.1 to Carvana's Current Report on Form 8-K filed with the SEC on July 3, 2019).
10.3	Loan and Security Agreement, dated April 19, 2019 (incorporated by reference to Exhibit 99.1 to Carvana's Current Report on Form 8-K filed with the SEC on April 25, 2019).
10.4 *W	Amended and Restated Loan and Security Agreement, dated May 7, 2019 (incorporated by reference to Exhibit 10.2 to Carvana's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019).
10.5 A *	Fifth Amendment to the Amended and Restated Master Purchase and Sale Agreement (incorporated by reference to Exhibit 99.2 to Carvana's Current Report on Form 8-K filed with the SEC on April 25, 2019).
10.5 B *	Sixth Amendment to the Amended and Restated Master Purchase and Sale Agreement (incorporated by reference to Exhibit 99.3 to Carvana's Current Report on Form 8-K filed with the SEC on April 25, 2019).
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
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

Date:	August 7, 2019	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)