Form 10-Q
period 2019-09-30
CARVANA CO.
filed 2019-11-06
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 1, 2019, the registrant had 50,306,978 shares of Class A common stock outstanding and 101,250,155 shares of Class B common stock outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.001 Per Share	CVNA	New York Stock Exchange

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$94,943	$78,861
Restricted cash	13,531	9,848
Accounts receivable, net	59,043	33,120
Finance receivables held for sale, net	180,856	105,200
Vehicle inventory	629,798	412,243
Beneficial interests in securitizations	75,832	—
Other current assets	43,955	23,582
Total current assets	1,097,958	662,854
Property and equipment, net	457,157	296,839
Operating lease right-of-use assets, including $41,224 and $0, respectively, from leases with related parties	95,388	—
Intangible assets, net	7,680	8,869
Goodwill	9,353	9,353
Other assets, including $4,301 and $1,895, respectively, due from related parties	16,785	13,098
Total assets	$1,684,321	$991,013
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $6,759 and $3,891, respectively, due to related parties	$191,598	$121,415
Short-term revolving facilities	262,191	196,963
Current portion of long-term debt	40,246	11,133
Other current liabilities, including $4,358 and $0, respectively, from leases with related parties	13,418	—
Total current liabilities	507,453	329,511
Long-term debt, excluding current portion, including $15,000 held by a related party	776,580	425,349
Operating lease liabilities, excluding current portion, including $38,893 and $0, respectively, from leases with related parties	87,266	—
Other liabilities	1,844	8,725
Total liabilities	1,373,143	763,585
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 50,296 and 41,208 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	50	41
Class B common stock, $0.001 par value - 125,000 shares authorized; 101,250 and 104,336 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	101	104
Additional paid-in capital	274,210	147,916
Accumulated deficit	(168,829)	(74,653)
Total stockholders' equity attributable to Carvana Co.	105,532	73,408
Non-controlling interests	205,646	154,020
Total stockholders' equity	311,178	227,428
Total liabilities & stockholders' equity	$1,684,321	$991,013
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales and operating revenues:
Used vehicle sales, net	$931,016	$486,269	$2,470,630	$1,258,247
Wholesale vehicle sales	92,430	21,440	188,474	48,195
Other sales and revenues, including $15,824, $6,696, $40,386 and $16,351, respectively, from related parties	71,408	27,212	177,205	64,187
Net sales and operating revenues	1,094,854	534,921	2,836,309	1,370,629
Cost of sales, including $997, $1,286, $3,487 and $3,543 respectively, to related parties	957,311	477,615	2,472,441	1,230,054
Gross profit	137,543	57,306	363,868	140,575
Selling, general and administrative expenses, including $4,264, $2,085, $9,884 and $6,019 respectively, to related parties	207,970	115,768	545,054	294,606
Interest expense, including $332, $0, $998 and $0, respectively, to related parties	20,990	5,649	55,953	13,355
Other expense, net	827	308	1,760	955
Net loss before income taxes	(92,244)	(64,419)	(238,899)	(168,341)
Income tax provision	—	—	—	—
Net loss	(92,244)	(64,419)	(238,899)	(168,341)
Net loss attributable to non-controlling interests	(53,227)	(48,377)	(144,723)	(135,291)
Net loss attributable to Carvana Co.	(39,017)	(16,042)	(94,176)	(33,050)
Dividends on Class A convertible preferred stock	—	(1,230)	—	(3,950)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	—	(1,380)
Net loss attributable to Class A common stockholders	$(39,017)	$(17,272)	$(94,176)	$(38,380)
Net loss per share of Class A common stock, basic and diluted	$(0.78)	$(0.50)	$(2.06)	$(1.43)
Weighted-average shares of Class A common stock, basic and diluted(1)	49,787	34,655	45,726	26,927
(1) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2017	100	$97,127	18,096	$18	114,664	$115	$41,375	$(12,899)	$153,808	$279,544
Net loss	—	—	—	—	—	—	—	(7,043)	(45,629)	(52,672)
Accretion of beneficial conversion feature on Class A Convertible Preferred Stock	—	1,380	—	—	—	—	(1,380)	—	—	—
Dividends on Class A Convertible Preferred Stock	—	—	—	—	—	—	(1,345)	—	—	(1,345)
Exchanges of LLC Units	—	—	1,436	2	(1,341)	(2)	1,540	—	(1,540)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	7,484	—	—	7,484
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(7,484)	—	—	(7,484)
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(20)	—	—	—	(160)	—	—	(160)
Options exercised	—	—	4	—	—	—	63	—	—	63
Equity-based compensation	—	—	—	—	—	—	1,510	—	—	1,510
Balance, March 31, 2018	100	$98,507	19,516	$20	113,323	$113	$41,603	$(19,942)	$106,639	$226,940
Net loss	—	—	—	—	—	—	—	(9,965)	(41,285)	(51,250)
Issuance of Class A common stock sold in follow-on offering, net of underwriters' discounts and commissions and offering expenses	—	—	6,600	7	—	—	172,280	—	—	172,287
Adjustments to the non-controlling interests related to follow-on offering	—	—	—	—	—	—	(132,375)	—	132,375	—
Issuance of LLC Units related to business acquisitions	—	—	—	—	—	—	—	—	9,981	9,981
Adjustments to the non-controlling interests related to business acquisitions	—	—	—	—	—	—	1,297	—	(1,297)	—
Dividends on Class A Convertible Preferred Stock	—	—	—	—	—	—	(1,375)	—	—	(1,375)

Exchanges of LLC Units	—	—	8,133	7	(7,506)	(7)	11,052	—	(11,052)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	63,748	—	—	63,748
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(63,748)	—	—	(63,748)
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(16)	—	—	—	(163)	—	—	(163)
Options exercised	—	—	9	—	—	—	106	—	—	106
Equity-based compensation	—	—	—	—	—	—	2,583	—	—	2,583
Balance, June 30, 2018	100	$98,507	34,242	$34	105,817	$106	$95,008	$(29,907)	$195,361	$359,109
Net loss	—	—	—	—	—	—	—	(16,042)	(48,377)	(64,419)
Conversions of Class A Convertible Preferred Stock	(75)	(73,880)	3,808	4	—	—	73,876	—	—	—
Adjustments to non-controlling interests related to conversion of Class A Convertible Preferred Stock	—	—	—	—	—	—	(51,289)	—	51,289	—
Dividends on Class A Convertible Preferred Stock	—	—	—	—	—	—	(1,230)	—	—	(1,230)
Exchanges of LLC Units	—	—	214	—	(4)	—	611	—	(611)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	2,729	—	—	2,729
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(2,729)	—	—	(2,729)
Contribution of Class A common stock from related party	—	—	(165)	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	—	—	162	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(28)	—	—	—	(1,053)	—	—	(1,053)
Options exercised	—	—	36	—	—	—	473	—	—	473
Equity-based compensation	—	—	—	—	—	—	13,888	—	—	13,888
Balance, September 30, 2018	25	$24,627	38,269	$38	105,813	$106	$130,284	$(45,949)	$197,662	$306,768

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In thousands)

	Class A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2018	—	$—	41,208	$41	104,336	$104	$147,916	$(74,653)	$154,020	$227,428
Net loss	—	—	—	—	—	—	—	(28,549)	(54,047)	(82,596)
Exchanges of LLC Units	—	—	2,020	2	(1,984)	(2)	1,899	—	(1,899)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	25,582	—	—	25,582
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(25,582)	—	—	(25,582)
Contribution of Class A common stock from related party	—	—	(72)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	—	—	74	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(14)	—	—	—	(433)	—	—	(433)
Options exercised	—	—	27	—	—	—	426	—	—	426
Equity-based compensation	—	—	—	—	—	—	8,022	—	—	8,022
Balance, March 31, 2019	—	$—	43,243	$43	102,352	$102	$157,830	$(103,202)	$98,074	$152,847
Net loss	—	—	—	—	—	—	—	(26,610)	(37,449)	(64,059)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	—	—	4,830	5	—	—	297,606	—	—	297,611
Adjustment to non-controlling interests related to equity offering	—	—	—	—	—	—	(201,015)	—	201,015	—
Exchanges of LLC Units	—	—	1,612	2	(971)	(1)	1,571	—	(1,571)	1
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	33,573	—	—	33,573
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(33,573)	—	—	(33,573)
Contribution of Class A common stock from related party	—	—	(43)	—	—	—	—	—	—	—

Issuance of Class A common stock to settle vested restricted stock units	—	—	78	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(13)	—	—	—	(1,557)	—	—	(1,557)
Options exercised	—	—	25	—	—	—	372			372
Equity-based compensation	—	—	—	—	—	—	8,602	—	—	8,602
Balance, June 30, 2019	—	$—	49,732	$50	101,381	$101	$263,409	$(129,812)	$260,069	$393,817
Net loss	—	—	—	—	—	—	—	(39,017)	(53,227)	(92,244)
Exchanges of LLC Units	—	—	511	—	(131)	—	1,196	—	(1,196)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	8,891	—	—	8,891
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(8,891)	—	—	(8,891)
Contribution of Class A common stock from related party	—	—	(59)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	—	—	83	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(11)	—	—	—	(1,562)	—	—	(1,562)
Options exercised	—	—	40	—	—	—	694	—	—	694
Equity-based compensation	—	—	—	—	—	—	10,473	—	—	10,473
Balance, September 30, 2019	—	$—	50,296	$50	101,250	$101	$274,210	$(168,829)	$205,646	$311,178
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(238,899)	$(168,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	27,505	16,301
Equity-based compensation expense	25,366	17,981
Loss on disposal of property and equipment	1,046	542
Provision for bad debt and valuation allowance	7,030	1,375
Amortization and write-off of debt issuance costs and bond premium	3,569	1,055
Gain on loan sales	(99,408)	(35,655)
Originations of finance receivables	(1,877,336)	(872,382)
Proceeds from sale of finance receivables, net	2,027,689	1,114,304
Purchase of finance receivables	(161,781)	(253,041)
Principal payments received on finance receivables held for sale	54,623	—
Unrealized loss on beneficial interest in securitization	219	—
Changes in assets and liabilities:
Accounts receivable	(27,907)	(9,434)
Vehicle inventory	(213,762)	(110,312)
Other current assets	(23,161)	(11,879)
Other assets	(2,594)	(420)
Operating lease right-of-use assets	(18,896)	—
Operating lease liabilities	16,952	—
Accounts payable and accrued liabilities	65,452	46,537
Other liabilities	(382)	(506)
Net cash used in operating activities	(434,675)	(263,875)
Cash Flows from Investing Activities:
Purchases of property and equipment, including $6,282 and $0, respectively, from related parties	(151,380)	(107,228)
Principal payments received on beneficial interests in securitizations	2,577	—
Business acquisitions, net of cash acquired	—	(6,670)
Net cash used in investing activities	(148,803)	(113,898)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	3,093,039	1,297,419
Payments on short-term revolving facilities	(3,133,186)	(1,196,819)
Proceeds from issuance of long-term debt	367,349	396,179
Payments on long-term debt	(11,087)	(8,817)
Payments of debt issuance costs	(8,423)	(6,309)
Net proceeds from issuance of Class A common stock	297,611	172,287
Proceeds from exercise of stock options	1,492	642
Tax withholdings related to restricted stock awards	(3,552)	(1,376)
Dividends paid on Class A Convertible Preferred Stock	—	(4,279)
Payments of costs related to issuance of Class A Convertible Preferred Stock	—	(12)
Net cash provided by financing activities	603,243	648,915
Net increase in cash, cash equivalents and restricted cash	19,765	271,142
Cash, cash equivalents and restricted cash at beginning of period	88,709	187,123
Cash, cash equivalents and restricted cash at end of period	$108,474	$458,265

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

In accordance with Carvana Group LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group, LLC and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, LLC, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group, LLC being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of September 30, 2019, Carvana Co. owned approximately 32.2% of Carvana Group and the LLC Unitholders owned the remaining 67.8%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2019, results of operations and changes in stockholder's equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

Liquidity

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
losses from inception through September 30, 2019, and expects to incur additional losses in the future. As the Company continues to grow into new markets, build vending machines and inspection and reconditioning centers ("IRCs") and enhance technology and software development efforts, it needs access to substantial capital. From inception, the Company has primarily funded operations through the issuance of equity instruments and the issuance of senior unsecured notes. The Company has historically funded vehicle inventory purchases through its Floor Plan Facility, and as of September 30, 2019 had approximately $407.0 million available under its $650.0 million Floor Plan Facility that matures in October 2020 to fund future vehicle inventory purchases, as described in further detail in Note 9 — Debt Instruments. As of September 30, 2019, the Company also has approximately $630.8 million available to fund finance receivables under its Finance Receivable Facilities, as further discussed in Note 9 — Debt Instruments. The Company has also funded a portion of its capital expenditures through long-term financing with lenders and other investors as described in further detail in Note 9 — Debt Instruments and Note 15 — Leases. The Company has entered into securitization transactions and various agreements under which it sells the finance receivables it originates to financing partners, subject to each party's rights under the respective agreements, as further discussed in Note 7 — Finance Receivable Sale Agreements and Note 8 — Securitizations and Variable Interest Entities. Management believes that current working capital and expected continued inventory, capital expenditure, and receivables financing are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Comprehensive Loss

During the three and nine months ended September 30, 2019 and 2018, the Company had no other components of comprehensive loss and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Restricted Cash

As of September 30, 2019 and December 31, 2018, restricted cash includes the deposits required under the Company's Floor Plan Facility and the deposits required and undistributed amounts collected on the pledged finance receivables within the Company's Finance Receivable Facilities. Refer to Note 9 — Debt Instruments for further detail.

Leases

As discussed below, the Company adopted ASC 842 on January 1, 2019. Under ASC 842, the Company determines if an arrangement is a lease at inception by evaluating if the asset is explicitly or implicitly identified or distinct, if the Company will receive substantially all of the economic benefit or if the lessor has an economic benefit and the ability to substitute the asset. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company assesses whether the lease is an operating or finance lease at its inception. Operating lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. To calculate the present value, the Company uses the implicit rate in the lease when readily determinable. However, most of the Company's leases do not provide an implicit rate and it uses its incremental borrowing rate. The incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, it uses uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate. The operating lease ROU asset is the initial lease liability adjusted for any prepayments, initial indirect costs incurred by the Company, and lease incentives. The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities in its accompanying unaudited condensed consolidated balance sheets. The Company's finance leases are included in property and equipment and long-term debt in its accompanying unaudited condensed consolidated balance sheets.

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

The Company sponsors asset-backed securitization transactions. These transactions often result in the creation of securitization trusts, which are VIEs. To comply with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules") the Company retains at least a 5% interest in the credit risk of the underlying finance receivables, which it accomplishes by retaining at least a 5% interest in each security issued by the securitization trusts. Typically, this includes notes and certificates, which are presented as beneficial interests in securitizations in the accompanying unaudited condensed consolidated balance sheets.

Derivative Instruments and Hedging Activities

The Company enters into short-term derivative instruments to manage risks arising from its business operations and economic conditions, primarily cash flow variability that may arise from interest rate changes between the time the Company originates finance receivables and the time it sells them through securitizations. The Company does not designate these derivative instruments as hedges under ASC 815, Derivatives and Hedging for hedge accounting treatment and as a result they are accounted for as economic hedges. Gains and losses related to the derivative instruments are included within other sales and revenues to follow the presentation of the hedged item within the Company's statements of operations and any derivative instruments outstanding as of the end of the period are reported at fair value on the Company's balance sheets.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Company has elected the fair value option for its beneficial interests in securitization trusts, which primarily include notes and certificates of the securitization trust. Electing the fair value option allows the Company to recognize changes in the fair value of these assets in the period the fair value changes. The changes in fair value are recorded within other expense, net and amounts attributable to interest income are reported in interest expense, net on the accompanying unaudited condensed consolidated statements of operations.

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

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Buildings and improvements	$209,092	$123,705
Transportation fleet	98,532	65,760
Land and site improvements	89,985	45,702
Software	56,860	36,452
Furniture, fixtures and equipment	32,102	20,675
Total property and equipment excluding construction in progress	486,571	292,294
Less: accumulated depreciation and amortization on property and equipment	(73,820)	(44,050)
Property and equipment excluding construction in progress, net	412,751	248,244
Construction in progress	44,406	48,595
Property and equipment, net	$457,157	$296,839

Depreciation and amortization expense on property and equipment was approximately $10.3 million and $6.1 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $26.3 million and $15.6 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts primarily relate to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

The purchase price was allocated to net tangible assets of approximately $0.2 million and intangible assets of approximately $9.9 million based on their fair values on the acquisition date and a related deferred tax liability of approximately $2.5 million. The deferred tax liability will amortize over 2 years to 7 years, and approximately $0.0 million and $0.4 million was amortized during the three and nine months ended September 30, 2019, respectively, and $0.0 million was amortized during the three and nine months ended September 30, 2018. The excess of the purchase price over the amounts allocated to assets acquired, liabilities assumed and the deferred tax liability was approximately $9.4 million, which has been recorded as goodwill. The historical results of operations for Car360 were not significant to the Company's consolidated results of operations for the periods presented.

The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of September 30, 2019 and December 31, 2018 (in thousands):

	Useful Life	September 30, 2019	December 31, 2018
Intangible assets:
Developed technology	7 years	$8,642	$8,642
Customer relationships	2 years	523	523
Non-compete agreements	5 years	774	774
Intangible assets, acquired cost		9,939	9,939
Less: accumulated amortization		(2,259)	(1,070)
Intangible assets, net		$7,680	$8,869

Goodwill	N/A	$9,353	$9,353

Amortization expense was approximately $0.4 million and $1.2 million during the three and nine months ended September 30, 2019, respectively, and approximately $0.4 million and $0.7 million during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 5.2 years. The anticipated annual amortization expense to be recognized in future years as of September 30, 2019 is as follows (in thousands):

Expected Future Amortization
Remainder of 2019	$448
2020	1,590
2021	1,389
2022	1,389
2023	1,279
Thereafter	1,585
Total	$7,680

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable, including $6,759 and $3,891, respectively, due to related parties	$45,266	$33,032
Sales taxes and vehicle licenses and fees	38,364	27,651
Accrued interest expense	27,482	9,206
Reserve for returns and cancellations	19,695	11,284
Accrued property and equipment	12,145	7,414
Accrued compensation and benefits	10,771	13,477
Accrued advertising costs	10,556	4,398
Customer deposits	6,532	2,890
Other accrued liabilities	20,787	12,063
Total accounts payable and accrued liabilities	$191,598	$121,415

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group ("DriveTime") entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location, with cancellable terms, provided 60 days' prior written notice is given, expiring between 2021 and 2024. Most of the retail facilities allow the Company to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Hub Lease Agreement described below.

In March 2017, the Company and DriveTime entered into a lease agreement that governs the Company's access to and utilization of office and parking space at various DriveTime facilities (the "DriveTime Hub Lease Agreement"). The DriveTime Hub Lease Agreement was most recently amended in December 2018. Lease expiration varies by location with most having cancellable terms, provided 60 days' prior written notice is given, expiring in 2021 and the Company having the right to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Lease Agreement described above.

The DriveTime Lease Agreement and the DriveTime Hub Lease Agreement both have non-cancellable lease terms of less than twelve months with rights to terminate at the Company's election with 60 days prior written notice and extension options as described above. It is not reasonably certain that the Company will exercise its options to extend the leases or abstain from exercising its termination rights at the hub locations within these lease agreements to create a lease term greater than one year and therefore the Company accounts for them as short-term leases. The Company expects to extend the lease terms of the locations where it reconditions vehicles beyond twelve months, therefore those locations are not considered short-term leases. Under these lease agreements the Company makes variable monthly lease payments based on its pro rata utilization of space at each facility plus a pro rata share of each facility’s actual insurance costs and real estate taxes. The Company pays actual insurance costs and real estate taxes directly at locations where it occupies all of the space, including the Blue Mound and Delanco IRCs. The Company is additionally responsible for paying for any tenant improvements it requires to conduct its operations and its share of estimated costs incurred by DriveTime related to preparing these sites for use. As it relates to locations where the Company reconditions vehicles, the Company’s share of facility and shared reconditioning supplies expenses are related to the actual costs for operating the IRCs and the Company’s pro rata share of total reconditioned vehicles and parking spaces at such IRCs in a given month. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In December 2016, the Company entered into a lease agreement related to a vehicle IRC in Tolleson, Arizona, with Verde Investments, Inc., an affiliate of DriveTime ("Verde"), with an initial term of approximately 15 years. In August 2018, the Company entered into an additional lease agreement with a coterminous initial term with Verde for contiguous space to that IRC. The lease agreements require monthly rental payments and can each be extended for four additional five-year periods.

In February 2017, the Company entered into a lease agreement with DriveTime for sole occupancy of a fully operational IRC in Winder, Georgia, where the Company previously maintained partial occupancy. The lease has an initial term of eight years, subject to the Company's ability to exercise three renewal options of five years each.

In November 2018, the Company entered into a lease agreement with DriveTime for access to and utilization of a fully operational IRC near Cleveland, Ohio. DriveTime vacated the facility in February 2019, at which point the Company became the sole occupant and purchased certain leasehold improvements and equipment at the facility from DriveTime for DriveTime's net book value of approximately $4.3 million and began leasing the full facility from DriveTime. The lease has an initial term of three years, subject to the Company's ability to exercise three renewal options of five years each. Before DriveTime vacated the facility, the Company paid a monthly rental fee for facility and shared reconditioning costs, calculated based on the Company’s pro rata utilization of space at the IRC in a given month, along with a pro rata share of the facility’s actual insurance costs and real estate taxes. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended September 30, 2019, total costs related to these operating lease agreements, including those noted above, were approximately $2.0 million with approximately $0.8 million and $1.2 million allocated to inventory and selling, general and administrative expenses, respectively. During the nine months ended September 30, 2019, total costs related to these lease agreements were approximately $6.0 million with approximately $2.5 million and $3.5 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended September 30, 2018, total costs related to these lease agreements were approximately $2.2 million with approximately $1.2 million and $1.0 million allocated to inventory and selling, general and administrative expenses, respectively. During the nine months ended September 30, 2018, total costs related to these lease agreements were approximately $6.7 million with approximately $3.3 million and $3.4 million allocated to inventory and selling, general and administrative expenses, respectively.

Lease Assumption from DriveTime

In February 2019, the Company entered into an agreement to assume a lease of an IRC near Nashville, Tennessee that DriveTime leased from an unrelated landlord. As part of the agreement, the Company purchased from DriveTime certain leasehold improvements and equipment at the facility for DriveTime's net book value of approximately $2.0 million when the Company became the sole occupant in April 2019. The lease expires in four years, subject to the ability to exercise three renewal options of five years each. DriveTime remained an occupant of the facility through April 1, 2019 but is not fully released from lease obligations by the landlord.

Corporate Office Leases

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guaranteed up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay DriveTime rent equal to the amounts due under DriveTime's master lease. During the three and nine months ended September 30, 2019, the rent expense incurred related to this first floor sublease was approximately $0.2 million and $0.7 million, respectively. During the three and nine months ended September 30, 2018, the rent expense incurred related to this first floor sublease was approximately $0.2 million and $0.6 million, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Company recognized approximately $15.0 million and $38.2 million during the three and nine months ended September 30, 2019, respectively, and approximately $6.7 million and $16.4 million during the three and nine months ended September 30, 2018, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. The Company recognized approximately $0.8 million and $2.2 million, respectively, during the three and nine months ended September 30, 2019, and $0.0 million during both the three and nine months ended September 30, 2018 related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers a portion of the Company's GAP waiver coverage and the limited warranty provided to all customers under the Master Dealer Agreement. The Company pays a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers and a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred approximately $1.2 million and $3.1 million during the three and nine months ended September 30, 2019, respectively, and $0.7 million and $1.5 million during the three and nine months ended September 30, 2018, respectively, related to the administration of GAP waiver coverage and limited warranty. As of September 30, 2019, the majority of the Company's GAP waiver coverage sales are administered by an unrelated party.

GAP Waiver Insurance Policy

During the three and nine months ended September 30, 2019, the Company purchased insurance policies from BlueShore Insurance Company ("BlueShore"), an affiliate of DriveTime, for approximately $0.1 million and $1.7 million, respectively, that reimburses the lienholder of finance receivables with GAP waiver coverage for any GAP waiver claims on a defined set of finance receivables that the Company sold in its securitization transactions. This insurance is transferred with the underlying finance receivable. In March 2019, the Company entered into a retrospective profit sharing agreement with BlueShore under which the Company will share in the profits generated from the insurance policies by receiving a portion of the excess of the premium it paid to BlueShore, net of a fee, compared to the amount BlueShore pays out related to the GAP waiver claims. As of September 30, 2019, the Company held a receivable of approximately $0.2 million, which is included in other assets on the accompanying unaudited condensed consolidated balance sheets, related to this retrospective profit sharing agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $1.7 million and $2.7 million during the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.6 million during the three and nine months ended September 30, 2018, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended on May 15, 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime approximately $0.1 million and 0.2 million under this agreement during the three months ended September 30, 2019 and 2018, respectively, and approximately $0.4 million under this agreement during each of the nine months ended September 30, 2019 and 2018.

Senior Unsecured Notes Held by Verde

As of both September 30, 2019 and December 31, 2018, Verde held $15.0 million of principal of the Company's outstanding senior unsecured notes, which are described further in Note 9 — Debt Instruments.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accounts Payable Due to Related Party

As of September 30, 2019 and December 31, 2018, approximately $6.8 million and $3.9 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

During the nine months ended September 30, 2019 and 2018, the Company sold approximately $324.6 million and $521.7 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $752.6 million of unused capacity as of September 30, 2019.

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

During the nine months ended September 30, 2019, prior to the acquisition of the certificate in the trust, the Company sold approximately $139.3 million in principal balances of finance receivables under the 2017 Master Transfer Agreement. During the nine months ended September 30, 2018, the Company sold approximately $306.5 million in principal balances of finance receivables under the 2017 Master Transfer Agreement.

During the nine months ended September 30, 2019, prior to the certificate purchase, the Company also purchased finance receivables that it previously sold to the purchaser trust under the 2017 Master Transfer Agreement for a total price of approximately $127.7 million and immediately resold such finance receivables into a securitization transaction, which is described further in Note 8 — Securitizations and Variable Interest Entities. This transaction was entered into in connection with the securitization transaction and was entered into independently from the terms of the 2017 Master Transfer Agreement.

The total gain related to finance receivables sold to financing partners under the MPSA, the 2017 Master Transfer Agreement and to investors in securitization transactions discussed in Note 8 — Securitizations and Variable Interest Entities was approximately $39.8 million and $13.3 million during the three months ended September 30, 2019 and 2018, respectively, and $99.4 million and $35.7 million during the nine months ended September 30, 2019 and 2018, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

As described in Note 2 — Summary of Significant Accounting Policies, the securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of September 30, 2019, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. The Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of September 30, 2019 were approximately $75.8 million. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of September 30, 2019.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at September 30, 2019. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	Carrying Value	Total Exposure

	(in thousands)
Rated notes	$65,189	$65,189
Certificates and other assets	10,643	10,643
Total unconsolidated VIEs	$75,832	$75,832

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of September 30, 2019 were as follows (in thousands):

	Amortized Cost	Fair Value
Rated notes	$64,926	$65,189
Certificates and other assets	11,125	10,643
Total securities available for sale	$76,051	$75,832

NOTE 9 — DEBT INSTRUMENTS

Short-Term Revolving Facilities

Floor Plan Facility

The Company has a floor plan facility with a lender to finance its used vehicle inventory, which is secured by substantially all of its assets, other than the Company's interests in real property (the "Floor Plan Facility"). The facility has a maturity date of October 31, 2020 and requires monthly interest payments on borrowings under the Floor Plan Facility. The Company most recently amended the Floor Plan Facility in November 2019 to, among other things, increase the available capacity to $950.0 million from $650.0 million, adding flexibility to acquire more vehicles from customers. The annual interest rate was reduced to one-month LIBOR plus 3.15% if the average outstanding balance on the Floor Plan Facility in the previous calendar month is greater than $500.0 million and otherwise remains unchanged from one-month LIBOR plus 3.40%. The amendment also requires that at least 7.5% of the total principal amount owed to the lender is held as restricted cash, a change from 5%.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of September 30, 2019, the interest rate on the Floor Plan Facility was approximately 5.42%, the Company had an outstanding balance under this facility of approximately $243.0 million, unused capacity of approximately $407.0 million, and held approximately $12.2 million in restricted cash related to this facility. As of December 31, 2018, the interest rate on the Floor Plan Facility was approximately 5.90%, the Company had an outstanding balance of approximately $197.0 million and held approximately $9.8 million in restricted cash related to this facility.

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

In May 2019, the Company and Ally Bank entered into the A&R Loan and Security Agreement in connection with the $350.0 million SART 2017-1 Credit Facility to fund certain automotive finance receivables originated by the Company. The Company can draw upon the SART 2017-1 Credit Facility until April 17, 2020, and it has an annual interest rate of one-month LIBOR plus 1.95%.

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

As of September 30, 2019, the DART I Credit Facility had an interest rate ranging between approximately 3.02% and 3.82%, and the SART 2017-1 Credit Facility had an interest rate of approximately 3.97%. The Company had an outstanding balance under the Finance Receivable Facilities of approximately $19.2 million, unused capacity of $630.8 million, and held approximately $1.3 million in restricted cash related to these facilities.

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

The Indenture governing the Senior Notes contains restrictive covenants that limit the ability of the Company to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s ability to make

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of September 30, 2019, the Company was in compliance with all covenants.

In connection with the issuance of these Senior Notes, Carvana Group amended its LLC agreement to create a class of non-convertible preferred units, which Carvana Co. purchased with its net proceeds from the issuance of these Senior Notes, as further discussed in Note 10 — Stockholders' Equity.

The outstanding principal of the Senior Notes, net of debt issuance costs and including the premium, was approximately $590.5 million and $342.9 million as of September 30, 2019 and December 31, 2018, respectively, of which $15.0 million of principal was held by Verde, and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two to five-year term and requires monthly payments. As of September 30, 2019, the outstanding principal of these notes had a weighted-average interest rate of 6.2% and totaled approximately $29.5 million, of which approximately $10.9 million is due within the next twelve months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

Other Real Estate Financing Transactions

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of September 30, 2019, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and base rent increases throughout the term. As of September 30, 2019, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, is approximately $91.2 million and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheet.

In November 2017, the Company entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which it may sell and lease back certain of its owned or leased properties and construction improvements. Under the MSLA, at any time the Company may elect to, and beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to demand that the Company repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. Under the MSLA, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. By December 31, 2018, the Company repurchased all properties it had previously sold under the MSLA for a price of approximately $28.8 million. As of September 30, 2019 and December 31, 2018, the Company may sell and lease back approximately $75.0 million of its property and equipment under the MSLA.

Financing of Beneficial Interests in Securitizations

In June 2019, the Company entered into a secured borrowing facility through which it finances certain retained beneficial interests in securitizations whereby the Company sells such interests and agrees to repurchase them for their fair value at a

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
stated time of repurchase. As discussed in Note 8 — Securitizations and Variable Interest Entities, the Company has retained certain beneficial interests in securitizations pursuant to the Company’s obligations as a sponsor under Risk Retention Rules.

As of September 30, 2019, the Company has pledged approximately $64.9 million of its beneficial interests in securitizations as collateral under the repurchase agreement with expected repurchases ranging from January 2026 to July 2026. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transaction. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of this facility, net of debt issuance costs, was approximately $63.1 million as of September 30, 2019, of which approximately $20.0 million is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

Carvana Group's amended and restated LLC Agreement provides for two classes of common ownership interests in Carvana Group. Carvana Group’s two classes of common ownership interests are Class A Units and Class B Units (the "LLC Units"). Carvana Co. is required to, at all times, maintain (i) a four-to-five ratio between the number of shares of Class A common stock issued and outstanding by Carvana Co. and the number of Class A Units owned by Carvana Co. (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities and subject to adjustment as set forth in the exchange agreement (the "Exchange Agreement") further discussed below, and taking into account Carvana Sub’s 0.1% ownership interest in Carvana, LLC) and (ii) a four-to-five ratio between the number of shares of Class B common stock owned by the original holders of LLC units prior to the IPO (the "Original LLC Unitholders") and the number of Class A Units owned by the Original LLC Unitholders. The Company may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only if an Original LLC Unitholder elects to exchange them, together with 1.25 times as many LLC Units, for consideration from the Company. Such consideration from the Company can be, at the Company’s election, either shares of Class A common stock or cash.

As of September 30, 2019, there were approximately 189.5 million and 5.0 million Class A Units and Class B Units (as adjusted for the participation thresholds), respectively, issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the “LLC Equity Incentive Plan”) and are subject to a participation threshold and are earned over the requisite service period.

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

During the nine months ended September 30, 2019, certain LLC Unitholders exchanged 5.2 million LLC Units and 3.1 million shares of Class B common stock for 4.1 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received approximately 5.2 million LLC Units, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

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

The initial conversion price was $19.6945, which was calculated based on a 20.0% premium to the volume weighted-average price for Class A common stock during the 5 trading days immediately preceding December 4, 2017. Following announcement of the transaction, the share price of Class A common stock increased and exceeded the conversion price on the commitment date and resulted in a beneficial conversion feature ("BCF") of approximately $2.6 million. The BCF was originally recorded as a reduction of the Convertible Preferred Stock with an offset to additional paid-in capital. The BCF accreted as a deemed dividend through January 29, 2018, the first available conversion date, increasing the carrying value of the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Convertible Preferred Stock with an offsetting charge to additional paid-in capital. During the nine months ended September 30, 2018, the Company recorded the remaining $1.4 million in accretion related to the BCF.

During the nine months ended September 30, 2018, the Company paid approximately $4.3 million of dividends to the holders of the Convertible Preferred Stock and Carvana Group distributed approximately $4.3 million to Carvana Co. with respect to the Convertible Preferred Units.

During the year ended December 31, 2018, at the holder's request 75,000 shares of Convertible Preferred Stock, and at the Company's election 25,000 shares of Convertible Preferred Stock, were converted into a total of approximately 5.1 million shares of Class A common stock. Simultaneously with each conversion, an equal number of Convertible Preferred Units were canceled and Carvana Group issued approximately 6.3 million Class A Units to Carvana Co. As of September 30, 2019 and December 31, 2018, there were no outstanding shares of Convertible Preferred Stock and no related accrued dividends.

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

Contribution of Class A Common Shares From Ernest Garcia III

During the three and nine months ended September 30, 2019 and 2018, the Company and its Chief Executive Officer, Ernest Garcia III, entered into contribution agreements (the "Contribution Agreements") in connection with the 100k Milestone Gift, as defined in Note 6 — Related Party Transactions. Pursuant to the Contribution Agreements, Mr. Garcia contributed approximately 0.1 million and 0.2 million shares during the three and nine months ended September 30, 2019, respectively, and 0.2 million shares in the three and nine months ended September 30, 2018, of the Company's Class A common stock to the Company, at no charge. The Company subsequently granted approximately 0.1 million and 0.2 million restricted stock units during the three and nine months ended September 30, 2019, respectively, and 0.2 million restricted stock units during the three and nine months ended September 30, 2018 to employees. Refer to Note 12 — Equity-Based Compensation for further discussion. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the share contribution, it has indemnified Mr. Garcia from any such obligations that may arise.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
During the nine months ended September 30, 2019, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $4.7 million, which has been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statement of stockholders' equity. During the nine months ended September 30, 2019, Carvana Co. utilized its net proceeds from its equity offering to purchase LLC Units, which resulted in an adjustment to increase non-controlling interests and to decrease additional paid-in capital by approximately $201.0 million, which has been included in adjustment to non-controlling interests related to equity offering in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As of September 30, 2019, Carvana Co. owned approximately 32.2% of Carvana Group with the LLC Unitholders owning the remaining 67.8%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

The following table summarizes the effects of the changes in ownership in Carvana Group on the Company's additional paid-in capital during the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Transfers (to) from non-controlling interests:
Decrease as a result of issuances of Class A common stock	$(201,015)	$(132,375)
Increase as a result of Carvana Group's issuance of Class A Units in connection with business acquisitions	—	1,297
Increase as a result of exchanges of LLC Units	4,666	13,203
Decrease as a result of conversion of Class A Convertible Preferred Stock	—	(51,289)
Total transfers to non-controlling interests	$(196,349)	$(169,164)

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation expense is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation expense recognized during the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Class B Units	$648	$791	$1,804	$1,831
Restricted Stock Units and Awards excluding those granted in relation to Mr. Garcia's 100k Milestone Gift contributions	3,513	1,459	9,194	3,104
Restricted Stock Units granted in relation to Mr. Garcia's 100k Milestone Gift contributions	4,446	10,393	10,379	10,393
Options	1,369	584	4,033	1,417
Class A Units	497	661	1,687	1,236
Total equity-based compensation expense	10,473	13,888	27,097	17,981
Equity-based compensation capitalized to property and equipment	(852)	—	(1,731)	—
Equity-based compensation capitalized to inventory	(1,824)	—	(3,659)	—
Equity-based compensation, net of capitalized amounts	$7,797	$13,888	$21,707	$17,981

As of September 30, 2019, the total unrecognized compensation expense related to outstanding equity awards was approximately $54.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards to employees, directors, officers and consultants. As discussed in Note 10 — Stockholders' Equity, during the three and nine months ended September 30, 2019, the Company granted approximately 0.1 million and 0.2 million RSUs, respectively, and 0.2 million for both the three and nine months ended September 30, 2018 with a vesting period of one day following receipt of Class A common stock from its Chief Executive Officer, Ernest Garcia III. The Company recognized approximately $4.4 million and $10.4 million during the three and nine months ended September 30, 2019, respectively, and $10.4 million for the three and nine months ended September 30, 2018 of equity-based compensation, a portion of which related to the production of the Company's used vehicle inventory and was therefore capitalized to inventory. The majority of the Company's equity awards, other than those granted in relation to Mr. Garcia's 100k Milestone Gift, vest over two- to five- year periods based on continued employment with the Company. As of September 30, 2019, approximately 10.9 million shares remain available for future equity award grants under this plan.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service vesting conditions. Following completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. There were no Class B Units issued during the three and nine months ended September 30, 2019 or September 30, 2018.

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

The following table presents the calculation of basic and diluted net loss per share during the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(92,244)	$(64,419)	$(238,899)	$(168,341)
Net loss attributable to non-controlling interests	53,227	48,377	144,723	135,291
Dividends on Class A convertible preferred stock	—	(1,230)	—	(3,950)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	—	(1,380)
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(39,017)	$(17,272)	$(94,176)	$(38,380)
Denominator:
Weighted-average shares of Class A common stock outstanding	50,003	34,924	45,973	27,258
Nonvested weighted-average restricted stock awards	(216)	(269)	(247)	(331)
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	49,787	34,655	45,726	26,927
Net loss per share of Class A common stock, basic and diluted	$(0.78)	$(0.50)	$(2.06)	$(1.43)

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

Weighted-average as-converted shares of Convertible Preferred Stock of approximately 4.5 million and 4.9 million for the three and nine months ended September 30, 2018, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average as-converted Class A Units together with the related Class B common stock of approximately 101.6 million and 106.3 million during the three months ended September 30, 2019 and 2018, respectively, and of approximately 102.6 million and 110.2 million during the nine months ended September 30,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2019 and September 30, 2018, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units of approximately 5.3 million and 6.5 million at September 30, 2019 and 2018, respectively, were evaluated for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average potentially dilutive restricted stock awards and units of approximately 0.6 million and 0.4 million for the three months ended September 30, 2019 and 2018, respectively, and approximately 0.8 million and 0.4 million for the nine months ended September 30, 2019 and 2018, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of September 30, 2019 and 2018, 1.2 million and 0.8 million options, respectively, were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

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

As described in Note 10 — Stockholders' Equity, during the three and nine months ended September 30, 2019, the Company acquired approximately 0.6 million and 5.2 million LLC Units, respectively, in connection with exchanges with Existing LLC Unitholders. During the three and nine months ended September 30, 2019, the Company recorded a gross deferred tax asset of approximately $8.9 million and $60.5 million associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders' equity.

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

As described in Note 4 — Goodwill and Intangible Assets, Net, Carvana Group acquired Car360 on April 12, 2018. The acquisition included various intangible assets, and as a result the Company recognized a deferred tax liability of approximately $2.5 million which is reflected within other liabilities in the accompanying unaudited condensed consolidated balance sheet. The deferred tax liability will be amortized over two to seven years and approximately $0.4 million and $0.0 million was amortized during the nine months ended September 30, 2019 and September 30, 2018.

During the nine months ended September 30, 2019, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of September 30, 2019 and December 31, 2018, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

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
As of September 30, 2019, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of September 30, 2019, the total unrecorded TRA liability is approximately $174.4 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of September 30, 2019, the Company is a tenant under various operating leases related to certain of its hubs, vending machines and corporate offices. The initial terms expire at various dates between 2020 and 2029. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company also had operating leases for certain of its transportation fleet. In March 2019, the Company reassessed the lease terms of the transportation equipment leases based on the likelihood of exercising its extension options and reclassified them to finance

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
leases. Rent expense for the Company's operating leases was approximately $2.0 million and $5.2 million for the three and nine months ended September 30, 2018, respectively.

In September 2019, the Company entered into a lease for additional corporate office space in Tempe, Arizona. The lease payments will commence on the later of October 1, 2020 or six months following the date the lessor vacates the entirety of the premises and grants access to the Company. The initial lease term is for approximately 13 years with one 3-year renewal option, and one subsequent option to renew through October 31, 2037. The lease has total future minimum lease payments of approximately $132.4 million over the initial term. On November 1, 2019, the lessor granted the Company access to a portion of the leased space, thus the lease for that space commenced.

Refer to Note 6 — Related Party Transactions for further discussion of operating leases with related parties.

Finance Leases

The Company has finance leases for certain equipment in its transportation fleet. The leases have initial terms of two to five years, some of which include extension options for up to four additional years, and require monthly payments. As of September 30, 2019, the outstanding amount of the finance leases is approximately $42.6 million, of which approximately $9.4 million is due within the next twelve months and is included as current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

Lease Costs and Activity

The Company's lease costs and activity during the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease costs:
Finance leases:
Amortization of finance lease assets	$2,222	$5,477
Interest on obligations under finance leases	547	1,392
Total finance lease costs	$2,769	$6,869

Operating leases:
Fixed lease costs	$3,487	$8,759
Fixed lease costs to related parties	1,849	5,577
Variable short-term lease costs to related parties	390	1,177
Total operating lease costs	$5,726	$15,513

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to third parties	$2,877	$6,147
Operating lease liabilities to related parties	$2,024	$6,333
Interest payments on finance lease liabilities	$547	$1,392

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$2,306	$5,581

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of September 30, 2019 (in thousands):

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total
Remainder of 2019	$2,960	$2,022	$3,402	$5,424	$8,384
2020	11,174	7,692	13,555	21,247	32,421
2021	10,701	7,154	12,348	19,502	30,203
2022	10,308	7,179	10,336	17,515	27,823
2023	9,649	7,212	7,531	14,743	24,392
Thereafter	3,030	31,660	46,893	78,553	81,583
Total minimum lease payments	47,822	62,919	94,065	156,984	204,806
Less: amount representing interest	(5,262)	(19,668)	(36,632)	(56,300)	(61,562)
Total lease liabilities	$42,560	$43,251	$57,433	$100,684	$143,244
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

As of September 30, 2019, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of September 30, 2019 were as follows, excluding short-term operating leases:

Weighted-average remaining lease terms (years)
Operating leases	10.4
Finance leases	4.5
Weighted-average discount rate
Operating leases	8.7%
Finance leases	5.5%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $2.3 million and $1.4 million as of September 30, 2019 and December 31, 2018, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2019 the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity and capital resources.

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

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

A description of the fair value hierarchy and the Company's methodologies are included in Note 2 — Summary of Significant Accounting Policies. As of September 30, 2019 and December 31, 2018, the Company held certain assets that were required to be measured at fair value on a recurring basis and as of September 30, 2019, the Company held beneficial interests in securitizations for which it elected the fair value option.

The following tables are a summary of fair value measurements and hierarchy level at September 30, 2019 and December 31, 2018 (in thousands):

As of September 30, 2019:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$54,425	$54,425	$—	$—
Beneficial interests in securitizations	75,832	—	33,949	41,883

As of December 31, 2018:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$63,713	$63,713	$—	$—
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

Beneficial Interests in Securitizations

Beneficial interests in securitizations include notes and certificates of the securitization trusts, the same securities as issued to other investors as described in Note 8 — Securitizations and Variable Interest Entities. Level 2 assets include beneficial interests in the most recent securitization which was completed on September 27, 2019. Given both the proximity to the end of the reporting period and lack of observable changes in economic inputs, the Company concluded the fair value when the securitization was completed represented the fair value at September 30, 2019.

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

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. During three and nine months ended September 30, 2019, the Company transferred beneficial interests acquired as part of both the March 29, 2019 and June 27, 2019 securitization transactions from Level 2 to Level 3. The assets were initially classified as Level 2 due to the transactions' proximity to the end of each respective reporting period and the lack of observable changes in

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
economic inputs. As noted above, the Company uses significant unobservable inputs to measure the fair value of these assets on a recurring basis, thus they will be classified as Level 3 in future periods. There were no transfers out of Level 3 during the three and nine months ended September 30, 2019.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Opening Balance	$18,600	$—
Transfers into Level 3	26,592	46,123
Cash receipts	(2,913)	(4,021)
Change in fair value	(396)	(219)
Ending Balance	$41,883	$41,883

The Company did not have any Level 3 beneficial interests in securitizations in the three and nine months ended September 30, 2018.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities and accounts payable to related parties approximate fair value because their respective maturities are less than three months. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended September 30, 2019 and December 31, 2018.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of September 30, 2019 and December 31, 2018 was as follows (in thousands):

	September 30, 2019	December 31, 2018
Carrying value, net of unamortized debt issuance costs	$590,518	$342,869
Fair value	608,056	319,375

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Carrying value	$180,856	$105,200
Fair value	191,561	109,703

Derivative Instruments

As of September 30, 2019 and December 31, 2018, the Company had no outstanding derivative instruments.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow information:
Cash payments for interest, including $703 and $0, respectively, to related parties	$36,930	$11,976
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$14,983	$8,538
Property and equipment acquired under finance leases	$24,253	$3,369
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$27,059	$—
Capital expenditures financed through long-term debt	$—	$10,139
Equity-based compensation expense capitalized to property and equipment	$1,731	$—
Fair value of beneficial interests received in securitization transactions	$80,072	$—
Reductions of beneficial interests in securitizations and associated long-term debt	$1,444	$—
Issuance of LLC Units related to business acquisitions	$—	$9,981
Debt issuance costs included in accounts payable and accrued liabilities	$—	$1,733
Conversion of Class A Convertible Preferred Stock to common stock	$—	$73,880

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$94,943	$78,861	$439,794	$172,680
Restricted cash (1)	13,531	9,848	18,471	14,443
Total cash, cash equivalents and restricted cash	$108,474	$88,709	$458,265	$187,123
(1) Amounts included in restricted cash represent the deposit required under the Company's Floor Plan Facility, which is 5% of the outstanding Floor Plan Facility principal balance and deposits required under the Company's Finance Receivable Facilities, which is 2% of the outstanding pledged finance receivable principal balance and any undistributed amounts collected on the pledged finance receivables, as explained in Note 9 — Debt Instruments, along with amounts previously held as restricted cash as required under letter of credit agreements. These amounts are classified as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

NOTE 19 — SUBSEQUENT EVENTS

Contribution Agreement

In connection with an ongoing commitment from the Company's Chief Executive Officer, Ernest Garcia III, related to the previously announced 100k Milestone Gift program, the Company and Mr. Garcia entered into a contribution agreement on November 5, 2019 under which Mr. Garcia will contribute to the Company 29,040 shares of Class A common stock that he individually owns, at no charge. The contribution will take place on November 8, 2019 and is intended to fund restricted stock unit awards to certain employees of Carvana, LLC upon their satisfying applicable employment tenure requirements. Although

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has indemnified Mr. Garcia from any such obligations that may arise.

Floor Plan Facility Amendment

On November 1, 2019, the Company amended the Floor Plan Facility to increase the line of credit to $950.0 million, reduce the interest rate to one-month LIBOR plus 3.15% if the average outstanding balance on the Floor Plan Facility in the previous calendar month is greater than $500.0 million, and requires that at least 7.5% of the total principal amount owed to the lender is held as restricted cash.

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a used vehicle.    As of September 30, 2019, we listed approximately 21,300 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts (“VSCs”), GAP waiver coverage and trade-ins.

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

•Vehicle sourcing and acquisition.    We acquire our used vehicle inventory primarily from wholesale auctions and customers. We also acquire vehicles directly from used vehicle suppliers, including franchise and independent dealers, leasing companies and car rental companies. Using proprietary machine learning algorithms and data from a variety of internal and external sources, we evaluate tens of thousands of vehicles daily to determine their fit with customer demand, internal profitability targets and our existing inventory mix.

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

On May 3, 2017, we completed our IPO of 15.0 million shares of Class A common stock at a public offering price of $15.00 per share. We received $205.8 million in proceeds, net of underwriting discounts and commissions and offering expenses. On December 5, 2017, we sold 100,000 shares of Class A Convertible Preferred Stock for net proceeds of approximately $98.5 million. On April 30, 2018, we completed a follow-on public offering of 6.6 million shares of our Class A common stock and received proceeds from the offering of approximately $172.3 million, net of underwriting discounts and commissions and offering expenses. On May 24, 2019, we completed a public equity offering of 4.2 million shares of Class A common stock at a public offering price of $65.00 per share and received net proceeds from the offering of approximately $258.8 million, net of underwriting discounts and commissions and offering expenses. On June 20, 2019, the underwriters exercised their option to purchase 0.6 million additional shares resulting in $38.9 million in proceeds, net of offering expenses.

In September 2018 and May 2019, we issued Senior Notes (as defined in "Liquidity and Capital Resources") and received approximately $588.6 million in total proceeds, net of debt issuance costs and including a premium.

Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the nine months ended September 30, 2019, the number of vehicles we sold to retail customers grew by 91.7% to 127,179 compared to 66,358 in the nine months ended September 30, 2018.

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

Our expansion model has enabled us to increase our rate of market openings in each of the past six years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, 12 in 2016, 23 in 2017, 41 in 2018 and 61 in the first nine months of 2019, bringing our total number of markets to 146 as of September 30, 2019. Over this period, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan.

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

Our largest source of revenue, used vehicle sales, totaled $931.0 million and $2.5 billion during the three and nine months ended September 30, 2019, respectively, and $486.3 million and $1.3 billion during the three and nine months ended September 30, 2018, respectively. As we continue to increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase as we increase retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales includes sales of trade-ins and other vehicles acquired from customers and totaled $92.4 million and $188.5 million during the three and nine months ended September 30, 2019, respectively, and $21.4 million and $48.2 million during the three and nine months ended September 30, 2018, respectively. We expect wholesale sales to increase with retail units sold and as we expand our program of acquiring vehicles from customers and our suite of product offerings to customers who may wish to trade-in or to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage totaled $71.4 million and $177.2 million during the three and nine months ended September 30, 2019, respectively, and $27.2 million and $64.2 million during the three and nine months ended September 30, 2018, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Retail units sold	46,413	25,324	127,179	66,358
Number of markets	146	78	146	78
Average monthly unique visitors	6,271,686	2,433,815	4,941,883	2,168,789
Inventory units available on website	21,376	11,152	21,376	11,152
Average days to sale	63	63	63	66
Total gross profit per unit (incl. Gift) (1)	$2,963	$2,263	$2,861	$2,118
Total gross profit per unit ex-Gift (1)	$2,996	$2,302	$2,894	$2,134
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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change

	(dollars in thousands, except per unit amounts)			(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$931,016	$486,269	91.5%	$2,470,630	$1,258,247	96.4%
Wholesale vehicle sales	92,430	21,440	331.1%	188,474	48,195	291.1%
Other sales and revenues (1)	71,408	27,212	162.4%	177,205	64,187	176.1%
Total net sales and operating revenues	$1,094,854	$534,921	104.7%	$2,836,309	$1,370,629	106.9%
Gross profit (incl. Gift):
Used vehicle gross profit	$60,563	$28,550	112.1%	$171,063	$71,837	138.1%
Wholesale vehicle gross profit	5,572	1,544	260.9%	15,600	4,551	242.8%
Other gross profit (1)	71,408	27,212	162.4%	177,205	64,187	176.1%
Total gross profit	$137,543	$57,306	140.0%	$363,868	$140,575	158.8%
Gross profit ex-Gift:(3)
Used vehicle gross profit ex-Gift	$61,944	$29,531	109.8%	$175,016	$72,818	140.3%
Wholesale vehicle gross profit ex-Gift	5,714	1,564	265.3%	15,867	4,571	247.1%
Other gross profit (1)	71,408	27,212	162.4%	177,205	64,187	176.1%
Total gross profit ex-Gift	$139,066	$58,307	138.5%	$368,088	$141,576	160.0%
Market information:
Markets, beginning of period	137	65	110.8%	85	44	93.2%
Market launches	9	13	(30.8)%	61	34	79.4%
Markets, end of period	146	78	87.2%	146	78	87.2%
Unit sales information:
Used vehicle unit sales	46,413	25,324	83.3%	127,179	66,358	91.7%
Wholesale vehicle unit sales	11,698	4,408	165.4%	29,155	10,408	180.1%
Per unit selling prices:
Used vehicles	$20,059	$19,202	4.5%	$19,426	$18,961	2.5%
Wholesale vehicles	$7,901	$4,864	62.4%	$6,465	$4,631	39.6%
Per unit gross profit (incl. Gift): (2)
Used vehicle gross profit	$1,305	$1,127	15.8%	$1,345	$1,083	24.2%
Wholesale vehicle gross profit	$476	$350	36.0%	$535	$437	22.4%
Other gross profit	$1,539	$1,075	43.2%	$1,393	$967	44.1%
Total gross profit	$2,963	$2,263	30.9%	$2,861	$2,118	35.1%
Per unit gross profit ex-Gift: (2)(3)
Used vehicle gross profit ex-Gift	$1,335	$1,166	14.5%	$1,376	$1,097	25.4%
Wholesale vehicle gross profit ex-Gift	$488	$355	37.5%	$544	$439	23.9%
Other gross profit	$1,539	$1,075	43.2%	$1,393	$967	44.1%
Total gross profit ex-Gift	$2,996	$2,302	30.1%	$2,894	$2,134	35.6%
(1) Includes $15,824 and $6,696 for the three months ended September 30, 2019 and 2018, respectively, and $40,386 and $16,351 for the nine months ended September 30, 2019 and 2018, respectively, of other sales and revenues from related parties.
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.
(3) Ex-Gift amounts exclude the expense related to the 100k Milestone Gift. See "Non-GAAP Financial Metrics" for a reconciliation to the most directly comparable GAAP-based measure, when applicable.

Used Vehicle Sales

Three months ended September 30, 2019 Versus 2018. Used vehicle sales increased by $444.7 million to $931.0 million during the three months ended September 30, 2019 compared to $486.3 million during the three months ended September 30, 2018. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 46,413 from 25,324 during the three months ended September 30, 2019 and 2018, respectively. The increase in units sold was driven in part by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness and customer referrals. The increase in unit sales was also driven by growth to 146 markets as of September 30, 2019 from 78 markets as of September 30, 2018. We anticipate that unit sales will continue to grow as we increase penetration in existing markets and launch new markets. In addition, the average selling price of our retail units sold increased to $20,059 during the three months ended September 30, 2019 from $19,202 during the three months ended September 30, 2018.

Nine months ended September 30, 2019 Versus 2018. Used vehicle sales increased by $1.2 billion to $2.5 billion during the nine months ended September 30, 2019 compared to $1.3 billion during the nine months ended September 30, 2018. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 127,179 from 66,358 during the nine months ended September 30, 2019 and 2018, respectively. The increase in units sold was driven in part by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness and customer referrals. The increase in unit sales was also driven by growth to 146 markets as of September 30, 2019 from 78 markets as of September 30, 2018. We anticipate that unit sales will continue to grow as we increase penetration in existing markets and launch new markets. In addition, the average selling price of our retail units sold increased to $19,426 during the nine months ended September 30, 2019 from $18,961 during the nine months ended September 30, 2018.

Wholesale Vehicle Sales

Three months ended September 30, 2019 Versus 2018. Wholesale vehicle sales increased by $71.0 million to $92.4 million during the three months ended September 30, 2019, compared to $21.4 million during the three months ended September 30, 2018. We primarily obtain our wholesale inventory by acquiring vehicles from customers. As our retail unit sales have increased, so have the trade-ins we receive. Moreover, during the three months ended September 30, 2019, we also acquired more vehicles from customers who did not purchase a retail unit from us. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased. In addition, the average selling price of our wholesale units sold increased to $7,901 during the three months ended September 30, 2019 from $4,864 during the three months ended September 30, 2018.

Nine months ended September 30, 2019 Versus 2018. Wholesale vehicle sales increased by $140.3 million to $188.5 million during the nine months ended September 30, 2019, compared to $48.2 million during the nine months ended September 30, 2018. We primarily obtain our wholesale inventory by acquiring vehicles from customers. As our retail unit sales have increased, so have the trade-ins we receive. Moreover, during the nine months ended September 30, 2019, we also acquired more vehicles from customers who did not purchase a retail unit from us. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased. In addition, the average selling price of our wholesale units sold increased to $6,465 during the nine months ended September 30, 2019 from $4,631 during the nine months ended September 30, 2018.

Other Sales and Revenues

Three months ended September 30, 2019 Versus 2018. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and GAP waiver coverage. Other sales and revenues increased by $44.2 million to $71.4 million during the three months ended September 30, 2019, compared to $27.2 million during the three months ended September 30, 2018. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales. The increase also includes an increase in interest income during the three months ended September 30, 2019 from interest earned on finance receivables we held on balance sheet prior to our securitization transaction.

Nine months ended September 30, 2019 Versus 2018. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and sales of GAP waiver coverage. Other sales and revenues increased by $113.0 million to $177.2 million during the nine months ended September 30, 2019, compared to $64.2 million during the nine months ended September 30, 2018. The increase is primarily related to increased gains on loan sales due to selling more loans in the nine months ended September 30, 2019 compared to September 30, 2018, partially due to the securitization transactions. The remaining increase is primarily due to increased revenue from commissions received on sales of vehicle service contracts, increased GAP waiver revenues driven by the increase in retail unit sales and timing of loan sales, and an increase in interest income primarily related to the interest earned on the finance receivables held on our balance sheet prior to the completion of securitization transactions.

Used Vehicle Gross Profit

Three months ended September 30, 2019 Versus 2018. Used vehicle gross profit, including Gift, increased by $32.0 million to $60.6 million during the three months ended September 30, 2019, compared to $28.6 million during the three months ended September 30, 2018. Used vehicle gross profit ex-Gift, which excludes the impact of the 100k Milestone Gift on cost of sales, increased by $32.4 million to $61.9 million during the three months ended September 30, 2019, compared to $29.5 million during the three months ended September 30, 2018. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit, including Gift, and used vehicle gross profit per unit ex-Gift to $1,305 and $1,335, respectively, for the three months ended September 30, 2019 compared to $1,127 and $1,166 for the three months ended September 30, 2018, respectively. The per unit increase was primarily driven by acquiring more vehicles from customers and incremental shipping revenue.

Nine months ended September 30, 2019 Versus 2018. Used vehicle gross profit, including Gift, increased by $99.2 million to $171.1 million during the nine months ended September 30, 2019, compared to $71.8 million during the nine months ended September 30, 2018. Used vehicle gross profit ex-Gift, which excludes the impact of the 100k Milestone Gift on cost of sales, increased by $102.2 million to $175.0 million during the nine months ended September 30, 2019, compared to $72.8 million during the nine months ended September 30, 2018. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit, including Gift, and used vehicle gross profit per unit ex-Gift to $1,345 and $1,376, respectively, for the nine months ended September 30, 2019 compared to $1,083 and $1,097 for the nine months ended September 30, 2018, respectively. The per unit increase was primarily driven by acquiring more vehicles from customers, incremental shipping revenue, and a decrease in average days to sale to 63 days in the nine months ended September 30, 2019 from 66 days in the nine months ended September 30, 2018.

Wholesale Vehicle Gross Profit

Three months ended September 30, 2019 Versus 2018. Wholesale vehicle gross profit, including Gift and excluding Gift, increased by $4.0 million and $4.2 million to $5.6 million and $5.7 million, respectively, during the three months ended September 30, 2019, compared to $1.5 million and $1.6 million during the three months ended September 30, 2018, respectively. This increase was driven primarily by an increase in wholesale units sold to 11,698 from 4,408 and an increase in wholesale vehicle gross profit per wholesale unit, including Gift, and wholesale vehicle gross profit per wholesale unit ex-Gift to $476 and $488, respectively, in the three months ended September 30, 2019 compared to $350 and $355 in the three months ended September 30, 2018, respectively. The number of units sold and per-unit increase was primarily due to the expansion of our program of acquiring vehicles from customers.

Nine months ended September 30, 2019 Versus 2018. Wholesale vehicle gross profit, including Gift and excluding Gift, increased by $11.0 million and $11.3 million to $15.6 million and $15.9 million, respectively, during the nine months ended September 30, 2019, compared to $4.6 million during the nine months ended September 30, 2018. This increase was driven primarily by an increase in wholesale units sold to 29,155 from 10,408 and an increase in wholesale vehicle gross profit per wholesale unit, including Gift, and wholesale vehicle gross profit per wholesale unit ex-Gift to $535 and $544, respectively, from $437 and $439 in the nine months ended September 30, 2018, respectively. The number of units sold and per-unit increase was primarily due to the expansion of our program of acquiring vehicles from customers.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Compensation and benefits (1)	$60,655	$34,411	$163,643	$88,649
100k Milestone Gift	2,903	6,760	6,506	6,760
Advertising	55,264	27,467	145,153	79,259
Market occupancy (2)	5,517	3,110	14,607	8,238
Logistics (3)	14,068	9,913	39,960	24,056
Other (4)	69,563	34,107	175,185	87,644
Total	$207,970	$115,768	$545,054	$294,606
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

Selling, general and administrative expenses increased by $92.2 million and $250.4 million to $208.0 million and $545.1 million and during the three and nine months ended September 30, 2019, respectively, compared to $115.8 million and $294.6 million during the three and nine months ended September 30, 2018, respectively. The increase was partially due to an increase in compensation and benefits by $26.2 million and $75.0 million during the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, which was primarily driven by expansion of our logistics and delivery network, as well as growth in our engineering, technology, and corporate teams.

In addition, during the three and nine months ended September 30, 2019, additional tranches of the 100k Milestone Gift related to Mr. Garcia's contribution occurred resulting in $2.9 million and $6.5 million, respectively, of compensation expense within selling, general and administrative expense, which is presented separately above, compared to $6.8 million in the three and nine months ended September 30, 2018.

The increase in selling, general and administrative expenses was also due to an increase in advertising expense of $27.8 million and $65.9 million during the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018 primarily due to an increase in number of markets and the introduction of advertising related to buying cars from customers. Market occupancy, logistics and other expenses also increased during the three and nine months ended September 30, 2019 compared to the prior period primarily due our continued growth. These expenses will increase in absolute terms as we grow in existing markets and expand to additional markets.

Interest Expense

Interest expense increased by $15.3 million and $42.6 million to $21.0 million and $56.0 million during the three and nine months ended September 30, 2019, respectively, compared to $5.6 million and $13.4 million during the three and nine months ended September 30, 2018, respectively. The increase is primarily due to the outstanding balance of the Senior Notes we issued in September 2018 and May 2019 which incurred $13.2 million and $31.0 million of interest expense during the three and nine months ended September 30, 2019, respectively, compared to $0.9 million during the three and nine months ended September 30, 2018. The remaining increase is due to increased interest expense incurred on our short-term revolving facilities, capital and finance leases and long-term debt entered into during the three and nine months ended September 30, 2019.

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

A reconciliation the Gross Profit ex-Gift amounts to each corresponding gross profit amount, which are the most directly comparable GAAP measures and include expenses attributable to the 100k Milestone Gift, and calculations of each Gross Profit per Unit ex-Gift amount are as follows (dollars in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Used vehicle gross profit	$60,563	$28,550	$171,063	$71,837
100k Milestone Gift in used vehicle cost of sales	1,381	981	3,953	981
Used Vehicle Gross Profit ex-Gift	$61,944	$29,531	$175,016	$72,818

Used vehicle unit sales	46,413	25,324	127,179	66,358
Used Vehicle Gross Profit per Unit ex-Gift	$1,335	$1,166	$1,376	$1,097

Wholesale vehicle gross profit	$5,572	$1,544	$15,600	$4,551
100k Milestone Gift in wholesale vehicle cost of sales	142	20	267	20
Wholesale Vehicle Gross Profit ex-Gift	$5,714	$1,564	$15,867	$4,571

Wholesale vehicle unit sales	11,698	4,408	29,155	10,408
Wholesale Vehicle Gross Profit per Unit ex-Gift	$488	$355	$544	$439

Total gross profit	$137,543	$57,306	$363,868	$140,575
100k Milestone Gift in total cost of sales	1,523	1,001	4,220	1,001
Total Gross Profit ex-Gift	$139,066	$58,307	$368,088	$141,576

Used vehicle unit sales	46,413	25,324	127,179	66,358
Total Gross Profit per Unit ex-Gift	$2,996	$2,302	$2,894	$2,134

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(92,244)	$(64,419)	$(238,899)	$(168,341)
Depreciation and amortization expense	10,675	6,439	27,505	16,301
Interest expense	20,990	5,649	55,953	13,355
100k Milestone Gift	4,426	7,761	10,726	7,761
EBITDA ex-Gift	$(56,153)	$(44,570)	$(144,715)	$(130,924)

Total revenues	$1,094,854	$534,921	$2,836,309	$1,370,629
EBITDA Margin ex-Gift	(5.1)%	(8.3)%	(5.1)%	(9.6)%

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

A reconciliation of adjusted net loss to net loss attributable to Carvana Co., the most directly comparable GAAP measure, and the computation of adjusted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to Carvana Co.	$(39,017)	$(16,042)	$(94,176)	$(33,050)
Net loss attributable to non-controlling interests	(53,227)	(48,377)	(144,723)	(135,291)
Dividends on Class A convertible preferred stock	—	(1,230)	—	(3,950)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	—	(1,380)
100k Milestone Gift	4,426	7,761	10,726	7,761
Adjusted net loss attributable to Carvana Co. Class A common stock	$(87,818)	$(57,888)	$(228,173)	$(165,910)

Denominator:
Weighted-average shares of Class A common stock outstanding(1)	49,787	34,655	45,726	26,927
Adjustments:
Weighted-average assumed exchange of LLC Units for shares of Class A common stock	105,733	111,157	107,016	114,971
Adjusted shares of Class A common stock outstanding	155,520	145,812	152,742	141,898
Adjusted net loss per share	$(0.56)	$(0.40)	$(1.49)	$(1.17)
(1) Excludes approximately 0.8 million nonvested restricted stock awards and units and 1.2 million vested and nonvested stock options outstanding at September 30, 2019, because they were determined to be anti-dilutive. Excludes approximately 0.6 million nonvested restricted stock awards and units and 0.8 million vested and nonvested stock options outstanding at September 30, 2018, because they were determined to be anti-dilutive.

Liquidity and Capital Resources

General

Our principal sources of liquidity are cash generated from our operations and from financing activities. Cash generated from operating activities primarily includes cash derived from the sale of used retail vehicles, the sale of wholesale vehicles and proceeds from the sale of loans originated in connection with the sale of used vehicles. Cash generated from our financing activities primarily includes net proceeds from the issuance of equity instruments, net proceeds from our short-term revolving facilities, and net proceeds from issuance of long-term debt.

We have incurred losses each year from inception through September 30, 2019, and expect to incur additional losses in the future. Our ability to service our debt and fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control. On November 1, 2019, we amended the Floor Plan Facility to increase the capacity to $950.0 million to finance more vehicle inventory purchases. We have also funded some of our capital expenditures through long-term financing with lenders and other investors. We have historically entered into various agreements under which we sell the finance receivables we originate to financing partners, or as part of a securitization transaction. We believe that our existing sources of liquidity including future debt and equity financing will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion into new markets, construction of vending machines and IRCs and the timing and extent of our spending to support our technology and software development efforts. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Floor Plan Facility

We have a floor plan facility with a lender to finance our used vehicle inventory, which is secured by substantially all of our assets, other than our interests in real property (the "Floor Plan Facility"). The facility has a maturity date of October 31, 2020 and requires monthly interest payments on borrowings under the Floor Plan Facility. We most recently amended the Floor Plan Facility in November 2019 to, among other things, increase the available capacity to $950.0 million from $650.0 million, adding flexibility to acquire more vehicles from customers. The annual interest rate was reduced to one-month LIBOR plus 3.15% if the average outstanding balance on the Floor Plan Facility in the previous calendar month is greater than $500.0 million and otherwise remains unchanged from one-month LIBOR plus 3.40%. The amendment also requires that at least 7.5% of the total principal amount owed to the lender is held as restricted cash, a change from 5%.

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

As of September 30, 2019, the interest rate on the Floor Plan Facility was approximately 5.42%, we had an outstanding balance under this facility of approximately $243.0 million, unused capacity of approximately $407.0 million, and held approximately $12.2 million in restricted cash related to this facility.

Finance Receivable Facilities

In April 2019, we entered in a Loan and Security Agreement with Ally pursuant to which they agreed to provide a $300.0 million revolving credit facility (the "DART I Credit Facility") to fund certain automotive finance receivables originated by us. We can draw upon the DART I Credit Facility until April 17, 2020, and it has an annual interest rate of one-month LIBOR plus a spread ranging from 1.00% to 1.80%.

In May 2019, we entered into the Amended and Restated Loan and Security Agreement (the "A&R Loan and Security Agreement") in connection with the $350.0 million SART 2017-1 Credit Facility to fund certain automotive finance receivables originated by us. We can draw upon the SART 2017-1 Credit Facility until April 17, 2020, and we have an annual interest rate of one-month LIBOR plus 1.95%.

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

As of September 30, 2019, the DART I Credit Facility had an interest rate ranging between approximately 3.02% and 3.82%, and the SART 2017-1 Credit Facility had an interest rate of approximately 3.97%. We had an outstanding balance under the Finance Receivable Facilities of approximately $19.2 million, unused capacity of approximately $630.8 million, and held approximately $1.3 million in restricted cash related to these facilities.

We had the following liquidity resources available as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$94,943	$78,861
Availability under short-term revolving facilities (1)	408,544	253,601
Availability under sale-leaseback agreements (2)(3)	75,000	77,359
Committed liquidity resources available	$578,487	$409,821
(1) Based on pledging all eligible vehicles and finance receivables under the available capacity in the Floor Plan Facility and Finance Receivable Facilities.
(2) Under the Master Sale-Leaseback Agreement with VMRE, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. We are also party to other sale-leaseback arrangements.
(3) We had $177.7 million and $132.4 million of total unpledged gross real estate assets as of September 30, 2019 and December 31, 2018, respectively.

In addition, we had $10.6 million and $0.0 million of total unpledged beneficial interests in securitizations as of September 30, 2019 and December 31, 2018, respectively. On November 1, 2019, we amended our Floor Plan Facility to, among other things, increase the available capacity. Based on eligible inventory as of September 30, 2019, this would have added $73.6 million in available committed liquidity resources as of that date.

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

The Indenture governing the Senior Notes contains restrictive covenants that limit our ability to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on our ability to make intercompany payments, pay dividends and make other distributions in respect of our capital stock, redeem or repurchase our capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of September 30, 2019 we were in compliance with all covenants. See Item 1A - Risk Factors.

The outstanding principal of the Senior Notes, net of debt issuance costs and including the premium, was approximately $590.5 million as of September 30, 2019, of which $15.0 million was held by Verde Investments, Inc, an affiliate of DriveTime ("Verde").

Notes Payable

We have entered into promissory note and disbursement agreements to finance certain equipment for our transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two to five-year term and requires monthly payments. As of September 30, 2019, the outstanding principal of these notes had a weighted-average interest rate of 6.2% and totaled approximately $29.5 million, of which approximately $10.9 million is due within the next twelve months.

Other Real Estate Financing Transactions

We finance certain purchases and construction of our property and equipment through various sale and leaseback transactions. As of September 30, 2019, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms that expire in fifteen to twenty years. Some of the agreements are subject to renewal options of up to twenty years and base rent increases throughout the term. As of September 30, 2019, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, is approximately $91.2 million.

In November 2017, we entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which we may sell and lease back certain of our owned or leased properties and construction improvements. Under the MSLA, at any time we may elect to, and beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to, demand that we repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. Under the MSLA, the total sales price of properties we have sold and are leasing back at any point in time is limited to $75.0 million. As of September 30, 2019, we may sell and lease back $75.0 million of our property and equipment under the MSLA.

Beginning in August 2018, we have finance lease obligations to finance certain equipment for our transportation fleet. The leases have a weighted average fixed annual interest rate of 5.5%, a five-year term and require monthly payments. As of September 30, 2019, the outstanding amount of the leases is approximately $42.6 million, of which $9.4 million is due within the next twelve months.

Financing of Beneficial Interests in Securitizations

In June 2019, we entered into a secured borrowing facility through which we finance certain retained beneficial interests in securitizations whereby we sell such interests and agree to repurchase them for their fair value at a stated time of repurchase. We have retained certain beneficial interests in securitizations pursuant to our obligations as a sponsor under Risk Retention Rules.

As of September 30, 2019, we have pledged approximately $64.9 million of our beneficial interests in securitizations as collateral under the repurchase agreement with expected repurchases ranging from January 2026 to July 2026. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transaction. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of this facility, net of debt issuance costs, was approximately $63.1 million as of September 30, 2019.

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

During the nine months ended September 30, 2019 and 2018, we sold approximately $324.6 million and $521.7 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $752.6 million of unused capacity as of September 30, 2019.

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

During the nine months ended September 30, 2019, prior to the acquisition of the certificate in the trust, we sold approximately $139.3 million in principal balances of finance receivables under the 2017 Master Transfer Agreement. During the nine months ended September 30, 2018, we sold approximately $306.5 million in principal balances of finance receivables under the 2017 Master Transfer Agreement.

During the nine months ended September 30, 2019, prior to the certificate purchase, we also purchased finance receivables that we previously sold to the purchaser trust under the 2017 Master Transfer Agreement for a total price of approximately $127.7 million and immediately resold such finance receivables into a securitization transaction. This transaction was entered into in connection with the securitization transaction and was entered into independently from the terms of the 2017 Master Transfer Agreement.

The total gain related to finance receivables sold to financing partners under the MPSA, the 2017 Master Transfer Agreement and to investors in securitization transactions was approximately $39.8 million and $13.3 million during the three months ended September 30, 2019 and 2018, respectively, and $99.4 million and $35.7 million during the nine months ended September 30, 2019 and 2018, respectively.

Liquidity Upon Debt and Equity Offerings

On April 30, 2018, we completed a follow-on public offering of 6.6 million shares of our Class A common stock and received proceeds from the offering of approximately $172.3 million, net of underwriting discounts and commissions and offering expenses. On May 24, 2019, we completed a public equity offering of 4.2 million shares of our Class A common stock and received net proceeds from the offering of approximately $258.8 million, net of underwriting discounts and commissions and offering expenses. As part of the offering, we granted the underwriters a 30-day option to purchase all or part of approximately 0.6 million additional shares of Class A common stock. On June 20, 2019, the underwriters exercised their option in full for an additional $38.9 million in proceeds after offering expenses.

In September 2018, we issued our Senior Notes and received approximately $342.5 million in proceeds, net of debt issuance costs. In May 2019, we issued additional Senior Notes and received approximately $246.2 million, net of debt issuance costs and including premium.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(434,675)	$(263,875)
Net cash used in investing activities	(148,803)	(113,898)
Net cash provided by financing activities	603,243	648,915
Net increase in cash, cash equivalents and restricted cash	19,765	271,142
Cash, cash equivalents and restricted cash at beginning of period	88,709	187,123
Cash, cash equivalents and restricted cash at end of period	$108,474	$458,265

Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities was $434.7 million, an increase of $170.8 million compared to net cash used in operating activities of $263.9 million for the nine months ended September 30, 2018. Significant changes impacting net cash used in operating activities comparing the nine months ended September 30, 2019 and 2018 are as follows:

•Our net loss was $238.9 million during the nine months ended September 30, 2019, an increase of $70.6 million from a net loss of $168.3 million during the nine months ended September 30, 2018 primarily due to an increase in selling, general and administrative expenses associated with expansion to additional markets and expanding our corporate infrastructure.

•Net increase in vehicle inventory was $213.8 million during the nine months ended September 30, 2019 compared to a net increase in vehicle inventory of $110.3 million during the nine months ended September 30, 2018, resulting in a $103.5 million increase in use of cash related to our efforts to increase and optimize our inventory levels.

Investing Activities

Cash used in investing activities was $148.8 million and $113.9 million during the nine months ended September 30, 2019 and 2018, respectively, an increase of $34.9 million. The increase primarily relates to the increase in purchases of property and equipment of $44.2 million, reflecting the expansion of our business operations into new markets and construction of new vending machines and IRCs.

Financing Activities

Cash provided by financing activities was $603.2 million and $648.9 million during the nine months ended September 30, 2019 and 2018, respectively, a decrease of $45.7 million. The net decrease primarily relates to the following financing activities:

•Proceeds from the issuance of long-term debt decreased $28.8 million to $367.3 million from $396.2 million in the nine month periods ended September 30, 2019 and 2018, respectively, The decrease was primarily driven by the net proceeds from Senior Notes offering in May 2019 of $246.2 million compared to the net proceeds of $342.5 million from the September 2018 offering. This decrease was partially offset by the increase of $69.9 million in other long-term debt proceeds, primarily driven by entering into the financing of beneficial interests in securitizations during the nine month period ended September 30, 2019.

•Net increase of $140.7 million for cash used to repay short-term revolving facilities during the nine months ended September 30, 2019 compared to September 30, 2018 as a result of increased payments on and proceeds from the facilities by $1.9 billion and $1.8 billion, respectively.

These changes are offset by an increase in net proceeds from issuances of Class A common stock of $125.3 million as a result of the May and June 2019 issuances of Class A common stock for $297.6 million, net, compared to the follow-on offering in April 2018 of $172.3 million, net.

Contractual Obligations and Commitments

In September 2019, we entered into a lease for additional corporate office space in Tempe, Arizona. The lease payments will commence on the later of October 1, 2020 or six months following the date the lessor vacates the entirety of the premises and grants access to us. The initial lease term is for approximately 13 years and requires minimum future lease payments of approximately $132.4 million during the initial lease term.

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

Except as discussed above, we did not have any off-balance sheet arrangements as of September 30, 2019.

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

•the risks associated with the construction and operation of our IRCs, hubs and vending machines, including our dependence on one supplier for construction and maintenance for our vending machines;

•our ability to finance vending machines and IRCs;

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

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, except as disclosed under the heading "Risk Factors" in our Quarterly Report on Form 10-Q filed on May 8, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the nine months ended September 30, 2019, except as otherwise previously reported.

During the nine months ended September 30, 2019, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged approximately 5.2 million LLC Units and approximately 3.1 million shares of Class B common stock for approximately 4.1 million newly-issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Contribution Agreement

In connection with an ongoing commitment from the Company's Chief Executive Officer, Ernest Garcia III, related to the previously announced 100k Milestone Gift program, the Company and Mr. Garcia entered into a contribution agreement on November 5, 2019, under which Mr. Garcia will contribute to us 29,040 shares of our Class A common stock that he individually owns, at no charge. The contribution will take place on or about November 8, 2019 and is intended to fund restricted stock unit awards to certain employees of Carvana, LLC upon their satisfying applicable employment tenure requirements. Although we do not expect Mr. Garcia to incur any tax obligations related to the contribution, we have indemnified Mr. Garcia from any such obligations that may arise. The Contribution Agreement is filed herewith as Exhibit 10.1.

Floor Plan Facility Amendment

On November 1, 2019, we amended the Floor Plan Facility to increase the line of credit to $950.0 million, reduce the interest rate to one-month LIBOR plus 3.15% if the average outstanding balance on the Floor Plan Facility in the previous calendar month is greater than $500.0 million, and requires that at least 7.5% of the total principal amount owed to the lender is held as restricted cash. The amendment is filed herewith as Exhibit 10.2.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Contribution Agreement, filed herewith.
10.2 *	Eighth Amendment to the Amended and Restated Inventory Financing and Security Agreement, filed herewith.
10.3	Transfer Agreement, dated September 27, 2019 (incorporated by reference to Exhibit 99.1 to Carvana's Current Report on Form 8-K filed with the SEC on October 1, 2019).
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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

Date:	November 6, 2019	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)