Form 10-K
period 2019-12-31
CARVANA CO.
filed 2020-02-26
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes  ❑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ❑ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ❑ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ❑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of June 30, 2019, the aggregate market value of the common stock of the registrant held by non-affiliates was $3.1 billion based on the closing price of the common stock on the New York Stock Exchange on such date.
As of February 21, 2020, the registrant had 50,551,092 shares of Class A common stock outstanding and 101,212,613 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CARVANA CO.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

PART I

In this Annual Report on Form 10-K, "we," "our," "us," "Carvana," and "the Company" refer to Carvana Co. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•future financial position;

•business strategy;

•budgets, projected costs and plans;

•future industry growth;

•financing sources;

•the impact of litigation, government inquiries, and investigations; and

•all other statements regarding our intent, plans, beliefs, or expectations or those of our directors or officers.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

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

•our ability to protect our intellectual property, technology, and confidential information;

•our ability to defend against claims that our employees, consultants, or advisors have wrongfully used or disclosed trade secrets or intellectual property;

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

•the diversion of management’s attention and other disruptions associated with potential future acquisitions and strategic initiatives;

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

ITEM 1. BUSINESS.

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016 to complete an initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Carvana Co. Class A common stock trades on the New York Stock Exchange under the symbol "CVNA." See Note 1 to the consolidated financial statements included in Part II, Item 8 for additional information about our IPO and organizational transactions completed in connection with our IPO. Unless the context requires otherwise, references in this report to "Carvana," the "Company," "we," "us," and "our" refer to both Carvana Group and its consolidated subsidiaries prior to the IPO described in this report and to Carvana Co. and its consolidated subsidiaries following the IPO and organizational transactions completed in connection with our IPO.

Our Company

Carvana is a leading e-commerce platform for buying and selling used cars. We are transforming the used car buying and selling experience by giving consumers what they want—a wide selection, great value and quality, transparent pricing, and a simple, no-pressure transaction. Each element of our business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

We provide refreshingly different and convenient experiences for used car buying and selling that can save customers time and money. On our platform, consumers can research and identify a vehicle, inspect it using our patented 360-degree vehicle imaging technology, obtain financing and warranty coverage, purchase the vehicle, and schedule delivery or pick-up, all from their desktop or mobile devices. Alternatively, a customer can obtain a firm offer online for their vehicle by answering a few questions without needing to provide photos or service records. Our transaction technologies and online platform transform a traditionally time consuming process by allowing customers to secure financing, complete a purchase or sale, and schedule delivery or pick-up online in as little as 10 minutes.

Our technology and infrastructure allow us to seamlessly and cost efficiently deliver this experience to our customers. We use proprietary algorithms to optimize our nationally pooled inventory of over 25,000 vehicles, inspect and recondition our vehicles based on our 150-point inspection process, and operate our own logistics network to deliver cars directly to customers as soon as the next day. Customers in certain markets also have the option to pick up their vehicle at one of our patented vending machines, which provides an exciting pick-up experience for the customer while decreasing our variable costs, increasing scalability and building brand awareness.

The automotive retail industry’s large size, fragmentation, and lack of differentiated offerings present an opportunity for disruption. We have demonstrated that our custom-built business model can capitalize on this opportunity. From the launch of our first market in January 2013 through December 31, 2019, we purchased, reconditioned, sold, and delivered approximately 343,500 vehicles to customers through our website, generating approximately $7.3 billion in revenue. Our sales have grown as we have increased our market penetration in our current markets and added new markets. As of December 31, 2019, our in-house distribution network services 146 metropolitan markets, and we plan to continue to expand our network into additional markets.

Industry Background & Market Opportunity

Exceptionally Large and Fragmented Market

The U.S. automotive industry generated approximately $1.0 trillion in sales in 2018, according to the NADA Data 2018 report. This comprised roughly 20% of the U.S. retail economy and made it the largest consumer retail market in the United States according to the U.S. Census Bureau. Cox Automotive estimated 39.5 million used vehicle transactions in 2019.

The used car retail industry is highly fragmented. There were approximately 43,000 used car dealerships in the U.S. according to Borrell Associates' 2017 Outlook. As of 2018, the largest dealer brand commands approximately 1.8% of the U.S. market and the top 100 used car retailers collectively hold approximately 8.6% market share, according to Automotive News. Additionally, consumers are often dissatisfied with the car buying process. According to the 2019 Cox Automotive Car Buyer Journey Study, 61% of car buyers do not feel the shopping experience has improved, with paperwork and negotiations being the most frustrating parts of the purchase process.

The traditional used car retailing model is costly, operationally challenging and difficult to scale. Providing an end-to-end solution requires inspection, repair, reconditioning and showroom facilities, as well as inventory sourcing and financing capabilities, substantially all of which is traditionally done at each dealership location. According to publicly listed dealership filings, some full-service dealerships providing all of these services can require an initial investment of up to $22 million per dealership. Additional variable costs include the salaries of on-site employees, inventory financing fees, and vehicle transportation costs.

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

• range of taste in make, model, body style, price, year, mileage, color, drivetrain, and features;

• complex transaction often involving a vehicle trade-in, financing, and the purchase of add-on service products to protect the customer’s investment;

• reliance on third parties for critical business functions; and

• state and local regulatory variability.

The Way Consumers Buy Cars Is Changing

Historically, consumers discovered vehicles for sale through local print and broadcast media, as well as word of mouth, and would go to dealerships to educate themselves on potential purchases. However, consumers no longer rely solely on traditional media and dealerships to discover and research vehicles. According to a MediaPost article from April 2018, 91% of vehicle shoppers utilize the internet. In fact, the 2019 Car Buyer Journey report from Autotrader indicates that a typical used car buyer spends approximately nine hours researching his or her prospective car purchase online.

As e-commerce has become more established, reaching 11.2% of total retail sales in the U.S. during the first three quarters of 2019 according to the U.S. Census Bureau, consumers have become more comfortable buying taste-driven, higher-priced products such as consumer electronics and home furnishings online. Similarly, auto consumers are interested in e-commerce solutions for their car purchasing needs—83% of U.S. car buyers want to do one or more steps of the car purchasing process online, according to the 2019 Cox Automotive Future of Digital Retail Study.

What Auto Consumers Want

As a result of the unique aspects of purchasing a vehicle, consumers have a distinct set of expectations that are challenging for traditional used car retailers to address.

• Wide selection. Automobiles vary widely in model, style, color, age and price, and consumers exhibit differing tastes, style, and purchasing goals and budgets. This requires dealers to maintain a broad inventory and offer multiple financing, warranty and service plan choices.

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

• According to a 2019 Gallup Poll, only 53% of American consumers view the automotive industry positively. In addition, only 58% of people trust that used car dealerships can provide the best deal, according to the 2018 Cox Automotive Car Buyer Journey.

• Fast, simple purchasing process. Auto consumers want their transaction to be convenient, fair and on their own desired timeline.

• Buying a car at a traditional auto dealership is often a multi-part transaction including vehicle purchase, trade-in, financing and complementary products, and requires over two hours on average, according to the 2019 Car Buyer Journey report from Cox Automotive, and half of that is spent doing paperwork and negotiating.

Carvana’s Solution

In response to these evolving consumer needs, we built Carvana to provide a no-pressure, no-haggle experience with flexible and fast transactions. Consumers can research and identify a vehicle, inspect it using interactive high definition photography, obtain financing and warranty coverage, value their current vehicle, complete their purchase, and schedule delivery or pick up, all from our online platform. Our uniformed employees deliver cars to customers in branded haulers as soon as the next day, and we offer a seven-day return policy on all of our cars sold. The sales process we have built enables our customers to execute their purchases, once a car has been selected, in as little as 10 minutes and obtain a value for their current vehicle in as little as two minutes.

We aim to deliver the best selection, best value, and best experience for used car buyers and sellers.

The Best Selection

As of December 31, 2019, we offer all customers a nationally pooled inventory of over 25,000 high-quality used vehicles. We evaluate all of the vehicles that we own and offer for sale using our 150-point "Carvana Certified" inspection process, which we are able to perform at scale across our network of inspection and reconditioning centers ("IRCs"). Our customer research indicates that size and range of selection are primary determinants of where customers will transact. We use proprietary algorithms to optimize our inventory acquisition based on extensive used vehicle market and customer behavior data. Furthermore, our nationally pooled inventory system maximizes the breadth of vehicle selection for our customers in any given location. This results in a higher likelihood that customers are able to find the make, model, year, and color combination that they desire. In contrast, traditional dealerships are limited in range of selection because they typically optimize a local inventory of a few hundred vehicles at each dealership location, even if they own thousands of vehicles across multiple distributed locations.

The Best Value

Our proprietary technology and vertically integrated business model will allow us to enjoy a significantly lower variable cost structure at scale versus traditional dealerships and provide substantial value to our customers. We do not require a network of brick-and-mortar dealerships, staffed with sales personnel; instead, we utilize both an in-house logistics network and patented vending machines to facilitate vehicle delivery and pick-ups. These savings are passed on to the consumer through sales prices that are below industry averages. Additionally, we believe our pooled inventory approach will result in lower average days to sale than industry averages, which we expect will help improve margins due to decreased vehicle depreciation resulting in higher unit selling price. Furthermore, we are able to provide personalized and highly transparent financing terms based on basic customer information that results in faster transaction times, clear lending terms, and competitive interest rates.

The Best Experience

We aim to provide the best car buying and selling experience available for our customers through a fully integrated, convenient online experience. Our patented 360-degree vehicle imaging technology provides transparency by allowing customers to view vehicle features and imperfections. We also provide automated vehicle valuations for buying vehicles from customers with or without a retail purchase, automated financing, vehicle service contracts ("VSC"), GAP waiver coverage, and limited warranty. Customers can easily select among thousands of preapproved financing terms and receive approval in seconds.

We offer a premium fulfillment experience with pick-up and delivery options available, including pick-up at our vending machines in some markets. Our in-house customer advocates are available to answer customer questions that arise throughout the process. At every customer touch point, we strive to provide the level of customer service that makes purchasing a car from us an enjoyable, memorable experience. Finally, we offer seven-day return and 100-day warranty policies with every car we sell. We believe that our customers value the ease of use and transparency of our platform. They have responded favorably to our solution, as illustrated by the ratings we receive. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2019 based on over 45,000 satisfaction surveys we solicited from our inception through December 31, 2019. These positive reactions create opportunities for repeat customers and a strong referral network.

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

Purpose-Built Vertically Integrated E-commerce Platform

We built our used car e-commerce platform because we believe a lower and differentiated cost structure is critical to providing a seamless, best-in-class car buying and selling experience. We believe that traditional dealerships and other technology-enabled auto platforms do not provide this type of experience, and that our end-to-end model allows us to offer a superior solution while reducing our cost of operations and enhancing our ability to offer complementary products and services. Our vertically integrated platform gives us control of all critical operations and transaction elements, which facilitates a fast, simple, and consistent user experience. We control the algorithms that help determine the vehicles we make available to our customers, the prices of those vehicles, the financing terms, and VSC and GAP waiver coverage options available to our customers and the trade-in values we offer. Additionally, we control the logistics infrastructure that enables us to offer customers fast, specific, and reliable delivery and pick-up times. We have invested heavily in our custom designed website to provide a cutting-edge user interface, and have built a team of in-house customer advocates that is dedicated to providing first-rate customer service.

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

Scaled Used Vehicle Infrastructure

As of December 31, 2019, we leverage a network of seven IRCs and supporting software for our vehicle reconditioning and logistics activities that required significant investment in time and capital to develop. We believe these facilities at full utilization give us capacity to inspect and recondition approximately 350,000 cars per year. Our proprietary inventory management system and Transportation Management System ("TMS"), combined with our expertise and experience gained from operating these facilities, position us well to continue to build out additional reconditioning and distribution centers as needed.

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

Our ability to generate vehicle sales is a function of our market penetration in existing markets, the number of markets we operate in, and our ability to build and maintain our brand by offering great value, transparency and outstanding customer service. Since launching Carvana seven years ago, our growth strategy has vaulted us to being the third largest used automotive retailer in the U.S. for the year ended December 31, 2019. We plan to continue growing our vehicle unit sales, market penetration, number of markets, and complementary product revenues while enhancing competitive positioning by executing the following key elements of our growth strategy:

Increase Sales Through Further Penetration of Our Existing Markets

We believe that our markets are at an early stage of growth when measured by market penetration. Our growth continues to be driven by further market penetration in our existing markets. For the year ended December 31, 2019, our markets opened in 2013 through 2018, grew by 84%, our markets opened in 2013 through 2016 grew by nearly 50%, and our oldest market, Atlanta, grew by 18%, bringing its market penetration above 2.0% for the full year. We plan to continue marketing and actively building our brand image and awareness in existing markets by improving our operations, opening additional vending machines, and increasing our inventory size.

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

Optimize Our Inventory Selection

We will continue to optimize and broaden the selection of vehicles we make available to our customers. Expanding our inventory selection increases the likelihood that each visitor to our site finds a vehicle that matches his or her preferences and benefits all existing markets simultaneously due to our nationally pooled inventory model. Expanding our inventory selection depends on our ability to source and acquire a sufficient number of appropriate used vehicles, including acquiring more vehicles from customers, to develop processes for effectively utilizing capacity in our IRCs, and to hire and train employees to staff these centers. As we build out additional IRCs we will shorten the distance from our inventory pools to our customer's, reducing delivery times, which, all else equal, should increase conversions.

Continue to Innovate and Extend Our Technology Leadership

We will continue to make significant investments in improving and adding to our customer offering. We believe that the complexity of the automotive retail transaction provides substantial opportunity for technology investment and that our leadership and continued growth will enable us to responsibly invest in further separating ourselves from our competitors’ offerings. In addition to our own internal developments, we have acquired purpose-built technology from Carlypso, Car360, and Propel AI and hired employees from those companies. We believe each of these acquisitions and purchases not only extends our technology leadership but adds talented entrepreneurs to our team.

Continue to Enhance Our Mobile Sales Platform

We will continue investing in our mobile platform to enhance our customers’ ability to search for, research, finance, sell, and purchase vehicles entirely on mobile devices, including smartphones and tablets. According to J.D. Power 2017 New Autoshopper Study, 56% of auto research occurred on a mobile device. According to Statista, goods and services purchased via mobile devices by U.S. consumers totaled $207.2 billion in 2018, which accounted for 40% of total e-commerce. Growth in mobile-only sales depends on our ability to deliver an innovative, appealing mobile experience, as well as customers’ tastes for buying exclusively on mobile devices.

Develop Broad Consumer Awareness of Our Brand

We believe our brand development efforts will meaningfully impact our ability to acquire new customers. We intend to continue attracting new customers through advertising, public relations, customer referrals and customers selling us their vehicles. We also plan to build vending machines in additional markets to capitalize on word-of-mouth publicity in building awareness of our brand.

Generate Referrals and Repeat Customers

Our growth is enhanced by providing a superior customer experience, which drives our ability to generate customer referrals and repeat sales.

Develop New Products

We plan to continue leveraging our existing e-commerce and logistics infrastructure to increase monetization opportunities by introducing new complementary products and services. The car purchasing and ownership cycle provides many opportunities to add value for our customers and our technology expertise and process automation position us well to provide these services in unique and differentiated ways.

Customer Lifecycle

Search and Discovery. We have developed a mobile-optimized website, where prospective car buyers can immediately begin browsing, researching, filtering and identifying their choice from an inventory of over 25,000 vehicles that we offer for sale. We have also developed a series of innovative features to enhance the customer experience on our website and enable better product discovery, such as highly engaging visual imagery and merchandising, as well as easy-to-use site navigation tools and personalization features. We also integrate with various vehicle data providers for vehicle feature and option information as a research tool to assist our customers with their purchase decisions.

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

• Financing. We preapprove thousands of down payment and monthly payment combinations that allow customers to choose their preferred financing. Our website includes unique, highly engaging, and intuitive financing tools that are transparent and demonstrate the relationship between preapproved down payment, monthly payment, and term combinations. Our innovative financing tool allows borrowers to select an exact dollar payment plan based on thousands of permutations of APR, down payment, monthly payment, and term. Our customers can obtain a financing decision in seconds generated by our proprietary credit scoring and deal structuring algorithms for every car in our inventory. This involves a short process that only requires 11 fields to be completed and will not impact customers’ credit unless they complete a purchase and finance transaction.

• Complementary products. Our customers can further supplement their online vehicle purchase by electing to purchase a fully integrated VSC, or extended warranty. In order to help improve the transaction experience, we evaluate numerous options to ultimately provide each customer with personalized options for VSC and extended warranty plans that we believe will best meet their needs. Customers in most states financing their purchase with us are also offered GAP waiver coverage, customized by term length, during checkout.

• Sell a vehicle. For customers interested in trading-in or selling us their vehicle without the purchase of a retail vehicle, our online tool provides customers with an automated valuation of their existing vehicle that can be applied to any vehicle purchase or paid directly without an associated vehicle purchase. In either case, a customer can receive a firm offer for their vehicle from our site simply by answering a few questions about the vehicle condition and features. The customer can then schedule a time to have the vehicle picked up at their home and receive payment. This process eliminates the need to visit a dealership or negotiate a private sale.

• Documentation and payment. To further improve the ease of financing, complementary products, and trade-ins, we have developed a seamless, fully integrated online documentation process. We have established partnerships with several technology providers that allow for automated down payment, income verification, and payment processing through simple, easy to use tools, such as the ability to take pictures of required documents with a smartphone.

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

Post-sale customer support. Once customers have their car, our customer advocates manage the post-sale coordination and service call process including any claims from our standard 100-day / 4,189-mile "Worry Free Guarantee" and the seven-day return policy. Given the return rates we have seen and the cost to us of honoring the return policy, we believe the peace of mind our customers gain from our seven-day return policy supports the cost of this offering. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2019, based on over 45,000 satisfaction surveys we solicited from our inception through December 31, 2019. These positive reactions create opportunities for repeat customers and a strong referral network.

Vehicle Lifecycle

Vehicle Acquisition. We primarily acquire our used vehicle inventory through the large and liquid national used-car auction market and directly from customers when they trade in or sell us their vehicles. Acquiring directly from customers eliminates auction fees and provides more diverse vehicles. The remainder of our inventory is acquired from vehicle finance and leasing companies, rental car companies, and other suppliers. We use proprietary algorithms to determine which cars to bid on at auction and how much to bid. Our software sifts through over 100,000 vehicles per day and filters out vehicles with reported accidents, poor condition ratings, or other unacceptable attributes, and can evaluate the tens of thousands of potential vehicle purchases that remain per day, creating a competitive advantage versus in-person sourcing methods generally used by traditional dealerships. Once our algorithms have identified a suitable vehicle for purchase, bids are verified and executed by a centralized team of inventory-sourcing professionals. For vehicles sold to us through our website, we use proprietary algorithms to determine an appropriate offer. We assess vehicles on the basis of quality, inventory fit, consumer desirability, relative value, expected reconditioning costs, and vehicle location to identify what we believe represent the most in-demand and profitable vehicles to acquire for inventory. We utilize a broad range of data sources, including proprietary site data, and a variety of external data sources to support our assessments.

Inspection and Reconditioning. Once we acquire a vehicle, we leverage our in-house logistics or a vendor to transport the vehicle to one of our IRCs, at which point the vehicle is entered into our inventory management system. We then begin a 150-point inspection process covering controls, features, brakes, tires, and cosmetics. Each IRC includes trained technicians, vehicle lifts, paint-less dent repair, and paint capabilities and receives on-site support from vendors with whom we have integrated systems to ensure ready access to parts and materials. When an inspection is complete, we estimate the necessary reconditioning cost for the vehicle to be deemed "Carvana Certified" and expected timing to be made available for sale on our website.

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

Transportation and Fulfillment. Third-party vehicle transportation is often slow, expensive, and unreliable. To address these challenges, we built an in-house auto logistics network backed by a proprietary TMS to transport our vehicles nationwide. The system is based on a "hub and spoke" model, which connects all IRCs to vending machines and hubs via our owned and leased fleet of multi-car and single car haulers. Our TMS allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. We store inventory at our IRCs, and when a vehicle is sold, it is delivered directly to the customer or transported to a vending machine for pick-up by the customer. Due to our robust and proprietary logistics infrastructure, we are able to offer our customers and operations team highly accurate predictions of vehicle availability, minimizing unanticipated delays, and ensuring a seamless and reliable customer experience.

Markets and Population Coverage

As of December 31, 2019, we have an established logistics network and a local marketing presence in 146 major metropolitan cities and have purchased, reconditioned, sold, and delivered approximately 343,500 vehicles since the launch of our first market in January 2013. We initially launched in Atlanta, Georgia in 2013 and have since grown our network across the United States, adding two markets in 2014, six in 2015, 12 in 2016, 23 in 2017, 41 in 2018, and 61 in 2019. As of December 31, 2019, our 146 markets serviced 66.9% of the U.S. population compared to our 85 markets as of December 31, 2018, which serviced 58.6% of the U.S. population. We calculate our population coverage as the population in our open markets at the end of the period as a percentage of the total metropolitan statistical area ("MSA") population in the U.S., based on 2015 data from the U.S. Census Bureau. We are committed to providing an honest, transparent, and customer-centric used car buying and selling experience online, which is achieved through our hub and spoke market approach. While our entire inventory of vehicles is available for sale across the United States through our own network and third party delivery services, our focus is on serving our markets and providing the best possible car buying and selling experience to our customers at a low, transparent cost. Our established logistics network and ability to deliver or pick up any car in our inventory on Carvana-branded haulers to customers within our markets allow us to provide a low-cost, simple car buying and selling experience.

Marketing

We believe our customer base is relatively similar to the overall market for used cars at average price points of our vehicles, with a slight shift toward younger customers. Our sales and marketing efforts utilize a multi-channel approach, built on a seasonality-adjusted, market-based model budget. We utilize a combination of brand building as well as direct response channels to efficiently seed and scale our local markets. Our paid advertising efforts include, but are not limited to, advertisements through national and local television, search engine marketing, inventory site listing, retargeting, organic referral, display, out-of-home, digital radio, direct mail, and branded pay-per-click channels. We believe our strong customer focus ensures customer loyalty which will drive both repeat purchases and referrals. In addition to our paid channels, we intend to attract new customers through enhancing our earned media and public relations efforts and further investing in our patented vending machines.

Customer Advocates

We have a team of in-house customer support specialists who provide assistance 13 hours per day, seven days per week to our customers located nationwide. Operating as advocates, our specialists are available to assist customers with questions that arise throughout the car buying process. These advocates are available via web chat or telephone and help customers navigate the website, answer specific questions and assist in loan verification by working with our customers to establish proof of identity, income, and insurance. We take a consultative approach with our customers, offering live support and acting as a trusted partner to guide them through each phase of the purchase lifecycle. We are committed to providing our customers with the highest quality transaction experience and believe our advocates, who receive no commission income, are a meaningful reason why customers prefer transacting with us. The effectiveness of our model is reflected in the high ratings we receive from our customers and strong customer referrals. We focus on developing our advocates and providing them with the information and resources they need to offer exceptional customer service.

Competition

The U.S. used car marketplace is highly fragmented. There are approximately 43,000 used car dealerships in the United States according to Borrell Associates' 2017 Outlook, including approximately 27,000 independent dealerships. The largest dealer brand commands approximately 1.8% of the U.S. market and the top 100 used car retailers collectively hold approximately 8.6% market share, according to Automotive News. We believe the primary competitive factors in this market include transparency, convenience, price, selection, and vehicle quality. Our current competitors can be largely classified into the following segments:

• franchised dealerships – 37% of establishments;

• independent dealerships – 63% of establishments; and

• online dealerships/marketplaces.

A number of used vehicles are also bought and sold through privately negotiated transactions.

We believe that our vertically integrated business model provides a meaningful and sustainable competitive advantage.

Technology

Our business is driven by data and technology at all stages of the process, from inventory purchasing, reconditioning, photography, and annotation through online merchandising, sales, financing, trade-ins, logistics, and delivery. Carvana’s proprietary and exclusive-use technology portfolio includes:

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

• software libraries, development environments, and tools;

• services to allow customers to digitally sign contracts;

• customer service call center management software; and

• automation controls and software for the vending machine.

Organizational Structure

The following chart summarizes our organizational structure as of December 31, 2019. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:

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

(2) We have short-term revolving facilities with an aggregate borrowing capacity of $1.6 billion. One of the facilities is a floor plan facility used to finance our used vehicle inventory, which is secured by substantially all of our assets, other than our interests in real property. The other facilities finance our finance receivables held by wholly-owned bankruptcy remote subsidiaries by Carvana, LLC and are secured by those receivables. As of December 31, 2019, the outstanding balance under these facilities was approximately $568.8 million. See Note 9 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.

(3) In September 2018 and May 2019, we issued an aggregate of $600.0 million in senior unsecured notes due 2023 (the "Senior Notes"). The outstanding principal of the Senior Notes, net of unamortized debt issuance costs and premium, was approximately $591.1 million as of December 31, 2019. See Note 9 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.

Employees

As of December 31, 2019, we had 7,324 employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be strong.

Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets, patents, and contractual provisions and restrictions on access and use of our proprietary information and technology.

We hold twelve patents, which cover our vending machine technology, photo booth, website user interface technology, and imaging technology.

We have fifteen trademark registrations, including registrations for "Carvana," the Carvana logo, and various slogans.

We are the registered holder of a variety of domestic and international domain names, including "carvana.com."

In addition to the protection provided by our intellectual property rights, we generally enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors, and business partners. In addition, employees and contractors with inventive functions are subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our website.

In addition, we have a cross-license agreement with DriveTime Automotive Group, Inc. (we will refer to DriveTime Automotive Group, Inc. together with its subsidiaries and affiliates, other than us, as "DriveTime") pursuant to which DriveTime has obtained limited licenses to some of our intellectual property.

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

Government Regulation

Industry and Vehicle Dealer Laws and Regulations

Various aspects of our business are or may be subject to U.S. federal and state regulation. In particular, the advertising, sale, purchase, financing, and transport of used motor vehicles are highly regulated by states in which we do business and by the U.S. federal government. The regulatory bodies that regulate our business include the Consumer Financial Protection Bureau, the Federal Trade Commission, the United States Department of Transportation, the Occupational Health and Safety Administration, the Department of Justice, the Federal Communications Commission, various state dealer licensing authorities, various state consumer protection agencies, and various state financial regulatory agencies. We are subject to compliance audits of our operations by many of these authorities.

Certain states have concluded that our activities are subject to vehicle dealer licensing laws, requiring us to maintain a used vehicle dealer license in order to conduct business in that state. In certain other states, we have elected to obtain a used vehicle dealer license to maximize operational flexibility and efficiency and invest in relationships with state regulators. We have at least one licensed facility in Alabama, Arizona, California, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Massachusetts, Missouri, New Jersey, North Carolina, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, and Wisconsin.

Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. In addition, certain states require that finance companies in general and Carvana in particular file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. In certain other states, we have chosen to obtain such a license to invest in relationships with state regulators. We have obtained a sales finance license in Arizona, Delaware, Louisiana, Minnesota, New Mexico, Pennsylvania, and Texas, an installment seller license in Florida, Maryland, and New Jersey, and have filed consumer credit notices in Colorado, Indiana, Iowa, Kansas, Maine, Mississippi, Oklahoma, South Carolina, Utah, West Virginia, Wisconsin, and Wyoming.

Environmental Laws and Regulations

We are subject to a variety of federal, state, and local laws and regulations that pertain to the environment, such as compliance with regulations concerning, among other things, the operation of gasoline storage tanks, gasoline dispensing equipment, oil tanks, and paint booths. Our business involves the use, handling, and disposal of hazardous materials and wastes, including motor oil, gasoline, solvents, lubricants, paints, and other substances.

For a discussion of the various risks we face from regulation and compliance matters, see Item 1A "Risk Factors—Risks Related to Our Business—We operate in several highly regulated industries and are subject to a wide range of federal, state, and local laws and regulations. Changes in these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, results of operations, and financial condition."

Other Information

Carvana Co. was incorporated in Delaware on November 29, 2016. Our principal executive offices are located at 1930 W. Rio Salado Parkway, Tempe, Arizona and our telephone number is (480) 719-8809.

General information about us can be found at investors.carvana.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including Carvana Co.

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
We have not been profitable since our inception in 2012 and had an accumulated loss of approximately $936.3 million as of December 31, 2019. We incurred net losses of $164.3 million, $254.7 million, and $364.6 million in the years ended December 31, 2017, 2018, and 2019, respectively. We expect to make significant investments to further develop and expand our business and these investments may not result in increased revenue or growth on a timely basis or at all. In addition, as a public company, we have and will continue to incur significant legal, accounting, and other expenses. As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain profitability.
We expect to continue to incur losses as we invest in and strive to grow our business. We may incur significant losses in the future for a number of reasons, including slowing demand for used vehicles and our related products and services, increasing competition, weakness in the automotive retail industry generally, a decline in global financial conditions that negatively impacts economic activity and employment, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, and delays in generating revenue or profitability. If our rate of generating revenue slows, we may not be able to reduce costs in a timely manner because many of our costs are fixed. In addition, if we reduce variable costs to respond to losses, this may limit our ability to acquire customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
Our recent, rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.
In the calendar years 2017, 2018, and 2019, our revenue grew from $858.9 million, to $2.0 billion, to $3.9 billion, respectively. For our revenues to continue to increase, we need to successfully increase our penetration in existing markets, enter new markets, acquire more customers, gain repeat customers, and expand our brand awareness. The foregoing may not happen at all or may not happen as quickly as we expect. Our failure to successfully accomplish the foregoing would harm our business, financial condition, and results of operation.
We expect that, in the future, even if our revenue increases, our rate of growth may decline. In any event, we will not be able to grow as fast or at all if we do not:
•increase the number of unique visitors to our website and the number of customers;
•further improve the quality of our product offering, features, and complementary products and services;
•introduce high quality new products, services, and features; or
•acquire and recondition sufficient appropriate inventory with high enough quality and low enough cost to meet the increasing demand for our vehicles.
There can be no assurance that we will meet these objectives. We expect to continue to expend substantial financial and other resources on:
•marketing and advertising, including an increase to our television and streaming video advertising expenditures;
•expansion of our inventory; and
•general administration, including legal, accounting, internal audit, and other compliance expenses related to being a public company.
Our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have experienced significant growth in the number of users of our platform as well as the amount of data that we analyze. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to improve our operational, financial, and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork, and attention to the car-buying and car-selling experience for the consumer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ car-buying and car-selling experience and the quality of the vehicles we sell, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.
Our business has grown rapidly as additional customers have sold us their vehicles and purchased used vehicles and complementary products and services through our platform. However, our business is relatively new and has operated at substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time our investments that are intended to drive new customer traffic to our website may be less productive than expected. In the event of this or any other adverse developments, our continued success will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.
Our failure to maintain a reputation of integrity and to otherwise maintain and enhance our customer service quality and brand could adversely affect our business, sales, and results of operations.
Our business model is based on our ability to provide customers with a transparent and simplified solution to car buying and selling that will save them time and money. Accordingly, our ability to consistently deliver a high quality experience and our reputation as a company of integrity are critical to our success. If we fail to maintain the high standards on which our reputation is built, or if an event occurs that damages this reputation, it could adversely affect consumer trust and demand and have a material adverse effect on our business, sales, and results of operations. Even the perception of a decrease in the quality of our customer service or brand could impact results. Our high rate of growth and the operationally intensive aspect of our offering makes maintaining the quality of our customer experience a particularly difficult challenge.
Irrespective of their validity, complaints or negative publicity—about our business practices, our marketing, and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to users, our cyber-security measures and privacy practices and other aspects of our business—could diminish customer confidence in our platform and adversely affect our brand. The growing use of social media increases the speed with which information, misinformation, and opinions can be shared and thus the speed with which our reputation can be affected. If we fail to correct or mitigate misinformation or negative information about us, the vehicles we offer to sell or purchase, our customer experience, or any aspect of our brand, including information spread through social media or traditional media channels, it could have a material adverse effect on our business, sales, and results of operations.
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
We expect our quarterly results of operations, including our revenue, gross profit, and profitability, if any, and cash flow to vary significantly in the future based in part on, among other things, consumers’ car-buying patterns. Used vehicle sales exhibit seasonality with sales peaking late in the first calendar quarter (coinciding with the time when the federal government issues tax refunds) and diminishing through the rest of the year, with the lowest relative level of sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our sales patterns to date have been different from the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used-vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Historically, this has led our gross profit per unit to be higher on average in the first half of the year than in the second half of the year. Other factors that may cause our quarterly results to fluctuate include, without limitation:
•the timing of our sales of our finance receivables;
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
Through shared service and other agreements not negotiated at arm’s length, there were and are benefits to us from DriveTime’s expertise and economies of scale, and we continue to and may in the future utilize DriveTime and its affiliates for certain services and processes.
We were incubated by and may benefit from our relationship and a series of arrangements with DriveTime not negotiated at arm’s length, as DriveTime is controlled by our controlling shareholder who is also the father of our chief executive officer. Currently, many services that DriveTime historically provided to us (including certain accounting, finance, legal, human resources, payroll and benefits, tax, information technology, real estate, and inventory purchasing) are now provided by alternative vendors or have been brought in-house. Consequently, certain of our historical costs may not accurately reflect our future costs to the extent that DriveTime no longer provides us with such services or refuses to continue doing so at currently contracted-for prices.
For example, DriveTime built our IRCs in Georgia, Texas, Ohio, Tennessee, and New Jersey and is now our landlord at many such sites. Verde Investments, Inc. ("Verde"), an affiliate of DriveTime, leases to us our Arizona IRC. If we are unable to time-efficiently and cost-effectively construct or acquire additional IRCs in the future, our production capacity may not be sufficient to satisfy customer demand. In addition, we lease many of our hubs from DriveTime. If we cannot similarly lease space for new hubs or IRCs from DriveTime at prices consistent with their historical prices, or at all, we may not be able to expand production or penetration into markets as quickly as we have historically and we may incur additional costs in such expansion.
We continue to engage DriveTime, its affiliates, and other entities controlled by our controlling shareholder to provide us with certain services, including the administration of certain VSCs, GAP waiver coverage, and other related products sold to our customers. We also continue to utilize DriveTime for certain information technology systems and services. For example, we rely on DriveTime’s inventory management system to support our revenue recognition process. Should DriveTime fail to adequately perform any of these services or maintain these systems on terms or at prices consistent with their historical prices, or at all, our financial condition and results of operations may be adversely affected.
Additionally, DriveTime has in the past and may in the future purchase automotive finance receivables from us. However, there can be no assurance that they will do so on the same or similar terms, or at all. As a result, our historical results may not be reflected in our future results.
Before and after we sell automotive receivables originated by us, DriveTime performs ongoing servicing and collections. If DriveTime is unwilling to enter into servicing arrangements for our future auto receivable facilities on terms or at prices consistent with their historical prices or at all, our revenues derived from the sale of those receivables may decline as a result. If DriveTime refuses to continue servicing and collecting on automotive finance receivables originated by us before we sell them, our ability to adequately prepare such receivables for sale may be adversely affected.
Our results of operations and financial condition are subject to management’s accounting judgments, estimates, and changes in accounting policies.
The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues, and expenses. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified several accounting policies as being "critical" to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain. These policies are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements included in this Annual Report on Form 10-K.
The implementation of new accounting requirements or other changes to U.S. generally accepted accounting principles could have a material adverse effect on our reported results of operations and financial condition.
We participate in a highly competitive industry; pressure from existing and new companies may adversely affect our business and operating results.
We face significant competition from companies that provide listings, information, lead generation, and car-buying and selling services designed to reach businesses and consumers and enable dealers to reach these consumers and inventory sources.
Our current and future competitors may include:
•traditional used vehicle dealerships that could increase investment in technology and infrastructure to compete directly with our online model;
•internet and online automotive sites that could change their models to directly compete with us, such as Amazon, Autobytel.com, AutoTrader.com, Cars.com, CarGurus.com, eBay Motors, Edmunds.com, Google, KBB.com, and TrueCar.com;
•providers of offline, membership-based car-buying services such as the Costco Auto Program;
•used vehicle dealers or marketplaces with e-commerce business or online platforms such as Shift, Fair, and Vroom; and

•automobile manufacturers such as Ford, General Motors, Hyundai, and Volkswagen that could change their sales models through technology and infrastructure investments.
We also expect that competitors, both new and existing, will continue to enter the online and traditional automotive retail industry with competing brands, business models, products, and services, which could make it difficult to acquire inventory, attract customers, and sell vehicles at a profitable price. For example, traditional vehicle dealerships could transition their selling efforts to the internet, allowing them to more efficiently sell vehicles across state lines and compete directly with our online offering and no-negotiating pricing model. There can be no assurance we will not experience competition from DriveTime, the company from which we were spun off and with which we currently have a number of business relationships. Furthermore, we have a cross-license agreement with DriveTime pursuant to which DriveTime has obtained limited licenses to some of our intellectual property. Additionally, existing e-commerce businesses, such as Amazon, could directly enter the online used vehicle market. Some of these companies have significantly greater resources than we do and may be able to provide customers access to a greater inventory of vehicles at lower prices or purchase vehicles from consumers at higher prices while delivering a competitive online experience.

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
Our current and potential competitors may have significantly greater financial, technical, marketing, and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their products and services. Additionally, they may have more extensive automotive industry relationships, longer operating histories, and greater name recognition than we have. As a result, these competitors may be able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns. If we are unable to compete with these companies, the demand for our used vehicles, products, and services could substantially decline.
Private plaintiffs and federal, state, and local regulatory and law enforcement authorities continue to scrutinize advertising, sales, financing, and insurance activities in the purchase, sale, and leasing of used vehicles. If, as a result, other automotive retailers adopt more transparent, consumer-oriented business practices, our differentiation versus those retailers could be reduced.
In addition, if one or more of our competitors, or DriveTime, were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future data providers, technology partners, or other parties with whom we have relationships, thereby limiting our ability to develop, improve, and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business, and financial results.
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

Our business is dependent upon access to desirable vehicle inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, or other factors, may have a material adverse effect on our business, sales, and results of operations.
We acquire vehicles for sale through numerous sources, including from wholesale auctions, directly from consumers, and from other retailers. There can be no assurance that the supply of desirable used vehicles will be sufficient to meet our needs. A reduction in the availability of or access to sources of desirable inventory could have a material adverse effect on our business, sales and results of operations.
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
Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have a material adverse effect on our business, sales, and results of operations.
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
Our ability to sell automotive finance receivables and generate gains on sales of these finance receivables may decline in the future; any material reduction could harm our business, results of operations, and financial condition.
We provide financing to customers and typically sell the receivables related to the financing contract. For example, we entered into an agreement in April 2019 pursuant to which financing partners renewed their commitment, agreeing to purchase additional automotive finance receivables we originate. As we use the available capacity under this agreement, we plan to enter into new arrangements to sell additional automotive finance receivables, including through securitizations. If we are no longer able to sell receivables to our financing partners for a variety of reasons, including because we reached our capacity under these or future arrangements, our financing partners exercised constructive or other termination rights before we reached capacity or we reached the scheduled expiration date of the commitment, and we are not able to enter into new arrangements on similar terms, we may not have adequate liquidity and our business, financial condition, and results of operations may be adversely affected.
Furthermore, if our financing partners cease to purchase these receivables, we could be subject to the risk that some of these receivables are not paid when due and we are forced to incur unexpected asset write-offs and bad-debt expense.
We depend on the sale of automotive finance receivables for a substantial portion of our gross profit.
In connection with the sale of used vehicles, many of our customers use our financing services to finance a portion of the purchase price of their vehicle. The prices we are able to charge for finance receivables that we sell are based on a variety of factors, including the terms and credit risk associated with the automotive finance receivables, the relationship between the interest rates we quoted the customer at the time they priced their financing and market and projected interest rates at the time we sell the finance receivables, the historical credit performance of the finance receivables we sell, financing partner, and securitization purchaser demand and other factors. If these variables or others were to change, we might be required to reduce our sale prices on finance receivables, sell fewer of them, or both, which could reduce our gains on sales of finance receivables. Any material reduction in our interest rate spread or gains on sale of finance receivables could have a material adverse effect on our business, results, of operations, and financial condition. Furthermore, customers may elect to finance their vehicle purchases through other parties who may be able to offer more attractive terms, in which case we would lose a source of what has historically been a significant portion of our gross profit.

Our ability to resell automotive finance receivables is dependent on our ability to originate desirable finance receivables. If customers or other parties provide us incorrect or fraudulent data, we may offer credit terms that do not align with customers’ credit profiles, and our operating results may be harmed.
We offer financing to our customers to facilitate their purchases of used vehicles. The terms of the financing we offer are dependent in part on our assessment of such customers’ credit-worthiness, which is based on data gathered from customers and other parties. If the information we rely on is inaccurate or fraudulent, we may offer inappropriate terms to our customers, resulting in originating receivables that we are unable to collect or sell because they are based on inaccurate credit profiles. Originating a material amount of receivables with inaccurate or fraudulent credit profiles could have a material adverse effect on our business, results of operations, and financial condition.
The success of our business relies heavily on our marketing and branding efforts, and these efforts may not be successful.
We believe that an important component of our growth will be the growth of visitors to our website. Because we are a consumer brand, we rely heavily on marketing and advertising to increase brand visibility with potential customers. We currently advertise through a blend of brand and direct advertising channels with the goal of increasing the strength, recognition, and trust in the Carvana brand and driving more unique visitors to our website. We recorded expenses of approximately $55.7 million, $111.2 million, and $204.0 million on advertising in the years ended December 31, 2017, December 31, 2018, and December 31, 2019, respectively.
Our business model relies on our ability to scale rapidly and to decrease incremental customer acquisition costs over time as we grow. If we are unable to recover our marketing costs through increases in customer traffic and in the number of transactions by users of our platform, if our advertising partners refuse to customize their products and services to accommodate our business model, if our advertising partners refuse to work with us at competitive rates or at all, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations, and financial condition.
We rely on internet search engines, vehicle listing sites, lead generators, automotive finance providers, and social networking sites to help drive traffic to our website, and if we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic would decline and our business would be adversely affected.
We depend in part on internet search engines (such as Google and Bing), vehicle listing sites (such as AutoTrader.com, CarGurus.com and TrueCar.com), lead generators, automotive finance partners, and social networking sites (such as Facebook) to drive traffic to our website. Our ability to maintain and increase the number of visitors directed to our website is not entirely within our control. Our competitors may increase their search engine optimization efforts and outbid us for placement on various vehicle listing sites or search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, if vehicle listing sites refuse to display any or all of our inventory in certain geographic markets, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Internet search engine providers could provide automotive dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website through internet search engines, vehicle listing sites, lead generators, automotive finance providers, or social networking sites could harm our business and operating results.
We operate in several highly regulated industries and are subject to a wide range of federal, state, and local laws and regulations. Changes in these laws and regulations, or our failure to comply, could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to a wide range of evolving federal, state, and local laws and regulations, many of which may have limited to no interpretation precedent as it relates to our business model. Our sale and purchase of used vehicles and related activities, including the sale of complementary products and services, are subject to state and local licensing requirements, state laws related to title and registration, state laws regulating the sale of motor vehicles and related products and services, federal and state laws regulating advertising of motor vehicles and related products and services, and federal and state consumer protection laws prohibiting unfair, deceptive or misleading practices toward consumers. Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety. The financing we offer to customers is subject to state licensing laws and to federal and state laws regulating the advertising and provision of consumer finance options, along with the collection of consumer credit and financial information. Regulators in jurisdictions where our customers reside but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations, and may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations. In the future, we may engage in different business activities or make changes to our business model that subject us to further state and federal regulation.

Our logistics operations, which we depend on to transport vehicles to and from auctions, our IRCs, our vending machines, our hubs and our customers, are subject to regulation by the DOT and by the states through which our vehicles travel. Transport vehicle dimensions, transport vehicle conditions, transported vehicle dimensions, driver alcohol, and drug testing and driver hours of service are also subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, condition, trailer length and configuration, methods of measurement, driver qualifications, or driver hours of service would increase our operating expenses and may adversely affect our financial condition, operating results, and cash flows. If we fail to comply with the DOT regulations or if those regulations become more stringent, we could be subject to increased inspections, audits, or compliance burdens. Regulatory authorities could take remedial action including imposing fines, suspending, or shutting down our in-house transportation operations. If any of these events occur, our financial condition, operating results, and cash flows would be adversely affected.
In addition to these laws and regulations that apply to our business operations, we are also subject to laws and regulations affecting public companies, including securities laws and NYSE listing rules. The applicability of these regulatory and legal compliance obligations is dependent on the evolving interpretations of these laws and regulations.
The violation of any of these laws or regulations could result in administrative, civil, or criminal penalties or in a cease-and-desist order against some or all of our business activities, any of which could damage our reputation and have a material adverse effect on our business, sales, and results of operations. Additionally, even an allegation that we violated these laws, by regulators, competitors, individuals, or consumers, could result in costly litigation with uncertain results. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.
This description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change.
Federal legislative and regulatory initiatives and reforms may result in an increase in the cost of regulatory compliance, a decrease in revenues, or result in changes to business practices that could have a material adverse effect on our results of operations. For example, changes in federal labor policy could lead to increased unionization efforts, which could increase labor costs, disrupt facility operations, and have a material adverse effect on our business, sales, and results of operations. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, decreased revenues, and increased expenses.
If we fail to comply with the Telephone Consumer Protection Act, we may face significant damages, which could harm our business, financial condition, results of operations, and cash flows.
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
The Telephone Consumer Protection Act (the "TCPA"), as interpreted and implemented by the FCC and U.S. courts currently imposes significant restrictions on the use of autodialed telephone calls, pre-recorded messages, and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including class actions. Statutory penalties for TCPA violations range from $500 to $1,500 per violation, which has been interpreted to mean per phone call or text.
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

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues.
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
The current geographic concentration where we provide services creates an exposure to severe weather, local economies, regional downturns, or catastrophic occurrences that may materially adversely affect our financial condition and results of operations.
As of the date of this report, we conduct business through eight IRCs located in Arizona, Georgia, Indiana, New Jersey, North Carolina, Ohio, Tennessee, and Texas, managing fulfillment to approximately 160 metropolitan areas across a substantial portion of the United States. We hold the significant majority of our inventory at these eight locations. Our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns and other unforeseen events or circumstances in those regions. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory and delays in the delivery of vehicles to our IRCs, hubs, vending machines, or customers.
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
Our insurance coverage may not be enough to protect us from all claims.
Our business exposes us to an inherent risk of potential liability claims. Although we maintain liability insurance for our directors and officers, auto liability, and loss due to cybersecurity incidents among various other policies, the coverage limits of these policies may not be adequate to cover all future claims. We may be unable to maintain sufficient liability or other commercial insurance on acceptable terms or at reasonable costs, and this insurance may not provide us with adequate coverage against potential liabilities. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition and results of operations. A liability claim, regardless of its merit or eventual outcome, could result in substantial costs to us, a substantial diversion of management attention and adverse publicity. A liability claim could also harm our reputation and result in a decline in revenues and an increase in expenses.

We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If such capital is not available to us, our business, operating results, and financial condition may be harmed.
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, build and maintain our inventory of quality used vehicles, develop new products or services (including vehicle-financing services) or further improve existing products and services, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. For example, the indenture governing our Senior Notes limits our ability and certain of our subsidiaries’ ability to, among other things, incur additional debt or issue preferred stock, create liens, pay dividends and make other distributions, redeem or repurchase stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Senior Unsecured Notes."
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
We enter into purchase agreements, buyer’s orders, retail installment contracts and other contracts with our customers that are generated automatically based upon information the customer enters into our website. The contracts are intended to comply with the applicable consumer lending and other commercial and legal requirements of the relevant jurisdictions. We face the risk, however, that the auto-generated forms may inadvertently contain errors or omissions or otherwise fail to comply with applicable regulations in a manner that would render such contracts unenforceable. For example, most jurisdictions impose a maximum interest rate cap that we can charge our customers. If we inadvertently or otherwise exceed the relevant cap, our retail installment contracts in such jurisdiction may be unenforceable, and in some instances, we may be required to pay damages or repay any financing charges previously collected. If a significant number of our retail installment contracts are rendered unenforceable, our financial condition and results of operations may be adversely affected.
We generally seek to sell automotive finance receivables to financing partners or in securitization transactions. The financing partners who agree to buy or fund our loans, and the documents governing our securitizations, require that we make certain representations about the enforceability or validity of those contracts. If these receivables do not meet the specified representations, we have in the past been, and may in the future be, forced to repurchase these receivables. If we sell a significant amount of receivables that do not meet the predetermined representations, we may be required to use cash on hand or to obtain alternative financing in order to repurchase them. Any significant repurchases could have a material adverse effect on our business, results of operations, and financial condition, and may jeopardize our ability to sell contracts to those or other financing partners or purchasers in the future.
We rely on our proprietary credit scoring model to forecast automotive finance receivable loss rates. If we are unable to effectively forecast loss rates, it may negatively impact our operating results.
We rely on our internally developed models to forecast loss rates of the automotive finance receivables we originate. If we rely on a model that fails to effectively forecast loss rates on receivables we originate, those receivables may suffer higher losses than expected. We generally seek to sell these receivables to financing partners or in securitization transactions. If the receivables we sell experience higher loss rates than forecasted, we may obtain less favorable pricing on the receivables we sell to those parties in the future and suffer reputational harm in the marketplace for the receivables we sell and our business, results of operations, and financial condition may be adversely affected. We hold receivables we originate on our balance sheet until we sell them to financing partners or in securitization transactions, and to the extent those receivables fail to perform during our holding period, they may become ineligible for sale. As a result, our business, results of operations, and financial condition may be adversely affected.
Because we rely on internal and external logistics to transport our inventory throughout the United States, we are subject to business risks and costs associated with the transportation industry. Many of these risks and costs are out of our control, and any of them could have a material adverse effect on our business, financial condition, and results of operations.
We rely on a combination of internal and external logistics to transport vehicles to and from wholesale auctions, IRCs, hubs, vending machines and our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, gasoline prices, recalls affecting our vehicle fleet, local and federal regulations, vehicular crashes, insufficient internal capacity, rising prices of transportation vendors, fuel prices, taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, disruption of our technology systems, equipment supply, equipment quality, and increasing equipment and operational costs. Our failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and distribution, which may adversely affect our operating results and financial condition.
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
We currently rely on agreements with lenders or institutional real estate investors to finance certain vending machines and IRCs, and may in the future rely on agreements with lenders or investors to finance real estate capital expenditures, including additional vending machines and inspection and reconditioning centers. If we are unable to enter into new financing agreements for such assets on favorable terms or at all, whether because of our financial and operating performance or for other reasons, our ability to construct and operate additional vending machines and IRCs would be adversely affected. New funding arrangements may be at higher interest rates than historical real estate financing or contain other less favorable terms. If realized, these financing risks, in addition to rising interest rates and changes in market conditions, could negatively impact our results of operations and financial condition.
We collect, process, store, share, disclose, and use personal information and other data. Our actual or perceived failure to protect such information and data, mitigate data loss, and prevent a cybersecurity or other incident could damage our reputation and harm our business and operating results.
We collect, process, store, share, disclose, and use sensitive information and other data provided by consumers and employees, including personally identifying information. We rely on encryption and authentication technology licensed from third parties to securely transmit and store such information. We also may share information with third-party service providers as part of our business operations. We expend significant resources to protect against both internal and external security breaches and may need to expend more resources in the event we need to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by consumers, employees, and vendors could harm our reputation and expose us to a risk of loss or litigation and possible liability, any of which could adversely affect our business and operating results.
Additionally, concerns about how we collect, protect, store, use, or disclose personal information, or other privacy related matters, even if unfounded, could harm our business and operating results.
We are subject to numerous federal, state, and local laws regarding privacy, cybersecurity and the collection, use, and disclosure of personal information and other data. The scope of these laws is changing. The laws are subject to differing interpretations, and both the laws and their interpretations are often inconsistent across jurisdictions. We are also subject to contractual requirements and others’ privacy policies that govern how we use and protect personal information and other data. They may be costly to comply with, and may conflict with other rules. These obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. New regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy- or cybersecurity-related obligations to consumers, employees, or other third parties, or our privacy- or cybersecurity-related legal obligations, or any compromise generally of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other customer or employee data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause consumers, employees, vendors, securitization investors, and receivable financing partners to lose trust in us, which could have an adverse effect on our business. If third-party service providers, developers, or other parties that we work with violate applicable laws, contractual assurances with us, or our policies, such violations may also put consumers’, employees’, third-party service providers’, or receivable financing partners’ information at risk and could in turn harm our reputation, business, and operating results.
A significant disruption in service on our website could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results, and financial condition.
Our brand, reputation, and ability to attract consumers depend on the reliable performance of our website and the supporting systems, technology, and infrastructure. We may experience significant interruptions to our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, computer viruses, or physical or electronic break-ins, could limit the availability of our inventory on our website and prevent or inhibit consumers from accessing our website. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.

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
Any errors, defects, disruptions, or other performance or reliability problems with our network operations could interrupt our customers’ access to our inventory and our access to data that drives our inventory purchase operations as well as cause delays and additional expense in arranging access to new facilities and services, any of which could harm our reputation, business, operating results, and financial condition.
Failure to adequately protect our intellectual property, technology, and confidential information could reduce our competitiveness and harm our business and operating results.
Our business depends on our intellectual property, technology, and confidential information, the protection of which is crucial to the success of our business. For example, we have developed proprietary algorithms to price the vehicles we purchase and sell, to determine the financing terms we offer customers, and to power our in-house logistics network. We rely on a combination of patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect these algorithms and our other intellectual property, technology, and confidential information. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring certain of our employees and consultants to enter into confidentiality and invention assignment agreements and certain third parties to enter into nondisclosure agreements. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by the employees and consultants. In addition, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software, and functionality, or to obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also limit the scope of our rights and inhibit us from preventing others from using our technology.
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
We may receive communications from patent holders alleging infringement of patents or other intellectual property rights or misappropriation of trade secrets, or offering licenses to such intellectual property. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. At any given time, we may be involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time.
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
•pay substantial damages or royalties to the party whose intellectual property rights we are alleged to be infringing, potentially including treble damages if the court finds that the infringement was willful;
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
We use open source software in our platform and expect to use open source software in the future. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, to re-engineer all or a portion of our technologies, or otherwise to be limited in the use or licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business and operating results.
Our business is sensitive to conditions affecting automotive manufacturers, including manufacturer recalls.
Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our sales and results of operations and could impact the supply of vehicles. Manufacturer recalls are a common occurrence that have accelerated in frequency and scope in recent years. Recalls and the increased regulatory scrutiny surrounding selling used vehicles with open safety recalls could adversely affect used vehicle sales or valuations, could cause us to temporarily remove vehicles from inventory, could cause us to sell affected vehicles at a loss, could force us to incur increased costs, and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, financial condition, and results of operations.
We rely on third-party technology to complete critical business functions. If that technology fails to adequately serve our needs and we cannot find alternatives, it may negatively impact our operating results.
We rely on third-party technology for certain of our critical business functions, including supply chain and inventory management, customer identity verification for financing, transportation fleet telemetry, network infrastructure for hosting the website and inventory data, software libraries, development environments and tools, services to allow customers to digitally sign contracts, customer service call center management software, automation controls and software for our vending machines, hosted telephony, human resource management, and security. If these technologies fail or we cannot maintain our relationships with the technology providers and we cannot find suitable alternatives, our financial condition and operation results may be adversely affected.
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
As a public company, we face increased legal, accounting, administrative, and other costs and expenses that we did not incur as a private company. We have incurred and expect to continue to incur significant costs related to operating as a public company. We are subject to the Securities Exchange Act of 1934, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board, and the listing requirements of the NYSE, each of which imposes additional reporting and other obligations on public companies.
These rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, have and will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements has and will continue to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition, and results of operations.
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
•potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect on our operating results;
•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former investors, or other third parties.
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and otherwise harm our business. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the write-off of goodwill, any of which could harm our financial condition. Any of these risks, if realized, could materially and adversely affect our business and results of operations.
We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are unfavorable to us, it could have a material adverse effect on our business, results of operations, and financial condition.
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
As of December 31, 2019, we may sell and lease back $75.0 million of our property and equipment under the agreement.
We may not be able to extend the November 2020 date in our master sale-leaseback agreement on similar terms or at all. If we are unable to extend that date, and we have insufficient funds or are unable to obtain financing to repurchase any sold properties upon the purchaser's demand that we repurchase sold properties, we may be required to vacate such properties. The cost of vacating the properties or repurchasing them may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Related to Our Organizational Structure
Our principal asset is our indirect interest in Carvana Group, and, accordingly, we depend on distributions from Carvana Group to pay our taxes and expenses, including payments under the Senior Notes and Tax Receivable Agreement. Carvana Group’s ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our indirect ownership of LLC Units of Carvana Group. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes, debt obligations, and operating expenses depends on the financial results and cash flows of Carvana Group and its subsidiaries and distributions we receive from Carvana Group. These taxes, obligations, and expenses include the following:
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
Operating expenses and other expenses. We also incur expenses related to our operations, including payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we may realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Under the terms of the LLC Operating Agreement, Carvana Group is obligated to make distributions to us for our payment obligations under the tax receivable agreement.
While we intend to cause Carvana Group to make distributions to us in an amount sufficient to fund these taxes, obligations, and expenses, Carvana Group’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Carvana Group is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Carvana Group insolvent. If we do not have sufficient funds to pay taxes, obligations or expenses, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. If we are unable to make payments under the Tax Receivable Agreement, those payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds.
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
As a result of a change in control or our election to terminate the Tax Receivable Agreement early, (1) we could be required to make cash payments to the LLC Unitholders that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and (2) we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.
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
•expiration of or detrimental changes in research and development tax credit laws; or
•changes in tax laws, regulations, or interpretations thereof.
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
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an "investment company" for purposes of the 1940 Act if it (1) is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an investment company, as such term is defined in either of those sections of the 1940 Act.
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
We intend to conduct our operations so that we will not be deemed to be an investment company. However, if we were deemed to be an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Our Liquidity
Our substantial indebtedness could adversely affect our financial flexibility and our competitive position and prevent us from fulfilling our obligations under our credit agreement.
As of December 31, 2019, we had outstanding, on a consolidated basis (1) $600.0 million aggregate principal amount of our Senior Notes, (2) $568.8 million aggregate principal amount of borrowings under our vehicle inventory financing and security agreement with Ally Financial, dated as of July 27, 2015 (as amended, the "Floor Plan Facility") and the Finance Receivable Facilities (as defined below), (3) $51.5 million aggregate principal amount of indebtedness represented by our finance lease agreements between us and providers of equipment financing, (4) $31.8 million aggregate principal amount of indebtedness represented by our promissory note agreements between us and providers of equipment financing, and (5) an outstanding balance of $85.0 million relating to secured borrowing facility through which we finance certain retained beneficial interests in our securitizations. Also, as of December 31, 2019, we had, on a consolidated basis, $177.2 million of other long-term debt related to our sale leaseback transactions. Our substantial indebtedness could have significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our current and future indebtedness, including our Senior Notes and Floor Plan Facility;
•increase our vulnerability to adverse changes in prevailing economic, industry, and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, the execution of our business strategy, and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•increase our cost of borrowing;
•restrict us from exploiting business opportunities;
•place us at a disadvantage compared to our competitors that have fewer debt obligations; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy, and other general corporate purposes.
We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements, and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry, and competitive conditions and to certain financial, business, economic, and other factors beyond our control.
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
Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry, and competitive conditions and by financial, business, and other factors beyond our control. Additionally, some of our debt accrues interest at a variable rate that is based on LIBOR or other market rates; if those market rates rise, so too will the amount we need to pay to satisfy our debt obligations. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which would also adversely affect our ability to incur additional indebtedness.
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
The phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.
On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase-out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts or enter into new ones and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.

Changes in capital markets could adversely affect our business, sales, results of operations, and financial condition.
Changes in the availability or cost of the financing to support the origination and sale of automotive finance receivables could adversely affect sales and results of operations. Among other programs, we may use securitization programs to fund many automotive finance receivables we originate. Changes in the condition of the securitization market could lead us to incur higher costs to access funds in this market or require us to seek alternative means to finance those originations that could be more expensive, which could have a material adverse effect on our business, sales, and results of operations.
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
We make various assumptions and judgments about the automotive finance receivables we originate and may provide an allowance for loan losses, value beneficial ownership interests, and estimate prepayment rates based on a number of factors. Although management may establish an allowance for loan losses, value beneficial ownership interests, and estimate prepayment rates based on analysis it believes is appropriate, this may not be adequate. For example, if economic conditions were to deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance or valuation may occur. Losses or prepayments in excess of expectations could have a material adverse effect on our business, results of operations, and financial condition.
Our securitizations may expose us to financing and other risks, and there can be no assurance that we will be able to access the securitization market in the future, which may require us to seek more costly financing.
We have securitized, and may in the future securitize, certain of our automotive finance receivables to generate cash. In such transactions, we convey a pool of automotive finance receivables to a special purpose vehicle, typically a trust that, in turn, issues certain securities. The securities issued by the special purpose vehicle are collateralized by the pool of automotive finance receivables. In exchange for the transfer of finance receivables to the special purpose vehicle, we typically receive the cash proceeds from the sale of the securities.
Although we successfully completed four securitizations in 2019, we can give no assurances that we will be able to complete additional securitizations if the securitization markets become constrained. In addition, the value of any securities that we may retain in our securitizations, including securities retained to comply with the Risk Retention Rules (defined below), might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or the financial markets. If it is not possible or economical for us to securitize our automobile finance receivables in the future, we would need to seek alternative financing to support our operations and to meet our existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our results of operations, financial condition, and liquidity.
Risk retention rules may increase our compliance costs, limit our liquidity and otherwise adversely affect our operating results.
Effective as of December 24, 2016, "risk retention" rules promulgated by U.S. federal regulators under the Dodd-Frank Act (the "Risk Retention Rules") require a "securitizer" or "sponsor" of a securitization transaction to retain, directly or through a "majority-owned affiliate" (each defined in the Risk Retention Rules), in one or more prescribed forms, at least 5% of the credit risk of the securitized assets. For the securitization transactions for which we have acted as "sponsor," we have sought and will likely continue to seek to satisfy the Risk Retention Rules by retaining a "vertical interest" (as defined in the Risk Retention Rules) through either a majority-owned affiliate (MOA) or directly on our balance sheet. In addition, we have and will likely continue to enter into arrangements to finance or monetize a portion of the retained credit risk in one or more prescribed forms under the Risk Retention Rules. In addition to the discussion in this section, see Note 2 — Summary of Significant Accounting Policies and Note 8 — Securitizations and Variable Interest Entities of the Notes to Consolidated Financial Statements included in Part I, Item I of this Form 10-K.
We have also participated in other structured program transactions that we have determined are not securitizations that require risk retention, and accordingly, we have not sought to comply with any Risk Retention Rules that would be applicable to securitization transactions. The Risk Retention Rules are subject to varying interpretations, and one or more regulatory or governmental authorities could take positions with respect to the Risk Retention Rules that conflict with, or are inconsistent with, the Risk Retention Rules as understood by or interpreted by us, the securitization industry generally, or past or current regulatory or governmental authorities. There can be no assurance that applicable regulatory or governmental authorities will agree with any of our determinations described above, and if such authorities disagree with such determinations, we may be exposed to additional costs and expenses, in addition to potential liability. Furthermore, we expect that compliance with the Risk Retention Rules (and other related laws and regulations), as currently understood by us, may entail the implementation of new forms, processes, procedures, controls, and infrastructure. Such implementation may be costly and may adversely affect our operating results.
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
The Garcia Parties together hold approximately 93% of the voting power of our outstanding capital stock through their beneficial ownership of our Class A and Class B common stock as of December 31, 2019. The Garcia Parties are entitled to ten votes per share of Class B common stock they beneficially own, for so long as the Garcia Parties maintain, in the aggregate, direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A Units were exchanged for Class A common stock). Our Class A common stock has one vote per share. So long as the Garcia Parties continue to beneficially own a sufficient number of shares of Class B common stock, even if they beneficially own significantly less than 50% of the shares of our outstanding capital stock, the Garcia Parties will continue to be able to effectively control our decisions. For example, if the Garcia Parties hold Class B common stock amounting to 25% of our outstanding capital stock, they would collectively control 77% of the voting power of our capital stock.
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
In addition, the Garcia Parties may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks. For example, the Garcia Parties could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. The Garcia Parties may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One of the Garcia Parties, Ernest Garcia II, is the chairman of the board of directors and controlling shareholder of DriveTime, which could compete more directly with us in the future. Our amended and restated certificate of incorporation provides that none of the Garcia Parties or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Garcia Parties also may pursue acquisition opportunities that may otherwise be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
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
Under the 2017 Omnibus Incentive Plan. We have reserved 14.0 million shares of Class A common stock for issuance under our 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). As of December 31, 2019 we have granted 0.7 million restricted stock awards and units and options to purchase 0.4 million shares of Class A common stock to certain consultants, directors, and employees. After considering the granted and forfeited awards, we have 10.8 million shares of Class A common stock available for future issuance under our 2017 Incentive Plan as of December 31, 2019.
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
•future announcements or press coverage concerning our business or our competitors’ businesses;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•the size of our public float;
•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations which adversely affect our industry or us;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•changes in senior management or key personnel;
•issuances, exchanges or sales, or expected issuances, exchanges, or sales of our capital stock;
•adverse resolution of new or pending litigation against us; and
•changes in general market, economic, and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, and responses to such events.
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
The price of our Class A common stock could decline if there are substantial sales of our Class A common stock (including sales of Class A common stock issuable upon exchange of LLC Units), particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our Class A common stock available for sale. As of December 31, 2019, we have 50.5 million shares of our Class A common stock outstanding. All of the shares of Class A common stock sold in our IPO and the follow-on offerings in April 2018 and May 2019 are available for sale in the public market. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.
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
We currently have no intention to pay dividends on our Class A common stock at any time in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our Board may deem relevant. Certain of our debt instruments contain covenants that restrict our ability and the ability of our subsidiaries to pay dividends and in the future we may enter into new instruments with similar covenants. In addition, despite our current indebtedness, we may still be able to incur additional debt in the future, and such indebtedness may restrict or prevent us from paying dividends on our Class A common stock.
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
Our amended and restated certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (the "DGCL"), and prevents us from engaging in a business combination with a person (excluding the Garcia Parties and their transferees) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained prior to the acquisition. These provisions could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions our stockholders desire, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.
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
With limited exceptions, the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. The forum selection clause in our certificate may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.
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
As a public entity in a highly digital world, we have been and in the future may be the subject of concerted efforts by profiteering short sellers to spread misinformation and misrepresentations in order to gain an illegal market advantage. In the past, the publication of intentional misinformation concerning Carvana by a disclosed short seller could be associated with the selling of shares of our common stock in the market on a large scale, resulting in a precipitous decline in the market price per share of our common stock. In addition, the publication of intentional misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition, and reputation.
While utilizing all available tools to defend ourselves and our assets against these short seller efforts, there is limited regulatory control, making such efforts an ongoing concern for any public company. While we move forward in our business development strategies in good faith, there are no assurances that we will not face more of these short sellers' efforts or similar tactics by bad actors in the future, and the market price of our common stock may decline as a result of their actions or the action of other short sellers.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Corporate Headquarters. We lease approximately 480,000 square feet of office space for our corporate headquarters at various locations in Tempe and Scottsdale, Arizona.

Other Facilities. We recondition, photograph, and store inventory at our IRCs, which are listed below with their locations. Each of the IRC facilities listed in the table below is leased under either an operating lease or sale and leaseback transaction.

List of IRC facilities (excludes unopened properties)

Operations	City
Georgia IRC	Winder, GA
New Jersey IRC	Delanco, NJ
Texas IRC	Blue Mound, TX
Arizona IRC	Tolleson, AZ
Indiana IRC	Greenfield, IN
Ohio IRC	Euclid, OH
Tennessee IRC	Nashville, TN
North Carolina IRC	Concord, NC

We use vending machines and hubs to deliver cars to customers. With the exception of a hub in Alabama, a vending machine in Pittsburgh, and assorted properties under construction, all of these locations are leased through an operating lease or a sale leaseback agreement accounted for as a finance transaction.

List of states with at least one hub or vending machine (excludes properties under construction)

Alabama Arizona California Colorado Connecticut Florida Georgia Illinois	Indiana Kansas Kentucky Maryland Massachusetts Michigan Minnesota Missouri	Nevada New Jersey New Mexico New York North Carolina Ohio Oklahoma Pennsylvania	South Carolina Tennessee Texas Utah Virginia Wisconsin Wyoming

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources.

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability, and validity of third party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On April 28, 2017, our Class A common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "CVNA." Prior to that time, there was no public market for our Class A common stock.

Our Class B common stock is not listed nor traded on any stock exchange.

Holders of Record

We are authorized to issue up to 500,000,000 shares of Class A common stock, up to 125,000,000 shares of Class B common stock and up to 50,000,000 shares of preferred stock. As of February 21, 2020, there were 72 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in "street name" accounts through brokers, banks, and other financial institutions. As of February 21, 2020, there were 11 shareholders of record of our Class B common stock.

Dividend Policy

We have not declared or paid any cash dividends on our Class A common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future. Holders of our Class B common stock are not entitled to receive dividends.

Stock Performance Graph

The following graph compares the total shareholder return from April 28, 2017, the date on which our Class A common shares commenced trading on the NYSE, through December 31, 2019 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index ("S&P 500") and (iii) the Standard and Poor's 500 Retailing Index ("S&P 500

Retailing Index"), assuming an initial investment of $100 on April 28, 2017 including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

Comparison of CVNA Cumulative Total Return Since IPO
$1,000
$750
$500
$250
$—
04/28/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
CVNA
S&P 500
S&P 500 Retailing Index

Recent Sales of Unregistered Securities

On November 6, 2018, as part of the consideration for the purchase of technology assets from Propel AI, Inc. ("Propel"), we issued 9,524 shares of Class A common stock pursuant to the asset purchase agreement by and between us and Propel. These shares were issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D. We registered these shares on December 3, 2018. On November 13, 2019, we issued the remaining 2,381 shares of Class A common stock pursuant to the asset purchase agreement. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

There were no unregistered sales of equity during the year ended December 31, 2019, except as described above and otherwise previously reported.

During the year ended December 31, 2019, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged 5.4 million LLC Units and 3.1 million shares of Class B common stock for 4.3 million shares of Class A common stock. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the following selected financial data in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands, except per share and selected other data)
Consolidated Statements of Operations Data:
Net sales and operating revenues	$3,939,896	$1,955,467	$858,870	$365,148	$130,392
Gross profit	$506,414	$196,709	$68,091	$19,197	$1,346
Net loss	$(364,639)	$(254,745)	$(164,316)	$(93,112)	$(36,780)

Net loss per share of Class A common stock, basic and diluted (1)(2)	$(2.45)	$(2.03)	$(1.31)	$(0.68)	$(0.27)

Selected Other Data:
Number of markets at period end	146	85	44	21	9
Retail units sold	177,549	94,108	44,252	18,761	6,523
Total gross profit per unit	$2,852	$2,090	$1,539	$1,023	$206

Consolidated Balance Sheets Data (at period end):
Total assets	$2,057,748	$991,013	$641,137	$335,833	$136,012
Short-term revolving facilities	$568,840	$196,963	$248,792	$165,313	$42,302
Long-term debt	$931,791	$436,482	$53,600	$5,461	$—
Class A Convertible Preferred Stock	$—	$—	$97,127	$—	$—
(1) Amounts for periods prior to the initial public offering have been retrospectively adjusted to give effect to 15.0 million shares of Class A common stock issued in the initial public offering and the Organizational Transactions, as discussed in Part II, Item 8 of this Form 10-K.
(2) During the fourth quarter of 2019, we reviewed the historical accounting for payments from Carvana Group to Carvana Co. to fund interest on the senior unsecured notes and identified an error associated with the allocation of net loss between Carvana Co. and non-controlling interests. We determined that the error was immaterial to prior period financial statements, and revised the 2018 financial information included in this table to reflect a decrease in net loss per share of Class A common stock, basic and diluted of $0.21. See Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information on the revision.

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

Overview

Carvana is a leading e-commerce platform for buying and selling used cars. We are transforming the used car buying and selling experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Each element of our business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

See Part I, Item 1 - "Business" for a detailed description and discussion of the Company's business.

Used Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the year ended December 31, 2019, the number of vehicles we sold to retail customers grew by 88.7% to 177,549, compared to 94,108 in the year ended December 31, 2018. During the year ended December 31, 2018, our retail units sold grew by 112.7% to 94,108, compared to 44,252 in the year ended December 31, 2017.

We view the number of vehicles we sell to retail customers as the most important measure of our growth, and we expect to continue to focus on building a scalable platform to increase our retail units sold. This focus on retail units sold is motivated by several factors:

•Retail units sold enable multiple revenue streams, including the sale of the vehicle itself, the sale of automotive finance receivables originated to finance the vehicle, the sale of VSCs, the sale of GAP waiver coverage, and the sale of vehicles acquired from customers.

•Retail units sold are the primary driver of customer referrals and repeat sales. Each time we sell a vehicle to a new customer, that customer may refer future customers and can become a repeat buyer in the future.

•Retail units sold are an important driver of the average number of days between when we acquire the vehicle and when we sell it. Reducing average days to sale impacts gross profit on our vehicles because used vehicles depreciate over time.

•Retail units sold allow us to benefit from economies of scale due to our centralized online sales model. We believe our model provides meaningful operating leverage in acquisition, reconditioning, transport, customer service, and delivery.

We plan to invest in technology and infrastructure to support growth in unit sales. This includes continued investment in our acquisition, reconditioning and logistics network, as well as continued investment in product development, and engineering to deliver customers a best-in-class experience.

Markets and Population Coverage

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

Our expansion model has enabled us to increase our rate of market openings in each of the past seven years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, 12 in 2016, 23 in 2017, 41 in 2018, and 61 in 2019,

bringing our total number of markets to 146 as of December 31, 2019. Our 61 market openings during 2019 increased the total percentage of the U.S. population serviced in our markets to 66.9% from 58.6% as of December 31, 2018. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan.

When we open a market, we commence advertising using a blend of brand and direct advertising channels. Our advertising spend in each market is approximately proportionate to each market’s population, subject to adjustments based on specific characteristics of the market, used vehicle market seasonality, and special events such as vending machine openings. This historically has led to increased market penetration over time following the market opening. We also advertise on national television to increase brand awareness. With our growth into new markets, national television advertising has become more economically efficient compared to purchasing several local television advertising campaigns.

Market Cohorts

Many of our markets are in a nascent stage, making company-wide measures potentially less informative than measurements of more seasoned markets. The majority of our markets opened in 2018 and 2019. The graphs below provide alternative metrics related to unit sales performance and customer acquisition costs, examining our progress based on when we commenced operations in the market.

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

The following graphs present market penetration and customer acquisition costs by cohort as a time series by quarters in operation. Markets are first grouped into cohorts based on the year in which they began local delivery operations, and then data is aligned by first-quarter-in-operation results; however we only display data for periods in which all markets were active. For example, the 2019 cohort presented below is two quarterly data points as of December 31, 2019 because no markets opened in the fourth quarter of 2019 and the markets opened in the third quarter of 2019 have only been open for two quarters. These data points for the 2019 cohort represent each market's results from its first and second quarters of operations and therefore includes data from each calendar quarter of 2019. We chose this approach because it avoids a number of base-effect distortions that can occur by including periods in which not all markets were open.

Market Penetration by Cohort

2.09%
2.00%
1.47%
1.00%
0.98%
0.56%
0.46%
0.35%
0.67%
—%
Est. Market Penetration
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28
Quarters in Operation
2013 Cohort
2014 Cohort
2015 Cohort
2016 Cohort
2017 Cohort
2018 Cohort
2019 Cohort

Advertising Expense per Unit Sold by Cohort
$15,000
$10,000
$5,000
$0
Advertising Expense per Unit Sold
$1,034
$1,082
$1,050
$807
$709
$1,323
$1,488
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28
Quarters in Operation
2013 Cohort
2014 Cohort
2015 Cohort
2016 Cohort
2017 Cohort
2018 Cohort
2019 Cohort

Our markets showed continued improvement in 2019 with penetration expanding in our existing markets and our newly launched markets off to the best start in our history. These trends have been supported by growing brand recognition, increasing word of mouth referrals, and internal improvements, including more extensive vehicle inventory and various mobile and desktop website enhancements. As markets mature, we generally see consistent declines in customer acquisition costs reflecting advertising expenditures being spread over an increased number of units sold. Cohorts have generally followed similar patterns of increased market penetration and declining advertising expense per retail unit sold as each cohort matures, which we believe illustrates the replicability of our model as we expand into new markets.

Our 2013 cohort, consisting of just our oldest market of Atlanta, continued to show impressive period-over-period unit growth of 18% and 8% in the year ended December 31, 2019 and in the fourth quarter of 2019, respectively, reaching market penetration in the fourth quarter of 2019 of 2.09% compared to 1.94% in fourth quarter of 2018. Additionally, our other market cohorts continue to grow quickly, leverage advertising costs, and with our continued increase in national television advertising, new markets are launching with lower customer acquisition costs. For example, as displayed in the graph above, our 2019 cohort had the lowest first and second quarter advertising expense per unit in our history, which we believe was due largely to the benefits of national advertising, along with larger average inventory size at launch and a constantly improving product offering.

Consistent with past years, we saw broad-based growth across all of our market cohorts during the year ended December 31, 2019 compared to the year ended December 31, 2018. Our 2013 cohort grew by 2,070 units, our 2014 cohort grew by 1,742 units, our 2015 cohort grew by 7,606 units, our 2016 cohort grew by 10,787 units, our 2017 cohort grew by 22,545 units, and our 2018 cohort grew by 17,239 units. During the year ended December 31, 2019, our 2019 cohort contributed 10,742 units, or approximately 6%, of total units sold. Out-of-market unit sales, which primarily consist of units sold in smaller cities and towns around our core markets, grew by 10,710 units during the year ended December 31, 2019 compared to the year ended December 31, 2018.

We continued to make progress on advertising expense per unit in our newer cohorts and saw our lowest initial customer acquisition cost within our 2019 cohort. At the same time we saw slightly higher advertising expense per unit in our three oldest cohorts due to increased marketing spending on buying cars from customers. During the year ended December 31, 2019, advertising expense per unit sold as a whole declined compared to the year ended December 31, 2018. We saw increases in our 2013 cohort to $564 from $462, our 2014 cohort to $783 from $728, and our 2015 cohort to $904 from $771, and declines in our 2016 cohort to $1,086 from $1,114, our 2017 cohort to $1,088 from $1,298, and our 2018 cohort to $1,405 from $1,717. During the year ended December 31, 2019, our 2019 cohort advertising expense per unit was $1,276, which was lower than the $1,717 advertising expense per unit that our 2018 cohort incurred during the year ended December 31, 2018.

Advertising costs outside of our markets, including production costs, pre-opening advertising costs and the portion of national television advertising representative of the population not served by an open market, totaled $48.4 million, $35.7 million, and $7.9 million during the years ended December 31, 2019, 2018, and 2017, respectively. We expect out-of-market sales and advertising to decline as a percent of total unit sales and advertising costs as we open more markets.

Revenue and Gross Profit

Our increased penetration in existing markets and expansion into new markets has led to growth in retail unit sales. We generate revenue on retail units sold from four primary sources: the sale of the vehicles, gains on the sales of loans originated to finance the vehicles, wholesale sales of vehicles we acquire from customers and sales of ancillary products such as VSCs, and GAP waiver coverage.

Our largest source of revenue, used vehicle sales, totaled $3.4 billion, $1.8 billion, and $796.9 million during the years ended December 31, 2019, 2018, and 2017, respectively. As we continue to increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase as we increase retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales includes sales of trade-ins and other vehicles acquired from customers and totaled $267.6 million, $73.6 million, and $28.5 million during the years ended December 31, 2019, 2018, and 2017, respectively. We expect wholesale sales to increase with retail units sold through trade-ins and as we expand our program of acquiring vehicles from customers who wish to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage and totaled $251.7 million, $96.8 million, and $33.4 million during the years ended December 31, 2019, 2018, and 2017, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During our growth phase, our highest priority will continue to be providing exceptional customer experiences, increasing our brand awareness and building an infrastructure to support growth in retail units sold. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies include the following:

•Increase the purchase of vehicles from customers. We plan to grow the number of vehicles that we purchase from our customers either as trade-ins or independent of a retail sale. This in turn will grow our wholesale business, provide additional vehicles for our retail business, which are more profitable compared to the same vehicle acquired at auction, and expand our inventory selection.

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

•Leverage existing IRC infrastructure. As we scale, we intend to more fully utilize the capacity in our eight existing IRCs, which collectively have capacity to inspect and recondition over 400,000 vehicles per year at full utilization.

•Increase utilization on logistics network. As we scale, we intend to more fully utilize our in-house logistics network to transport cars to our IRCs after acquisition from wholesale auctions or customers.

•Increase conversion on existing products.  We plan to continue to improve our website to highlight the benefits of our complementary product offerings, including financing, VSCs, GAP waiver coverage, and trade-ins.

•Add new products and services.  We plan to utilize our online sales platform to offer additional complementary products and services to our customers.

•Increase monetization of our finance receivables. We plan to continue selling finance receivables in securitization transactions and otherwise expand our base of financial partners who purchase the finance receivables originated on our platform to reduce our effective cost of funds.

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

Relationship with Related Parties

For discussion about our relationships with related parties, refer to Note 6 — Related Party Transactions of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual

Report on Form 10-K and our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

	Years Ended December 31,
	2019	2018	2017
Retail units sold	177,549	94,108	44,252
Number of markets	146	85	44
Average monthly unique visitors	5,132,492	2,280,376	1,033,372
Inventory units available on website	25,977	14,657	9,505
Average days to sale	62	64	91
Total gross profit per unit (incl. Gift)(1)	$2,852	$2,090	$1,539
Total gross profit per unit ex-Gift(1)	$2,883	$2,133	$1,539
(1) See below for further discussion of total gross profit per unit (incl. Gift) and total gross profit per unit ex-Gift.

Retail Units Sold

We define retail units sold as the number of vehicles sold to customers in a given period, net of returns under our seven-day return policy. We view retail units sold as a key measure of our growth for several reasons. First, retail units sold is the primary driver of our revenues and, indirectly, gross profit, since retail unit sales enable multiple complementary revenue streams, including financing, VSCs, GAP waiver coverage, and trade-ins. Second, growth in retail units sold increases the base of available customers for referrals and repeat sales. Third, growth in retail units sold is an indicator of our ability to successfully scale our logistics, fulfillment, and customer service operations.

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

Average Monthly Unique Visitors

We define a monthly unique visitor as an individual who has visited our website within a calendar month, based on data provided by Google Analytics. We calculate average monthly unique visitors as the sum of monthly unique visitors in a given period, divided by the number of months in that period. We view average monthly unique visitors as a key indicator of the strength of our brand, the effectiveness of our advertising and merchandising campaigns, and consumer awareness.

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

Total Gross Profit per Unit (incl. Gift)

We define total gross profit per unit as the aggregate gross profit in a given period, including Gift (as defined below), divided by retail units sold in that period including gross profit generated from the sale of the used vehicle, gains on the sales of loans originated to finance the vehicle, commissions on sales of VSCs, revenue from GAP waiver coverage, and gross profit generated from wholesale sales of vehicles.

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

Wholesale Vehicle Sales

Wholesale vehicle sales is equal to the aggregate proceeds we receive on vehicles sold to wholesalers. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade-in their existing vehicles when making a purchase from us. Factors affecting wholesale vehicle sales include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market.

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of loans we originate and sell in securitization transactions or to financing partners, commissions we receive on VSCs and sales of GAP waiver coverage. In 2016, we entered into a master dealer agreement with DriveTime, pursuant to which we receive a commission for selling VSCs that DriveTime administers. The commission revenues we recognize on VSCs depends on the number of retail units we sell, the conversion rate of VSCs on these sales, commission rates we receive, VSC early cancellation frequency and product features. The GAP waiver coverage revenue we recognize depends on the number of retail units we sell, the number of customers that choose to finance their purchases with us, the frequency of GAP waiver coverage early cancellation, and the conversion rate of GAP waiver coverage on those sales.

Beginning in 2019, we generally seek to sell the loans we originate to securitization trusts we sponsor and establish. The securitization trusts issue asset-backed securities, which are collateralized by the finance receivables that we sell to the securitization trusts. We also sell the loans we originate under a committed forward-flow arrangement with financing partners who acquire them at premium prices without recourse to us for their post-sale performance. Factors affecting revenue from these sales include the number of loans we originate, the average principal balance of the loans, the credit quality of the portfolio and the price at which we are able to sell them in securitization transactions or to financing partners.

The number of loans we originate is driven by the number of used vehicles sold and the percentage of our sales for which we provide financing, which is influenced by the financing terms we offer our customers relative to alternatives available to the customer. The average principal balance is driven primarily by the mix of vehicles we sell, since higher average selling prices typically mean higher average balances. The price at which we sell the loan is driven by the terms of our securitization transactions and forward-flow arrangement, applicable interest rates, and whether or not the loan includes GAP waiver coverage.

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

Wholesale Vehicle Gross Profit

Wholesale vehicle gross profit is the vehicle sales price minus our cost of sales associated with vehicles we sell to wholesalers. Factors affecting wholesale gross profit include the number of wholesale units sold, the average wholesale selling price of these vehicles, and the average acquisition price associated with these vehicles. Beginning in the second half of 2018, cost of sales includes the expense related to the 100k Milestone Gift, as described above.

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

Interest Expense

Interest expense includes interest incurred on our Senior Notes, including amounts due to Verde, our Floor Plan Facility and our Finance Receivable Facilities (all defined in Note 9 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K), as well as our notes payable, finance leases and long-term debt, which are used to fund general working capital, our inventory, our transportation fleet and certain of our property and equipment. Interest expense excludes interest incurred during various construction projects to build, upgrade, or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated lives of the related assets.

Results of Operations

	Years Ended December 31,
	2019	2018	Change	2017	Change

	(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$3,420,601	$1,785,045	91.6%	$796,915	124.0%
Wholesale vehicle sales	267,586	73,584	263.6%	28,514	158.1%
Other sales and revenues (1)	251,709	96,838	159.9%	33,441	189.6%
Total net sales and operating revenues	$3,939,896	$1,955,467	101.5%	$858,870	127.7%
Gross profit (incl. Gift):
Used vehicle gross profit	$237,855	$94,319	152.2%	$32,806	187.5%
Wholesale vehicle gross profit	16,850	5,552	203.5%	1,845	200.9%
Other gross profit (1)	251,709	96,838	159.9%	33,440	189.6%
Total gross profit	$506,414	$196,709	157.4%	$68,091	188.9%
Gross profit ex-Gift: (3)
Used vehicle gross profit ex-Gift	$242,947	$98,189	147.4%	$32,806	199.3%
Wholesale vehicle gross profit ex-Gift	17,208	5,685	202.7%	1,845	208.1%
Other gross profit (1)	251,709	96,838	159.9%	33,440	189.6%
Total gross profit ex-Gift	$511,864	$200,712	155.0%	$68,091	194.8%
Market information:
Markets, beginning of period	85	44	93.2%	21	109.5%
Market launches	61	41	48.8%	23	78.3%
Markets, end of period	146	85	71.8%	44	93.2%
Unit sales information:
Used vehicle unit sales	177,549	94,108	88.7%	44,252	112.7%
Wholesale vehicle unit sales	39,895	15,125	163.8%	6,509	132.4%
Per unit selling prices:
Used vehicles	$19,266	$18,968	1.6%	$18,009	5.3%
Wholesale vehicles	$6,707	$4,865	37.9%	$4,381	11.0%
Per unit gross profit (incl. Gift): (2)
Used vehicle gross profit	$1,340	$1,002	33.7%	$741	35.2%
Wholesale vehicle gross profit	$422	$367	15.0%	$283	29.7%
Other gross profit	$1,418	$1,029	37.8%	$756	36.1%
Total gross profit	$2,852	$2,090	36.5%	$1,539	35.8%
Per unit gross profit ex-Gift: (2)(3)
Used vehicle gross profit ex-Gift	$1,368	$1,043	31.2%	$741	40.8%
Wholesale vehicle gross profit ex-Gift	$431	$376	14.6%	$283	32.9%
Other gross profit	$1,418	$1,029	37.8%	$756	36.1%
Total gross profit ex-Gift	$2,883	$2,133	35.2%	$1,539	38.6%
(1) Other sales and revenues, including $59,677, $25,572, and $8,947, respectively, from related parties
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.
(3) Ex-Gift amounts exclude the expense related to the 100k Milestone Gift. See "Reconciliation of GAAP to Non-GAAP Financial Measures" for a reconciliation to the most directly comparable GAAP-based measure, when applicable.

Used Vehicle Sales

Fiscal 2019 Versus 2018. Used vehicle sales increased by $1.6 billion to $3.4 billion during the year ended December 31, 2019 compared to $1.8 billion during the year ended December 31, 2018. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 177,549 from 94,108 during the years ended December 31, 2019 and 2018, respectively. The increase in units sold was driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness, and customer referrals. The increase in unit sales was also driven by growth to 146 markets as of December 31, 2019 from 85 markets as of December 31, 2018. We anticipate that unit sales will continue to grow as we increase penetration in existing markets and continue to launch new markets. In addition, the average selling price of our retail units sold increased to $19,266 in the year ended December 31, 2019 from $18,968 in the prior year, due primarily to more vehicles acquired from customers, resulting in more desirable vehicles available and increased sale prices.

Fiscal 2018 Versus 2017. Used vehicle sales increased by $988.1 million to $1.8 billion during the year ended December 31, 2018 compared to $796.9 million during the year ended December 31, 2017. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 94,108 from 44,252 during the years ended December 31, 2018 and 2017, respectively. The increase in units sold was driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness, and customer referrals. The increase in unit sales was also driven by growth to 85 markets as of December 31, 2018 from 44 markets as of December 31, 2017. In addition, the average selling price of our retail units sold increased to $18,968 in the year ended December 31, 2018 from $18,009 in the prior year, due primarily to a shift in inventory mix.

Wholesale Vehicle Sales

Fiscal 2019 Versus 2018. Wholesale vehicle sales increased by $194.0 million to $267.6 million during the year ended December 31, 2019, compared to $73.6 million during the year ended December 31, 2018. We primarily obtain our wholesale inventory by acquiring vehicles from customers. As our retail unit sales have increased, so have the trade-ins we receive. Moreover, during the year ended December 31, 2019, we also acquired more vehicles from customers who did not purchase a retail unit from us. In addition, the average selling price of our wholesale units sold increased to $6,707 during the year ended December 31, 2019 from $4,865 during the year ended December 31, 2018, due primarily to the mix of vehicles acquired from customers.

Fiscal 2018 Versus 2017. Wholesale vehicle sales increased by $45.1 million to $73.6 million during the year ended December 31, 2018, compared to $28.5 million during the year ended December 31, 2017. We primarily obtain our wholesale inventory by acquiring vehicles from customers. As our retail unit sales increased, so did the trade-ins we received. Moreover, during the year December 31, 2018, we also acquired more vehicles from customers who did not purchase a retail unit from us. In addition, the average selling price of our wholesale units sold increased to $4,865 during the year ended December 31, 2018 from $4,381 during the year ended December 31, 2017, due primarily to the mix of vehicles acquired from customers.

Other Sales and Revenues

Fiscal 2019 Versus 2018. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and sales of GAP waiver coverage. Other sales and revenues increased by $154.9 million to $251.7 million during the year ended December 31, 2019, compared to $96.8 million during the year ended December 31, 2018. This increase was primarily driven by the increase in retail units sold, which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales. The increase also includes an increase in interest income during the year ended December 31, 2019 from interest earned on finance receivables held on balance sheet prior to our securitization transactions throughout the year.

Fiscal 2018 Versus 2017. Other sales and revenues increased by $63.4 million to $96.8 million during the year ended December 31, 2018, compared to $33.4 million during the year ended December 31, 2017. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales. The increase also includes fees totaling approximately $6.3 million that we received during the year ended December 31, 2018 for structuring and participating in sales of pools of finance receivables that were executed to effect refinancings.

Used Vehicle Gross Profit

Fiscal 2019 Versus 2018. Used vehicle gross profit, including Gift, increased by $143.5 million to $237.9 million during the year ended December 31, 2019, compared to $94.3 million during the year ended December 31, 2018. Used vehicle gross profit ex-Gift, which excludes the impact of the 100k Milestone Gift on cost of sales, increased by $144.8 million to $242.9 million during the year ended December 31, 2019, compared to $98.2 million during the year ended December 31, 2018. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit, including Gift and used vehicle gross profit per unit ex-Gift to $1,340 and $1,368, respectively, for the year ended December 31, 2019 compared to $1,002 and $1,043 for the year ended December 31, 2018, respectively. The per unit increase was primarily driven by acquiring more vehicles from customers and incremental shipping revenue.

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

Wholesale Vehicle Gross Profit

Fiscal 2019 Versus 2018. Wholesale vehicle gross profit, including Gift, increased by $11.3 million to $16.9 million during the year ended December 31, 2019, compared to $5.6 million during the year ended December 31, 2018. Wholesale vehicle gross profit ex-Gift, which excludes the impact of the 100k Milestone Gift on cost of sales, increased by $11.5 million to $17.2 million during the year ended December 31, 2019, compared to $5.7 million during the year ended December 31, 2018. This increase was driven primarily by an increase in wholesale units sold to 39,895 during the year ended December 31, 2019 from 15,125 in the prior year, along with an increase in wholesale vehicle gross profit per wholesale unit, including Gift, and wholesale vehicle gross profit per wholesale unit ex-Gift to $422 and $431, respectively, for the year ended December 31, 2019 compared to $367 and $376 for the year ended December 31, 2018, respectively. The number of wholesale units sold and the per-unit increase was primarily due to acquiring more vehicles from customers, resulting in more and higher quality vehicles sold at auction.

Fiscal 2018 Versus 2017. Wholesale vehicle gross profit, including Gift, increased by $3.7 million to $5.6 million during the year ended December 31, 2018, compared to $1.8 million during the year ended December 31, 2017. Wholesale vehicle gross profit ex-Gift, which excludes the impact of the 100k Milestone Gift on cost of sales, increased by $3.8 million to $5.7 million during the year ended December 31, 2018, compared to $1.8 million during the year ended December 31, 2017. This increase was driven primarily by an increase in wholesale units sold to 15,125 during the year ended December 31, 2018 from 6,509 in the prior year, along with an increase in wholesale vehicle gross profit per wholesale unit, including Gift, and wholesale vehicle gross profit per wholesale unit ex-Gift to $367 and $376, respectively for the year ended December 31, 2018 from $283 for the year ended December 31, 2017.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Years Ended December 31,
	2019	2018	2017

	(in thousands)
Compensation and benefits (1)	$236,582	$131,714	$76,715
100k Milestone Gift	7,769	7,818	—
Advertising	204,020	111,229	55,697
Market occupancy (2)	21,251	12,097	6,222
Logistics (3)	58,050	35,197	14,384
Other (4)	259,045	127,203	70,382
Total	$786,717	$425,258	$223,400

(1) Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes, and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales, those related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets, and those related to the 100k Milestone Gift.
(2) Market occupancy costs includes occupancy costs of our vending machines and hubs. It excludes occupancy costs related to reconditioning vehicles which are included in cost of sales and the portion related to corporate occupancy which are included in other costs.
(3) Logistics includes fuel, maintenance, and depreciation related to operating our own transportation fleet and third party transportation fees, except the portion related to inbound transportation, which is included in cost of sales.
(4) Other costs include all other selling, general, and administrative expenses such as IT expenses, corporate occupancy, professional services and insurance, limited warranty, and title and registration.

Fiscal 2019 Versus 2018. Selling, general and administrative expenses increased by $361.5 million to $786.7 million during the year ended December 31, 2019 compared to $425.3 million during the year ended December 31, 2018. The increase was partially due to an increase in compensation and benefits of $104.9 million during the year ended December 31, 2019, which was primarily driven by expansion of our logistics, customer care, and market operations teams.

The increase in selling, general and administrative expenses was also partially due to an increase in advertising expense of $92.8 million to $204.0 million during the year ended December 31, 2019 compared to $111.2 million during the year ended December 31, 2018, primarily due to an increase in number of markets and related to increased advertising for buying cars from customers through national television and internet advertising. Market occupancy, logistics, and other overhead costs also increased during the year ended December 31, 2019 compared to the prior year primarily due to an increase in number of markets and units sold.

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

Advertising increased by $55.5 million to $111.2 million during the year ended December 31, 2018 compared to $55.7 million during the year ended December 31, 2017 primarily due to an increase in number of markets. Market occupancy, logistics and other overhead expenses also increased during the year ended December 31, 2018 compared to the prior year primarily due to an increase in number of markets.

Interest Expense

Fiscal 2019 Versus 2018. Interest expense increased by $55.6 million to $80.6 million during the year ended December 31, 2019 compared to $25.0 million during the year ended December 31, 2018. The increase is primarily due to the outstanding balance of the Senior Notes we issued in September 2018 and May 2019, which incurred interest expense of $44.3 million and

$8.6 million during the years ended December 31, 2019 and December 31, 2018, respectively. These amounts include related party interest expense of $1.3 million and $0.4 million for the years ended December 31, 2019 and December 31, 2018, respectively. Additionally, interest expense incurred on our short-term revolving facilities increased by $15.5 million to $25.2 million during the year ended December 31, 2019 compared to $9.7 million during the year ended December 31, 2018 due to an increase in the available capacity and resulting balance outstanding on our Floor Plan Facility, and due to the addition of our Finance Receivable Facilities, which we entered into in 2019. See Note 9 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information about our short-term revolving facilities.

Fiscal 2018 Versus 2017. Interest expense increased by $17.4 million to $25.0 million during the year ended December 31, 2018 compared to $7.7 million during the year ended December 31, 2017. The increase is primarily due to incurring $8.6 million of interest expense on the outstanding balance of the Senior Notes we issued in September 2018 during the year ended December 31, 2018. The increase in interest expense year over year is also partially due to increasing our borrowings under our Floor Plan Facility to expand the inventory we make available to customers. The remaining increase is due to an increase in interest expense incurred on finance leases and other long-term debt entered into throughout 2017 and 2018.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we also present the following non-GAAP measures: gross profit ex-Gift, gross profit per unit ex-Gift, EBITDA ex-Gift, EBITDA margin ex-Gift, adjusted net loss, and adjusted net loss per share. We believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures.

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

A reconciliation of the Gross Profit ex-Gift amounts to each corresponding gross profit amount, which are the most directly comparable GAAP measures and include expenses attributable to the 100k Milestone Gift, and calculations of each Gross Profit per Unit ex-Gift amount are as follows (dollars in thousands, except per unit amounts):

	Years Ended December 31,
	2019	2018	2017
Used vehicle gross profit	$237,855	$94,319	$32,806
100k Milestone Gift in used vehicle cost of sales	5,092	3,870	—
Used Vehicle Gross Profit ex-Gift	$242,947	$98,189	$32,806

Used vehicle unit sales	177,549	94,108	44,252
Used Vehicle Gross Profit per Unit ex-Gift	$1,368	$1,043	$741

Wholesale vehicle gross profit	$16,850	$5,552	$1,845
100k Milestone Gift in wholesale vehicle cost of sales	358	133	—
Wholesale Vehicle Gross Profit ex-Gift	$17,208	$5,685	$1,845

Wholesale vehicle unit sales	39,895	15,125	6,509
Wholesale Vehicle Gross Profit per Unit ex-Gift	$431	$376	$283

Total gross profit	$506,414	$196,709	$68,091
100k Milestone Gift in total cost of sales	5,450	4,003	—
Total Gross Profit ex-Gift	$511,864	$200,712	$68,091

Used vehicle unit sales	177,549	94,108	44,252
Total Gross Profit per Unit ex-Gift	$2,883	$2,133	$1,539

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

	Years Ended December 31,
	2019	2018	2017
Net loss	$(364,639)	$(254,745)	$(164,316)
Depreciation and amortization expense	41,265	23,539	11,568
Interest expense	80,606	25,018	7,659
100k Milestone Gift	13,219	11,821	—
EBITDA ex-Gift	$(229,549)	$(194,367)	$(145,089)

Total revenues	$3,939,896	$1,955,467	$858,870
EBITDA Margin ex-Gift	(5.8)%	(9.9)%	(16.9)%

Adjusted Net Loss and Adjusted Net Loss per Share

Adjusted net loss represents net loss attributable to Carvana Co. assuming the full exchange of all outstanding LLC Units for shares of Class A common stock and excluding the compensation expense associated with the 100k Milestone Gift. Adjusted net loss per share is calculated by dividing adjusted net loss by the weighted-average shares of Class A common stock outstanding assuming (i) the full exchange of all outstanding LLC Units, (ii) shares issued in the IPO were outstanding for the entire period presented, and (iii) outstanding LLC Units immediately following the Organizational Transactions related to our IPO, including conversion of the Class C Redeemable Preferred Units, were outstanding for all periods prior to the IPO.

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

A reconciliation of adjusted net loss to net loss attributable to Carvana Co., the most directly comparable GAAP measure, and the computation of adjusted net loss per share are as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to Carvana Co.(1)	$(114,659)	$(55,476)	$(62,841)
Net loss attributable to non-controlling interests(1)	(249,980)	(199,269)	(101,475)
Dividends on Class A convertible preferred stock	—	(4,206)	(413)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	(1,380)	(1,237)
100k Milestone Gift	13,219	11,821	—
Adjusted net loss attributable to Carvana Co. Class A common stock	$(351,420)	$(248,510)	$(165,966)

Denominator:
Weighted-average shares of Class A common stock outstanding(2)(4)	46,847	30,043	15,241
Adjustments:
Weighted-average assumed exchange of LLC Units for shares of Class A common stock (3)	106,623	113,722	121,618
Adjusted shares of Class A common stock outstanding	153,470	143,765	136,859
Adjusted net loss per share	$(2.29)	$(1.73)	$(1.21)

(1) During the fourth quarter of 2019, we reviewed the historical accounting for payments from Carvana Group to Carvana Co. to fund interest on the senior unsecured notes and identified an error associated with the allocation of net loss between Carvana Co. and non-controlling interests. We determined that the error was immaterial to prior period financial statements, and revised the 2018 financial information included in this table to reflect a decrease in net loss attributable to Carvana Co. of approximately $6.3 million and an increase in net loss attributable to non-controlling interests of approximately $6.3 million. See Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information on the revision.
(2) Amounts for periods prior to the initial public offering have been retrospectively adjusted to give effect to 15.0 million shares of Class A common stock issued in the initial public offering.
(3) Amounts for periods prior to the initial public offering have been retrospectively adjusted to include all LLC units outstanding at the initial public offering, including conversion of the Class C Redeemable Preferred Units into Class A Units on a one-for-one basis. Also assumes exchange of all outstanding LLC Units for shares of Class A common stock during each period presented.
(4) Excludes approximately 0.9 million, 0.8 million, and 0.4 million nonvested restricted stock awards and units outstanding at December 31, 2019, 2018, and 2017, and 1.1 million, 0.9 million, and 0.8 million vested and nonvested stock options outstanding at December 31, 2019, 2018, 2017, respectively, because they were determined to be anti-dilutive.

Liquidity and Capital Resources

We generate cash from the sale of used retail vehicles, the sale of wholesale vehicles, and proceeds from the sale of finance receivables originated in connection with the sale of used vehicles. We generate additional cash flows through our financing activities including our short-term revolving inventory and finance receivable facilities, real estate and equipment financing, the issuance of long-term notes, and new issuances of equity. Historically, cash generated from financing activities has funded growth and expansion into new markets and strategic initiatives and we expect this to continue in the future.

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion into new markets, construction of vending machines and IRCs, and the timing and extent of our spending to support our technology and software development efforts.

We had the following liquidity resources available as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$76,016	$78,861
Availability under short-term revolving facilities (1)	279,080	253,601
Availability under sale-leaseback agreements(2)(3)	104,680	77,359
Committed liquidity resources available	$459,776	$409,821
(1) Based on pledging all eligible vehicles and finance receivables under the available capacity in the Floor Plan Facility and Finance Receivable Facilities, excluding the impact to restricted cash requirements. See Note 9 - Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information on our short-term revolving facilities.
(2) We have $75.0 million available for sale and lease back transactions under the Master Sale-Leaseback Agreement with VMRE, and an additional $29.7 million and $2.4 million as of December 31, 2019 and December 31, 2018, respectively, available under sale-leaseback arrangements with other parties.
(3) We have $158.7 million and $132.4 million of total unfunded gross real estate assets as of December 31, 2019 and 2018, respectively.

We also had $137.7 million of committed funds for future construction costs of four IRCs in process as of December 31, 2019. In addition, we had $13.5 million of total unpledged beneficial interests in securitizations as of December 31, 2019.

As of December 31, 2019 and 2018, our outstanding principal amount of indebtedness, including finance leases, was $1.5 billion and $641.1 million, respectively, summarized in the table below (in thousands). See Note 9 — Debt Instruments and Note 15 — Leases of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information on our debt and finance leases.

	December 31,
Asset-Based Financing:	2019	2018
Inventory	$515,487	$196,963
Finance receivables and beneficial interests	138,335	—
Transportation fleet (1)	73,369	45,822
Real estate (2)	187,082	48,303
Total asset-based financing	914,273	291,088
Senior unsecured notes (3)	600,000	350,000
Total debt	1,514,273	641,088
Less: unamortized premium and debt issuance costs (4)	(13,642)	(7,643)
Total debt, net	$1,500,631	$633,445
(1) Amount includes notes payable and finance leases.
(2) Amount includes real estate financing and notes payable.
(3) As of both December 31, 2019 and 2018, Verde held $15.0 million of the senior unsecured notes.
(4) The unamortized debt issuance costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on our consolidated balance sheets. Unamortized debt issuance costs related to revolving debt arrangements are presented within other current assets and other assets on our consolidated balance sheets. The unamortized premium is presented as an increase to the carrying amount of the senior unsecured notes on our consolidated balance sheets.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(757,134)	$(414,340)	$(199,924)
Net cash used in investing activities	(227,739)	(150,338)	(78,490)
Net cash provided by financing activities	1,014,623	466,264	416,087
Net increase (decrease) in cash and cash equivalents	29,750	(98,414)	137,673
Cash, cash equivalents, and restricted cash at beginning of period	88,709	187,123	49,450
Cash, cash equivalents, and restricted cash at end of period	$118,459	$88,709	$187,123

Operating Activities

Our primary sources of operating cash flows result from the sales of used retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the year ended December 31, 2019, net cash used in operating activities was $757.1 million, an increase of $342.8 million compared to net cash used in operating activities of $414.3 million for the year ended December 31, 2018, a further increase of $214.4 million compared to net cash used in operating activities of $199.9 million for the year ended December 31, 2017. The increases in our net cash used in operating activities were primarily due to our increased net losses as a result of increased selling, general and administrative expenses associated with our expansion and growth in additional markets. We have also continued to increase our use of cash related to our efforts to increase and optimize our inventory levels. Additionally we had increased cash used by originations and proceeds of finance receivables due to the timing of originations and subsequent sales. These increases in uses of cash were partially offset by net cash inflows associated with the change in accounts payable and accrued liabilities.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was $227.7 million, $150.3 million, and $78.5 million during the years ended December 31, 2019, 2018, and 2017, respectively, resulting in increases of $77.4 million and $71.8 million. The increases were primarily related to increases in purchases of property and equipment, specifically related to the construction of new IRCs and vending machines. Constructing new IRCs and vending machines allows us to recondition more vehicles and reach additional customers. To finance these investments we have entered into various financing transactions, such as sale-leasebacks. For the year ended December 31, 2019, the increase in capital expenditures was partially offset by principal payments received on beneficial interests in securitizations.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities.

Cash provided by financing activities was $1.0 billion and $466.3 million during the years ended December 31, 2019 and 2018, respectively, an increase of $548.4 million . The change primarily relates to the following financing activities:

•Net proceeds from sales of equity increased $125.3 million due to net proceeds from our follow-on offering of $297.6 million during the year ended December 31, 2019 compared to $172.3 million during the year ended December 31, 2018.

•Net proceeds and payments on our short-term revolving facilities increased by $2.6 billion and $2.3 billion, respectively, resulting in a net increase to sources of cash of $318.3 million related to these facilities during the year ended December 31, 2019 as compared to the year ended December 31, 2018. These increases were made possible by increasing the available capacity under our Floor Plan Facility in November 2018 and again in November 2019 and entering into our Finance Receivable Facilities during 2019. The increased use of both assisted in our ability to acquire more inventory and originate and hold more loans prior to their subsequent sale.

•Proceeds from long-term debt net of payments increased $62.9 million primarily as a result of financing our beneficial interests in securitizations during 2019 resulting in proceeds of $91.7 million and an increase in net cash generated from other long-term debt, excluding our senior unsecured notes, of $71.1 million, offset by a decrease in net proceeds from the issuance of our senior unsecured notes from $350.0 million in 2018 to 250.0 million in 2019.

Cash provided by financing activities was $466.3 million and $416.1 million during the years ended December 31, 2018 and 2017, respectively, an increase of $50.2 million. The net increase primarily related to the following financing activities:

•Net proceeds of approximately $342.5 million from the issuance of our senior unsecured notes during the year ended December 31, 2018.

•Net proceeds from sales of equity decreased $132.6 million due to receipt of net proceeds from our follow-on offering of $172.3 million during the year ended December 31, 2018 compared to net proceeds from our IPO and the sale of Class A Convertible Preferred Stock of $304.9 million during the year ended December 31, 2017.

•Proceeds from and payments on our Floor Plan Facility increased by $898.9 million and $1.0 billion, respectively, resulting in a net decrease to sources of cash of $135.3 million related to this facility during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

•Proceeds from long-term debt net of payments, decreased by $16.9 million year over year, primarily due to repurchasing the properties outstanding under our Master Sale-Leaseback agreement during the year ended December 31, 2018.

Contractual Obligations and Commitments

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of December 31, 2019 (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Floor Plan Facility(1)(2)	$515,487	$515,487	$—	$—	$—
Finance Receivable Facilities(1)(3)	53,353	53,353	—	—	—
Senior Notes(1)(4)	600,000	—	—	600,000	—
Notes payable	31,757	10,919	19,998	840	—
Financing of beneficial interests in securitizations(5)	84,982	26,885	39,824	18,273	—
Finance leases	51,473	11,561	23,000	16,345	567
Interest payments(4)(6)	222,231	57,516	110,754	53,950	11
Real estate financing(7)	234,792	10,785	21,638	22,312	180,057
Operating leases, non-related party	137,001	14,709	26,696	16,774	78,822
Operating leases, related party(8)	66,852	8,263	15,512	14,455	28,622
Real estate commitments(9)	295,424	210,654	5,586	10,889	68,295
Total	$2,293,352	$920,132	$263,008	$753,838	$356,374
(1) All debt arrangements above are discussed and defined in Note 9 — Debt Instruments, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2) Represents the principal amounts outstanding as of December 31, 2019. Due to the uncertainty of forecasting the timing of expected variable interest rate payments, interest payment amounts are not included in the table. Borrowings under the Floor Plan Facility are generally payable within five days of the sale of the underlying vehicle or fifteen days of the sale of the finance receivable originated in connection with the sale of the vehicle. In either case, the payment is expected to be within one year of December 31, 2019.
(3) Represents the principal amounts outstanding as of December 31, 2019. Due to the uncertainty of forecasting the timing of expected variable interest rate payments, interest payment amounts are not included in the table. Borrowings under the Finance Receivable Facilities are expected to be paid in the first fifteen days of each calendar month.
(4) Includes amounts due to a related party, as further discussed in Note 9 — Debt Instruments, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(5) The securitization trusts distribute payments directly to the lender related to our pledged beneficial interests in securitizations. These amounts represent anticipated principal amount reductions based on the expected timing of these payments. Due to the uncertainty of forecasting the expected interest payments, interest payment amounts are not included in the table.
(6) Represents fixed interest payments on our outstanding Senior Notes, notes payable, and finance leases.
(7) Excludes approximately $37.9 million of real estate financing related to IRCs under construction due to the uncertainty of the timing and financing payments as they are dependent on construction completion date and costs.
(8) Related party operating lease payments exclude rent payments due under the DriveTime Lease Agreement and the DriveTime Hub Lease Agreement for locations where we share space with DriveTime, as those are contingent upon the Company's utilization of the leased assets, and thus can vary, as further discussed in Note 6 — Related Party Transactions, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(9) Includes minimum rent payments for the executed operating lease for additional corporate headquarters space expected to commence in 2020, and minimum remaining fixed payments related to IRC and vending machine construction contracts, excluding variable installation costs, which fluctuate based on actual completion time.

Fair Value Measurements

We report money market securities, certain receivables, and beneficial interests in securitizations at fair value. See Note 17 — Fair Value of Financial Instruments, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which is incorporated into this item by reference.

Off-Balance Sheet Arrangements

In the ordinary course of business, we sponsor and engage in securitization transactions to sell our finance receivables to a diverse pool of investors. These securitizations involve unconsolidated variable interest entities in which we retain at least 5% of the credit risk of the underlying finance receivables by holding at least 5% of the notes and certificates issued by these entities. We are exposed to market risk in the securitization market. See Note 8 — Securitizations and Variable Interest Entities, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for further discussion regarding our transactions with unconsolidated variable interest entities.

Except as discussed above, we did not have any off-balance sheet arrangements as of December 31, 2019.

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

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to Note 2 — Summary of Significant Accounting Policies of the consolidated financial statements, appearing elsewhere in this document for more detailed information regarding our critical accounting policies.

Revenue Recognition

We sell used vehicles directly to our customers through our website. The price of used vehicles are set forth in the customer contracts at stand-alone selling prices which are agreed upon prior to delivery. We satisfy our performance obligation for used vehicle sales upon delivery when the transfer of title, risks and rewards of ownership, and control pass to the customer. We recognize revenue at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Our return policy allows customers to initiate a return during the first seven days after delivery. Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. The amount of consideration received for used vehicle sales includes noncash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received or financing has been arranged. Payments from customers that finance their purchases with third parties are typically due and collected within 30 days of delivery of the used vehicle. In future periods additional provisions may be necessary due to a variety of factors, including changing customer return patterns due to the maturation of the online vehicle buying market, macro- and micro-economic factors that could influence customer return behavior and future pricing environments. If these factors result in adjustments to sales returns, they could significantly impact our future operating results. Revenues exclude any sales taxes, title and registration fees, and other government fees that are collected from customers.

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

Customers purchasing used vehicles from us may enter into contracts for VSCs and, if they finance with us, GAP waiver coverage. The prices of VSCs and GAP waiver coverage are set forth in each contract. We sell and receive a commission on VSCs under a master dealer agreement with DriveTime, pursuant to which we sell VSCs that DriveTime administers and is the obligor. We receive a commission on GAP waiver coverage contracts where the administrator of the contract is obligated to reimburse the holder of the underlying finance receivable for a balance that is in excess of the value of the financed vehicle in the event of a total loss. We recognize commission revenue at the time of sale, net of a reserve for estimated contract cancellations. Our risk related to contract cancellations is limited to the commissions that we receive. Cancellations fluctuate depending on the customer-financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product. To the extent that actual experience differs from historical trends, there could be significant adjustments to our contract cancellation reserves. DriveTime administers a portion of the GAP waiver coverage contracts we sell to our customers. GAP waiver coverage contracts administered by DriveTime obligate whoever holds the underlying finance receivable to not attempt collection of a balance that is in excess of the value of the financed vehicle in the event of a total loss. DriveTime GAP waiver coverage is recognized as the performance obligation is satisfied over the period of coverage, generally on a straight-line basis over the expected period the outstanding balance of the related finance receivable will exceed the value of the financed vehicle, less a reserve for cancellations. Upon selling the corresponding finance receivable, we recognize any remaining deferred revenue. The reserve for cancellations of VSCs and GAP waiver coverage is estimated based upon historical experience and recent trends and is reflected as a reduction of other sales and revenues. Changes in these estimates are reflected as an adjustment to revenue in the period identified.

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

For transfers of financial assets that meet the above conditions for sale treatment, including in our securitization transactions, we record the gain on the sale of a finance receivable upon receipt of proceeds in an amount equal to the fair value of the net proceeds received less the carrying amount of the finance receivable. Sales of automotive finance receivables are contingent on customers meeting certain underwriting standards established by the investors purchasing the related automotive finance receivable. To the extent that automotive finance receivables sold do not meet these underwriting standards we could potentially be required to repurchase the receivable which could have a significant impact on the amount of gain or loss on finance receivable sales previously recognized.

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

We have made certain representations related to the sales of finance receivables. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the receivables would be accrued if probable and estimable in accordance with ASC 450, Contingencies. Any such obligations are considered in our determination of the accounting for the transfers of the finance receivables under ASC Topic 860, Transfers and Servicing of Financial Assets. The estimates and trends used have historically been effective in our determination of our valuation allowance.

Valuation of Inventory

Vehicle inventory consists of used vehicles, primarily acquired at auction and directly from customers. Direct and indirect vehicle reconditioning costs including parts and labor, inbound transportation costs and other incremental costs are capitalized as a component of inventory. Inventory is stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent market resources. Each reporting period we recognize any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of sales. To the extent that there are significant changes to estimated vehicle selling prices or decreases in demand for used vehicles, there could be significant adjustments to reflect our inventory at net realizable value.

Income Taxes

We account for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more likely than not that such assets will not be realized. In making the assessment under the more likely than not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. The assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods by jurisdiction, our experience with loss carryforwards not expiring unutilized, and all tax-planning alternatives that may be available. A valuation allowance is recognized if under applicable accounting standards we determine it is more likely than not that our deferred tax assets would not be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

Our primary market risk exposure related to our debt is changing LIBOR-based interest rates. We had total outstanding debt of $568.8 million under our short-term revolving facilities at December 31, 2019. Amounts outstanding under our short-term revolving facilities are generally due within one year and bear a variable interest rate of a fixed spread to the one-month LIBOR rate. At December 31, 2019, the applicable one-month LIBOR rate was 1.76%. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates would result in a change to annual interest expense of $5.8 million at December 31, 2019.

Our long-term debt, consisting of our senior unsecured notes, notes payable, and finance leases have fixed interest rates and terms, and as such, we consider the associated risk to our results of operations from changes in market rates of interest to be minimal.

We are also exposed to interest rate risk arising from market rate adjustments as they pertain to our securitization transactions. Future sales of our finance receivables may be affected by changes in market rates. We have managed this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, and may continue to do so in the future.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carvana Co. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity / members’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2020 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of ASC 842, Leases.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Gains on loan sales
As described further in Notes 2, 7, and 8 to the financial statements, the Company recognized gains on loan sales of approximately $137.3 million during the year ended December 31, 2019. The Company is party to various transfer agreements pursuant to which it sells finance receivables meeting specified underwriting criteria to certain financing partners. The Company also transfers its finance receivables in connection with asset backed securitization transactions. The Company determines the accounting for the transfers of its finance receivables under ASC 860, Transfers and Servicing of Financial Assets (“ASC 860”).

We determined gains on loan sales is a critical audit matter primarily because the related accounting guidance for transfers of finance receivables involves complex judgments and a legal opinion regarding isolation of the transferred finance receivables from the transferor.

Our audit procedures related to the transfers of finance receivables and related gain on loan sales included the following, among others:

• We tested the design and operating effectiveness of key controls relating to the transfers of finance receivables and related gains on loan sales;
• We tested the appropriateness of management’s accounting conclusions on the transfers of finance receivables by reading the various transfer agreements and legal opinions, provided by the Company’s external legal counsel, and compared the terms and conclusions to the criteria set forth in ASC 860;
• We tested a sample of finance receivable transfers to determine if the gain on loan sale was properly recognized, and the finance receivables were properly derecognized.

Going concern
As described further in Note 2 to the financial statements, the Company has incurred losses each year from inception through December 31, 2019, and expects to incur additional losses in the future. However, management believes, based on the Company’s operating plan, that current working capital and expected continued inventory and capital expenditure financing is sufficient to fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and execution uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

• We tested the design and operating effectiveness of key controls relating to the preparation of forecasted information and considerations of the Company’s obligations;
• We tested the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2015.

Phoenix, Arizona
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Carvana Co.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carvana Co. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 26, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Phoenix, Arizona
February 26, 2020

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$76,016	$78,861
Restricted cash	42,443	9,848
Accounts receivable, net	39,864	33,120
Finance receivables held for sale, net	286,969	105,200
Vehicle inventory	762,696	412,243
Beneficial interests in securitizations	98,780	—
Other current assets	52,654	23,582
Total current assets	1,359,422	662,854
Property and equipment, net	543,471	296,839
Operating lease right-of-use assets, including $44,583 and $0, respectively, from leases with related parties	123,420	—
Intangible assets, net	7,232	8,869
Goodwill	9,353	9,353
Other assets, including $6,138 and $1,895, respectively, due from related parties	14,850	13,098
Total assets	$2,057,748	$991,013
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $9,549 and $3,891, respectively, due to related parties	$234,443	$121,415
Short-term revolving facilities	568,840	196,963
Current portion of long-term debt	48,731	11,133
Other current liabilities, including $4,518 and $0, respectively, from leases with related parties	12,856	—
Total current liabilities	864,870	329,511
Long-term debt, excluding current portion, including $15,000 held by a related party	883,060	425,349
Operating lease liabilities, excluding current portion, including $41,829 and $0, respectively, from leases with related parties	116,071	—
Other liabilities	1,808	8,725
Total liabilities	1,865,809	763,585
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of December 31, 2019 and 2018	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized, 50,507 and 41,208 shares issued and outstanding as of December 31, 2019 and 2018, respectively	51	41
Class B common stock, $0.001 par value - 125,000 shares authorized, 101,219 and 104,336 shares issued and outstanding as of December 31, 2019 and 2018, respectively	101	104
Additional paid in capital	280,994	147,916
Accumulated deficit	(183,034)	(68,375)
Total stockholders' equity attributable to Carvana Co.	98,112	79,686
Non-controlling interests	93,827	147,742
Total stockholders' equity	191,939	227,428
Total liabilities & stockholders' equity	$2,057,748	$991,013
See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Sales and operating revenues:
Used vehicle sales, net	$3,420,601	$1,785,045	$796,915
Wholesale vehicle sales	267,586	73,584	28,514
Other sales and revenues, including $59,677, $25,572, and $8,947, respectively, from related parties	251,709	96,838	33,441
Net sales and operating revenues	3,939,896	1,955,467	858,870
Cost of sales, including $4,357, $4,772, and $3,004 , respectively, to related parties	3,433,482	1,758,758	790,779
Gross profit	506,414	196,709	68,091
Selling, general and administrative expenses, including $13,869, $8,217, and $6,030, respectively, to related parties	786,717	425,258	223,400
Interest expense, including $1,331, $370, and $1,382, respectively, to related parties	80,606	25,018	7,659
Other expense, net	3,730	1,178	1,348
Net loss before income taxes	(364,639)	(254,745)	(164,316)
Income tax provision	—	—	—
Net loss	(364,639)	(254,745)	(164,316)
Net loss attributable to non-controlling interests	(249,980)	(199,269)	(101,475)
Net loss attributable to Carvana Co.	(114,659)	(55,476)	(62,841)
Dividends on Class A convertible preferred stock	—	(4,206)	(413)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	(1,380)	(1,237)
Net loss attributable to Class A common stockholders	$(114,659)	$(61,062)	$(64,491)
Net loss per share of Class A common stock, basic and diluted (1)	$(2.45)	$(2.03)	$(1.31)
Weighted-average shares of Class A common stock, basic and diluted (1)(2)	46,847	30,043	15,241
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

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / MEMBERS' DEFICIT
(In thousands)

		Class A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Members' Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2016	$(115,961)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Equity-based compensation prior to Organizational Transactions	158	—	—	—	—	—	—	—	—	—	—
Accrued return on Class C Redeemable Preferred Units	(9,439)	—	—	—	—	—	—	—	—	—	—
Net loss prior to Organizational Transactions	(49,942)	—	—	—	—	—	—	—	—	—	—
Conversion of Class C Redeemable Preferred Units of Class A Units	260,411	—	—	—	—	—	—	—	—	—	—
Effect of Organizational Transactions	(85,227)	—	—	—	—	117,236	117	(174,144)	—	259,254	85,227
Issuance of Class A common stock sold in initial public offering, net of underwriters' discounts and commissions and offering expenses	—	—	—	15,000	15	—	—	205,785	—	—	205,800
Issuance of Class A Convertible Preferred Stock, net of offering expenses	—	100	98,507	—	—	—	—	—	—	—	98,507
Beneficial conversion feature of Class A convertible preferred stock	—	—	(2,617)	—	—	—	—	2,617	—	—	—
Accretion of beneficial conversion feature on Class A convertible Preferred Stock	—	—	1,237	—	—	—	—	(1,237)	—	—	—
Preferred dividends	—	—	—	—	—	—	—	(413)	—	—	(413)
Net loss subsequent to Organizational Transactions	—	—	—	—	—	—	—	—	(12,899)	(101,475)	(114,374)
Exchanges of LLC Units	—	—	—	2,607	2	(2,572)	(2)	3,631	—	(3,631)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	—	20,523	—	—	20,523
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis of Carvana Group	—	—	—	—	—	—	—	(20,523)	—	—	(20,523)
Adjustments to the non-controlling interests	—	—	—	—	—	—	—	340	—	(340)	—
Issuance of restricted stock awards, net of forfeitures	—	—	—	533	1	—	—	(1)	—	—	—

Restricted stock surrendered in lieu of withholding taxes	—	—	—	(47)	—	—	—	(704)	—	—	(704)
Options exercised	—	—	—	3	—	—	—	48	—	—	48
Equity-based compensation recognized subsequent to Organizational Transactions	—	—	—	—	—	—	—	5,453	—	—	5,453
Balance, December 31, 2017	$—	100	$97,127	18,096	$18	114,664	$115	$41,375	$(12,899)	$153,808	$279,544
Net loss	—	—	—	—	—	—	—	—	(55,476)	(199,269)	(254,745)
Issuance of Class A common stock sold in follow-on offering, net of underwriters' discounts and commissions and offering expenses	—	—	—	6,600	7	—	—	172,280	—	—	172,287
Adjustments to non-controlling interests related to equity offering	—	—	—	—	—	—	—	(132,375)	—	132,375	—
Issuance of LLC Units related to business acquisitions	—	—	—	—	—	—	—	—	—	9,981	9,981
Adjustment to non-controlling interests related to business acquisitions	—	—	—	—	—	—	—	1,297	—	(1,297)	—
Issuance of Class A common stock related to purchase of assets	—	—	—	10	—	—	—	536	—	—	536
Conversions of Class A Convertible Preferred Stock	—	(100)	(98,507)	5,077	5	—	—	98,502	—	—	—
Adjustment to non-controlling interests related to conversion of Class A Convertible Preferred Stock	—	—	—	—	—	—	—	(67,972)	—	67,972	—
Accretion of beneficial conversion feature on Class A Convertible Preferred Stock	—	—	1,380	—	—	—	—	(1,380)	—	—	—
Dividends on Class A Convertible Preferred Stock	—	—	—	—	—	—	—	(4,206)	—	—	(4,206)
Exchanges of LLC Units	—	—	—	11,331	11	(10,328)	(11)	15,828	—	(15,828)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	—	95,179	—	—	95,179
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	—	(95,179)	—	—	(95,179)
Contribution of Class A common stock from related party	—	—	—	(198)	—	—	—	—	—	—	—
Issuance of Class A common stock as restricted stock awards and to settle vested restricted stock units	—	—	—	327	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	(95)	—	—	—	(2,509)	—	—	(2,509)

Options exercised	—	—	—	60	—	—	—	795	—	—	795
Equity-based compensation	—	—	—	—	—	—	—	25,745	—	—	25,745
Balance, December 31, 2018	$—	—	$—	41,208	$41	104,336	$104	$147,916	$(68,375)	$147,742	$227,428
Net loss	—	—	—	—	—	—	—	—	(114,659)	(249,980)	(364,639)
Issuance of Class A common stock sold in follow-on offering, net of underwriters' discounts and commissions and offering expenses	—	—	—	4,830	5	—	—	297,606	—	—	297,611
Adjustments to non-controlling interests related to equity offering	—	—	—	—	—	—	—	(201,015)	—	201,015	—
Exchanges of LLC Units	—	—	—	4,321	5	(3,117)	(3)	4,948	—	(4,950)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	—	70,252	—	—	70,252
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	—	(70,252)	—	—	(70,252)
Contribution of Class A common stock from related party	—	—	—	(203)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	—	—	—	300	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	(53)	—	—	—	(5,830)	—	—	(5,830)
Options exercised	—	—	—	104	—	—	—	1,696	—	—	1,696
Equity-based compensation	—	—	—	—	—	—	—	35,673	—	—	35,673
Balance, December 31, 2019	$—	—	$—	50,507	$51	101,219	$101	$280,994	$(183,034)	$93,827	$191,939

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net loss	$(364,639)	$(254,745)	$(164,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	41,265	23,539	11,568
Loss on disposal of property and equipment	1,714	575	958
Provision for bad debt and valuation allowance	11,922	1,917	1,375
Gain on loan sales	(137,301)	(51,729)	(21,697)
Equity-based compensation expense	33,063	24,095	5,611
Amortization and write-off of debt issuance costs and bond premium	5,541	2,305	1,646
Originations of finance receivables	(2,625,351)	(1,259,539)	(529,153)
Proceeds from sale of finance receivables, net	2,643,912	1,633,519	527,265
Purchase of finance receivables	(161,781)	(387,445)	—
Principal payments received on finance receivables held for sale	85,017	—	—
Unrealized loss on beneficial interest in securitization	964	—	—
Changes in assets and liabilities:
Accounts receivable	(9,741)	(19,212)	(8,715)
Vehicle inventory	(344,861)	(183,068)	(40,839)
Other assets	(32,619)	(12,249)	(7,624)
Accounts payable and accrued liabilities	97,912	68,550	16,904
Operating lease right-of-use assets	(46,928)	—	—
Operating lease liabilities	45,195	—	—
Other liabilities	(418)	(853)	7,093
Net cash used in operating activities	(757,134)	(414,340)	(199,924)
Cash Flows from Investing Activities:
Purchases of property and equipment, including $6,282 in 2019 from related parties	(230,538)	(143,668)	(78,490)
Principal payments received on beneficial interests in securitizations	2,799	—	—
Business acquisitions, net of cash acquired	—	(6,670)	—
Net cash used in investing activities	(227,739)	(150,338)	(78,490)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	4,485,917	1,848,051	949,144
Payments on short-term revolving facilities	(4,219,415)	(1,899,880)	(865,665)
Proceeds from issuance of long-term debt, including $25,000(1) in 2018 from related parties	481,772	399,063	32,698
Payments on long-term debt	(15,683)	(35,522)	(2,259)
Proceeds from Verde Credit Facility	—	—	35,000
Payments on Verde Credit Facility	—	—	(35,000)
Payments of debt issuance costs, including $1,000 in 2017 to related parties	(11,445)	(11,390)	(2,055)
Net proceeds from issuance of Class A common stock	297,611	172,287	206,198
Net proceeds from issuance of Class A Convertible Preferred Stock	—	(12)	98,682
Proceeds from exercise of stock options	1,696	795	48
Tax withholdings related to restricted stock units and awards	(5,830)	(2,509)	(704)
Dividends paid on Class A Convertible Preferred Stock	—	(4,619)	—
Net cash provided by financing activities	1,014,623	466,264	416,087
Net increase (decrease) in cash and cash equivalents	29,750	(98,414)	137,673
Cash, cash equivalents, and restricted cash at beginning of period	88,709	187,123	49,450
Cash, cash equivalents, and restricted cash at end of period	$118,459	$88,709	$187,123
(1) A related party initially acquired $25.0 million of the senior unsecured notes during the year ended December 31, 2018, of which it subsequently disposed of $10.0 million, and held $15.0 million as of both December 31, 2019 and December 31, 2018.
See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub (collectively, "Carvana Co.") together with its consolidated subsidiaries (the "Company") is a leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Using the website, customers can complete all phases of a used vehicle purchase transaction including financing their purchase, trading in their current vehicle, and purchasing complementary products such as vehicle service contracts ("VSC") and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

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

Carvana Group was formed as a limited liability company by DriveTime Automotive Group, Inc. (together with its subsidiaries and affiliates other than Carvana Group, "DriveTime") and commenced operations in 2012. Prior to November 1, 2014, Carvana Group was a wholly-owned subsidiary of DriveTime. On November 1, 2014 (the "Distribution Date"), DriveTime distributed its member units in Carvana Group to the unit holders of DriveTime on a pro rata basis (the "Distribution"). Carvana Group accounted for the Distribution as a spinoff transaction in accordance with ASC 505-60, Equity - Spinoffs and Reverse Spinoffs and reflected assets and liabilities before and after the Distribution Date at their historical basis.

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

Also in connection with the IPO, the Company completed the following organizational transactions (the "Organizational Transactions"):

•Carvana Group amended and restated its limited liability company operating agreement (the "LLC Agreement") to, among other things, (i) eliminate a class of preferred membership interests, (ii) provide for two classes of common ownership interests in Carvana Group held by the then-existing holders of LLC units, (the "Original LLC Unitholders" and together with any holders of LLC units issued subsequent to the IPO, the "LLC Unitholders") consisting of Class B common units (the "Class B Units") and Class A common units (the "Class A Units"), and (iii) appoint Carvana Co. as the sole manager of Carvana Group;

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

In accordance with the LLC Agreement, Carvana Co. has all management powers over the business and affairs of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. Class A Units and Class B Units (the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of December 31, 2019, Carvana Co. owned approximately 32.3% of Carvana Group and the LLC Unitholders owned the remaining 67.7%.

The Organizational Transactions described above are considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.

Follow-On Public Offerings

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

On May 24, 2019, the Company completed a follow-on offering of 4.2 million shares of the Company's Class A common stock at a public offering price of $65.00 per share and received net proceeds from the offering of approximately $258.8 million after underwriting discounts and commissions and offering expenses. As part of the offering, the Company granted the underwriters a 30-day option to purchase all or part of approximately 0.6 million additional shares of Class A common stock. On June 20, 2019, the underwriters exercised their option in full for an additional $38.9 million in proceeds after offering expenses.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary. All intercompany balances and transactions have been eliminated.

Revisions

In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2019, the Company reviewed its historical accounting for payments from Carvana Group to Carvana Co. to fund interest on the senior unsecured notes and identified an error associated with the allocation of net loss between Carvana Co. and non-controlling interests. The periods affected by the error are the year ended December 31, 2018 and the first three quarters of 2019. There was no error in the historical accounting associated with determining net loss or net loss before income taxes for those periods. In accordance with SAB No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," the Company evaluated the errors and determined that the related impact was not material to its financial statements for any prior annual or interim period. Although the Company has determined such error to be immaterial to its prior financial statements, the cumulative effect of the error as of December 31, 2019 would be material if corrected in the fourth quarter of 2019. Therefore, the Company has revised its historical financial statements to properly reflect the allocation of net loss between Carvana Co. and non-controlling interests.

The revisions to its consolidated statements of operations for the year ended December 31, 2018 reflect an increase in net loss attributable to non-controlling interests of approximately $6.3 million, a decrease in net loss attributable to Carvana Co. and net loss attributable to Class A common stockholders of approximately $6.3 million, and a decrease in net loss per share of Class A common stock, basic and diluted of $0.21. The Company also revised its consolidated balance sheets and consolidated statements of stockholders’ equity / members' deficit to decrease the accumulated deficit and non-controlling interests by approximately $6.3 million and increase total stockholder’s equity attributable to Carvana Co. by approximately $6.3 million.

Additionally, the 2019 quarterly periods will also be revised in connection with the Company's future 2020 unaudited interim condensed consolidated financial statement filings in Quarterly Reports on Form 10-Q. The Company will revise its consolidated statements of operations, for the three month period ended March 31, 2019, the three and six month periods ended June 30, 2019 and the three and nine month periods ended September 30, 2019. The Company will also revise the consolidated balance sheets and consolidated statements of stockholders’ equity at March 31, 2019, June 30, 2019 and September 30, 2019. The amounts of these revisions are included in Note 19 — Selected Quarterly Financial Data (Unaudited).

These revisions do not impact the consolidated statements of cash flows. The Company has concluded that the effect of this revision is not material to any of its previously issued financial statements.

Liquidity

The accompanying consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred losses from inception through December 31, 2019, and expects to incur additional losses in the future. As the Company continues to grow into new markets, build vending machines and inspection and reconditioning centers ("IRCs"), and enhance technology and software development efforts, it may need access to additional capital. Historically, the Company has raised additional equity or debt instruments to fund the expansion; refer to Note 10 — Stockholders' Equity and Note 9 — Debt Instruments. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as described in further detail in Note 9 — Debt Instruments. At December 31, 2019, the Company had $137.7 million of committed funds for future construction costs of four IRCs in process as of December 31, 2019. The Company has historically funded vehicle inventory purchases through its Floor Plan Facility and had approximately $434.5 million available under its $950.0 million Floor Plan Facility that the Company may draw against through October 2020 to fund future vehicle inventory purchases as of December 31, 2019, as described further in Note 9 — Debt Instruments. Further, the Company plans to increase the amount and maturity date of financing available to purchase vehicle inventory within the next year by amending its existing Floor Plan Facility or by entering into a new agreement. In the year ended December 31, 2019, the Company commenced a quarterly securitization program for the finance receivables generated within its business. Prior to selling the finance receivables as part

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
of a securitization transaction, the Company funds the finance receivables through Finance Receivable Facilities, as discussed in Note 7 — Finance Receivable Sale Agreements and Note 9 — Debt Instruments. The Company plans to continue selling its finance receivables through the securitization program. Subsequent to December 31, 2019, the Company entered into two new finance receivable facilities, as mentioned in Note 20 — Subsequent Events, with a current capacity of $925.0 million, which the Company can contribute into through July 2021 and February 2022 and which may be increased to an aggregate $1.0 billion with the consent of certain lenders. Management believes that current working capital, results of operations, and expected continued inventory and capital expenditure financing is sufficient to fund operations for at least one year from the financial statement issuance date.

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

Comprehensive Loss

During the years ended December 31, 2019, 2018, and 2017, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

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

Restricted Cash

Amounts included in restricted cash represent the deposits required under the Company's short-term revolving facilities as explained in Note 9 — Debt Instruments. During the years ended December 31, 2018 and 2017, amounts held as restricted cash also included amounts required under letter of credit agreements, as explained in Note 16 — Commitments and Contingencies.

Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from customers and their finance providers. The allowance for doubtful accounts is estimated based upon historical experience, current economic conditions, and other factors and is evaluated periodically. The allowance for doubtful accounts was approximately $3.2 million and $0.4 million as of December 31, 2019 and 2018, respectively.

Finance Receivables Held for Sale, Net

Finance receivables include installment contracts the Company originates to its customers to facilitate vehicle sales. The Company classifies these receivables as held for sale, as it does not intend to hold the finance receivables it originates to maturity. The Company typically sells the finance receivables it originates, as explained in Note 7 — Finance Receivable Sale Agreements and Note 8 — Securitizations and Variable Interest Entities. The Company records a valuation allowance to report finance receivables at the lower of unpaid principal balance or fair value. To determine the fair value of finance receivables the Company utilizes industry-standard modeling, such as discounted cash flow analysis, factoring in the Company’s historical experience, the credit quality of the underlying receivables, loss trends and recovery rates, as well as the overall economic environment. For purposes of determining the valuation allowance, finance receivables are evaluated collectively to determine

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
the allowance as they represent a large group of smaller-balance homogeneous loans. The allowance was approximately $7.3 million and $1.8 million as of December 31, 2019 and 2018, respectively. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible.

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

Vehicle Inventory

Vehicle inventory consists of used vehicles, primarily acquired at auction and directly from customers. Direct and indirect vehicle reconditioning costs including parts and labor, inbound transportation costs and other incremental overhead costs are capitalized as a component of inventory. Inventory is stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent market resources. Each reporting period the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of sales in the accompanying consolidated statements of operations.

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

Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company compares the sum of estimated undiscounted future cash flows expected to result from the use of the asset to the carrying value of the asset. When the carrying value of the asset exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by the which the carrying value of the asset exceeds the fair value of the asset. The Company recorded no impairment charges during the years ended December 31, 2019, 2018, and 2017. See Note 3 — Property and Equipment, Net for additional information on property and equipment.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Goodwill and Intangible Assets

Intangible assets are recognized and recorded at their acquisition date fair values. Definite-lived intangible assets consist of developed technology, customer relationships, and non-compete agreements and are amortized on a straight-line basis over their estimated useful lives. The Company determined the useful lives of its definite-lived intangible assets based on multiple factors including technological obsolescence, the make-up of the acquired customer base and expected attrition, and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically reassesses the useful lives of its definite-lived intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Definite-lived intangible assets are tested at least annually or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment charges related to intangible assets were recognized during the years ended December 31, 2019, 2018, or 2017.

Goodwill represents the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized but is tested at least annually or more frequently when events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all of its operations when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2019, 2018, or 2017.

Leases

As discussed below, the Company adopted ASC 842 on January 1, 2019. Under ASC 842, the Company determines if an arrangement is a lease at inception by evaluating if the asset is explicitly or implicitly identified or distinct, if the Company will receive substantially all of the economic benefit or if the lessor has an economic benefit and the ability to substitute the asset. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company assesses whether the lease is an operating or finance lease at its inception. Operating lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. To calculate the present value, the Company uses the implicit rate in the lease when readily determinable. However, most of the Company's leases do not provide an implicit rate and it uses its incremental borrowing rate. The incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, it uses uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate. The operating lease ROU asset is the initial lease liability adjusted for any prepayments, initial indirect costs incurred by the Company, and lease incentives. The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the accompanying consolidated balance sheets. The Company's finance leases are included in property and equipment and long-term debt on the accompanying consolidated balance sheets.

Securitizations and Variable Interest Entities

The Company reviews subsidiaries and affiliates, as well as other entities, to determine if they should be considered VIEs, and whether it should change the consolidation determinations based on changes in their characteristics. The Company considers an entity a VIE if its equity investors own an interest therein that lacks the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or if the entity is structured with non-substantive voting interests. A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company evaluates whether it has variable interests in the VIE and if so, if it is the primary beneficiary of the VIE on an ongoing basis. The Company consolidates VIEs when it is deemed to be the primary beneficiary.

The Company sponsors asset-backed securitization transactions. These transactions often result in the creation of securitization trusts, which are VIEs. To comply with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules") the Company retains at least a 5% interest in the credit risk of the underlying finance receivables, which it accomplishes by retaining at least a 5% interest in each security issued by the securitization trusts. Typically, this includes notes and certificates, which are presented as beneficial interests in securitizations on the accompanying consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other Assets

Other current assets consist of various items, including, among other items, software licenses and subscriptions, prepaid expenses, the estimated reserve for vehicle inventory returns, debt issuance costs on revolving debt instruments, and deposits. Other assets consist of various items, including, among other items, the purchase price adjustment receivable based on the performance of the Company's finance receivables, the receivable related to the excess cash reserves over realized claims of VSCs, deposits and debt issuance costs on revolving debt instruments.

Accrued Liabilities

Accrued liabilities consist of various items payable within one year, including, among other items, accruals for capital expenditures, sales tax, compensation and benefits, vehicle licenses and fees, interest expense, and advertising expenses.

Other Liabilities

As of December 31, 2019, other current liabilities primarily consist of the current portion of operating lease liabilities. Other liabilities consist of various items to be recognized beyond one year, including the deferred tax liability associated with acquisitions of intangible assets. As of December 31, 2018, other liabilities also included the long-term portion of deferred rent and the long-term portion of the tenant improvement allowance associated with the Company's corporate headquarters.

Revenue Recognition

The Company recognizes revenue in accordance with the five-step model prescribed by ASC 606 that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.

Used Vehicle Sales

The Company sells used vehicles directly to its customers through its website. The prices of used vehicles are set forth in the customer contracts at stand-alone selling prices which are agreed upon prior to delivery. The Company satisfies its performance obligation for used vehicle sales upon delivery when the transfer of title, risks and rewards of ownership, and control pass to the customer. The Company recognizes revenue at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. The amount of consideration received for used vehicle sales includes noncash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received or financing has been arranged. Payments from customers that finance their purchases with third parties are typically due and collected within 30 days of delivery of the used vehicle. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.

Wholesale Vehicle Sales

The Company sells vehicles to wholesalers. These vehicles sold to wholesalers are primarily acquired from customers that do not meet the Company’s quality standards to list and sell through its website. The Company satisfies its performance obligation for wholesale vehicle sales when the wholesale purchaser obtains control of the underlying vehicle, which is upon delivery when the transfer of title, risks and rewards of ownership, and control pass to the customer. The Company recognizes revenue at the amount it expects to receive for the used vehicle, which is the fixed price determined at the auction. The purchase price of the wholesale vehicle is typically due and collected within 30 days of delivery of the wholesale vehicle.

Other Sales and Revenues

Other sales and revenues include gains on the sales of finance receivables, commissions on vehicle service contracts ("VSCs"), GAP waiver coverage, commissions on GAP waiver coverage, and interest income received on finance receivables prior to selling them to investors.

Customers purchasing used vehicles from the Company may enter into contracts for VSCs and, if they finance with the Company, GAP waiver coverage. The prices of VSCs and GAP waiver coverage are set forth in each contract. The Company

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
sells and receives a commission on VSCs under a master dealer agreement with DriveTime, pursuant to which the Company sells VSCs that DriveTime administers and is the obligor. The Company receives a commission on GAP waiver coverage contracts where the administrator of the contract is obligated to reimburse the holder of the underlying finance receivable for a balance that is in excess of the value of the financed vehicle in the event of a total loss. The Company recognizes commission revenue at the time of sale, net of a reserve for estimated contract cancellations. GAP waiver coverage contracts administered by DriveTime obligate whoever holds the underlying finance receivable to not attempt collection of a balance that is in excess of the value of the financed vehicle in the event of a total loss. DriveTime GAP waiver coverage is recognized as the performance obligation is satisfied over the period of coverage, generally on a straight-line basis over the expected period the outstanding balance of the related finance receivable will exceed the value of the financed vehicle, less a reserve for cancellations. Upon selling the corresponding finance receivable, the Company recognizes any remaining deferred revenue. The reserve for cancellations of VSCs and GAP waiver coverage contracts is estimated based upon historical experience and recent trends and is reflected as a reduction of other sales and revenues. Changes in these estimates are reflected as an adjustment to other sales and revenues in the period identified.

Under the master dealer agreement with DriveTime, the Company is also contractually entitled to receive profit-sharing revenues based on the performance of the VSCs once a required claims period has passed. This is a form of variable consideration the Company recognizes as revenue to the extent that it is probable that it will not result in a significant revenue reversal. The Company applies the expected value method, utilizing expected VSC performance based on historical claims and cancellation data from its customers, as well as other qualitative assumptions to estimate the amount it expects to receive. The Company reassesses the estimate each reporting period with any changes reflected as an adjustment to other sales and revenues in the period identified. Profit-sharing payments will begin when the underlying VSCs reach a specified level of claims history. As of December 31, 2019 and 2018, the Company had ending receivables of approximately $6.0 million and $1.9 million, respectively, related to cumulative profit-sharing payments recognized as revenue to which it expects to be entitled. The receivables are included in other assets on the accompanying consolidated balance sheets.

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

For the years ended December 31, 2019, 2018, and 2017, all transfers of finance receivables met the requirements for sale treatment. The Company records the gain on the sale of a finance receivable upon receipt of proceeds, in an amount equal to the fair value of the net proceeds received less the carrying amount of the finance receivable.

Cost of Sales

Cost of sales includes the cost to acquire used vehicles and direct and indirect vehicle reconditioning costs associated with preparing the vehicles for resale. Vehicle reconditioning costs include parts, labor, inbound transportation costs, and other incremental overhead costs, which are allocated to inventory via specific identification and standard costing. Occupancy and labor costs not related to vehicle acquisition or reconditioning, including those incurred in connection with expanding production capacity, are expensed as incurred as a component of selling, general and administrative expense. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses primarily include compensation and benefits, advertising, depreciation expense, facilities costs, technology expenses, logistics and fulfillment expenses, and other administrative

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
expenses. SG&A expenses exclude the costs related to reconditioning vehicles and inbound transportation, which are included in cost of sales, and payroll costs of employees related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.

Advertising Costs

Advertising production costs are expensed the first time the advertising takes place. All other advertising costs are expensed as incurred. Advertising expenses are included in SG&A expenses on the accompanying consolidated statements of operations. Advertising expense was approximately $204.0 million, $111.2 million, and $55.7 million during the years ended December 31, 2019, 2018, and 2017, respectively.

Equity-Based Compensation

The Company classifies equity-based awards granted in exchange for services as either equity awards or liability awards. The classification of an award as either an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on the fair value of the award at the grant date. Liability awards are re-measured to fair value each reporting period. Prior to the adoption of ASU 2018-07, Compensation - Stock Compensation (Topic 718) ("ASU 2018-07"), on January 1, 2019, each reporting period, the Company recognized the change in fair value of awards issued to non-employees as expense. Following adoption of ASU 2018-07, accounting requirements for equity-based awards to nonemployees are aligned with those to employees, including measuring the equity instruments at the grant-date fair value. The Company recognizes equity-based compensation on a straight-line basis over the award’s requisite service period, which is generally the vesting period of the award, less actual forfeitures. No compensation expense is recognized for awards for which participants do not render the requisite services. For equity and liability awards earned based on performance or upon occurrence of a contingent event, when and if the awards will be earned is estimated. If an award is not considered probable of being earned, no amount of equity-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent the estimate of awards considered probable of being earned changes, the amount of equity-based compensation recognized will also change. See Note 12 — Equity-Based Compensation for additional information on equity-based compensation.

Shipping and Handling

The Company's logistics costs related to transporting its used vehicle inventory include fuel, maintenance, and depreciation related to operating its own transportation fleet and third party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the inspection and reconditioning center are capitalized to inventory and then included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and were approximately $58.1 million, $35.2 million, and $14.4 million during the years ended December 31, 2019, 2018, and 2017, respectively, excluding compensation and benefits.

Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan (defined contribution plan) for its employees. The plan covers substantially all employees who have attained the age of 18. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. The Company provides matching contributions of 40% up to the first 6% of an employee’s compensation, which vests evenly over the employee’s initial five-year service period. Employer contributions to the plan, net of forfeitures, were approximately $2.0 million, $1.1 million, and $0.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. Employer contributions are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Derivative Instruments and Hedging Activities

The Company enters into short-term derivative instruments to manage risks arising from its business operations and economic conditions, primarily cash flow variability that may arise from interest rate changes between the time the Company originates finance receivables and the time it sells them through securitizations. The Company does not designate these derivative instruments as hedges under ASC 815, Derivatives and Hedging for hedge accounting treatment and as a result they are accounted for as economic hedges. Gains and losses related to the derivative instruments are included within other sales and revenues to follow the presentation of the hedged item within the accompanying consolidated statements of operations and any

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
derivative instruments outstanding as of the end of the period are reported at fair value on the accompanying consolidated balance sheets.

Fair Value Measurements

The fair value of financial instruments is based on estimates using quoted market prices, discounted cash flows, or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments, and those differences may be material. Accordingly, the aggregate fair value amounts presented may not represent the Company’s underlying institutional value.

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

The Company has elected the fair value option for its beneficial interests in securitizations, which primarily include notes and certificates of the securitization trusts. Electing the fair value option allows the Company to recognize changes in the fair value of these assets in the period the fair value changes. The changes in fair value are recorded within other expense, net and amounts attributable to interest income are reported in interest expense, net on the accompanying consolidated statements of operations.

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

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more likely than not that such assets will not be realized. In making the assessment under the more likely than not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. The assessment considers, among other matters, the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods by jurisdiction, the Company's experience with loss carryforwards not expiring unutilized, and all tax planning alternatives that may be available. A valuation allowance is recognized if under applicable accounting standards the Company determines it is more likely than not that its deferred tax assets would not be realized. See Note 14 — Income Taxes for additional information.

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

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Financial assets measured at fair value through net income are excluded from the scope of ASU 2016-13. The Company's beneficial interests in securitizations are carried at fair value and are thus excluded from ASU 2016-13. Finance receivables originated in connection with the Company’s vehicle sales are held for sale and presented at the lower of amortized cost or fair value. The Company intends to sell the finance receivables prior to their contractual maturity, therefore the recovery of the asset is from its sale rather than maturity and the Company is not required to measure the expected lifetime credit losses. The Company will adopt ASU 2016-13 for its fiscal year beginning January 1, 2020 and does not expect the adoption to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13") related to updated requirements over the disclosures of fair value measurements. Under ASU 2018-13, certain disclosure requirements for fair value measurements will be eliminated, modified or added to facilitate better communication around recurring and nonrecurring fair value measurements. ASU 2018-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with some amendments applied prospectively, some applied retrospectively, and early adoption permitted. The Company will adopt ASU 2018-13 for its fiscal year beginning January 1, 2020 and does not expect the adoption to have a material impact on its disclosures within its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The intent of this pronouncement is to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
incurred to develop or obtain internal-use software as defined in ASC 350-40. Under ASU 2018-15, the capitalized implementation costs related to a cloud computing arrangement will be amortized over the term of the arrangement and all capitalized implementation amounts will be required to be presented in the same line items of the financial statements as the related hosting fees. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt ASU 2018-15 for its fiscal year beginning January 1, 2020 and does not expect the adoption to have a material impact on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("ASU 2018-17"). ASU 2018-17 requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company will adopt ASU 2018-17 for its fiscal year beginning January 1, 2020 and does not expect the adoption to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company plans to adopt ASU 2019-12 for its fiscal year beginning January 1, 2021 and is currently assessing the impact, if any, the guidance will have on its consolidated financial statements.

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Land and site improvements	$98,530	$45,702
Buildings and improvements	229,640	123,705
Transportation fleet	110,302	65,760
Software	66,875	36,452
Furniture, fixtures, and equipment	38,123	20,675
Total property and equipment excluding construction in progress	543,470	292,294
Less: accumulated depreciation and amortization on property and equipment	(88,795)	(44,050)
Property and equipment excluding construction in progress, net	454,675	248,244
Construction in progress	88,796	48,595
Property and equipment, net	$543,471	$296,839

Depreciation and amortization expense on property and equipment was approximately $39.6 million, $22.5 million, and $11.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. These amounts primarily relate to selling, general, and administrative activities and are included as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations.

The Company capitalized internal use software costs totaling approximately $31.7 million, $17.4 million, and $11.5 million during the years ended December 31, 2019, 2018, and 2017, respectively, which is included in software and construction in progress in the table above. The Company capitalized approximately $24.7 million, $13.6 million, and $7.9 million during the years ended December 31, 2019, 2018, and 2017, respectively, of payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use.

The Company capitalizes interest in connection with various construction projects to build, upgrade, or remodel certain of its facilities. During the years ended December 31, 2019, 2018, and 2017, the Company incurred total interest costs, net of interest income, of approximately $84.2 million, $26.6 million, and $8.6 million, respectively, of which approximately $3.6 million, $1.6 million, and $0.9 million, respectively, were capitalized.

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

The purchase price was allocated to net tangible assets of approximately $0.2 million and intangible assets of approximately $9.9 million based on their fair values on the acquisition date and a related deferred tax liability of approximately $2.5 million. The deferred tax liability will amortize over two to seven years, and approximately $0.4 million and $0.3 million was amortized during the years ended December 31, 2019 and 2018, respectively. The excess of the purchase price over the amounts allocated to assets acquired, liabilities assumed and the deferred tax liability was approximately $9.4 million, which has been recorded as goodwill. The historical results of operations for Car360 were not significant to the Company's consolidated results of operations for the periods presented.

The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of December 31, 2019 and 2018 (in thousands):

		December 31,
	Useful Life	2019	2018
Intangible assets:
Developed technology	7 years	$8,642	$8,642
Customer relationships	2 years	523	523
Non-compete agreements	5 years	774	774
Intangible assets, acquired cost		9,939	9,939
Less: accumulated amortization		(2,707)	(1,070)
Intangible assets, net		$7,232	$8,869

Goodwill	N/A	$9,353	$9,353

Amortization expense was $1.6 million and $1.1 million during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 4.9 years. The anticipated annual amortization expense to be recognized in future years as of December 31, 2019 is as follows (in thousands):

Expected Future Amortization
2020	$1,590
2021	1,389
2022	1,389
2023	1,279
2024	1,235
Thereafter	350
Total	$7,232

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Accounts payable, including $9,549 and $3,891, respectively, due to related parties	$63,576	$33,032
Sales taxes and vehicle licenses and fees	45,812	27,651
Accrued property and equipment	23,433	7,414
Accrued compensation and benefits	21,726	13,477
Reserve for returns and cancellations	19,721	11,284
Accrued interest expense	15,650	9,206
Accrued advertising costs	11,403	4,398
Customer deposits	6,379	2,890
Other accrued liabilities	26,743	12,063
Total accounts payable and other accrued liabilities	$234,443	$121,415

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location with cancellable terms, provided 60 days' prior written notice is given, expiring between 2021 and 2024. Most of the facilities allow the Company to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the numbers of locations renewed under the DriveTime Hub Lease Agreement described below.

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

The DriveTime Lease Agreement and the DriveTime Hub Lease Agreement both have non-cancellable lease terms of less than twelve months with rights to terminate at the Company's election with 60 days' prior written notice and extension options as described above. At our non-reconditioning locations, it is not reasonably certain that the Company will exercise its options to extend the leases or abstain from exercising its termination rights within these lease agreements to create a lease term greater than one year and therefore the Company accounts for them as short-term leases. For these locations the Company makes variable monthly lease payments based on its pro rata utilization of space at each facility plus a pro rata share of each facility’s actual insurance costs and real estate taxes. The DriveTime Lease Agreement includes the Blue Mound and Delanco inspection and reconditioning centers ("IRCs"). At both of these locations, the Company expects to extend the lease terms beyond twelve months, therefore those locations are not considered short-term leases. The Company occupies all of the space at these IRCs and makes monthly lease payments based on DriveTime's actual rent expense. In addition, the Company is responsible for the actual insurance costs and real estate taxes at these IRC locations.

At all locations, the Company is additionally responsible for paying for any tenant improvements it requires to conduct its operations and its share of estimated costs incurred by DriveTime related to preparing these sites for use. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In December 2016, the Company entered into a lease agreement related to an IRC in Tolleson, Arizona, with Verde Investments, Inc., an affiliate of DriveTime ("Verde"), with an initial term of approximately 15 years. In August 2018, the Company entered into an additional lease agreement with a coterminous initial term with Verde for contiguous space to that IRC. The lease agreements require monthly rental payments and can each be extended for four additional five-year periods.

In February 2017, the Company entered into a lease agreement with DriveTime for sole occupancy of a fully operational IRC in Winder, Georgia, where the Company previously maintained partial occupancy. The lease has an initial term of eight years, subject to the Company's ability to exercise three renewal options of five years each.

In November 2018, the Company entered into a lease agreement with DriveTime for access to and utilization of a fully operational IRC near Cleveland, Ohio. DriveTime vacated the facility in February 2019, at which point the Company became the sole occupant and began leasing the full facility from DriveTime. The lease has an initial term of three years, subject to the Company's ability to exercise three renewal options of five years each. Before DriveTime vacated the facility, the Company paid a monthly rental fee for facility and shared reconditioning costs, calculated based on the Company's pro rate utilization of space at the IRC in a given month, along with a pro rata share of the facility's actual insurance costs and real estate taxes. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the year ended December 31, 2019, total costs related to these operating lease agreements, including those noted above, were approximately $7.9 million with approximately $3.3 million and $4.6 million allocated to each of inventory and selling, general, and administrative expenses, respectively. During the year ended December 31, 2018, total costs related to these operating lease agreements were approximately $8.8 million with approximately $4.4 million allocated to each of inventory and selling, general, and administrative expenses. During the year ended December 31, 2017, total costs related to these operating lease agreements were approximately $7.2 million with approximately $2.8 million and $4.4 million allocated to inventory and selling, general, and administrative expenses, respectively.

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

During 2019, the Company purchased certain leasehold improvements and equipment from DriveTime at facilities the Company previously shared with them for DriveTime's net book value of approximately $6.3 million.

Corporate Office Leases

During the first quarter of 2017, the Company subleased additional office space at DriveTime’s corporate headquarters in Tempe, Arizona. Pursuant to this arrangement, the Company incurred rent of approximately $0.1 million during the year ended December 31, 2017. This arrangement terminated in March 2017.

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guaranteed up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was approximately $0.9 million during both of the years ended December 31, 2019 and 2018 and $0.7 million during the year ended December 31, 2017.

In December 2019, Verde purchased an office building in Tempe, Arizona that the Company leased from an unrelated party prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. During the year ended December 31, 2019, the rent expense incurred under the lease with Verde was approximately $42.5 thousand.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the years ended December 31, 2019, 2018, and 2017, the Company recognized approximately $55.6 million, $23.7 million, and $8.9 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the years ended December 31, 2019, 2018, and 2017, the Company recognized approximately $4.1 million, $1.9 million, and $0.0 million, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying consolidated statements of operations.

Beginning in 2017, DriveTime also administers a portion of the Company's GAP waiver coverage and the limited warranty provided to all customers under the Master Dealer Agreement. The Company pays a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers and a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred approximately $4.3 million, $2.2 million, and $0.6 million during the years ended December 31, 2019, 2018, and 2017, respectively, related to the administration of GAP waiver coverage and limited warranty. As of December 31, 2019, the majority of the Company's GAP waiver coverage sales are administered by an unrelated party.

GAP Waiver Insurance Policy

During the year ended December 31, 2019, the Company purchased insurance policies from BlueShore Insurance Company ("BlueShore"), an affiliate of DriveTime, for approximately $1.8 million that reimburses the lienholder of finance receivables with GAP waiver coverage for any GAP waiver claims on a defined set of finance receivables that the Company sold in its securitization transactions. This insurance is transferred with the underlying finance receivable. In March 2019, the Company entered into a retrospective profit sharing agreement with BlueShore under which the Company will share in the profits generated from the insurance policies by receiving a portion of the excess of the premium it paid to BlueShore, net of a fee, compared to the amount BlueShore pays out related to the GAP waiver claims. As of December 31, 2019, the Company held a receivable of approximately $0.2 million, which is included in other assets on the accompanying consolidated balance sheets, related to this retrospective profit sharing agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $4.2 million, $0.9 million, and $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime in 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime approximately $0.5 million during both of the years ended December 31, 2019 and 2018 and approximately $0.4 million during the year ended 2017 under this agreement.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in April 2017 and operates on a year-to-year basis after February 2019, with the Company having the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company were based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. Total expenses related to the Shared Services Agreement were approximately $0.0 million for both of the years ended December 31, 2019 and 2018, and approximately $0.1 million during the year ended December 31, 2017, all of which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Accounts Payable Due to Related Party

As of December 31, 2019 and 2018, approximately $9.5 million and $3.9 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Senior Unsecured Notes Held by Verde

As of both December 31, 2019 and 2018, Verde held $15.0 million of principal of the Company's outstanding senior unsecured notes, which are described further in Note 9 — Debt Instruments.

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

Contribution Agreements

On September 10, 2018, the Company announced a commitment by its Chief Executive Officer, Ernest Garcia III, to contribute shares of the Company's Class A common stock, for each then-current employee from his personal shareholdings to the Company at no charge (the "Share Contributions"). His contributions funded equity awards of 165 restricted stock units to each of the Company's then-current employees upon their satisfying certain employment tenure requirements (the "100k Milestone Gift"). The Company entered into certain contribution agreements related to his commitment in order to effect the transfer of shares from Mr. Garcia to the Company. The Company does not expect Mr. Garcia to incur any tax obligations related to the Share Contributions, but pursuant to a series of Contribution Agreements, it has indemnified Mr. Garcia from any such obligations that may arise. See Note 10 — Stockholders' Equity and Note 12 — Equity-Based Compensation for further discussion. As of December 31, 2019, Mr. Garcia's commitment related to the 100k Milestone Gift has been fulfilled.

IP License Agreement

In February 2017, the Company entered into a license agreement that governs the rights of certain intellectual property owned by the Company and the rights of certain intellectual property owned by DriveTime. The license agreement, which was amended and restated in April 2017, generally provides that each party grants to the other certain limited exclusive (other than with respect to the licensor party and its affiliates) and non-exclusive licenses to use certain of its intellectual property, and each party agrees to certain covenants not to sue the other party, its affiliates, and certain of its service providers in connection with various patent claims. The exclusive license to DriveTime is limited to the business that is primarily of subprime used car sales to retail customers. However, upon a change of control of either party, both parties’ license rights as to certain future improvements to licensed intellectual property and all limited exclusivity rights are terminated. The agreement does not provide a license to any of the Company's patents, trademarks, logos, customers’ personally identifiable information or any intellectual property related to the Company's vending machines, automated vehicle photography, or certain other elements of the Company's brand.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

During the years ended December 31, 2019 and 2018, the Company sold approximately $418.8 million and $733.4 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $658.3 million of unused capacity as of December 31, 2019.

On November 3, 2017, the Company terminated the remaining capacity under the 2016 Master Transfer Agreement and replaced this facility by entering into a new master transfer agreement (the "2017 Master Transfer Agreement") with a purchaser trust (the "2017 Purchaser Trust") under which the trust committed to purchase up to an aggregate of approximately $357.1 million in principal balances of finance receivables. On November 2, 2018, the Company amended the 2017 Master Transfer Agreement to, among other things and subject to the terms of the agreement, increase and extend the trust's commitment to purchase finance receivables from the Company.

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

On May 7, 2019, the Company purchased the certificate of the 2017 Purchaser Trust for $34.0 million, net of cash acquired. At the time of acquisition the trust assets included $139.7 million of finance receivables that the Company had previously sold to the trust under the 2017 Master Transfer Agreement, and its liabilities included $105.7 million in associated debt and other liabilities. In connection with the certificate purchase, the Company and Ally Bank entered into an Amended and Restated Loan and Security Agreement (the "A&R Loan and Security Agreement") pursuant to which Ally Bank agreed to provide a $350.0 million revolving credit facility (the "SART 2017-1 Credit Facility") to fund certain automotive finance receivables originated by the Company, as further described in Note 9 — Debt Instruments.

During the year ended December 31, 2019, prior to the acquisition of the certificate in the trust, the Company sold approximately $139.3 million in principal balances of finance receivables under the 2017 Master Transfer Agreement. During the year ended December 31, 2018, the Company sold approximately $348.8 million in principal balances of finance receivables under the 2017 Master Transfer Agreement, and approximately $115.0 million in principal balances of finance receivables under the 2018 Transfer Agreement, excluding those that were part of the refinancing transactions described below.

During the year ended December 31, 2019, prior to the certificate purchase, the Company also purchased finance receivables that it previously sold to the purchaser trust under the 2017 Master Transfer Agreement for a total price of approximately $127.7 million and immediately resold such finance receivables into a securitization transaction, which is described further in Note 8 — Securitizations and Variable Interest Entities. This transaction was entered into in connection with the securitization transaction and was entered into independently from the terms of the 2017 Master Transfer Agreement.

The total gain related to finance receivables sold to financing partners under the MPSA, the 2016 Master Transfer Agreement, the 2017 Master Transfer Agreement, and to investors in securitization transactions discussed in Note 8 — Securitizations and Variable Interest Entities was approximately $137.3 million, $51.7 million, and $21.7 million during the years ended December 31, 2019, 2018, and 2017, respectively, which is included in other sales and revenues in the accompanying consolidated statements of operations.

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

NOTE 8 — SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Beginning in 2019, the Company sponsors and establishes securitization trusts to purchase finance receivables from the Company. The securitization trusts issue asset-backed securities, which are collateralized by the finance receivables that the Company sells to the securitization trusts. Upon transfer of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. The net proceeds from the sales are the fair value of the assets obtained as part of the transactions and typically include cash and at least 5% of the beneficial interests issued by the securitization trusts to comply with Risk Retention Rules. The beneficial interests retained by the Company include but are not limited to rated notes and certificates of the securitization trusts. The holders of the certificates issued by the securitization trusts have rights to cash flows only after the holders of the notes issued by the securitization trusts have received their contractual cash flows. The securitization trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the securitization trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company are subject principally to the credit and prepayment risk stemming from the underlying finance receivables.

As described in Note 2 — Summary of Significant Accounting Policies, the securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of December 31, 2019, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. The Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying consolidated balance sheets, which as of December 31, 2019 were approximately $98.8 million. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of December 31, 2019.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at December 31, 2019. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	Carrying Value	Total Exposure

	(in thousands)
Rated notes	$85,234	$85,234
Certificates and other assets	13,546	13,546
Total unconsolidated VIEs	$98,780	$98,780

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of December 31, 2019 were as follows (in thousands):

	Amortized Cost	Fair Value
Rated notes	$84,983	$85,234
Certificates and other assets	13,456	13,546
Total securities available for sale	$98,439	$98,780

NOTE 9 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 15 — Leases, as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018
Asset-Based Financing:
Floor Plan Facility	$515,487	$196,963
Finance Receivable Facilities	53,353	—
Financing of beneficial interests in securitizations	84,982	—
Notes payable	31,757	33,015
Real estate financing	177,221	44,956
Total asset-based financing	862,800	274,934
Senior Notes (1)	600,000	350,000
Total debt	1,462,800	624,934
Less: current portion	(606,644)	(208,096)
Less: unamortized premium and debt issuance costs (2)	(13,642)	(7,643)
Total long-term debt, net	$842,514	$409,195

(1) As of both December 31, 2019 and 2018, Verde held $15.0 million of the Senior Notes.
(2) The unamortized debt issuance costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the accompanying consolidated balance sheets. Unamortized debt issuance costs related to revolving debt arrangements are presented within other current assets and other assets on the accompanying consolidated balance sheets. The unamortized premium is presented as an increase to the carrying amount of the Senior Notes on the accompanying consolidated balance sheets.

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

Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory, unless customers financed the purchase by originating an automotive finance receivable. For used vehicle sales involving financing originated by the Company and sold or pledged under either the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
MPSA or the Finance Receivable Facilities (as defined below), the lender has extended repayment to the earlier of fifteen business days after the sale of the used vehicle or one day following the sale or pledge of the related finance receivable. With respect to such used vehicle sales involving financing that are not sold or pledged under either the MPSA or the Finance Receivable Facilities, the lender agreed to extend repayment of the advance or the loan for such vehicles to the earlier of fifteen business days after the sale of the vehicle or two business days following the funding of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts.

As of December 31, 2019, the interest rate on the Floor Plan Facility was approximately 4.91%, the Company had an outstanding balance under this facility of approximately $515.5 million, unused capacity of approximately $434.5 million, and held approximately $38.7 million in restricted cash related to this facility. As of December 31, 2018, the interest rate on the Floor Plan Facility was 5.90%, the Company had an outstanding balance of approximately $197.0 million, and held approximately $9.8 million in restricted cash related to this facility.

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

As of December 31, 2019, the DART I Credit Facility had an interest rate ranging between approximately 2.76% and 3.56% and the SART 2017-1 Credit Facility had an interest rate of approximately 3.71%. The Company had an outstanding balance under the Finance Receivable Facilities of approximately $53.4 million, unused capacity of $596.6 million, and held approximately $3.7 million in restricted cash related to these facilities.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

The Indenture governing the Senior Notes contains restrictive covenants that limit the ability of the Company to, among other things, incur additional debt or issue preferred stock, create new liens, make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of December 31, 2019, the Company was in compliance with all covenants.

In connection with the issuance of these Senior Notes, Carvana Group amended its LLC agreement to create a class of non-convertible preferred units, which Carvana Co. purchased with its net proceeds from the issuance of these Senior Notes, as further discussed in Note 10 — Stockholders' Equity.

The outstanding principal of the Senior Notes, net of debt issuance costs and including the premium, was approximately $591.1 million and $342.9 million as of December 31, 2019 and December 31, 2018, respectively, of which $15.0 million of principal was held by Verde as of both periods, and is included in long-term debt in the accompanying consolidated balance sheets.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of December 31, 2019, the outstanding principal of these notes had a weighted-average interest rate of 6.6% and totaled approximately $31.8 million, of which approximately $10.9 million is due within the next twelve months and is included as current portion of long-term debt in the accompanying consolidated balance sheets.

Financing of Beneficial Interests in Securitizations

In June 2019, the Company entered into a secured borrowing facility through which it finances certain retained beneficial interests in securitizations whereby the Company sells such interests and agrees to repurchase them for their fair value at a stated time of repurchase. As discussed in Note 8 — Securitizations and Variable Interest Entities, the Company has retained certain beneficial interests in securitizations pursuant to the Company’s obligations as a sponsor under Risk Retention Rules.

As of December 31, 2019, the Company has pledged approximately $85.0 million of its beneficial interests in securitizations as collateral under the repurchase agreement with expected repurchases ranging from January 2026 to October 2026. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lender, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transaction. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of this facility, net of debt issuance costs, was approximately $82.7 million as of December 31, 2019, of which approximately $26.4 million is included in current portion of long-term debt in the accompanying consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the aggregate maturities due in each period for notes payable, Senior Notes, and financing of beneficial interests in securitizations as of December 31, 2019 (in thousands). Maturities related to financing of beneficial interests in securitizations are estimated based on expected timing of payments from the securitization trusts to the lender.

2020	$37,804
2021	36,624
2022	23,198
2023	613,347
2024	5,766
Thereafter	—
Total	$716,739

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of December 31, 2019, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of December 31, 2019 and 2018, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was approximately $174.7 million and $44.4 million, respectively, and was included in long-term debt in the accompanying consolidated balance sheets.

In November 2017, the Company entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which it may sell and lease back certain of its owned or leased properties and construction improvements. Under the MSLA, at any time the Company may elect to, and beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to demand that the Company repurchase one or more properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. Under the MSLA, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. By December 31, 2018, the Company repurchased all properties it had previously sold under the MSLA for a price of approximately $28.8 million. As of December 31, 2019, the Company may sell and lease back approximately $75.0 million of its property and equipment under the MSLA.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As described in Note 1 — Business Organization, Carvana Group amended and restated its LLC Agreement to, among other things, provide for two classes of common ownership interests in Carvana Group. Carvana Group’s two remaining classes of common ownership interests are Class A Units and Class B Units. Carvana Co. is required to, at all times, maintain (i) a four-to-five ratio between the number of shares of Class A common stock issued by Carvana Co. and the number of Class A Units owned by Carvana Co. (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities and subject to adjustment as set forth in the exchange agreement (the "Exchange Agreement") further discussed below, and taking into account Carvana Sub’s 0.1% ownership interest in Carvana, LLC) and (ii) a four-to-five ratio between the number of shares of Class B common stock owned by the Original LLC Unitholders and the number of Class A Units owned by the Original LLC Unitholders. The Company may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only if an Original LLC Unitholder elects to exchange them, together with 1.25 times as many LLC Units, for consideration from the Company. Such consideration from the Company can be, at the Company's election, either shares of Class A common stock or cash.

As of December 31, 2019, there were approximately 189.7 million and 4.9 million Class A Units and Class B Units (as adjusted for the participation thresholds and closing price of Class A common stock on December 31, 2019), respectively, issued and outstanding. As of December 31, 2018, there were approximately 182.3 million and 5.6 million Class A Units and Class B Units (as adjusted for the participation thresholds and closing price of Class A common stock on December 31, 2018), respectively, issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan through the completion of the IPO (the "LLC Equity Incentive Plan"), are subject to a participation threshold, and are earned over the requisite service period.

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

The Company incurred approximately $4.9 million of legal, accounting, printing, and other professional fees directly related to the IPO, including $1.3 million incurred during 2016, of which $0.4 million were paid during 2016. Upon completion of the IPO, the total costs incurred for the IPO were charged against additional paid-in capital.

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

On May 24, 2019, the Company completed a follow-on offering of 4.2 million shares of the Company's Class A common stock at a public offering price of $65.00 per share and received net proceeds from the offering of approximately $258.8 million after underwriting discounts and commissions and offering expenses. As part of the offering, the Company granted the underwriters a 30-day option to purchase all or part of approximately 0.6 million additional shares of Class A common stock. On June 20, 2019, the underwriters exercised their option in full for an additional $38.9 million in proceeds after offering expenses.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Exchange Agreement

Carvana Co. and the LLC Unitholders entered into an Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting for certain Class A Units and subject to vesting and the respective participation threshold for Class B Units. To the extent such owners also hold Class B common stock, they will be required to deliver to Carvana Co. a number of shares of Class B common stock equal to the number of shares of Class A common stock being exchanged for. Any shares of Class B common stock so delivered will be canceled. The number of exchangeable Class B Units is determined based on the value of Carvana Co.'s Class A common stock and the applicable participation threshold.

During the years ended December 31, 2019 and December 31, 2018, certain LLC Unitholders exchanged 5.4 million and 14.2 million LLC Units and 3.1 million and 10.3 million shares of Class B common stock for 4.3 million and 11.3 million newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, Carvana Co. received 5.4 million and 14.2 million LLC Units during the years ended December 31, 2019 and December 31, 2018, respectively, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

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

At the holder's request beginning on January 29, 2018, any or all shares of the Convertible Preferred Stock were convertible into shares of Class A common stock at an initial conversion rate of 50.78 shares of Class A common stock per share of Convertible Preferred Stock. On or after December 5, 2018, the Company had the option to cause all shares of Convertible Preferred Shares to be converted into shares of Class A common stock or cash, at the Company's election, if the 10-day volume-weighted average price equaled or exceeded 150% of the conversion price as set forth in the agreement. In the event Carvana Co. issued any shares of Class A common stock upon conversion of any shares of Convertible Preferred Stock or in connection with any change of control repurchase of shares of Convertible Preferred Stock, a corresponding number of Convertible Preferred Units would be canceled and cease to be outstanding, and Carvana Group would issue Class A Units to Carvana Co. on a four-to-five ratio between the number of shares of Class A common stock issued by Carvana Co. to the holders of the Convertible Preferred Stock and the number of Class A Units issued.

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

The initial conversion price was $19.6945, which was calculated based on a 20.0% premium to the volume weighted average price for Class A common stock during the 5 trading days immediately preceding December 4, 2017. Following announcement of the transaction, the share price of Class A common stock increased and exceeded the conversion price on the commitment date and resulted in a beneficial conversion feature ("BCF") of approximately $2.6 million. The BCF was originally recorded as a reduction of the Convertible Preferred Stock with an offset to additional paid-in capital. The BCF accreted as a deemed dividend through January 29, 2018, the first available conversion date, increasing the carrying value of the Convertible Preferred Stock with an offsetting charge to additional paid-in capital. During the year ended December 31, 2018, the Company recorded approximately $1.4 million in accretion related to the BCF.

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

As of December 31, 2018, there were no outstanding shares of Convertible Preferred Stock and no related accrued dividends.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of the Senior Notes in September 2018 and May 2019, as discussed further in Note 9 — Debt Instruments. Carvana Co. used its net proceeds from the Senior Notes to purchase 600,000 Class A Non-Convertible Preferred Units. In the event Carvana Co. makes payments on the Senior Notes, Carvana Group will make an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit shall be canceled and retired.

Contributions of Class A Common Shares From Ernest Garcia III

During the years ended December 31, 2019 and 2018, the Company and its Chief Executive Officer, Ernest Garcia III, entered into contribution agreements (the "Contribution Agreements") in connection with the 100k Milestone Gift, as defined in Note 6 — Related Party Transactions. Pursuant to the Contribution Agreements, Mr. Garcia contributed approximately 0.2 million shares during both of the years ended December 31, 2019 and 2018 of the Company's Class A common stock to the Company, at no charge. The Company subsequently granted approximately 0.2 million restricted stock units during both of the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
years ended December 31, 2019 and 2018 to employees. Refer to Note 12 — Equity-Based Compensation for further discussion. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the Share Contributions, it has indemnified Mr. Garcia from any such obligations that may arise.

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

Upon the issuance of shares of Class A common stock by Carvana Co. related to the Company's equity compensation plans such as the issuance of restricted or non-restricted stock, exercise of options, payment of bonuses in stock or settlement of stock appreciation rights in stock, Carvana Group is required to issue to Carvana Co. a number of Class A Units equal to 1.25 times the number of shares of Class A common stock being issued in connection with the exercise of such options or issuance of other types of equity compensation, subject to adjustment for stock splits, stock dividends, reclassifications, and similar transactions. Activity related to the Company's equity compensation plans may result in a change in ownership which will impact the amount recorded as non-controlling interest and additional paid-in capital.

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

During the year ended December 31, 2019, the total adjustments related to exchanges of LLC Units was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $4.9 million, which has been included in exchanges of LLC Units in the accompanying consolidated statement of stockholders' equity. During the year ended December 31, 2019, Carvana Co. utilized its net proceeds from its equity offering to purchase LLC Units, which resulted in an adjustment to increase non-controlling interests and to decrease additional paid-in capital by approximately $201.0 million, which has been included in adjustment to non-controlling interests related to equity offering in the accompanying consolidated statement of stockholders' equity.

During the year ended December 31, 2018, the total adjustments related to exchanges of LLC Units was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $15.8 million, which has been included in exchanges of LLC Units in the accompanying consolidated statement of stockholders' equity. During the year ended December 31, 2018, Carvana Co. utilized its net proceeds from its equity offering to purchase LLC Units, which together with the equity offering resulted in an adjustment to increase non-controlling interests and to decrease additional paid-in capital by approximately $132.4 million, which has been included in adjustment to noncontrolling interests related to equity offering in the accompanying consolidated statement of stockholders' equity. During the year ended December 31, 2018, Carvana Group issued approximately 0.5 million Class A Units with a fair value of approximately $10.0 million as part of the purchase price consideration for Car360, which is reflected as an increase in non-controlling interests in the accompanying consolidated statement of stockholders' equity. The adjustment related to the issuance of Class A Units to acquire Car360 was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $1.3 million, which has been included in adjustment to non-controlling interests related to business acquisitions in the accompanying consolidated statement of stockholders' equity. During the year ended December 31, 2018, the 100,000 shares of Convertible Preferred Stock converted into approximately 5.1 million shares of Class A common stock, Carvana Co. canceled and retired 100,000 Convertible Preferred Units, and Carvana Group issued approximately 6.3 million Class A Units to Carvana Co. The adjustment related to the conversion of Convertible Preferred Stock was an increase in non-controlling interests and a corresponding decrease in additional paid-in capital of approximately $68.0 million, which has been included in adjustment to non-controlling interests related to conversion of Class A Convertible Preferred Stock in the accompanying consolidated statement of stockholders' equity.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Class B Units and forfeitures of Class B Units, was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $0.3 million, which has been included in adjustments to non-controlling interests in the accompanying consolidated statement of stockholders' equity.

As of December 31, 2019, Carvana Co. owned approximately 32.3% of Carvana Group with the LLC Unitholders owning the remaining 67.7%. The net loss attributable to the non-controlling interests on the accompanying consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

The following table summarizes the effects of changes in ownership in Carvana Group on the Company's equity during the years ended December 31, 2019, 2018, and 2017 (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Transfers (to) from non-controlling interests:
Decrease as a result of issuance of Class A common stock	$(201,015)	$(132,375)	$(174,144)
Increase as a result of Carvana Group's issuance of Class A Units in connection with business acquisitions	—	1,297	—
Increase as a result of exchanges of LLC Units	4,948	15,828	3,631
Decrease as a result of conversion of Class A Convertible Preferred Stock	—	(67,972)	—
Increase as a result of adjustments to the non-controlling interests	—	—	340
Total transfers to non-controlling interests	$(196,067)	$(183,222)	$(170,173)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity based compensation recognized during the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Class B Units	$2,361	$2,474	$1,771
Restricted Stock Units and Awards excluding those granted in relation to the 100k Milestone Gift	13,057	6,897	2,662
Restricted Stock Units granted in relation to the 100k Milestone Gift	12,694	12,120	—
Options	5,377	2,357	1,178
Class A Units	2,184	1,897	—
Total equity-based compensation	35,673	25,745	5,611
Equity-based compensation capitalized to property and equipment	(2,610)	(1,650)	—
Equity-based compensation capitalized to inventory	(4,505)	(3,776)	—
Equity-based compensation, net of capitalized amounts	$28,558	$20,319	$5,611

During the years ended December 31, 2019, 2018, and 2017 the Company capitalized approximately $2.6 million, $1.7 million, and $0.0 million, respectively, of equity-based compensation to property and equipment related to software development and real estate projects and approximately $4.5 million, $3.8 million, and $0.0 million, respectively, to inventory related to reconditioning and inbound transportation of vehicles. Prior to 2018, amounts capitalized to property and equipment and inventory were immaterial. All other equity-based compensation is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of December 31, 2019, unrecognized equity-based compensation related to outstanding awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2019 is presented in the table below. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

	Unrecognized Equity-Based Compensation Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
Class B Units	$2,253	1.9
Restricted Stock Units and Awards	36,136	3.0
Options	13,819	2.8
Class A Units	3,217	2.1
Total unrecognized equity-based compensation	$55,425

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards to employees, directors, officers, and consultants. The majority of the Company's equity awards, other than those granted in relation to Mr. Garcia's 100k Milestone Gift, vest over two- to five-year periods based on continued employment with the Company. As of December 31, 2019, approximately 10.8 million shares remain available for future equity-based award grants under this plan.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards ("RSAs") entitle recipients to vote and to receive all dividends declared with respect to such shares, payable upon vesting. RSAs vest over a period of two to five years, subject to the recipient's continued employment or service. The Company did not grant any RSAs during the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Company issued certain employees and consultants an aggregate of approximately 0.1 million and 0.6 million RSAs, respectively, pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $45.05 and $16.97, respectively. The Company determined the grant-date fair value of the RSAs granted during the years ended December 31, 2018 and 2017 based on the closing price of the Company's Class A common stock on the grant date.

Restricted stock units ("RSUs") do not entitle recipients to vote or receive dividends. RSUs generally vest over a period of one to five years, subject to the recipient's continued employment. During the years ended December 31, 2019, 2018, and 2017, the Company issued certain employees an aggregate of approximately 0.7 million, 0.7 million, and 22,000 RSUs, respectively, pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $60.91, $46.41, and $20.64, respectively. The Company determined the grant-date fair value of the RSUs granted during the years ended December 31, 2019, 2018, and 2017 based on the closing price of the Company's Class A common stock on the grant date. RSUs are settled in shares of Class A common stock on a one-to-one basis within thirty days of vesting. As discussed in Note 10 — Stockholders' Equity, included in these RSUs, in connection with the 100k Milestone Gift, during both the years ended December 31, 2019 and 2018 the Company granted approximately 0.2 million RSUs with a vesting period of one week or less following receipt of Class A common stock from its Chief Executive Officer, Ernest Garcia III. The Company recognized approximately $12.7 million and $12.1 million during the years ended December 31, 2019 and 2018, respectively, of equity-based compensation, a portion of which related to the production of the Company's used vehicle inventory and was therefore capitalized to inventory.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
RSA and RSU activity during the years ended December 31, 2019, 2018, and 2017 was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2017	—	n/a
Granted	584	$17.11
Settled	(135)	$15.91
Forfeited	(29)	$15.06
Outstanding at December 31, 2017(1)	420	$17.63

Granted	791	$46.19
Settled	(391)	$42.35
Forfeited	(56)	$21.64
Outstanding at December 31, 2018(1)	764	$34.25

Granted	672	$60.91
Settled	(461)	$45.05
Forfeited	(47)	$37.15
Outstanding at December 31, 2019(1)	928	$48.04
(1) All outstanding RSAs and RSUs at December 31, 2019, 2018, and 2017 are nonvested.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Stock option activity during the years ended December 31, 2019, 2018, and 2017 was as follows (shares and intrinsic value in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	—
Options granted	784	$15.58		n/a
Options exercised	(3)	$15.00		$14
Options forfeited or expired	(26)	$15.00		n/a
Outstanding at December 31, 2017	755	$15.60	9.5	$3,000

Options granted	294	$44.81
Options exercised	(60)	$13.26		$1,224
Options forfeited or expired	(58)	$16.15
Outstanding at December 31, 2018	931	$24.95	8.9	$11,306

Options granted	364	$37.70
Options exercised	(104)	$16.28		$5,388
Options forfeited or expired	(44)	$17.53
Outstanding at December 31, 2019	1,147	$30.07	8.3	$71,101

Vested and exercisable as of December 31, 2019	338	$24.64	7.8	$22,784
Expected to vest as of December 31, 2019	809	$32.33	8.5	$48,317

The Company determined the grant-date fair value of the options granted during the years ended December 31, 2019, 2018, and 2017 using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2019	2018	2017
Expected volatility(1)	66.7%	65.5%	63.0%
Expected dividend yield	—%	—%	—%
Expected term (in years)(2)	6.11	6.00	6.27
Risk-free interest rate	2.5%	3.0%	2.0%
Weighted-average grant-date fair value per option	$23.87	$26.93	$9.18
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

Class A Units

During the year ended December 31, 2018, the Company granted certain employees approximately 0.4 million Class A Units with service-based vesting over two- to four-year periods and a grant-date fair value of $18.58 per Class A Unit. The grantees entered into the Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting.

A summary of the Class A Unit activity for the years ended December 31, 2019 and 2018 is as follows:

	Class A Units
	Number of Class A Units (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	—	n/a
Granted	393	$18.58
Exchanged	—	n/a
Forfeited	—	n/a
Outstanding at December 31, 2018	393

Granted	—	n/a
Exchanged	(172)	$18.58
Forfeited	—	n/a
Outstanding at December 31, 2019	221

Vested as of December 31, 2019	18	$18.58
Expected to vest as of December 31, 2019	203	$18.58

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service vesting conditions. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. The awards granted under the LLC Equity Incentive Plan are earned over the requisite service period, which is typically four to five years, and must meet the participation threshold requirements to participate in any distributions. As of December 31, 2019, outstanding Class B Units had participation thresholds between $0.00 to $12.00. Vested Class B Units participate in any distributions of Carvana Group in excess of those required for the Class A Units subject to the participation threshold. As discussed in Note 10 — Stockholders' Equity, participants may receive shares of Carvana Co. Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of Carvana Co., subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the Class B Unit activity for the year ended December 31, 2019, 2018, and 2017 is as follows:

	Class B Units
	Number of Class B Units (in thousands)	Weighted-Average Participation Threshold per Class B Unit
Outstanding at January 1, 2017	6,740	$1.91
Granted	767	$12.00
Exchanged	(51)	$1.81
Forfeited	(35)	$3.48
Outstanding at December 31, 2017	7,421	$2.95

Granted	—	n/a
Exchanged	(901)	$0.96
Forfeited	(127)	$10.49
Outstanding at December 31, 2018	6,393	$3.08

Granted	—	n/a
Exchanged	(1,202)	$1.17
Forfeited	(23)	$5.23
Outstanding at December 31, 2019	5,168	$3.51

Vested as of December 31, 2019	4,416	$2.87
Expected to vest as of December 31, 2019	752	$7.28

The Company used a third party valuation specialist to assist management in its estimation of the grant-date fair value of the Class B Units on the respective grant dates during 2017. There were no Class B Units granted in 2018 or 2019. As the participation threshold provides a threshold similar to that of an exercise price for a stock option, the Company used option pricing valuation models with the following weighted-average assumptions:

For the Year Ended December 31, 2017
Expected volatility(1)	63.0%
Expected dividend yield	—%
Expected term (in years)(2)	6.3
Risk-free interest rate	1.9%
Weighted-average grant date fair value per Class B Unit	$7.04
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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The following table presents the calculation of basic and diluted net loss per share during the years ended December 31, 2019, 2018, and 2017 (in thousands, except per share data):

	For the years ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(364,639)	$(254,745)	$(164,316)
Net loss attributable to non-controlling interests(1)	249,980	199,269	146,003
Dividends on Class A convertible preferred stock	—	(4,206)	(413)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	(1,380)	(1,237)
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted(1)	$(114,659)	$(61,062)	$(19,963)
Denominator:
Weighted-average shares of Class A common stock outstanding	47,079	30,362	15,517
Nonvested weighted-average restricted stock awards	(232)	(319)	(276)
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	46,847	30,043	15,241
Net loss per share of Class A common stock, basic and diluted(1)	$(2.45)	$(2.03)	$(1.31)
(1) The 2018 amounts reflect the revision discussed in Note 2 — Summary of Significant Accounting Policies.

Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented. LLC Units (adjusted for the Exchange Ratio and participation thresholds) are considered potentially dilutive shares of Class A common stock because they are exchangeable into shares of Class A common stock, if the Company elects not to settle exchanges in cash.

Weighted-average as-converted shares of Convertible Preferred Stock of approximately 0.0 million, 3.9 million, and 0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average as-converted Class A Units of approximately 106.6 million, 109.0 million, and 117.0 million together with the related Class B common stock for the years ended December 31, 2019, 2018, and 2017, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units of approximately 5.2 million, 6.4 million, and 7.4 million at December 31, 2019, 2018, and 2017, respectively, were evaluated for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average potentially dilutive restricted stock awards and units of approximately 0.8 million, 0.5

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
million, and 0.3 million outstanding during the years ended December 31, 2019, 2018, and 2017, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of December 31, 2019, 2018, and 2017, approximately 1.1 million, 0.9 million, and 0.8 million options, respectively, were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

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

Net loss before income taxes was $364.6 million, $254.7 million, and $164.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company had no income tax expense for the years ended December 31, 2019, 2018, and 2017.

A reconciliation of the U.S. federal rate to the Company’s effective income tax rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Expected U.S. federal income taxes at statutory rate	$(76,574)	21.0%	$(53,496)	21.0%	$(57,511)	35.0%
Impact of 2017 Tax Cuts and Jobs Act	—	—%	—	—%	9,303	(5.7)%
Loss attributable to non-controlling interests	52,496	(14.4)%	41,024	(16.1)%	52,607	(32.0)%
State taxes	(2,945)	0.8%	(2,363)	0.9%	(553)	0.3%
Valuation allowance	18,039	(4.9)%	14,771	(5.8)%	(3,911)	2.4%
Effect due to LLC flow-through structure	10,004	(2.7)%	—	—%	—	—%
Other	(1,020)	0.2%	65	0.0%	65	0.0%
Income tax expense	$—	—%	$—	—%	$—	—%

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the tax basis in an asset or liability and its reported amount under U.S. GAAP. These temporary differences result in taxable or deductible amounts in future years. The components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Investment in Carvana Group	$155,775	$100,977
Net operating loss carryforward	44,771	23,323
Interest expense carryforward	13,721	2,262
Tax credit carryforward	586	—
Total gross deferred tax assets	214,853	126,562
Valuation allowance	(214,853)	(126,562)
Total deferred tax assets, net of valuation allowance	$—	$—

Deferred tax liabilities:
Intangibles	$(1,808)	$(2,217)
Total gross deferred tax liabilities	(1,808)	(2,217)
Net deferred tax liabilities	$(1,808)	$(2,217)

As of December 31, 2019, the Company had federal and state net operating loss carry forwards of $188.2 million. Federal losses that arose prior to 2018 will begin to expire in 2037. Federal losses that arose in 2018 will be carried forward indefinitely.

As described in Note 10 — Stockholders' Equity, the Company acquired 5.4 million LLC Units during the year ended December 31, 2019 in connection with exchanges with Existing LLC Unitholders. During the year ended December 31, 2019, the Company recorded a gross deferred tax asset of $70.3 million associated with the basis difference in its investment in Carvana Group related to the acquisition of the LLC Units which is reflected as an increase to additional paid-in capital in the accompanying statements of stockholders' equity.

As described in Note 1 — Business Organization and Note 10 — Stockholders' Equity, Carvana Co. purchased approximately 18.8 million newly-issued LLC Units of Carvana Group in connection with the IPO. The Company recognized a gross deferred tax asset of $0.5 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying statements of stockholders' equity. The Company has not recorded a deferred tax asset of $43.1 million related to the remaining basis difference associated with this purchase of LLC Units as the difference will only reverse upon the sale of its interest in Carvana Group.

As described in Note 1 — Business Organization and Note 10 — Stockholders' Equity, on April 30, 2018, Carvana Co. completed a follow-on offering of 6.6 million shares of its Class A common stock. The Company recognized a gross deferred tax asset of $2.5 million associated with the portion of the basis difference resulting from the purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying statement of stockholders' equity. The Company has not recorded a deferred tax asset of $30.6 million related to the remaining basis difference associated with the purchase of LLC Units as the difference will only reverse upon the sale of its interest in Carvana Group.

As described in Note 1 — Business Organization and Note 10 — Stockholders' Equity, on May 24, 2019, Carvana Co. completed a follow-on offering of 4.2 million shares of the Class A common stock. As part of the offering, the underwriters were given an option to purchase all or part of approximately 0.6 million additional shares of Class A common stock which the underwriters exercised in full. The Company recognized a gross deferred asset of approximately $7.5 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying consolidated statements of stockholder's equity. The Company has not recorded a deferred tax asset of $42.7 million related to the remaining basis difference associated with the purchase of LLC Units as the difference will only reverse upon the sale of its interest in Carvana Group.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As described in Note 4 — Goodwill and Intangible Assets, Carvana Group acquired Car360 on April 12, 2018. The acquisition included various intangible assets, and as a result the Company recognized a deferred tax liability of approximately $2.5 million which is reflected within other liabilities in the accompanying consolidated balance sheets. The deferred tax liability will be amortized over two to seven years and approximately $0.4 million and $0.3 million was amortized during the years ended December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance of $214.9 million against its deferred tax assets. The Company has $1.8 million of deferred tax liabilities not available to offset deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of the year ended December 31, 2019, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") which provides guidance on accounting for the 2017 Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the 2017 Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the 2017 Tax Act under ASC Topic 740, Income Taxes ("ASC 740"). In accordance with SAB 118, the Company must reflect the income tax effects of the 2017 Tax Act in the reporting period in which it completes its analysis. The Company has recorded the impact of the Tax Act on its deferred tax balances related to the change in tax rate. During the year ended December 31, 2017, the Company recorded a decrease in its deferred tax assets of $9.3 million with a corresponding decrease in valuation allowance. SAB 118 allowed the Company to refrain from making a decision on certain provisions in the 2017 Tax Act and the Company continued to review and assess the potential impact of the legislation on its consolidated financial statements factoring in changes due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions that the Company has made and additional guidance that may be issued by the U.S. government. As of December 31, 2018, the Company completed accounting for all of the enactment date income tax effects of the 2017 Tax Act and determined there were no material adjustments.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

As of December 31, 2019, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of December 31, 2019, the total unrecorded TRA liability is approximately $178.4 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Uncertain Tax Positions

Based on the Company's analysis of tax positions taken on income tax returns filed, no uncertain tax positions existed as of December 31, 2019, 2018, and 2017. Carvana Co. was formed in November 2016 and did not engage in any operations prior to the IPO and Organizational Transactions. Carvana Co. was not required to file 2016 tax returns and filed its first tax returns for the tax year 2017, the first year it became subject to examination by taxing authorities for U.S. federal and state income tax purposes. Carvana Group is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. Carvana Group has filed income tax returns for years through 2017. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed.

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

Operating Leases

As of December 31, 2019, the Company is a tenant under various operating leases related to certain of its hubs, vending machines and corporate offices. The initial terms expire at various dates between 2020 and 2032. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company also had operating leases for certain of its transportation fleet. In March 2019, the Company reassessed the lease terms of the transportation equipment leases based on the likelihood of exercising its extension options and reclassified them to finance leases. Rent expense for the Company's operating leases was approximately $7.9 million and $4.3 million for years ended December 31, 2018 and 2017, respectively.

Refer to Note 6 — Related Party Transactions for further discussion of operating leases with related parties.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Finance Leases

The Company has finance leases for certain equipment for its transportation fleet. The leases have initial terms of two to five years, some of which include extension options for up to four additional years, and require monthly payments. As of December 31, 2018, the outstanding amount of the finance leases was approximately $16.2 million, of which approximately $3.0 million was due during 2019 and was included as current portion of long-term debt in the accompanying consolidated balance sheet.

Lease Costs and Activity

The Company's lease costs and activity during the year ended December 31, 2019 were as follows (in thousands):

Year Ended December 31, 2019
Lease Costs:
Finance Leases:
Amortization of finance lease assets	$8,116
Interest obligations under finance leases	2,014
Total finance lease expense	$10,130

Operating Leases:
Fixed lease costs	$13,333
Fixed lease costs to related parties	7,469
Variable short-term lease costs to related parties	1,396
Total operating lease costs	$22,198

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to third party	$9,600
Operating lease liabilities to related party	8,398
Interest payments on finance lease liabilities	2,014

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$8,425

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Maturity of Lease Liabilities

The following table summarizes maturities of lease liabilities as of December 31, 2019 (in thousands):

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total
2020	$13,985	$8,263	$14,709	$22,972	$36,957
2021	13,195	7,737	14,264	22,001	35,196
2022	12,800	7,775	12,432	20,207	33,007
2023	12,022	7,834	9,725	17,559	29,581
2024	5,010	6,621	7,049	13,670	18,680
Thereafter	578	28,622	78,822	107,444	108,022
Total minimum lease payments	57,590	66,852	137,001	203,853	261,443
Less: amount representing interest	(6,117)	(20,506)	(54,420)	(74,926)	(81,043)
Total lease liabilities	$51,473	$46,346	$82,581	$128,927	$180,400
(1) Leases that are on a month-to-month basis, short-term leases, and lease extensions that the Company does not expect to exercise are not included. Payments for additional corporate headquarters space expected to commence in 2020 under an executed lease agreement of approximately $84.8 million are also excluded.
(2) Related party lease payments exclude rent payments due under the DriveTime Lease Agreement and the DriveTime Hub Lease Agreement for locations where the Company shares space with DriveTime, as those are variable lease payments contingent upon the Company's utilization of the leased assets.

As of December 31, 2019, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of December 31, 2019 were as follows, excluding short-term operating leases:

Weighted average remaining term (years)
Operating leases	10.6
Finance leases	4.5
Weighted-average discount rate
Operating leases	8.4%
Finance leases	5.4%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $3.7 million and $1.4 million, as of December 31, 2019 and 2018, respectively, and is included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Letters of Credit

In October 2016, the Company obtained an unconditional, irrevocable, stand-by letter of credit for $1.9 million to satisfy a condition of a lease agreement. The Company was required to maintain a cash deposit of $1.9 million with the financial institution that issued the stand-by letter of credit until February 2018, at which point the cash deposit requirement was reduced by approximately $1.0 million. The Company earned interest on this letter of credit, and as of December 31, 2017, the balance with the financial institution was approximately $2.0 million and was included in restricted cash in the accompanying consolidated balance sheet. On November 30, 2018, the letter of credit expired.

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2019 and 2018, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.

Future litigation may be necessary to defend the Company and its partners by determining the scope, enforceability and validity of third party proprietary rights or to establish its own proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Items Measured at Fair Value on a Recurring Basis

A description of the fair value hierarchy and the Company's methodologies are included in Note 2 — Summary of Significant Accounting Policies. As of December 31, 2019 and 2018, the Company held certain assets that were required to be measured at fair value on a recurring basis, and as of December 31, 2019, the Company held beneficial interests in securitizations for which it elected the fair value option.

The following tables are a summary of fair value measurements and hierarchy level at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$56,435	$56,435	$—	$—
Beneficial interests in securitizations	98,780	—	29,222	69,558

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$63,713	$63,713	$—	$—
(1) Consist of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying consolidated balance sheets.

Beneficial Interests in Securitizations

Beneficial interests in securitizations include notes and certificates of the securitization trusts, the same securities as issued to other investors as described in Note 8 — Securitizations and Variable Interest Entities. Level 2 assets include beneficial interests in the most recent securitization which was completed on December 27, 2019. Given both the proximity to the end of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
the reporting period and lack of observable changes in economic inputs, the Company concluded the fair value when the securitization was completed represented the fair value at December 31, 2019.

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

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. During the year ended December 31, 2019, the Company transferred beneficial interests acquired as part of the securitization transactions in March, June, and September from Level 2 to Level 3. The assets were initially classified as Level 2 due to the transactions' proximity to the end of each respective reporting period and the lack of observable changes in economic inputs. As noted above, the Company uses significant unobservable inputs to measure the fair value of these assets on a recurring basis, thus they will be classified as Level 3 in future periods. There were no transfers out of Level 3 during the year ended December 31, 2019.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Opening Balance	$—
Transfers into Level 3	80,081
Cash receipts	(9,559)
Change in fair value	(964)
Ending Balance	$69,558

The Company did not have any Level 2 or 3 beneficial interest in securitizations during the year ended December 31, 2018.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the years ended December 31, 2019 and 2018. The carrying value of the financing of beneficial interests in securitizations were determined to approximate fair value as we entered into the transactions throughout the year ended December 31, 2019, and the interest rates remained relatively consistent.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of December 31, 2019 and 2018 was as follows (in thousands):

	December 31,
	2019	2018
Carrying value, net of unamortized debt issuance costs	$591,124	$342,869
Fair value	625,114	319,375

The fair value of finance receivables, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018
Carrying value	$286,969	$105,200
Fair value	304,532	109,703

Derivative Instruments

As of December 31, 2019 and 2018, the Company had no outstanding derivative instruments.

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Cash payments for interest, including $1,368, $0, and $382, respectively, to related parties	$74,080	$16,322	$7,064
Non-cash investing and financing activities:
Capital expenditures financed through long-term debt	$—	$10,139	$18,005
Capital expenditures included in accounts payable and accrued liabilities	$25,367	$9,384	$8,619
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$58,186	$—	$—
Property and equipment acquired under finance leases	$35,924	$16,543	$—
Equity-based compensation expense capitalized to property and equipment	$2,610	$1,650	$—
Property and equipment acquired through issuance of Class A common stock	$—	$536	$—
Fair value of beneficial interests received in securitization transactions	$109,303	$—	$—
Reductions of beneficial interests in securitizations and associated long-term debt	$6,760	$—	$—
Issuance of LLC Units related to business acquisitions	$—	$9,981	$—
Dividends on Convertible Preferred Stock included in accrued liabilities	$—	$—	$413
Debt issuance costs included in accounts payable and accrued liabilities	$—	$—	$175
Conversion of Class A Convertible Preferred Stock to common stock	$—	$98,507	$—
Accrual of return on Class C redeemable preferred units	$—	$—	$9,439
Conversion of Class C redeemable preferred units to Class A Units	$—	$—	$260,411

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same amounts shown in the accompanying consolidated statements of cash flows for all periods presented (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$76,016	$78,861	$172,680
Restricted cash (1)	42,443	9,848	14,443
Total cash, cash equivalents, and restricted cash	$118,459	$88,709	$187,123

(1) Amounts included in restricted cash represent the deposits required under the Company's short-term revolving facilities. As of and during the years ended December 31, 2018 and 2017, restricted cash also included amounts required to be held under letter of credit agreements. Refer to Note 9 — Debt Instruments and Note 16 — Commitments and Contingencies for additional information.

NOTE 19 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
Net sales and operating revenues	$360,422	$475,286	$534,922	$584,838	$755,234	$986,221	$1,094,854	$1,103,587
Gross profit	$34,234	$49,035	$57,306	$56,134	$88,532	$137,793	$137,543	$142,546
Net loss	$(52,672)	$(51,250)	$(64,419)	$(86,404)	$(82,596)	$(64,059)	$(92,244)	$(125,740)
Net loss attributable to Carvana Co.(1)	$(7,043)	$(9,965)	$(16,042)	$(22,426)	$(23,115)	$(20,323)	$(30,088)	$(41,133)
Net loss per share of Class A common stock, basic and diluted (1)(2)	$(0.53)	$(0.41)	$(0.50)	$(0.58)	$(0.56)	$(0.44)	$(0.60)	$(0.82)
(1) The amounts included in this table for the fourth quarter of 2018 through the third quarter of 2019 have been revised to reflect a decrease in net loss attributable to Carvana Co. and a decrease in net loss per share of Class A common stock, basic and diluted as further described below and in Note 2 — Summary of Significant Accounting Policies.
(2) The sum of the four quarters may differ from the annual amount due to rounding and timing of changes in weighted-average outstanding shares relative to net losses incurred each period.

Revisions

As discussed in Note 2 — Summary of Significant Accounting Policies, the Company reviewed its historical accounting for payments from Carvana Group to Carvana Co. to fund interest on the senior unsecured notes and identified an error associated with the allocation of net loss between Carvana Co. and non-controlling interests. The Company determined that the error was immaterial to prior period financial statements and will revise the 2019 quarterly periods in connection with the Company's future 2020 unaudited interim condensed consolidated financial statement filings in Quarterly Reports on Form 10-Q. The Company will revise its consolidated statements of operations, for the three month period ended March 31, 2019, the three and six month periods ended June 30, 2019 and the three and nine month periods ended September 30, 2019. The Company will also revise the consolidated balance sheets and consolidated statements of stockholders’ equity at March 31, 2019, June 30, 2019 and September 30, 2019.

This revision for the three month period ended March 31, 2019 will result in an increase in net loss attributable to non-controlling interests of approximately $5.4 million, a decrease in net loss attributable to Carvana Co. and net loss attributable to Class A common stockholders of approximately $5.4 million and a decrease in net loss per share of Class A common stock, basic and diluted of $0.13. The revision at March 31, 2019 will result in a decrease to the accumulated deficit and non-controlling interests of approximately $11.7 million and an increase total stockholder’s equity attributable to Carvana Co. of approximately $11.7 million.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
This revision for the three month period ended June 30, 2019 will result in an increase in net loss attributable to non-controlling interests of approximately $6.3 million, a decrease in net loss attributable to Carvana Co. and net loss attributable to Class A common stockholders of approximately $6.3 million and a decrease in net loss per share of Class A common stock, basic and diluted of $0.14. This revision for the six month period ended June 30, 2019 will result in an increase in net loss attributable to non-controlling interests of approximately $11.7 million, a decrease in net loss attributable to Carvana Co. and net loss attributable to Class A common stockholders of approximately $11.7 million and a decrease in net loss per share of Class A common stock, basic and diluted of $0.27. The revision at June 30, 2019 will result in a decrease to the accumulated deficit and non-controlling interests by approximately $18.0 million and increase total stockholder’s equity attributable to Carvana Co. by approximately $18.0 million.

This revision for the three month period ended September 30, 2019 will result in an increase in net loss attributable to non-controlling interests of approximately $8.9 million, a decrease in net loss attributable to Carvana Co. and net loss attributable to Class A common stockholders of approximately $8.9 million and a decrease in net loss per share of Class A common stock, basic and diluted of $0.18. This revision for the nine month period ended September 30, 2019 will result in an increase in net loss attributable to non-controlling interests of approximately $20.7 million, a decrease in net loss attributable to Carvana Co. and net loss attributable to Class A common stockholders of approximately $20.7 million and a decrease in net loss per share of Class A common stock, basic and diluted of $0.45. The revision at September 30 2019 will result in a decrease the accumulated deficit and non-controlling interests by approximately $26.9 million and increase total stockholder’s equity attributable to Carvana Co. by approximately $26.9 million.

These revisions do not impact the consolidated statements of cash flows. The Company has concluded that the effect of this revision is not material to any of its previously issued financial statements.

NOTE 20 — SUBSEQUENT EVENTS

In January and February 2020, the Company and certain subsidiaries entered into two revolving facilities with certain lenders to fund automotive finance receivables originated by the Company. The credit facilities may be drawn upon through July 23, 2021 and February 20, 2022, respectively. As of the date hereof, the lenders have committed an aggregate amount of $925.0 million under these facilities, which may be increased to an aggregate $1.0 billion with the consent of certain lenders. The facilities require monthly payments of interest and fees based on usage and unused facility amounts. The subsidiaries are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company.

After entering into the revolving credit warehouse facilities described above, the Company voluntarily terminated the DART I Credit Facility and the SART 2017-1 Credit Facility, which were both scheduled to be available to the Company to draw against until April 2020.

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

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation during the fourth quarter of 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information about our equity compensation plans under which our Class A common stock is authorized for issuance as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	1,147,107	$30.07	10,770,422
(1) Includes awards granted and available for future issuance under our 2017 Omnibus Incentive Plan.

The information required by Item 403 of Regulation S-K is incorporated by reference to Carvana’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1	Financial Statements: The Consolidated Financial Statements of Carvana are set forth in Part II, Item 8 of this Form 10-K.
2	Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts.

Schedule II - Valuation and Qualifying Accounts

		Additions
(in thousands)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Reductions	Balance at end of period
Deferred tax asset valuation allowance:
Year ended December 31, 2019	$126,562	$18,039	$70,252	(1)	$—	$214,853
Year ended December 31, 2018	$16,612	$14,771	$95,179	(1)	$—	$126,562
Year ended December 31, 2017	$—	$(3,911)	$20,523	(1)	$—	$16,612
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

4.2	Supplemental Indenture, dated as of May 24, 2019 (incorporated by reference to Exhibit 4.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 24, 2019).
4.3	Form of 8.875% Note due 2023 (included as Exhibit A to Exhibit 4.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 21, 2018).
4.4	Description of Registrant's Securities, filed herewith.
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

10.4
Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Carvana Group, LLC effective September 21, 2018 (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on October 5, 2018).

10.5
Exchange Agreement, dated April 27, 2017, by and among the Company, Carvana Group, Carvana Co. Sub LLC and the holders of the Company’s Common Units (as defined therein) (incorporated by reference to Exhibit 10.3 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).

10.6
Second Amended and Restated Registration Rights Agreement, dated April 27, 2017, by and among the Company, Carvana Group and the other signatories party thereto (incorporated by reference to Exhibit 10.4 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).

10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.8†	Carvana Group, LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.9†	Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).
10.10†	First Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on June 6, 2017).
10.11†	Second Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).
10.12†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.13†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.14†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.15†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.8 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.16†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.17†
Form of Cash-Based Award Agreement Pursuant to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 7, 2018).

10.18†
Form of Performance Restricted Stock Unit Agreement Pursuant to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to Carvana Co.'s Current Report 8-K filed with the SEC on May 7, 2018).

10.19†
Form of Restricted Stock Unit Agreement Pursuant to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 31, 2018).

10.20†
Form of Nonqualified Stock Option Agreement Pursuant to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 31, 2018).

10.21*
Amended and Restated Inventory Financing and Security Agreement, dated as of July 27, 2015 among Ally Bank, Ally Financial and Carvana, LLC (incorporated by reference to Exhibit 10.11 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.22*
Amendment to Amended and Restated Inventory Financing and Security Agreement, dated as of December 30, 2015 among Ally Bank, Ally Financial and Carvana, LLC (incorporated by reference to Exhibit 10.12 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.23*
Third Amendment to Amended and Restated Inventory Financing and Security Agreement, dated as of November 9, 2016 among Ally Bank, Ally Financial and Carvana, LLC (incorporated by reference to Exhibit 10.13 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.24
Letter Agreement re Notice of Change in Release Period for Certain Vehicles, dated as of February 10, 2017 among Ally Bank, Ally Financial and Carvana, LLC (incorporated by reference to Exhibit 10.14 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.25*
Fourth Amendment to Amended and Restated Inventory Financing and Security Agreement, dated as of March 31, 2017 among Ally Bank, Ally Financial and Carvana, LLC (incorporated by reference to Exhibit 10.30 to Carvana Co.’s Registration Statement on Form S-1/A filed with the SEC on April 11, 2017).

10.26
Fifth Amendment to Amended and Restated Inventory Financing and Security Agreement, dated June 5, 2017 among Carvana, LLC, Ally Bank and Ally Financial Inc. (incorporated by reference to Exhibit 10.2 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on June 6, 2017).

10.27*
Sixth Amendment to Amended and Restated Inventory Financing and Security Agreement, dated August 4, 2017 among Carvana, LLC, Ally Bank and Ally Financial Inc. (incorporated by reference to Exhibit 10.2 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017).

10.28*
Letter Agreement re Notice of Change in Release Period among Carvana, LLC, Ally Bank and Ally Financial, dated November 2, 2017 (incorporated by reference to Exhibit 10.2 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.29*
Seventh Amendment to the Amended and Restated Inventory Financing and Security Agreement, dated November 2, 2018 (incorporated by reference to Exhibit 10.3 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.30
Eighth Amendment to the Amended and Restated Inventory Financing and Security Agreement, dated November 1, 2019 (incorporated by reference to Exhibit 10.2 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2019).

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

10.33
Second Amendment to the Amended and Restated Master Purchase and Sale Agreement among Carvana Auto Receivables 2016-1 LLC, Ally Bank and Ally Financial Inc., dated November 3, 2017 (incorporated by reference to Exhibit 10.3 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.34
Omnibus Amendment No. 2 to the Ally Flow transaction, dated as of January 4, 2018 (incorporated by reference to Exhibit 10.44 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on March 6, 2018).

10.35
Third Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated November 2, 2018 (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.36
Fourth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated January 4, 2019 (incorporated by reference to Exhibit 10.61 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on February 27, 2019).

10.37*
Fifth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated March 6, 2019 among Carvana Auto Receivables 2016-1 LLC, Ally Bank, Ally Financial Inc. (incorporated by reference to Exhibit 99.2 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on April 25, 2019).

10.38*
Sixth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated April 19, 2019 among Carvana Auto Receivables 2016-1 LLC, Ally Bank, Ally Financial Inc. (incorporated by reference to Exhibit 99.3 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on April 25, 2019).

10.39
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

10.41*
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

10.44*
Third Amendment to Fourth Amended and Restated Lease Agreement with DriveTime, dated March 5, 2018 (incorporated by reference to Exhibit 10.47 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on March 6, 2018).

10.45*
Fourth Amendment to Fourth Amended and Restated Lease Agreement with DriveTime, dated December 20, 2018, (incorporated by reference to Exhibit 10.62 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on February 27, 2019).

10.46*	Loan and Security Agreement, dated April 19, 2019 (incorporated by reference to Exhibit 99.1 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on April 25, 2019).
10.47*	Amended and Restated Loan and Security Agreement, dated May 7, 2019 (incorporated by reference to Exhibit 10.2 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019).
10.48
SilverRock Automotive Master Dealer Agreement, dated December 8, 2016 among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc. and Carvana, LLC (incorporated by reference to Exhibit 10.24 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.49
Amendment to the Master Dealer Agreement, effective October 1, 2018 among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.5 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.50
Transfer Agreement, dated March 29, 2019 among Carvana Auto Receivables Depositor LLC and Carvana Auto Receivables Trust 2019-1 (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on April 2, 2019).

10.51
Transfer Agreement, dated June 27, 2019 among Carvana Auto Receivables Depositor LLC and Carvana Auto Receivables Trust 2019-2 (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 3, 2019).

10.52
Transfer Agreement, dated September 27, 2019 among Carvana Auto Receivables Depositor LLC and Carvana Auto Receivables Trust 2019-3 (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on October 1, 2019).

10.53
Transfer Agreement, dated December 27, 2019 among Carvana Auto Receivables Depositor LLC and Carvana Auto Receivables Trust 2019-4 (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on December 30, 2019).

10.54†	Non-Compete Agreement between Carvana, LLC and Ernest C. Garcia III (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on November 1, 2018).
10.55†
Contribution Agreement between Carvana Co. and Ernest C. Garcia III, dated September 12, 2018 (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 12, 2018).

10.56†
Contribution Agreement between Carvana Co. and Ernest C. Garcia III, dated November 6, 2018 (incorporated by reference to Exhibit 10.6 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.57†
Contribution Agreement, between Carvana Co. and Ernest C. Garcia III, dated February 26, 2019, (incorporated by reference to Exhibit 10.63 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on February 27,2019).

10.58†
Contribution Agreement, between Carvana Co. and Ernest C. Garcia III, dated May 7, 2019 (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019).

10.59†
Contribution Agreement, between Carvana Co. and Ernest C. Garcia III, dated August 6, 2019 (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019).

10.60†
Contribution Agreement, between Carvana Co. and Ernest C. Garcia III, dated November 5, 2019 (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2019).

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

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 26, 2020	Carvana Co.
(Registrant)

	By:	/s/ Ernest Garcia III
Ernest Garcia III
President, Chief Executive Officer and Chairman
February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest Garcia III	President, Chief Executive Officer, and Chairman	February 26, 2020
Ernest Garcia III

/s/ Mark Jenkins	Chief Financial Officer	February 26, 2020
Mark Jenkins

/s/ Stephen Palmer	Vice President of Accounting and Finance	February 26, 2020
Stephen Palmer

/s/ Michael Maroone	Director	February 26, 2020
Michael Maroone

/s/ Ira Platt	Director	February 26, 2020
Ira Platt

/s/ Dan Quayle	Director	February 26, 2020
Dan Quayle

/s/ Greg Sullivan	Director	February 26, 2020
Greg Sullivan

/s/ Neha Parikh	Director	February 26, 2020
Neha Parikh