Form 10-Q
period 2020-03-31
CARVANA CO.
filed 2020-05-06
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 1, 2020, the registrant had 64,063,049 shares of Class A common stock outstanding and 101,200,276 shares of Class B common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.001 Per Share	CVNA	New York Stock Exchange

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$72,435	$76,016
Restricted cash	72,600	42,443
Accounts receivable, net	26,591	39,864
Finance receivables held for sale, net	199,045	286,969
Vehicle inventory	844,681	762,696
Beneficial interests in securitizations	118,923	98,780
Other current assets	59,309	52,654
Total current assets	1,393,584	1,359,422
Property and equipment, net	645,485	543,471
Operating lease right-of-use assets, including $43,677 and $44,583, respectively, from leases with related parties	169,741	123,420
Intangible assets, net	6,685	7,232
Goodwill	9,353	9,353
Other assets, including $8,372 and $6,138, respectively, due from related parties	14,370	14,850
Total assets	$2,239,218	$2,057,748
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $10,173 and $9,549, respectively, due to related parties	$246,783	$234,443
Short-term revolving facilities	812,214	568,840
Current portion of long-term debt	53,286	48,731
Other current liabilities, including $4,436 and $4,518, respectively, from leases with related parties	16,141	12,856
Total current liabilities	1,128,424	864,870
Long-term debt, excluding current portion, including $15,000 held by a related party	936,121	883,060
Operating lease liabilities, excluding current portion, including $40,732 and $41,829, respectively, from leases with related parties	159,751	116,071
Other liabilities	1,696	1,808
Total liabilities	2,225,992	1,865,809
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 50,660 and 50,507 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	51	51
Class B common stock, $0.001 par value - 125,000 shares authorized; 101,200 and 101,219 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	101	101
Additional paid-in capital	285,874	280,994
Accumulated deficit	(242,921)	(183,034)
Total stockholders' equity attributable to Carvana Co.	43,105	98,112
Non-controlling interests	(29,879)	93,827
Total stockholders' equity	13,226	191,939
Total liabilities & stockholders' equity	$2,239,218	$2,057,748
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Sales and operating revenues:
Used vehicle sales, net	$964,279	$683,829
Wholesale vehicle sales	79,606	33,030
Other sales and revenues, including $20,562 and $10,573, respectively, from related parties	54,331	38,375
Net sales and operating revenues	1,098,216	755,234
Cost of sales, including $842 and $1,273, respectively, to related parties	959,794	666,702
Gross profit	138,422	88,532
Selling, general and administrative expenses, including $4,426 and $2,735, respectively, to related parties	275,711	155,241
Interest expense, including $333 to related parties	28,862	15,648
Other expense, net	17,406	239
Net loss before income taxes	(183,557)	(82,596)
Income tax provision	—	—
Net loss	(183,557)	(82,596)
Net loss attributable to non-controlling interests	(123,670)	(59,481)
Net loss attributable to Carvana Co.	$(59,887)	$(23,115)
Net loss per share of Class A common stock, basic and diluted	$(1.19)	$(0.56)
Weighted-average shares of Class A common stock, basic and diluted(1)	50,399	41,352
(1) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2018	41,208	$41	104,336	$104	$147,916	$(68,375)	$147,742	$227,428
Net loss	—	—	—	—	—	(23,115)	(59,481)	(82,596)
Exchanges of LLC Units	2,020	2	(1,984)	(2)	1,899	—	(1,899)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	25,582	—	—	25,582
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(25,582)	—	—	(25,582)
Contribution of Class A common stock from related party	(72)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	74	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(14)	—	—	—	(433)	—	—	(433)
Options exercised	27	—	—	—	426	—	—	426
Equity-based compensation	—	—	—	—	8,022	—	—	8,022
Balance, March 31, 2019	43,243	$43	102,352	$102	$157,830	$(91,490)	$86,362	$152,847

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2019	50,507	$51	101,219	$101	$280,994	$(183,034)	$93,827	$191,939
Net loss	—	—	—	—	—	(59,887)	(123,670)	(183,557)
Exchanges of LLC Units	116	—	(19)	—	36	—	(36)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	1,949	—	—	1,949
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(1,949)	—	—	(1,949)
Issuance of Class A common stock to settle vested restricted stock units	38	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(8)	—	—	—	(2,356)	—	—	(2,356)
Options exercised	7	—	—	—	145	—	—	145
Equity-based compensation	—	—	—	—	7,055	—	—	7,055
Balance, March 31, 2020	50,660	$51	101,200	$101	$285,874	$(242,921)	$(29,879)	$13,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(183,557)	$(82,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	15,811	7,943
Loss on disposal of property and equipment	145	49
Provision for bad debt and valuation allowance	5,213	1,385
Gain on loan sales	(12,976)	(19,200)
Equity-based compensation expense	5,940	7,711
Amortization and write-off of debt issuance costs and bond premium	1,932	979
Originations of finance receivables	(782,240)	(532,066)
Proceeds from sale of finance receivables, net	812,868	601,557
Purchase of finance receivables	—	(127,710)
Principal payments received on finance receivables held for sale	25,653	11,227
Unrealized loss on beneficial interests in securitization	11,405	—
Changes in assets and liabilities:
Accounts receivable	12,995	(5,435)
Vehicle inventory	(80,014)	(112,536)
Other assets	(3,985)	(12,873)
Accounts payable and accrued liabilities	1,820	48,632
Operating lease right-of-use assets	(46,321)	(1,262)
Operating lease liabilities	46,965	68
Other liabilities	(112)	(382)
Net cash used in operating activities	(168,458)	(214,509)
Cash Flows from Investing Activities:
Purchases of property and equipment, including $0 and $4,257, respectively, from related parties	(89,433)	(43,199)
Principal payments received on beneficial interests in securitizations	725	—
Net cash used in investing activities	(88,708)	(43,199)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	1,964,496	807,890
Payments on short-term revolving facilities	(1,721,122)	(570,076)
Proceeds from issuance of long-term debt	51,963	41,817
Payments on long-term debt	(5,912)	(3,003)
Payments of debt issuance costs	(3,472)	(567)
Proceeds from exercise of stock options	145	426
Tax withholdings related to restricted stock awards	(2,356)	(433)
Net cash provided by financing activities	283,742	276,054
Net increase in cash, cash equivalents and restricted cash	26,576	18,346
Cash, cash equivalents and restricted cash at beginning of period	118,459	88,709
Cash, cash equivalents and restricted cash at end of period	$145,035	$107,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub (collectively, "Carvana Co."), together with its consolidated subsidiaries (the “Company”), is a leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want — a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Using the website, customers can complete all phases of a used vehicle purchase transaction, including financing their purchase, trading in their current vehicle, and purchasing complementary products such as vehicle service contracts ("VSC") and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

Organization

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016 for the purpose of completing its initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Carvana Group, except the Senior Notes (as defined in Note 9 — Debt Instruments) which were issued by Carvana Co. and guaranteed by its and Carvana Group's existing domestic restricted subsidiaries.

In accordance with Carvana Group LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of March 31, 2020, Carvana Co. owned approximately 32.5% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 67.5%.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company's most recent Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2020, results of operations and changes in stockholder's equity for the three months ended March 31, 2020 and 2019. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

Liquidity

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred losses from inception through March 31, 2020, and expects to incur additional losses in the future. As the Company continues to grow

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
into new markets, build vending machines and inspection and reconditioning centers ("IRCs"), and enhance technology and software development efforts, it may need access to additional capital. Historically, the Company has raised additional capital through equity issuances or debt instruments to fund its expansion (refer to Note 10 — Stockholders' Equity and Note 9 — Debt Instruments). The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors, as described further in Note 9 — Debt Instruments. At March 31, 2020, the Company had $87.1 million of committed funds for future construction costs at four IRCs currently under construction. The Company funds vehicle inventory purchases through its Floor Plan Facility, as described further in Note 9 — Debt Instruments. As of March 31, 2020, the Company had approximately $211.8 million available under its $950.0 million Floor Plan Facility and may draw upon this facility through October 2020 to fund future vehicle inventory purchases, as described further in Note 9 — Debt Instruments. Further, the Company plans to increase the amount and maturity date of financing available to purchase vehicle inventory within the next year by amending its existing Floor Plan Facility or by entering into a new agreement. The Company has historically sold the finance receivables it generates through forward flow agreements and fixed pool loan sales, including securitization transactions. In March 2020, the Company amended its Master Purchase and Sale Agreement with Ally to provide for the sale of up to $2.0 billion of principal balance of finance receivables through March 2021. Prior to selling the finance receivables as part of a securitization transaction, the Company funds the finance receivables through Finance Receivable Facilities (as defined and further discussed in Note 9 — Debt Instruments). At March 31, 2020, the Company had $851.0 million available under its Finance Receivable Facilities, which have a current total capacity of $925.0 million. The Company may draw upon these facilities through July 2021 and February 2022 to fund future finance receivable originations. The aggregate capacity of these facilities may be increased to $1.0 billion with the consent of certain lenders. On April 1, 2020, the Company completed a registered direct offering of approximately 13.3 million shares of its Class A common stock at an offering price of $45.00 per share and received net proceeds from the offering of approximately $599.5 million. Due to the impact of COVID-19 on the economy, the Company has temporarily paused certain new market openings and vending machine launches and significantly reduced discretionary growth expenditures on new hiring, travel, facilities, and information technology investments. The Company has also rebalanced its marketing, staffing, and purchasing levels to align with demand, while closely monitoring key metrics to determine when and how quickly to adjust in the future. Management believes that the actions taken in respect of the COVID-19 pandemic, current working capital, results of operations, and expected continued inventory and capital expenditure financing are sufficient to fund operations for at least one year from the financial statement issuance date.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. The COVID-19 pandemic has adversely impacted the global economy, as well as the Company’s operations, and the extent and duration of the impacts remain unclear. The Company’s future estimates, including, but not limited to, the Company’s allowance for loan losses, inventory valuations, fair value measurements, cancellation reserves, asset impairment charges, and discount rate assumptions, may be impacted and continue to evolve as conditions change as a result of the COVID-19 pandemic. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations.

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. The Company adopted ASU 2016-13 on January 1, 2020. Financial assets measured at fair value through net income are excluded from the scope of ASU 2016-13. The Company's beneficial interests in securitizations are carried at fair value and are thus excluded from ASU 2016-13. Finance receivables originated in connection with the Company’s vehicle sales are held for sale and presented at the lower of amortized cost or fair value. The Company intends to sell the finance receivables prior to their contractual maturity, therefore the recovery of the asset is from its sale rather than maturity and the Company is not required to measure the expected lifetime credit losses. The adoption of ASU 2016-13 did not have a material effect on the Company’s consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13") related to updated requirements over the disclosures of fair value measurements. Under ASU 2018-13, certain disclosure requirements for fair value measurements will be eliminated, modified or added to facilitate better communication around recurring and nonrecurring fair value measurements. ASU 2018-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with some amendments applied prospectively, some applied retrospectively and early adoption permitted. The Company adopted ASU 2018-13 for its fiscal year beginning January 1, 2020 and it did not have a material effect on the Company's fair value disclosures within its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The intent of this pronouncement is to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software as defined in ASC 350-40. Under ASU 2018-15, the capitalized implementation costs related to a cloud computing arrangement will be amortized over the term of the arrangement and all capitalized implementation amounts will be required to be presented in the same line items of the financial statements as the related hosting fees. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2018-15 for its fiscal year beginning January 1, 2020 and it did not have a material effect on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("ASU 2018-17"). ASU 2018-17 requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company adopted ASU 2018-15 for its fiscal year beginning January 1, 2020 and it did not have an effect on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time related to contract modifications and hedge accounting to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The standard is effective from March 12, 2020 through December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company may elect to take advantage of this optional guidance in its transition away from LIBOR within certain debt contracts but does not expect a material impact on its consolidated financial statements. As of March 31, 2020, the Company had not modified any contracts or had any hedge accounting activity that fell under ASU 2020-04.

Accounting Standards Issued But Not Yet Adopted

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Land and site improvements	$103,536	$98,530
Buildings and improvements	275,707	229,640
Transportation fleet	128,740	110,302
Software	78,707	66,875
Furniture, fixtures and equipment	45,955	38,123
Total property and equipment excluding construction in progress	632,645	543,470
Less: accumulated depreciation and amortization on property and equipment	(105,922)	(88,795)
Property and equipment excluding construction in progress, net	526,723	454,675
Construction in progress	118,762	88,796
Property and equipment, net	$645,485	$543,471

Depreciation and amortization expense on property and equipment was approximately $15.3 million and $7.6 million for the three months ended March 31, 2020 and 2019, respectively. These amounts primarily relate to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

The purchase price was allocated to net tangible assets of approximately $0.2 million and intangible assets of approximately $9.9 million based on their fair values on the acquisition date and a related deferred tax liability of approximately $2.5 million. The deferred tax liability will amortize over 2 years to 7 years, and approximately $0.1 million and $0.4 million was amortized during the three months ended March 31, 2020 and 2019, respectively. The excess of the purchase price over the amounts allocated to assets acquired, liabilities assumed and the deferred tax liability was approximately $9.4 million, which has been recorded as goodwill. The historical results of operations for Car360 were not significant to the Company's consolidated results of operations for the periods presented.

The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of March 31, 2020 and December 31, 2019 (in thousands):

	Useful Life	March 31, 2020	December 31, 2019
Intangible assets:
Developed technology	7 years	$8,642	$8,642
Customer relationships	2 years	523	523
Non-compete agreements	5 years	774	774
Intangible assets, acquired cost		9,939	9,939
Less: accumulated amortization		(3,254)	(2,707)
Intangible assets, net		$6,685	$7,232

Goodwill	N/A	$9,353	$9,353

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expense was approximately $0.5 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 4.9 years. The anticipated annual amortization expense to be recognized in future years as of March 31, 2020 is as follows (in thousands):

Expected Future Amortization
Remainder of 2020	$1,042
2021	1,389
2022	1,389
2023	1,279
2024	1,235
2025	351
Thereafter	—
Total	$6,685

NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable, including $10,173 and $9,549, respectively, due to related parties	$56,008	$63,576
Sales taxes and vehicle licenses and fees	50,364	45,812
Accrued interest expense	31,210	15,650
Accrued property and equipment	27,270	23,433
Reserve for returns and cancellations	20,024	19,721
Accrued compensation and benefits	14,096	21,726
Accrued advertising costs	12,687	11,403
Customer deposits	6,249	6,379
Other accrued liabilities	28,875	26,743
Total accounts payable and accrued liabilities	$246,783	$234,443

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

The DriveTime Lease Agreement and the DriveTime Hub Lease Agreement both have non-cancellable lease terms of less than twelve months with rights to terminate at the Company's election with 60 days' prior written notice and extension options as described above. At non-reconditioning locations, it is not reasonably certain that the Company will exercise its options to extend the leases or abstain from exercising its termination rights within these lease agreements to create a lease term greater than one year and therefore the Company accounts for them as short-term leases. For these locations the Company makes variable monthly lease payments based on its pro rata utilization of space at each facility plus a pro rata share of each facility’s actual insurance costs and real estate taxes. Management has determined that the costs allocated to the Company are based on a reasonable methodology. The DriveTime Lease Agreement includes the Blue Mound and Delanco inspection and reconditioning centers ("IRCs"). At both of these locations, the Company expects to extend the lease terms beyond twelve months, therefore those locations are not considered short-term leases. The Company occupies all of the space at these IRCs and makes monthly lease payments based on DriveTime's actual rent expense. In addition, the Company is responsible for the actual insurance costs and real estate taxes at these IRC locations.

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended March 31, 2020, total costs related to these operating lease agreements, including those noted above, were approximately $1.8 million with approximately $0.8 million and $1.0 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended March 31, 2019, total costs related to these lease agreements were approximately $1.0 million with approximately $0.8 million and $1.2 million allocated to inventory and selling, general and administrative expenses, respectively.

In February 2019, the Company entered into an agreement to assume a lease of an IRC near Nashville, Tennessee that DriveTime leased from an unrelated landlord. The Company became the sole occupant in April 2019. The lease expires in four years, subject to the ability to exercise three renewal options of five years each. DriveTime remained an occupant of the facility through April 1, 2019 but is not fully released from the lease obligations by the landlord.

During the three months ended March 31, 2019, in connection with the Company becoming the sole occupant of the IRC near Cleveland, Ohio, the Company purchased certain leasehold improvements and equipment from DriveTime for DriveTime's net book value of approximately $4.3 million.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Corporate Office Leases

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guaranteed up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was approximately $0.2 million during each of the three months ended March 31, 2020 and March 31, 2019, respectively.

In December 2019, Verde purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was approximately $0.2 million during the three months ended March 31, 2020.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers, and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the three months ended March 31, 2020 and March 31, 2019, the Company recognized approximately $18.3 million and $10.1 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the three months ended March 31, 2020 and March 31, 2019, the Company recognized approximately $2.3 million and $0.5 million, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers a portion of the Company's GAP waiver coverage and the limited warranty provided to all customers under the Master Dealer Agreement. The Company pays a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers and a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred approximately $1.3 million and $0.8 million during the three months ended March 31, 2020 and March 31, 2019, respectively, related to the administration of GAP waiver coverage and limited warranty. As of March 31, 2020, the majority of the Company's GAP waiver coverage sales were administered by an unrelated party.

GAP Waiver Insurance Policy

During the three months ended March 31, 2020 and 2019, the Company purchased insurance policies from BlueShore Insurance Company ("BlueShore"), an affiliate of DriveTime, for approximately $0.0 million and $1.0 million, respectively, that reimburses the lienholder of finance receivables with GAP waiver coverage for any GAP waiver claims on a defined set of finance receivables that the Company sold in its securitization transactions. This insurance is transferred with the underlying finance receivable. In March 2019, the Company entered into a retrospective profit sharing agreement with BlueShore under which the Company will share in the profits generated from the insurance policies by receiving a portion of the excess of the premium it paid to BlueShore, net of a fee, compared to the amount BlueShore pays out related to the GAP waiver claims. As of March 31, 2020 and December 31, 2019, the Company held a receivable of approximately $0.1 million and $0.2 million, respectively, which is included in other assets on the accompanying unaudited condensed consolidated balance sheets, related to this retrospective profit sharing agreement.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $1.6 million and $0.5 million during the three months ended March 31, 2020 and 2019, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime approximately $0.1 million under this agreement during both the three months ended March 31, 2020 and 2019, respectively.

Senior Notes Held by Verde

As of both March 31, 2020 and December 31, 2019, Verde held $15.0 million of principal of the Company's outstanding Senior Notes, as defined and further discussed in Note 9 — Debt Instruments.

Accounts Payable Due to Related Party

As of March 31, 2020 and December 31, 2019, approximately $10.2 million and $9.5 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Contribution Agreements

On September 10, 2018, the Company announced a commitment by its Chief Executive Officer, Ernest Garcia III, to contribute shares of the Company's Class A common stock, for each then-current employee from his personal shareholdings to the Company at no charge (the “Share Contributions”). His contributions funded equity awards of 165 restricted stock units to each of the Company's then-current employees upon their satisfying certain employment tenure requirements (the "100k Milestone Gift"). The Company entered into certain contribution agreements related to his commitment in order to effect the transfer of shares from Mr. Garcia to the Company. The Company does not expect Mr. Garcia to incur any tax obligations related to the Share Contributions, but pursuant to a series of contribution agreements, it has indemnified Mr. Garcia from any such obligations that may arise. See Note 10 — Stockholders' Equity and Note 12 — Equity-Based Compensation for further discussion. As of December 31, 2019, Mr. Garcia's commitment related to the 100k Milestone Gift had been fulfilled.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 7 — FINANCE RECEIVABLE SALE AGREEMENTS

The Company originates loans for its customers and sells them to partners and investors pursuant to finance receivable sale agreements. Historically, the Company has sold loans through two types of agreements: forward flow agreements, including a Master Purchase and Sale Agreement and Master Transfer Agreement, and fixed pool loan sales, including securitization transactions.

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with certain financing partners, including Ally Bank and Ally Financial (the "Ally Parties"). Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. In March and April 2020, the Company and the Ally Parties amended the MPSA to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum of $2.0 billion of principal balances of finance receivables from the amendment date through March 23, 2021 and broaden the set of finance receivables covered by the MPSA.

During the three months ended March 31, 2020 and 2019, the Company sold approximately $351.1 million and $65.3 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $1.9 billion of unused capacity as of March 31, 2020.

Master Transfer Agreement

Through May 7, 2019, the Company was party to a master transfer agreement (the "Master Transfer Agreement") with a purchaser trust (the "Purchaser Trust") under which the Purchaser Trust committed to purchase finance receivables meeting certain underwriting criteria. During the three months ended March 31, 2019, the Company sold approximately $58.3 million in principal balances of finance receivables under the Master Transfer Agreement.

During the three months ended March 31, 2019, the Company entered into a separate agreement to purchase finance receivables that it previously sold to the Purchaser Trust under the Master Transfer Agreement for a total price of approximately $127.7 million and immediately resold such finance receivables into a securitization transaction, which is described further in Note 8 — Securitizations and Variable Interest Entities.

On May 7, 2019, the Company purchased the certificate of the Purchaser Trust for $34.0 million, net of cash acquired. At the time of acquisition the trust assets included $139.7 million of finance receivables that the Company had previously sold to the Purchaser Trust under the Master Transfer Agreement, and its liabilities included $105.7 million in associated debt and other liabilities. In February 2020, the Master Transfer Agreement terminated in connection with the termination of a past finance receivable facility discussed in Note 9 — Debt Instruments.

Securitization Transactions

Beginning in 2019, the Company sponsors and establishes securitization trusts to purchase finance receivables from the Company. The securitization trusts issue asset-backed securities, which are collateralized by the finance receivables that the Company sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. The net proceeds from the sales are the fair value of the assets obtained as part of the transactions and typically include cash and at least 5% of the beneficial interests issued by the securitization trusts to comply with Risk Retention Rules, as further discussed in Note 8 — Securitizations and Variable Interest Entities.

During the three months ended March 31, 2020 and 2019, the Company sold approximately $494.8 million and $350.0 million, respectively, in principal balances of finance receivables through securitization transactions.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners under the MPSA, the Master Transfer Agreement, and to investors in securitization transactions was approximately $13.0 million and $19.2 million during the three months ended

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
March 31, 2020 and 2019, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

NOTE 8 — SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

As noted in Note 7 — Finance Receivable Sale Agreements, the Company sponsors and establishes securitization trusts to purchase finance receivables from the Company. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that the Company sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. The net proceeds from the sales are the fair value of the assets obtained as part of the transactions and typically include cash and at least 5% of the beneficial interests issued by the securitization trusts to comply with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules"). The beneficial interests retained by the Company include but are not limited to rated notes and certificates of the securitization trusts. The holders of the certificates issued by the securitization trusts have rights to cash flows only after the holders of the notes issued by the securitization trusts have received their contractual cash flows. The securitization trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the securitization trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company are subject principally to the credit and prepayment risk stemming from the underlying finance receivables.

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of March 31, 2020, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. The Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets at fair value, which as of March 31, 2020 and December 31, 2019 were approximately $118.9 million and $98.8 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of March 31, 2020.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at March 31, 2020 and December 31, 2019. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	March 31, 2020		December 31, 2019
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in thousands)
Rated notes	$94,158	$94,158	$85,234	$85,234
Certificates and other assets	24,765	24,765	13,546	13,546
Total unconsolidated VIEs	$118,923	$118,923	$98,780	$98,780

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Rated notes	$101,678	$94,158	$84,983	$85,234
Certificates and other assets	27,750	24,765	13,456	13,546
Total securities available for sale	$129,428	$118,923	$98,439	$98,780

NOTE 9 — DEBT INSTRUMENTS

Short-Term Revolving Facilities

Floor Plan Facility

The Company has a floor plan facility with a lender to finance its used vehicle inventory (the "Floor Plan Facility"), which is secured by substantially all of its assets, other than the Company's interests in real property and finance receivables pledged under its Finance Receivable Facilities (as defined below). The facility has a maturity date of October 31, 2020 and requires monthly interest payments on borrowings under the Floor Plan Facility. The Company most recently amended the Floor Plan Facility in November 2019 to, among other things, increase the available capacity to $950.0 million from $650.0 million, adding flexibility to acquire more vehicles from customers. The annual interest rate was reduced to one-month LIBOR plus 3.15% if the average outstanding balance on the Floor Plan Facility in the previous calendar month is greater than $500.0 million and otherwise remains unchanged from one-month LIBOR plus 3.40%. The amendment also requires that at least 7.5% of the total principal amount owed to the lender is held as restricted cash, a change from 5%.

Repayment in an amount equal to the amount of the advance or loan must be made within five business days of selling or otherwise disposing of the underlying vehicle inventory, unless customers financed the purchase by originating an automotive finance receivable. For used vehicle sales involving financing originated by the Company and sold or pledged under either the MPSA or the Finance Receivable Facilities, repayment is due upon the earlier of fifteen business days after the sale of the used vehicle or one business day following the sale or pledge of the related finance receivable. With respect to such used vehicle sales involving financing that are not sold under either the MPSA or the Finance Receivable Facilities, repayment of the advance or the loan for such vehicles is due upon the earlier of fifteen business days after the sale of the vehicle or two business days following the funding of the related finance receivable. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts.

As of March 31, 2020, the interest rate on the Floor Plan Facility was approximately 4.14%, the Company had an outstanding balance under this facility of approximately $738.2 million, unused capacity of approximately $211.8 million, and held approximately $55.4 million in restricted cash related to this facility. As of December 31, 2019, the interest rate on the Floor Plan Facility was approximately 4.91%, the Company had an outstanding balance of approximately $515.5 million, unused capacity of approximately $434.5 million, and held approximately $38.7 million in restricted cash related to this facility.

Active Finance Receivable Facilities

The Company has various short-term revolving credit facilities to fund certain automotive finance receivables originated by the Company prior to selling them, which are typically secured by the finance receivables pledged to them (the "Finance Receivable Facilities").

In January 2020, the Company entered into an agreement pursuant to which a lender agreed to provide a revolving credit facility to fund certain automotive finance receivables originated by the Company. As of March 31, 2020, the lender has

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
committed $425.0 million under this facility. The Company can increase this commitment in $25.0 million increments up to $500.0 million with the lender's consent, and draw upon this facility until July 23, 2021.

In February 2020, the Company entered into an agreement pursuant to which a second lender agreed to provide a $500.0 million revolving credit facility to fund certain automotive finance receivables originated by the Company. The Company can draw upon this facility until February 20, 2022.

Both facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The facilities require monthly payments of interest and fees based on usage and unused facility amounts. Both facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions. The subsidiaries that entered into these facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of March 31, 2020, the Company had an outstanding balance under these facilities of approximately $74.0 million, and unused capacity of approximately $851.0 million. During the three months ended March 31, 2020, the Company's effective interest rate on these facilities was 3.57%.

Past Finance Receivable Facilities

In April 2019, the Company entered in a Loan and Security Agreement pursuant to which Ally Bank agreed to provide a $300.0 million revolving credit facility to fund certain automotive finance receivables originated by the Company. The Company could draw upon this credit facility until April 17, 2020, and it had an annual interest rate of one-month LIBOR plus a spread ranging from 1.00% to 1.80%.

In May 2019, in connection with the acquisition of the Purchaser Trust described in Note 7 — Finance Receivable Sale Agreements, the Company and Ally Bank entered into an Amended and Restated Loan and Security Agreement to provide an additional $350.0 million revolving credit facility to fund certain other automotive finance receivables originated by the Company. The Company could draw upon this credit facility until April 17, 2020, and it had an annual interest rate of one-month LIBOR plus 1.95%.

Both credit facilities required that at least 2% of the outstanding pledged finance receivables principal balances, plus any undistributed amounts collected on the pledged finance receivables amount, be held as restricted cash.

Interest payments on these credit facilities were payable monthly on each draw date. Principal repayments occurred on the fifteenth day of each calendar month in an amount equal to the undistributed receivables collected.

The Company voluntarily terminated these facilities in February 2020 after entering into the active finance receivable facilities described above.

Long-Term Debt

Senior Unsecured Notes

On September 21, 2018, the Company issued an aggregate of $350.0 million in senior unsecured notes due 2023 (the "Existing Notes") under an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee (the “Indenture”). On May 24, 2019, the Company issued $250.0 million in aggregate principal amount of additional notes (the "New Notes") under the Indenture, at a 100.5% premium. The Existing Notes and New Notes (together the "Senior Notes") are treated as a single class for all purposes and have the same terms. The Senior Notes accrue interest at a rate of 8.875% per annum, which is payable semi-annually in arrears on April 1 and October 1 of each year. The Senior Notes mature on October 1, 2023, unless earlier repurchased or redeemed, and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed solely for the purpose of facilitating the Company's sales or funding of its finance receivables, if any). The Company may redeem some or all of the Senior Notes on or after October 1, 2020 at redemption prices set forth in the Indenture, plus any accrued and unpaid interest to the redemption date. Prior to October 1, 2020, the Company may redeem up to 35.0% of the aggregate principal amount of the Senior Notes at a redemption price equal to 108.875%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Senior Notes prior to October 1, 2020, by paying a make-whole premium plus any accrued and unpaid interest, to, but not

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
including, the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the Senior Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Indenture governing the Senior Notes contains restrictive covenants that, subject to certain conditions, limit the ability of the Company to, among other things, incur additional debt or issue preferred stock, create liens, make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of March 31, 2020, the Company was in compliance with all covenants.

In connection with the issuance of these Senior Notes, Carvana Group amended its LLC agreement to create a class of non-convertible preferred units, which Carvana Co. purchased with its net proceeds from the issuance of these Senior Notes, as further discussed in Note 10 — Stockholders' Equity.

The outstanding principal of the Senior Notes, net of debt issuance costs and including the premium, was approximately $591.7 million and $591.1 million as of March 31, 2020 and December 31, 2019, respectively, of which $15.0 million of principal was held by Verde as of both periods, and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two to five-year term and requires monthly payments. As of March 31, 2020, the outstanding principal of these notes had a weighted-average interest rate of 6.7% and totaled approximately $29.7 million, of which approximately $12.6 million is due within the next twelve months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of March 31, 2020, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of March 31, 2020 and December 31, 2019, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was approximately $226.7 million and $174.7 million, respectively, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheet.

In November 2017, the Company entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which it may sell and lease back certain of its owned or leased properties and construction improvements. Under the MSLA, at any time the Company may elect to, and beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to demand that the Company repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. Under the MSLA, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. As of March 31, 2020 and December 31, 2019, the Company may sell and lease back approximately $75.0 million of its property and equipment under the MSLA.

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

As of March 31, 2020 and December 31, 2019, the Company has pledged approximately $77.7 million and $85.0 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreement with expected repurchases ranging from January 2026 to October 2026. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lender, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transaction. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of this facility, net of debt issuance costs, was approximately $75.5 million and $82.7 million as of March 31, 2020 and December 31, 2019, respectively, of which approximately $25.4 million and $26.4 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

NOTE 10 — STOCKHOLDERS' EQUITY

Immediately prior to the IPO, Carvana Co. amended and restated its certificate of incorporation to, among other things authorize (i) 50.0 million shares of Preferred Stock, par value $0.01 per share, (ii) 500.0 million shares of Class A common stock, par value $0.001 per share, and (iii) 125.0 million shares of Class B common stock, par value $0.001 per share. On December 5, 2017, Carvana Co. amended and restated its certificate of incorporation to authorize 100,000 shares of Convertible Preferred Stock, with an initial stated value of $1,000 per share and a par value of $0.01 per share. Each share of Class A common stock generally entitles its holder to one vote on all matters to be voted on by stockholders. Each share of Class B common stock held by Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") generally entitles its holder to ten votes on all matters to be voted on by stockholders, for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Carvana Co.'s Class A common stock determined on an as-exchanged basis assuming that all of the Class A Units and Class B Units were exchanged for Class A common stock. All other shares of Class B common stock generally entitle their holders to one vote per share on all matters to be voted on by stockholders. Holders of Class B common stock are not entitled to receive dividends and would not be entitled to receive any distributions upon the liquidation, dissolution or winding down of the Company. Holders of Class A and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law.

Carvana Group's amended and restated LLC Agreement provides for two classes of common ownership interests in Carvana Group: (i) Class A Units and (ii) Class B Units (the "LLC Units"). Carvana Co. is required to, at all times, maintain (i) a four-to-five ratio between the number of shares of Class A common stock issued and outstanding by Carvana Co. and the number of Class A Units owned by Carvana Co. (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities and subject to adjustment as set forth in the exchange agreement (the "Exchange Agreement") further discussed below, and taking into account Carvana Sub’s 0.1% ownership interest in Carvana, LLC) and (ii) a four-to-five ratio between the number of shares of Class B common stock owned by the original holders of LLC units prior to the IPO (the "Original LLC Unitholders") and the number of Class A Units owned by the Original LLC Unitholders. The Company may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only if an Original LLC Unitholder elects to exchange them, together with 1.25 times as many LLC Units, for consideration from the Company. Such consideration from the Company can be, at the Company’s election, either shares of Class A common stock or cash.

As of March 31, 2020, there were approximately 189.9 million and 4.6 million Class A Units and Class B Units (as adjusted for the participation thresholds and closing price of Class A common stock on March 31, 2020), respectively, issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the “LLC Equity Incentive Plan”) and are subject to a participation threshold and are earned over the requisite service period.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Exchange Agreement

Carvana Co. and the Original LLC Unitholders together with any holders of LLC units issued subsequent to the IPO (the "LLC Unitholders") entered into an Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to (i) conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions, (ii) vesting for certain Class A Units and Class B Units, and (iii) the respective participation threshold for Class B Units. To the extent such owners also hold Class B common stock, they will be required to deliver to Carvana Co. a number of shares of Class B common stock equal to the number of shares of Class A common stock being exchanged for. Any shares of Class B common stock so delivered will be canceled. The number of exchangeable Class B Units is determined based on the value of Carvana Co.'s Class A common stock and the applicable participation threshold.

During the three months ended March 31, 2020, certain LLC Unitholders exchanged 0.1 million LLC Units and 0.0 million shares of Class B common stock for 0.1 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received approximately 0.1 million LLC Units, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

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

Contribution of Class A Common Shares From Ernest Garcia III

During the three months ended March 31, 2019, the Company and its Chief Executive Officer, Ernest Garcia III, entered into a contribution agreement (the "Contribution Agreement") in connection with the 100k Milestone Gift, as defined in Note 6 — Related Party Transactions. Pursuant to the Contribution Agreement, Mr. Garcia contributed approximately 0.1 million shares of the Company's Class A common stock to the Company during the three months ended March 31, 2019 at no charge. The Company subsequently granted approximately 0.1 million restricted stock units during the three months ended March 31, 2019 to employees. Refer to Note 12 — Equity-Based Compensation for further discussion. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the Share Contribution, it has indemnified Mr. Garcia from any such obligations that may arise. As of December 31, 2019, Mr. Garcia's commitment related to the 100k Milestone Gift had been fulfilled.

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

During the three months ended March 31, 2020 and 2019, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $0.0 million and $1.9 million, respectively, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As of March 31, 2020, Carvana Co. owned approximately 32.5% of Carvana Group with the LLC Unitholders owning the remaining 67.5%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation expense is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation expense recognized during the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Class B Units	$458	$578
Restricted Stock Units and Awards excluding those granted in relation to the 100k Milestone Gift	4,495	2,467
Restricted Stock Units granted in relation to the 100k Milestone Gift	—	3,124
Options	1,607	1,207
Class A Units	495	646
Total equity-based compensation	7,055	8,022
Equity-based compensation capitalized to property and equipment	(1,115)	(311)
Equity-based compensation capitalized to inventory	(91)	(877)
Equity-based compensation, net of capitalized amounts	$5,849	$6,834

As of March 31, 2020, the total unrecognized compensation expense related to outstanding equity awards was approximately $75.8 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards to employees, directors, officers and consultants. The majority of the Company's equity awards, other than those granted in relation to the 100k Milestone Gift, vest over four year periods based on continued employment with the Company. As of March 31, 2020, approximately 10.4 million shares remain available for future equity award grants under this plan.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four- to five- years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for their Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three months ended March 31, 2020 or March 31, 2019. As of March 31, 2020, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

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

The following table presents the calculation of basic and diluted net loss per share during the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(183,557)	$(82,596)
Net loss attributable to non-controlling interests	123,670	59,481
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(59,887)	$(23,115)
Denominator:
Weighted-average shares of Class A common stock outstanding	50,555	41,632
Nonvested weighted-average restricted stock awards	(156)	(280)
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	50,399	41,352
Net loss per share of Class A common stock, basic and diluted	$(1.19)	$(0.56)

On April 1, 2020, the Company completed a registered direct offering of approximately 13.3 million shares of its Class A common stock and received net proceeds from the offering of approximately $599.5 million.

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

Weighted-average as-converted Class A Units of approximately 101.4 million and 104.4 million together with the related Class B common stock for the three months ended March 31, 2020 and 2019, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units of approximately 5.0 million and 6.3 million at March 31, 2020 and 2019, respectively, were evaluated for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average potentially dilutive restricted stock awards and units of approximately 0.8 million and 0.7 million for the three months ended March 31, 2020 and 2019, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of both March 31, 2020 and 2019, 1.3 million options were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

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

As described in Note 10 — Stockholders' Equity, the Company acquired approximately 0.1 million LLC Units during the three months ended March 31, 2020 in connection with exchanges with LLC Unitholders. During the three months ended March 31, 2020, the Company recorded a gross deferred tax asset of approximately $1.9 million associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As described in Note 4 — Goodwill and Intangible Assets, Net, Carvana Group acquired Car360 on April 12, 2018. The acquisition included various intangible assets, and as a result the Company recognized a deferred tax liability of approximately $2.5 million which is reflected within other liabilities in the accompanying unaudited condensed consolidated balance sheet. The deferred tax liability will be amortized over two to seven years and approximately $0.1 million and $0.4 million was amortized during the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of March 31, 2020 and December 31, 2019, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or income tax payable and deferred income tax positions of the Company.

Tax Receivable Agreement

Carvana Co. expects to obtain an increase in its share of the tax basis in the net assets of Carvana Group when LLC Units are exchanged by the LLC Unitholders and other qualifying transactions. As described in Note 10 — Stockholders' Equity, each

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
change in outstanding shares of Class A common stock results in a corresponding increase or decrease in Carvana Co.'s ownership of LLC Units. The Company intends to treat any exchanges of LLC Units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Carvana Co. would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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
As of March 31, 2020, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of March 31, 2020, the total unrecorded TRA liability is approximately $180.1 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of March 31, 2020, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, IRCs, storage, parking and corporate offices. The initial terms expire at various dates between 2020 and 2032. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the accompanying unaudited condensed consolidated balance sheets.

Refer to Note 6 — Related Party Transactions for further discussion of operating leases with related parties.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Finance Leases

The Company has finance leases for certain equipment in its transportation fleet. The leases have initial terms of two to five years, some of which include extension options for up to four additional years, and require monthly payments. The Company's finance leases are included in long-term debt on the accompanying unaudited condensed consolidated balance sheets.

Lease Costs and Activity

The Company's lease costs and activity during the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease costs:
Finance leases:
Amortization of finance lease assets	$3,470	$1,267
Interest obligations under finance leases	805	331
Total finance lease costs	$4,275	$1,598

Operating leases:
Fixed lease costs	$5,638	$2,328
Fixed lease costs to related parties	2,118	1,806
Variable short-term lease costs to related parties	178	454
Total operating lease costs	$7,934	$4,588

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to third parties	$3,905	$1,817
Operating lease liabilities to related parties	$2,153	$2,137
Interest payments on finance lease liabilities	$805	$331

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$4,064	$1,208

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of March 31, 2020 (in thousands):

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total
Remainder of 2020	$14,033	$6,110	$12,384	$18,494	$32,527
2021	17,058	7,737	18,739	26,476	43,534
2022	16,471	7,775	17,249	25,024	41,495
2023	15,360	7,834	15,166	23,000	38,360
2024	8,238	6,621	13,680	20,301	28,539
Thereafter	2,308	28,622	147,118	175,740	178,048
Total minimum lease payments	73,468	64,699	224,336	289,035	362,503
Less: amount representing interest	(7,738)	(19,531)	(93,612)	(113,143)	(120,881)
Total lease liabilities	$65,730	$45,168	$130,724	$175,892	$241,622
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

As of March 31, 2020 and December 31, 2019, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of March 31, 2020 and 2019 were as follows, excluding short-term operating leases:

	Three Months Ended March 31,
	2020	2019
Weighted-average remaining lease terms (years)
Operating leases	10.9	10.9
Finance leases	4.5	4.9
Weighted-average discount rate
Operating leases	8.3%	9.0%
Finance leases	5.4%	5.6%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $5.4 million and $3.7 million as of March 31, 2020 and December 31, 2019, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2020 the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity and capital resources.

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

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2020 and December 31, 2019, the Company held certain assets that were required to be measured at fair value on a recurring basis and beneficial interests in securitizations for which it elected the fair value option.

The following tables are a summary of fair value measurements and hierarchy level at March 31, 2020 and December 31, 2019 (in thousands):

As of March 31, 2020:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$2,720	$2,720	$—	$—
Beneficial interests in securitizations	118,923	—	—	118,923

As of December 31, 2019:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$56,435	$56,435	$—	$—
Beneficial interests in securitizations	98,780	—	29,222	69,558
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2020 and December 31, 2019, the Company has a purchase price adjustment receivable of approximately $1.9 million and $6.9 million, respectively, which is carried at fair value and classified as other assets in the accompanying unaudited condensed consolidated balance sheets. Under the Master Purchase and Sale Agreement, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivable is determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the Master Purchase and Sale Agreement. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data this receivable is classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivable during the three months ended March 31, 2020 and 2019 were approximately $5.1 million and $0.0 million, respectively, and are reflected in other expense, net in the accompanying unaudited condensed consolidated statements of operations.

Beneficial Interests in Securitizations

Beneficial interests in securitizations include notes and certificates of the securitization trusts, the same securities as issued to other investors as described in Note 8 — Securitizations and Variable Interest Entities. Level 2 assets typically include

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
beneficial interests in the most recent securitization due to the proximity to the end of the period and lack of observable changes in economic inputs. Given the changes in the market and overall economic inputs between pricing and closing of the most recent securitization transaction completed in March 2020, it was classified as Level 3 as of March 31, 2020.

The Company's beneficial interests in securitizations, which are classified as Level 3, are classified as such due to the lack of observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. The significant unobservable market data includes market yields. Significant increases or decreases in market yields would result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense, net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. During the three months ended March 31, 2020, the Company transferred beneficial interests acquired as part of the securitization transaction in December 2019 from Level 2 to Level 3. The assets are typically initially classified as Level 2 due to the transactions' proximity to the end of each respective reporting period and the lack of observable changes in economic inputs. As noted above, the Company uses significant unobservable inputs to measure the fair value of these assets on a recurring basis, thus they will be classified as Level 3 in future periods. There were no transfers out of Level 3 during the three months ended March 31, 2020. There were no transfers into or out of Level 3 during the three months ended March 31, 2019.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three months ended March 31, 2020 (in thousands):

March 31, 2020
Opening Balance, December 31, 2019	$69,558
Transfers into Level 3	29,222
Received in securitization transactions	39,578
Cash receipts	(8,030)
Change in fair value	(11,405)
Ending Balance, March 31, 2020	$118,923

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended March 31, 2020 and December 31, 2019. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of March 31, 2020 and December 31, 2019 was as follows (in thousands):

	March 31, 2020	December 31, 2019
Carrying value, net of unamortized debt issuance costs	$591,731	$591,124
Fair value	562,144	625,114

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Carrying value	$199,045	$286,969
Fair value	199,045	304,532

Derivative Instruments

As of March 31, 2020 and December 31, 2019, the Company had no outstanding derivative instruments.

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Cash payments for interest	$13,272	$3,917
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$35,886	$11,246
Property and equipment acquired under finance leases	$18,326	$11,395
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$50,253	$4,940
Equity-based compensation expense capitalized to property and equipment	$1,115	$311
Fair value of beneficial interests received in securitization transactions	$39,578	$19,531
Reductions of beneficial interests in securitizations and associated long-term debt	$7,305	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$72,435	$76,016	$85,321	$78,861
Restricted cash (1)	72,600	42,443	21,734	9,848
Total cash, cash equivalents and restricted cash	$145,035	$118,459	$107,055	$88,709
(1) Amounts included in restricted cash represent the deposits required under the Company's short-term revolving facilities. Refer to Note 9 — Debt Instruments for additional information.

NOTE 19 — SUBSEQUENT EVENTS

Registered Direct Offering

On April 1, 2020, the Company completed a registered direct offering to investors of approximately 13.3 million shares of its Class A common stock at an offering price of $45.00 per share and received net proceeds from the offering of approximately $599.5 million. Ernest Garcia II, through Verde, and Ernest Garcia III each invested approximately $25.0 million, or

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
approximately 0.6 million shares of the Class A common stock, in the offering. Following the completion of the offering, Carvana Co. owns approximately 37.8% of Carvana Group and the LLC Unitholders own the remaining 62.2%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context requires otherwise, references in this report to "Carvana," the “Company,” “we,” “us,” and “our” refer to Carvana Co. and its consolidated subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our most recent Annual Report filed on Form 10-K, as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a used vehicle.    As of March 31, 2020, we listed approximately 33,500 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts (“VSCs”), GAP waiver coverage, and trade-ins.

•Finance their purchase.    Customers can pay for their Carvana vehicle using cash, financing from other parties such as banks or credit unions, or financing with us using our proprietary loan origination platform. Customers who choose to apply for our in-house financing fill out a short prequalification form, select from a range of financing terms we provide and, if approved, apply the financing to their purchase in our online checkout process. We generally seek to sell the loans we originate to financing partners or pursuant to a securitization transaction and, in each case, we earn a premium upon sale.

•Protect their purchase.    Customers have the option to protect their vehicle with a VSC as part of our online checkout process. VSCs provide customers with insurance against certain mechanical repairs after the expiration of their vehicle’s original manufacturer warranty. We earn a fee for selling VSCs on behalf of DriveTime, who is the obligor under these VSCs. We generally have no contractual liability to customers for claims under these agreements. We also offer GAP waiver coverage to customers in most states in which we operate.

•Sell us their car.    We allow our customers to trade-in a vehicle and apply the trade-in value to their purchase, or to sell us a vehicle independent of a purchase. Using our digital appraisal tool, customers can receive a firm offer for their vehicle nearly instantaneously from our site simply by answering a few questions about the vehicle condition and features. We generate trade-in offers using a proprietary valuation algorithm supported by extensive used vehicle market and customer-behavior data. When customers accept our offer, they can schedule a time to have the vehicle picked up at their home and receive payment, eliminating the need to visit a dealership or negotiate a private sale. We take their vehicles into inventory and sell them either at auction as a wholesale sale or through our website as a retail sale. Vehicles sold at auction typically do not meet the quality or condition standards required to be included in retail inventory displayed for sale on our website.

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

•Inspection and reconditioning.    Once we acquire a vehicle, we leverage our in-house logistics or a vendor to transport the vehicle to one of our IRCs, at which point the vehicle is entered into our inventory management system. We then begin a 150-point inspection process covering controls, features, brakes, tires, and cosmetics. Each IRC includes trained technicians, vehicle lifts, paint-less dent repair, and paint capabilities and receives on-site support from vendors with whom we have integrated systems to ensure ready access to parts and materials. When an inspection is complete, we estimate the necessary reconditioning cost for the vehicle to be deemed "Carvana Certified" and expected timing for that vehicle to be made available for sale on our website.

•Photography and merchandising.     To provide transparency to our customers, our patented, automated photo booths capture a 360-degree exterior and interior virtual tour of each vehicle in our website inventory. Our photo booths photograph the interior and exterior of the vehicle while technicians annotate material defects based on visibility-threshold category. We also feature integrations with various vehicle data providers for vehicle feature and option information. We have instituted a unified cosmetic standard across all IRCs to better ensure a consistent customer experience.

•Transportation and fulfillment.    Third-party vehicle transportation is often slow, expensive, and unreliable. To address these challenges, we built an in-house auto logistics network backed by a proprietary transportation management system ("TMS") to transport our vehicles nationwide. The system is based on a "hub and spoke" model, which connects all IRCs to vending machines and hubs via our owned and leased fleet of multi-car and single car haulers. Our TMS allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. We store inventory at our IRCs, and when a vehicle is sold, it is delivered directly to the customer or transported to a vending machine or certain hubs for pick-up by the customer. Due to our robust and proprietary logistics infrastructure, we are able to offer our customers and operations team highly accurate predictions of vehicle availability, minimizing unanticipated delays, and ensuring a seamless and reliable customer experience.

COVID-19 Update

COVID-19 is having an impact on retail and consumer lending businesses nationwide, with local governments, businesses, and consumers increasingly limiting commercial activity and capital markets experiencing instability. The worldwide spread of the COVID-19 outbreak is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the outbreak is contained. This is impacting our business and the automotive industry as a whole. We are positioning the business today to be lean and flexible in this period of lower demand and higher uncertainty. To this end, we have temporarily paused certain new market openings and vending machine launches and significantly reduced discretionary growth expenditures on new hiring, travel, facilities, and information technology investments. We have also rebalanced our marketing, staffing, and purchasing levels to align with demand, while closely monitoring key metrics to determine when and how quickly to adjust. We believe our business model makes us well-positioned to scale up to meet expected customer demand when the current COVID-19 pandemic subsides.

Our most important priority is the well-being of our employees and customers. We have taken several steps to provide a healthy working environment, including implementing work from home policies for employees who are able to work remotely, pausing all non-essential travel and group meetings, performing deep cleaning and sanitization in all of our facilities, and implementing social distancing policies. For many customers, buying or selling a car is an important component of their transportation and financial planning needs. We believe our online sales model, which allows customers to buy a car without ever coming into physical contact with another person, is the safest way to buy a car. Our touchless delivery process allows customers to shop for a car from the comfort of their home, complete their transaction on their phone or laptop, and take delivery of their new car without coming into physical contact with our delivery personnel. At delivery, we sanitize the car and communicate with the customer over the phone as they feel out the car and complete paperwork. Our employees and customers have given us positive feedback on this approach, and we believe it represents a significant step forward in the safety of retail auto sales in the current environment. In April 2020, we introduced a promotion that provides qualifying customers that finance their used vehicle purchase with us additional financial flexibility by offering the option to delay their first payment until 90 days after their purchase.

Our financial statements reflect estimates and assumptions made by management that affect the carrying values of the Company’s assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, including as a result of the COVID-19 pandemic, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations. We will continue to evaluate the nature and extent of the impact to our business and our results of operations and financial condition as conditions evolve as a result of the COVID-19 pandemic.

Our operational and financial performance will depend on future developments related to the continuously evolving COVID-19 pandemic. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the development of treatments or vaccines, the resumption of widespread economic activity, and changes in consumer sentiment. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict the impact of the COVID-19 pandemic will have on our future operations.

Used Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the three months ended March 31, 2020, the number of vehicles we sold to retail customers grew by 42.6% to 52,427 compared to 36,766 in the three months ended March 31, 2019. We expect our used vehicle sales to be negatively impacted by COVID-19.

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

We plan to invest in technology and infrastructure to support growth in retail units sold. This includes continued investment in our vehicle acquisition, reconditioning and logistics network, as well as continued investment in product development and engineering to deliver customers a best-in-class experience.

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

Our expansion model has enabled us to increase our rate of market openings in each of the past seven years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, 12 in 2016, 23 in 2017, 41 in 2018, 61 in 2019, and 15 in the first three months of 2020, bringing our total number of markets to 161 as of March 31, 2020. Our 15 market openings since December 31, 2019 increased the total percentage of the U.S. population serviced in our markets to 68.7% as of March 31, 2020 from 66.9% as of December 31, 2019. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan. In light of the COVID-19 pandemic, we temporarily paused certain new market openings and vending machine launches. We plan to continually evaluate consumer demand and our operational capacity to determine our market opening strategy. We expect to launch many small markets near our existing infrastructure soon.

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

Revenue and Gross Profit

Our increased penetration in existing markets and expansion into new markets has led to growth in retail units sold. We generate revenue on retail units sold from four primary sources: the sale of the vehicles, gains on the sales of loans originated to finance the vehicles, wholesale sales of vehicles we acquire from customers, and sales of ancillary products such as VSCs and GAP waiver coverage.

Our largest source of revenue, used vehicle sales, totaled $964.3 million and $683.8 million during the three months ended March 31, 2020 and 2019, respectively. As we increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase along with retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales, which includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory, totaled $79.6 million and $33.0 million during the three months ended March 31, 2020 and 2019, respectively. We expect wholesale sales to increase with retail units sold through trade-ins and as we expand our program of acquiring vehicles from customers who wish to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage totaled $54.3 million and $38.4 million during the three months ended March 31, 2020 and 2019, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

We expect the COVID-19 pandemic to impact all three sources of revenue and gross profit. First, we expect the pandemic to negatively impact retail units sold, which directly impacts retail, wholesale, and other revenue and gross profit. Second, we expect the pandemic to negatively impact retail and wholesale gross profit per unit due to the impact of lower demand on average days to sale and industry-wide used vehicle pricing. Specifically, we expect our average days to sale to increase and average retail and wholesale selling prices to fall in the near-term as dealers and wholesale suppliers work through inventory across the industry. Finally, we expect the pandemic to negatively impact gain on loan sale revenue due to higher required yields from loan investors during this period of uncertainty. While significant in the near-term, we believe all of these impacts are transitory, and we plan to stay lean during this period and maintain strength and flexibility for a return to normal conditions.

During our growth phase, our highest priority will continue to be providing exceptional customer experiences, increasing our brand awareness and building an infrastructure to support growth in retail units sold. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies include the following:

•Increase the purchase of vehicles from customers. We plan to grow the number of vehicles that we purchase from our customers either as trade-ins or independent of a retail sale. This in turn will grow our wholesale business, provide additional vehicles for our retail business, which are more profitable compared to the same vehicle acquired at auction, and expand our inventory selection. In light of the COVID-19 pandemic, we temporarily paused purchasing vehicles from customers independent of a retail sale, and subsequently resumed these purchases in limited circumstances.

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

•Optimize purchasing and pricing. We are constantly improving the ways in which we predict customer demand, value vehicles sight unseen and optimize what we pay to acquire those vehicles. We also regularly test different pricing of our products, including vehicle sticker prices, trade-in and independent vehicle offers, and ancillary product prices, and we believe we can improve by further optimizing prices over time.

Seasonality

Absent the impact of COVID-19, used vehicle sales exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business. The impact of COVID-19 on seasonality is uncertain.

Investment in Growth

Absent the impact of COVID-19, we have aggressively invested in the growth of our business and we expect this investment to continue following a return to normal conditions. We anticipate that our operating expenses will increase substantially as we continue to open new markets, expand our logistics network and increase our advertising spending. There is no guarantee that we will be able to realize the return on our investments.

The worldwide spread of COVID-19 is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the pandemic is contained. Due to the COVID-19 pandemic, we have temporarily paused new market openings and vending machine launches and significantly reduced discretionary growth expenditures on hiring, travel, IRC and vending machine construction, and information technology investments. We have also rebalanced our marketing, staffing, and purchasing levels to align with demand, while closely monitoring key metrics to determine when and how quickly to adjust. We believe our business model makes us well-positioned to scale up to meet customer demand when the current COVID-19 pandemic subsides.

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

	Three Months Ended March 31,
	2020	2019
Retail units sold	52,427	36,766
Number of markets	161	109
Average monthly unique visitors	6,807,631	3,790,052
Inventory units available on website	33,570	18,221
Average days to sale	68	63
Total gross profit per unit (1)	$2,640	$2,408
(1) Includes $10 and $21, respectively, related to the 100k Milestone Gift discussed below.

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

Average Monthly Unique Visitors

We define a monthly unique visitor as an individual who has visited our website within a calendar month, based on data provided by Google Analytics. We calculate average monthly unique visitors as the sum of monthly unique visitors in a given period, divided by the number of months in that period. We view average monthly unique visitors as a key indicator of the strength of our brand, the effectiveness of our advertising and merchandising campaigns, and consumer awareness of our brand.

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

Total Gross Profit per Unit

We define total gross profit per unit as the aggregate gross profit in a given period, divided by retail units sold in that period including gross profit generated from the sale of the used vehicle, gains on the sales of loans originated to finance the vehicle, commissions on sales of VSCs, revenue from GAP waiver coverage, and gross profit generated from wholesale sales of vehicles.

In the second half of 2018, we announced a commitment by our Chief Executive Officer, Ernest Garcia III ("Mr. Garcia"), to contribute 165 shares of Class A common stock to us from his personal shareholdings for every one of our then-existing employees upon their satisfying certain employment tenure requirements. In connection with such contributions, we made corresponding grants of 165 restricted stock units under our 2017 Omnibus Incentive Plan to each employee who satisfied the requirements (the "100k Milestone Gift" or "Gift"). Under GAAP, the 100k Milestone Gift was treated as compensation expense, a portion of which related to the production of our used vehicle inventory and was therefore capitalized to inventory and subsequently recognized within costs of sales when the related inventory was sold. As of December 31, 2019, Mr. Garcia's commitment related to the 100k Milestone Gift has been fulfilled and as of March 31, 2020, all of the compensation expense related to the 100k Milestone Gift has been recognized. For the three months ended March 31, 2020 and 2019, total gross profit per unit includes $10 and $21, respectively, related to the 100k Milestone Gift.

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

The number of used vehicles we sell depends on the volume of traffic to our website, our number of markets, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customer's purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general economic conditions. Absent the impact of COVID-19, on a quarterly basis, the number of used vehicles we sell is also affected by seasonality, with demand for used vehicles reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of used vehicle sales expected to occur in the fourth calendar quarter. The impact of COVID-19 on seasonality is uncertain.

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

We generally seek to sell the loans we originate to securitization trusts we sponsor and establish. The securitization trusts issue asset-backed securities, which are collateralized by the finance receivables that we sell to the securitization trusts. We also sell the loans we originate under a committed forward-flow arrangement with financing partners who acquire them at premium prices without recourse to us for their post-sale performance. Factors affecting revenue from these sales include the number of loans we originate, the average principal balance of the loans, the credit quality of the portfolio, and the price at which we are able to sell them in securitization transactions or to financing partners.

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

Cost of Sales

Cost of sales includes the cost to acquire, recondition, and transport vehicles associated with preparing them for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles, and supply-and-demand dynamics in the wholesale vehicle market. Reconditioning costs consist of direct costs, including parts, labor, and third-party repair expenses directly attributable to specific vehicles, as well as indirect costs, such as IRC overhead. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition to the IRC. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include expenses associated with advertising and providing customer service to customers, operating our vending machines and hubs, operating our logistics and fulfillment network and other corporate overhead expenses, including expenses associated with information technology, product development, engineering, legal, accounting, finance, and business development. We anticipate that these expenses will increase as we grow. SG&A expenses exclude the costs of inspecting and reconditioning vehicles and transporting vehicles from the point of acquisition to the IRC, which are included in cost of sales, and payroll costs for our employees related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.

Interest Expense

Interest expense includes interest incurred on our Senior Notes (including amounts due to Verde), our Floor Plan Facility, and our Finance Receivable Facilities (each as defined in Note 9 — Debt Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q), as well as our notes payable, finance leases, and long-term debt, which are used to fund general working capital, our inventory, our transportation fleet, and certain of our property and equipment. Interest expense excludes the interest incurred during various construction projects to build, upgrade or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Other Expense

Other expense, net includes changes in fair value on our beneficial interests in securitizations and purchase price adjustment receivable, as discussed in Note 17 — Fair Value of Financial Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q, along with other general operating expenses such as gains or losses from disposals of long-lived assets.

Results of Operations

	Three Months Ended March 31,
	2020	2019	Change

	(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$964,279	$683,829	41.0%
Wholesale vehicle sales	79,606	33,030	141.0%
Other sales and revenues (1)	54,331	38,375	41.6%
Total net sales and operating revenues	$1,098,216	$755,234	45.4%
Gross profit:
Used vehicle gross profit(3)	$82,862	$47,122	75.8%
Wholesale vehicle gross profit(4)	1,229	3,035	(59.5)%
Other gross profit (1)	54,331	38,375	41.6%
Total gross profit	$138,422	$88,532	56.4%
Market information:
Markets, beginning of period	146	85	71.8%
Market launches	15	24	(37.5)%
Markets, end of period	161	109	47.7%
Unit sales information:
Used vehicle unit sales	52,427	36,766	42.6%
Wholesale vehicle unit sales	10,754	6,701	60.5%
Per unit selling prices:
Used vehicles	$18,393	$18,599	(1.1)%
Wholesale vehicles	$7,402	$4,929	50.2%
Per unit gross profit:(2)
Used vehicle gross profit(3)	$1,581	$1,282	23.3%
Wholesale vehicle gross profit(4)	$114	$453	(74.8)%
Other gross profit	$1,036	$1,044	(0.8)%
Total gross profit	$2,640	$2,408	9.6%
(1) Includes $20,562 and $10,573 for the three months ended March 31, 2020 and 2019, respectively, of other sales and revenues from related parties.
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.
(3) Includes $510 and $764, or $10 and $20 per unit, related to the 100k Milestone Gift.
(4) Includes $17 and $22, or $2 and $3 per wholesale unit, related to the 100k Milestone Gift.

Used Vehicle Sales

Three months ended March 31, 2020 Versus 2019. Used vehicle sales increased by $280.5 million to $964.3 million during the three months ended March 31, 2020, compared to $683.8 million during the three months ended March 31, 2019. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 52,427 from 36,766 during the three months ended March 31, 2020 and 2019, respectively. The increase in units sold was driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness and customer referrals. The increase in unit sales was also driven by growth to 161 markets as of March 31, 2020 from 109 markets as of March 31, 2019. Retail units sold in March was negatively impacted by COVID-19 as consumers increasingly sheltered-in-place and reduced commercial activity and we reduced advertising expenditures. Following COVID-19, we anticipate that unit sales will continue to grow as we increase penetration in existing markets and launch new markets. The average selling price of our retail units sold decreased to $18,393 during the three months ended March 31, 2020 from $18,599 during the three months ended March 31, 2019, partially offsetting the increase in used vehicle revenue resulting from the increase in unit sales.

Wholesale Vehicle Sales

Three months ended March 31, 2020 Versus 2019. Wholesale vehicle sales increased by $46.6 million to $79.6 million during the three months ended March 31, 2020, compared to $33.0 million during the three months ended March 31, 2019. We primarily obtain our wholesale inventory by acquiring vehicles from customers. The increase in revenue was partially driven by an increase in wholesale units sold to 10,754 from 6,701 during the three months ended March 31, 2020 and 2019. As our retail unit sales have increased, so have the trade-ins we receive. Moreover, during the three months ended March 31, 2020, we also acquired more vehicles from customers who did not purchase a retail unit from us. Therefore, we have had more units available for sale to wholesalers over time and our revenues attributed to wholesale vehicle sales have increased. In addition, the average selling price of our wholesale units sold increased to $7,402 during the three months ended March 31, 2020 from $4,929 during the three months ended March 31, 2019.

Other Sales and Revenues

Three months ended March 31, 2020 Versus 2019. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and GAP waiver coverage. Other sales and revenues increased by $16.0 million to $54.3 million during the three months ended March 31, 2020, compared to $38.4 million during the three months ended March 31, 2019. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated, as well as an increase in VSC sales and GAP waiver coverage sales. The increase in loan originations resulted in an increase in interest income from interest earned on finance receivables held on balance sheet prior to our securitization transactions. Although the number of loans sold increased year-over-year, the gain on loan sale decreased as a result of the disruption in the overall securitization market experienced near the end of the three months ended March 31, 2020 as a result of the COVID-19 pandemic.

Used Vehicle Gross Profit

Three months ended March 31, 2020 Versus 2019. Used vehicle gross profit increased by $35.7 million to $82.9 million during the three months ended March 31, 2020, compared to $47.1 million during the three months ended March 31, 2019. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $1,581 for the three months ended March 31, 2020 compared to $1,282 for the three months ended March 31, 2019. The per unit increase was primarily driven by acquiring more vehicles from customers. Due to COVID-19, the increase in used vehicle gross profit was partially offset by an adjustment to the value of our unsold used vehicle inventory of approximately $6.5 million to reflect its net realizable value as of March 31, 2020.

Wholesale Vehicle Gross Profit

Three months ended March 31, 2020 Versus 2019. Wholesale vehicle gross profit decreased by $1.8 million to $1.2 million, during the three months ended March 31, 2020, compared to $3.0 million during the three months ended March 31, 2019. Although there was an increase in wholesale units sold to 10,754 during the three months ended from 6,701 during the three months ended March 31, 2019, there was a decrease in wholesale vehicle gross profit per wholesale unit, to $114 in the three months ended March 31, 2020 compared to $453 in the three months ended March 31, 2019. The decrease in wholesale vehicle gross profit per unit was primarily a result of the decline in the overall wholesale market conditions caused by the COVID-19 pandemic toward the end of the quarter, leading to an adjustment to the value of our unsold wholesale inventory of approximately $2.8 million to reflect its net realizable value as of March 31, 2020.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Compensation and benefits (1)	$84,250	$48,804
100k Milestone Gift	—	2,188
Advertising	74,788	39,522
Market occupancy (2)	8,103	4,370
Logistics (3)	18,914	12,249
Other (4)	89,656	48,108
Total	$275,711	$155,241
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
(3) Logistics includes fuel, maintenance and depreciation related to operating our own transportation fleet, and third party transportation fees, except the portion related to inbound transportation, which is included in cost of sales.
(4) Other costs include all other selling, general and administrative expenses such as IT expenses, corporate occupancy, professional services and insurance, limited warranty, and title and registration.

Selling, general and administrative expenses increased by $120.5 million to $275.7 million during the three months ended March 31, 2020, compared to $155.2 million during the three months ended March 31, 2019. The increase was partially due to an increase in compensation and benefits by $35.4 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, which was primarily driven by expansion of our logistics and delivery network, as well as growth in our corporate and technology teams. The increase in selling, general and administrative expenses was also due to an increase in advertising expense of $35.3 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Market occupancy, logistics, and other overhead costs also increased during the three months ended March 31, 2020 compared to the prior period primarily due to an increase in number of markets and units sold.

Interest Expense

Interest expense increased by $13.2 million to $28.9 million during the three months ended March 31, 2020, compared to $15.6 million during the three months ended March 31, 2019. The increase is primarily due to the increase in the outstanding balance of the Senior Notes as a result of the issuance in May 2019 which incurred interest expense of $13.3 million during the three months ended March 31, 2020, compared to $7.8 million during the three months ended March 31, 2019. The remaining increase is due to increased interest expense incurred on our short-term revolving facilities, capital and finance leases, and long-term debt due to larger outstanding balances in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Other Expense, Net

Other expense, net increased by $17.2 million to $17.4 million during the three months ended March 31, 2020, compared to $0.2 million during the three months ended March 31, 2019. The increase is primarily due to the uncertainty in the capital markets caused by the COVID-19 pandemic, driving a $16.5 million decline in certain assets carried at fair value, including our beneficial interests in securitizations and purchase price adjustment receivable, as of March 31, 2020.

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

In prior periods we calculated non-GAAP measures including Gross Profit ex-Gift, Gross Profit per Unit ex-Gift, EBITDA ex-Gift, EBITDA Margin ex-Gift, Adjusted Net Loss and Adjusted Net Loss per Share, to exclude the impact of the 100k Milestone Gift program. As this program has concluded it is not material to current or future years and the adjustment is no longer included within similar calculations. For the three months ended March 31, 2020, there was approximately $0.5 million of stock based compensation related to the 100k Milestone Gift program within cost of sales, which would impact all measures. For the three months ended March 31, 2019, there was approximately $3.0 million of stock based compensation related to the 100k Milestone Gift program impacting the calculation of EBITDA ex-Gift, EBITDA Margin ex-Gift, Adjusted Net Loss, and Adjusted Net Loss per Share, including approximately $0.8 million within cost of sales impacting the calculation of Gross Profit ex-Gift and Gross Profit per Unit ex-Gift.

EBITDA and EBITDA Margin

EBITDA and EBITDA Margin are supplemental measures of operating performance that do not represent and should not be considered an alternative to net loss or cash flow from operations, as determined by GAAP. EBITDA is defined as net loss before interest expense, income tax expense, and depreciation and amortization expense. EBITDA Margin is EBITDA as a percentage of total revenues. We use EBITDA to measure the operating performance of our business and EBITDA Margin to measure our operating performance relative to our total revenues. We believe that EBITDA and EBITDA Margin are useful measures to us and to our investors because they exclude certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. EBITDA and EBITDA Margin may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations. A reconciliation of EBITDA to net loss is the most directly comparable GAAP measure, and calculation of EBITDA Margin is as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss(1)	$(183,557)	$(82,596)
Depreciation and amortization expense	15,811	7,943
Interest expense	28,862	15,648
EBITDA	$(138,884)	$(59,005)

Total revenues	$1,098,216	$755,234
EBITDA Margin(2)	(12.6)%	(7.8)%
(1) Includes $0.5 million and $3.0 million, respectively, related to the 100k Milestone Gift.
(2) Includes 0.0% and 0.4%, respectively, related to the 100k Milestone Gift.

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

Adjusted net loss and adjusted net loss per share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net loss and net loss per share, as determined under GAAP. We believe that by assuming the full exchange of all outstanding LLC Units, adjusted net loss and adjusted net loss per share supplement GAAP measures and enable us and our investors to more effectively evaluate our performance period-over-period and relative to our competitors that have different organizational and tax structures because the assumption eliminates the effect of any changes in net loss attributable to Carvana Co. driven by increases in our ownership of Carvana Group, LLC, which are unrelated to our operating performance.

A reconciliation of adjusted net loss to net loss attributable to Carvana Co., the most directly comparable GAAP measure, and the computation of adjusted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to Carvana Co.	$(59,887)	$(23,115)
Net loss attributable to non-controlling interests	(123,670)	(59,481)
Adjusted net loss attributable to Carvana Co. Class A common stock(2)	$(183,557)	$(82,596)

Denominator:
Weighted-average shares of Class A common stock outstanding(1)	50,399	41,352
Adjustments:
Weighted-average assumed exchange of LLC Units for shares of Class A common stock	105,241	108,974
Adjusted shares of Class A common stock outstanding	155,640	150,326
Adjusted net loss per share(3)	$(1.18)	$(0.55)
(1) Excludes approximately 1.1 million and 0.7 million nonvested service-based restricted stock awards and units outstanding at March 31, 2020 and March 31, 2019, respectively, and 1.3 million vested and nonvested stock options outstanding at both March 31, 2020 and March 31, 2019 because they were determined to be anti-dilutive.
(2) Includes $0.5 million and $3.0 million, respectively, related to the 100k Milestone Gift.
(3) Includes $0.00 and $0.02 per share, respectively, related to the 100k Milestone Gift.

Liquidity and Capital Resources

General

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
On March 24, 2020, we amended our Master Purchase and Sale Agreement with Ally to provide for the sale of up to $2.0 billion of principal balance of finance receivables to Ally. The amended agreement upsizes Ally's purchase commitment by approximately $1.6 billion, extends it to March 23, 2021, and broadens the set of customers covered by the agreement. This agreement gives us significant flexibility to serve customers during this period of heightened uncertainty.

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our future capital requirements will depend on many factors, including the impact of COVID-19, our rate of revenue growth, our expansion into new markets, construction of vending machines and IRCs, and the timing and extent of our spending to support our technology and software development efforts.

We had the following liquidity resources available as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$72,435	$76,016
Availability under short-term revolving facilities (1)	163,775	279,080
Availability under sale-leaseback agreements (2)(3)	103,317	104,680
Committed liquidity resources available	$339,527	$459,776
(1) Based on pledging all eligible vehicles and finance receivables under the available capacity in the Floor Plan Facility and Finance Receivable Facilities, excluding the impact to restricted cash requirements.
(2) We have $75.0 million available for sale and leaseback transactions under the Master Sale-Leaseback Agreement with VMRE, and an additional $28.3 million and $29.7 million as of March 31, 2020 and December 31, 2019, respectively, available under sale-leaseback agreements with other parties.
(3) We have $174.8 million and $158.7 million of total unfunded gross real estate assets as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, the short-term revolving facilities had total capacity of $1,875.0 million and $1,600.0 million, an outstanding balance of $812.2 million and $568.8 million, and unused capacity of $1,062.8 million and $1,031.2 million, respectively.

We also had $87.1 million and $137.7 million of committed funds for future construction costs of four IRCs with unfinished construction as of March 31, 2020 and December 31, 2019, respectively. In addition, we had $49.0 million and $13.5 million of total unpledged beneficial interests in securitizations as of March 31, 2020 and December 31, 2019, respectively.

Additionally, on April 1, 2020, we completed a registered direct offering of approximately 13.3 million shares of our Class A common stock and received net proceeds from the offering of approximately $599.5 million.

As of March 31, 2020 and December 31, 2019, our outstanding principal amount of indebtedness, including finance leases, was $1.8 billion and $1.5 billion, respectively, summarized in the table below (in thousands). See Note 9 — Debt Instruments and Note 15 — Leases included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt and finance leases.

	March 31, 2020	December 31, 2019
Asset-Based Financing:
Inventory	$738,214	$515,487
Finance receivables and beneficial interests	151,677	138,335
Transportation fleet(1)	85,561	73,369
Real estate(2)	239,045	187,082
Total asset-based financing	1,214,497	914,273
Senior unsecured notes(3)	600,000	600,000
Total debt	1,814,497	1,514,273
Less: unamortized premium and debt issuance costs(4)	(12,876)	(13,642)
Total debt, net	$1,801,621	$1,500,631
(1) Amount includes notes payable and finance leases.
(2) Amount includes real estate financing and notes payable.
(3) As of both March 31, 2020 and December 31, 2019, Verde held $15.0 million of the Senior Notes.
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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(168,458)	$(214,509)
Net cash used in investing activities	(88,708)	(43,199)
Net cash provided by financing activities	283,742	276,054
Net increase in cash, cash equivalents and restricted cash	26,576	18,346
Cash, cash equivalents and restricted cash at beginning of period	118,459	88,709
Cash, cash equivalents and restricted cash at end of period	$145,035	$107,055

Operating Activities

Our primary sources of operating cash flows result from the sales of used retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the three months ended March 31, 2020, net cash used in operating activities was $168.5 million, a decrease of $46.1 million compared to net cash used in operating activities of $214.5 million for the three months ended March 31, 2019. The decrease in our net cash used in operating activities was primarily due to decreased cash used to purchase finance receivables, as well as changes in working capital during each period, primarily vehicle inventory and accounts receivable. These decreases in use of cash were partially offset by increased net loss as a result of increased selling, general and administrative expenses and a decrease in net cash inflows associated with the change in accounts payable and accrued liabilities.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was $88.7 million and $43.2 million during the three months ended March 31, 2020 and 2019, respectively, an increase of $45.5 million. The increase primarily relates to the increase in purchases of property and equipment, specifically related to the construction of new IRCs and vending machines. Constructing new IRCs and vending machines allows us to recondition more vehicles and reach additional customers. To finance these investments we have entered into various financing transactions, such as sale-leasebacks.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was $283.7 million and $276.1 million during the three months ended March 31, 2020 and 2019, respectively, an increase of $7.7 million. The change primarily relates to increased proceeds from long-term debt net of payments driven by increased proceeds on sale-leaseback arrangements on four IRCs currently under construction during the three months ended March 31, 2020.

Contractual Obligations and Commitments

We have not entered into any material contractual obligations or commitments outside of the ordinary course of business since the most recently ended fiscal year as disclosed in the header "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K.

Fair Value Measurements

We report money market securities, certain receivables, and beneficial interests in securitizations at fair value. See Note 17 — Fair Value of Financial Instruments, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Off-Balance Sheet Arrangements

In the ordinary course of business, we sponsor and engage in securitization transactions to sell our finance receivables to a diverse pool of investors. These securitizations involve unconsolidated variable interest entities in which we retain at least 5% of the credit risk of the underlying finance receivables by holding at least 5% of the notes and certificates issued by these entities. We are exposed to market risk in the securitization market. See Note 8 — Securitizations and Variable Interest Entities, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for further discussion regarding our transactions with unconsolidated variable interest entities.

Except as discussed above, we did not have any off-balance sheet arrangements as of March 31, 2020.

Critical Accounting Policies

Refer to Note 2 — Summary of Significant Accounting Policies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2019. There have been no other material changes to our critical accounting policies and use of estimates from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate,” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•future financial position;

•business strategy;

•budgets, projected costs, and plans;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•the effect and consequences of the COVID-19 public health crisis on matters including U.S. and local economies; our business operations and continuity; the availability of corporate and consumer financing; the health and productivity of our employees; the ability of third-party providers to continue uninterrupted service; and the regulatory environment in which we operate;

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

•the representations we make with regard to our finance receivables we sell;

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

•our ability to protect the personal information and other data that we collect, process, and store;

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

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, except as follows:

The COVID-19 pandemic is adversely affecting, and could continue to adversely affect, our business, operating results, financial condition and prospects.

COVID-19 was identified in China in late 2019 and has spread globally. The rapid spread has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may further impact all or portions of our workforce and operations, the behavior of our customers, and the operations of our partners, vendors, and suppliers. While the federal and state governments have taken measures to try to contain the COVID-19 pandemic, there is considerable uncertainty regarding such measures and potential future measures. Future restrictions on our access to and utilization of our logistics and distribution network, our corporate offices, our inspection and reconditioning centers, our hubs, our vending machines, and/or our support operations or workforce, or similar limitations for our partners, vendors, or suppliers, and restrictions or disruptions of transportation, could limit our ability to conduct our business and have a material adverse effect on our business, operating results, financial condition and prospects. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and our ability to perform critical functions could be harmed.

The COVID-19 pandemic has also significantly increased economic and demand uncertainty, and has led to disruption and volatility in the global capital markets, which can increase the cost of capital and adversely impact access to capital. It is likely that the COVID-19 pandemic will cause an economic slowdown, and it is possible that it could cause a global recession. Decreases in consumer demand could adversely affect the market for used vehicles and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Further risks related to negative economic conditions are described in our risk factor titled "Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues." under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will be determined by the length of time that the pandemic continues, its effect on the demand for our vehicles, our inventory supply chain and distribution, and the capital markets, as well as the effect of governmental regulations imposed in response to the pandemic. We cannot at this time predict the impact of the COVID-19 pandemic, but it could continue to have a material adverse effect on our business, operating results, financial condition and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the three months ended March 31, 2020, except as otherwise previously reported.

During the three months ended March 31, 2020, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged approximately 0.1 million LLC Units and approximately 0.0 million shares of Class B common stock for approximately 0.1 million newly-issued shares of Class A common stock.

These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Seventh Amendment to the Amended and Restated Master Purchase and Sale Agreement, filed herewith.
10.2*	Eighth Amendment to the Amended and Restated Master Purchase and Sale Agreement, filed herewith.
10.3*	Ninth Amendment to the Amended and Restated Master Purchase and Sale Agreement, filed herewith.
10.4	Transfer Agreement, dated March 30, 2020, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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

Date:	May 6, 2020	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)