Form 10-Q
period 2020-06-30
CARVANA CO.
filed 2020-08-05
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of July 31, 2020, the registrant had 69,434,579 shares of Class A common stock outstanding and 101,200,276 shares of Class B common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.001 Per Share	CVNA	New York Stock Exchange

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$246,299	$76,016
Restricted cash	119,987	42,443
Accounts receivable, net	45,543	39,864
Finance receivables held for sale, net	358,124	286,969
Vehicle inventory	629,401	762,696
Beneficial interests in securitizations	116,563	98,780
Other current assets, including $1,248 and $0, respectively, due from related parties	55,569	52,654
Total current assets	1,571,486	1,359,422
Property and equipment, net	704,748	543,471
Operating lease right-of-use assets, including $42,691 and $44,583, respectively, from leases with related parties	166,337	123,420
Intangible assets, net	6,337	7,232
Goodwill	9,353	9,353
Other assets, including $10,502 and $6,138, respectively, due from related parties	18,545	14,850
Total assets	$2,476,806	$2,057,748
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $10,912 and $9,549, respectively, due to related parties	$278,081	$234,443
Short-term revolving facilities	31,000	568,840
Current portion of long-term debt	52,470	48,731
Other current liabilities, including $4,329 and $4,518, respectively, from leases with related parties	11,712	12,856
Total current liabilities	373,263	864,870
Long-term debt, excluding current portion, including $15,000 held by a related party	965,668	883,060
Operating lease liabilities, excluding current portion, including $39,664 and $41,829, respectively, from leases with related parties	163,210	116,071
Other liabilities	1,584	1,808
Total liabilities	1,503,725	1,865,809
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 69,414 and 50,507 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	69	51
Class B common stock, $0.001 par value - 125,000 shares authorized; 101,200 and 101,219 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	101	101
Additional paid-in capital	709,536	280,994
Accumulated deficit	(283,751)	(183,034)
Total stockholders' equity attributable to Carvana Co.	425,955	98,112
Non-controlling interests	547,126	93,827
Total stockholders' equity	973,081	191,939
Total liabilities & stockholders' equity	$2,476,806	$2,057,748
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales and operating revenues:
Used vehicle sales, net	$991,802	$855,785	$1,956,081	$1,539,614
Wholesale vehicle sales	49,434	63,014	129,040	96,044
Other sales and revenues, including $22,720, $13,989, $43,282, and $24,562, respectively, from related parties	77,098	67,422	131,429	105,797
Net sales and operating revenues	1,118,334	986,221	2,216,550	1,741,455
Cost of sales, including $891, $1,217, $1,733, and $2,490, respectively, to related parties	968,128	848,428	1,927,922	1,515,130
Gross profit	150,206	137,793	288,628	226,325
Selling, general and administrative expenses, including $4,491, $2,885, $8,917, and $5,620, respectively, to related parties	239,934	181,843	515,645	337,084
Interest expense, including $333, $333, $666, and $666, respectively, to related parties	19,915	19,315	48,777	34,963
Other (income) expense, net	(3,079)	694	14,327	933
Net loss before income taxes	(106,564)	(64,059)	(290,121)	(146,655)
Income tax provision	(238)	—	(238)	—
Net loss	(106,326)	(64,059)	(289,883)	(146,655)
Net loss attributable to non-controlling interests	(65,496)	(43,736)	(189,166)	(103,217)
Net loss attributable to Carvana Co.	$(40,830)	$(20,323)	$(100,717)	$(43,438)
Net loss per share of Class A common stock, basic and diluted	$(0.62)	$(0.44)	$(1.73)	$(0.99)
Weighted-average shares of Class A common stock, basic and diluted(1)	66,327	46,038	58,363	43,695
(1) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2018	41,208	$41	104,336	$104	$147,916	$(68,375)	$147,742	$227,428
Net loss	—	—	—	—	—	(23,115)	(59,481)	(82,596)
Exchanges of LLC Units	2,020	2	(1,984)	(2)	1,899	—	(1,899)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	25,582	—	—	25,582
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(25,582)	—	—	(25,582)
Contribution of Class A common stock from related party	(72)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	74	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(14)	—	—	—	(433)	—	—	(433)
Options exercised	27	—	—	—	426	—	—	426
Equity-based compensation	—	—	—	—	8,022	—	—	8,022
Balance, March 31, 2019	43,243	$43	102,352	$102	$157,830	$(91,490)	$86,362	$152,847
Net loss	—	—	—	—	—	(20,323)	(43,736)	(64,059)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	4,830	5	—	—	297,606	—	—	297,611
Adjustments to the non-controlling interests related to equity offering	—	—	—	—	(201,015)	—	201,015	—
Exchanges of LLC Units	1,612	2	(971)	(1)	1,571	—	(1,571)	1
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	33,573	—	—	33,573
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(33,573)	—	—	(33,573)
Contribution of Class A common stock from related party	(43)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	78	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(13)	—	—	—	(1,557)	—	—	(1,557)
Options exercised	25	—	—	—	372	—	—	372
Equity-based compensation	—	—	—	—	8,602	—	—	8,602
Balance, June 30, 2019	49,732	$50	101,381	$101	$263,409	$(111,813)	$242,070	$393,817

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2019	50,507	$51	101,219	$101	$280,994	$(183,034)	$93,827	$191,939
Net loss	—	—	—	—	—	(59,887)	(123,670)	(183,557)
Exchanges of LLC Units	116	—	(19)	—	36	—	(36)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	1,949	—	—	1,949
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(1,949)	—	—	(1,949)
Issuance of Class A common stock to settle vested restricted stock units	38	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(8)	—	—	—	(2,356)	—	—	(2,356)
Options exercised	7	—	—	—	145	—	—	145
Equity-based compensation	—	—	—	—	7,055	—	—	7,055
Balance, March 31, 2020	50,660	$51	101,200	$101	$285,874	$(242,921)	$(29,879)	$13,226
Net loss	—	—	—	—	—	(40,830)	(65,496)	(106,326)
Issuances of Class A common stock, net of underwriters' discounts and commissions and offering expenses	18,333	18	—	—	1,058,922	—	—	1,058,940
Adjustment to non-controlling interests related to equity offerings	—	—	—	—	(643,886)	—	643,886	—
Exchanges of LLC Units	285	—	—	—	1,385	—	(1,385)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	21,159	—	—	21,159
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(21,159)	—	—	(21,159)
Issuance of Class A common stock to settle vested restricted stock units	61	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(26)	—	—	—	(3,135)	—	—	(3,135)
Options exercised	101	—	—	—	2,676			2,676
Equity-based compensation	—	—	—	—	7,700	—	—	7,700
Balance, June 30, 2020	69,414	$69	101,200	$101	$709,536	$(283,751)	$547,126	$973,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(289,883)	$(146,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	33,440	16,830
Loss on disposal of property and equipment	4,643	653
Provision for bad debt and valuation allowance	7,618	3,291
Gain on loan sales	(52,272)	(59,573)
Equity-based compensation expense	12,160	15,745
Amortization and write-off of debt issuance costs and bond premium	3,838	2,172
Originations of finance receivables	(1,565,009)	(1,181,807)
Proceeds from sale of finance receivables, net	1,459,344	1,356,345
Purchase of finance receivables	—	(161,781)
Principal payments received on finance receivables held for sale	38,370	30,846
Unrealized loss (gain) on beneficial interests in securitization	3,388	(177)
Changes in assets and liabilities:
Accounts receivable	(7,041)	(9,747)
Vehicle inventory	137,224	(191,991)
Other assets	(3,371)	(24,074)
Accounts payable and accrued liabilities	39,275	57,152
Operating lease right-of-use assets	(42,917)	(15,115)
Operating lease liabilities	45,995	13,434
Other liabilities	(224)	(382)
Net cash used in operating activities	(175,422)	(294,834)
Cash Flows from Investing Activities:
Purchases of property and equipment, including $0 and $6,282, respectively, from related parties	(171,057)	(88,137)
Principal payments received on beneficial interests in securitizations	3,869	1,108
Net cash used in investing activities	(167,188)	(87,029)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	2,616,660	1,901,607
Payments on short-term revolving facilities	(3,154,500)	(2,164,248)
Proceeds from issuance of long-term debt	87,391	315,674
Payments on long-term debt	(11,912)	(6,868)
Payments of debt issuance costs	(3,472)	(7,034)
Net proceeds from issuance of Class A common stock	1,058,940	297,611
Proceeds from exercise of stock options	2,821	798
Tax withholdings related to restricted stock awards	(5,491)	(1,990)
Net cash provided by financing activities	590,437	335,550
Net increase (decrease) in cash, cash equivalents and restricted cash	247,827	(46,313)
Cash, cash equivalents and restricted cash at beginning of period	118,459	88,709
Cash, cash equivalents and restricted cash at end of period	$366,286	$42,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub LLC (collectively, "Carvana Co."), together with its consolidated subsidiaries (the "Company"), is a leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want — a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Using the website, customers can complete all phases of a used vehicle purchase transaction, including financing their purchase, trading in their current vehicle, and purchasing complementary products such as vehicle service contracts ("VSC") and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

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

In accordance with Carvana Group LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of June 30, 2020, Carvana Co. owned approximately 39.8% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 60.2%.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company's most recent Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2020, results of operations and changes in stockholder's equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

Liquidity

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred losses

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
from inception through June 30, 2020, and expects to incur additional losses in the future. As the Company continues to grow into new markets, build vending machines and inspection and reconditioning centers ("IRCs"), and enhance technology and software development efforts, it may need access to additional capital. Historically, the Company has raised additional capital through equity issuances or debt instruments to fund its expansion (refer to Note 10 — Stockholders' Equity and Note 9 — Debt Instruments). The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors, as described further in Note 9 — Debt Instruments. At June 30, 2020, the Company had $52.6 million of committed funds for future construction costs at four IRCs with unfinished construction. The Company funds vehicle inventory purchases through its Floor Plan Facility, as described further in Note 9 — Debt Instruments. As of June 30, 2020, the Company had approximately $919.0 million available under its $950.0 million Floor Plan Facility and may draw upon this facility through October 2020 to fund future vehicle inventory purchases, as described further in Note 9 — Debt Instruments. Further, the Company plans to increase the amount and maturity date of financing available to purchase vehicle inventory within the next year by amending its existing Floor Plan Facility or by entering into a new agreement. The Company has historically sold the finance receivables it generates through forward flow agreements and fixed pool loan sales, including securitization transactions. At June 30, 2020, the Company's Master Purchase and Sale Agreement with Ally has a remaining capacity for the sale of up to $1.3 billion of principal balance of finance receivables through March 2021. Prior to selling the finance receivables, the Company may fund them through Finance Receivable Facilities (as defined and further discussed in Note 9 — Debt Instruments). At June 30, 2020, the Company had $925.0 million available under its Finance Receivable Facilities, which have a current total capacity of $925.0 million. The Company may draw upon these facilities through July 2021 and February 2022 to fund future finance receivable originations. The aggregate capacity of these facilities may be increased to $1.0 billion with the consent of certain lenders. During the three months ended June 30, 2020, the Company completed equity offerings of approximately 18.3 million shares of its Class A common stock for net proceeds of approximately $1.1 billion.

Due to the impact of the novel coronavirus ("COVID-19") on the economy, the Company significantly reduced discretionary growth expenditures on new hiring, travel, facilities, and information technology investments. The Company also rebalanced its marketing, staffing, and purchasing levels to align with demand, while closely monitoring key metrics to quickly adjust as conditions evolve. Management believes that the actions taken in respect of the COVID-19 pandemic, current working capital, results of operations, and expected continued inventory and capital expenditure financing are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. The Company adopted ASU 2016-13 on January 1, 2020. Financial assets measured at fair value through net income are excluded from the scope of ASU 2016-13. The Company's beneficial interests in securitizations are carried at fair value and are thus excluded from ASU 2016-13. Finance receivables originated in connection with the Company’s vehicle sales are held for sale and presented at the lower of amortized cost or fair value. The Company intends to sell the finance receivables prior to their contractual maturity, therefore the recovery of the asset is from its sale rather than maturity and the Company is not required to

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
measure the expected lifetime credit losses. The adoption of ASU 2016-13 did not have a material effect on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time related to contract modifications and hedge accounting to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The standard is effective from March 12, 2020 through December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company may elect to take advantage of this optional guidance in its transition away from LIBOR within certain debt contracts but does not expect a material impact on its consolidated financial statements. As of June 30, 2020, the Company had not modified any contracts or had any hedge accounting activity that fell under ASU 2020-04.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Land and site improvements	$103,939	$98,530
Buildings and improvements	290,025	229,640
Transportation fleet	133,976	110,302
Software	89,409	66,875
Furniture, fixtures and equipment	52,508	38,123
Total property and equipment excluding construction in progress	669,857	543,470
Less: accumulated depreciation and amortization on property and equipment	(125,064)	(88,795)
Property and equipment excluding construction in progress, net	544,793	454,675
Construction in progress	159,955	88,796
Property and equipment, net	$704,748	$543,471

Depreciation and amortization expense on property and equipment was approximately $17.2 million and $8.4 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $32.5 million and $16.1 million for the six months ended June 30, 2020 and 2019, respectively. These amounts primarily relate to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

The purchase price was allocated to net tangible assets of approximately $0.2 million and intangible assets of approximately $9.9 million based on their fair values on the acquisition date and a related deferred tax liability of approximately $2.5 million. The deferred tax liability will amortize over 2 years to 7 years, and approximately $0.1 million and $0.0 million was amortized during the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.4 million during the six months ended June 30, 2020 and 2019, respectively. The excess of the purchase price over the amounts allocated to assets acquired, liabilities assumed and the deferred tax liability was approximately $9.4 million, which has been recorded as goodwill. The historical results of operations for Car360 were not significant to the Company's consolidated results of operations for the periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of June 30, 2020 and December 31, 2019 (in thousands):

	Useful Life	June 30, 2020	December 31, 2019
Intangible assets:
Developed technology	7 years	$8,642	$8,642
Customer relationships	2 years	—	523
Non-compete agreements	5 years	774	774
Intangible assets, acquired cost		9,416	9,939
Less: accumulated amortization		(3,079)	(2,707)
Intangible assets, net		$6,337	$7,232

Goodwill	N/A	$9,353	$9,353

Amortization expense was approximately $0.3 million and $0.4 million during the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $0.8 million during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 4.6 years. The anticipated annual amortization expense to be recognized in future years as of June 30, 2020 is as follows (in thousands):

Expected Future Amortization
Remainder of 2020	$694
2021	1,389
2022	1,389
2023	1,279
2024	1,235
2025	351
Thereafter	—
Total	$6,337

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable, including $10,912 and $9,549, respectively, due to related parties	$69,996	$63,576
Sales taxes and vehicle licenses and fees	57,654	45,812
Accrued compensation and benefits	28,914	21,726
Accrued property and equipment	27,625	23,433
Reserve for returns and cancellations	23,125	19,721
Accrued interest expense	17,121	15,650
Accrued advertising costs	13,986	11,403
Customer deposits	8,928	6,379
Other accrued liabilities	30,732	26,743
Total accounts payable and accrued liabilities	$278,081	$234,443

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group ("DriveTime") entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location, with cancellable terms, provided 60 days' prior written notice is given, expiring between 2021 and 2024. The Company has the right to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Hub Lease Agreement described below.

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended June 30, 2020, total costs related to these operating lease agreements, including those noted above, were approximately $1.8 million with approximately $0.8 million and $1.0 million allocated to inventory and selling, general and administrative expenses, respectively. During the six months ended June 30, 2020, total costs related to these lease agreements were approximately $3.6 million with approximately $1.6 million and $2.0 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended June 30, 2019, total costs related to these lease agreements were approximately $2.0 million with approximately $0.9 million and $1.1 million allocated to inventory and selling, general and administrative expenses, respectively. During the six months ended June 30, 2019, total costs related to these lease agreements were approximately $4.0 million with approximately $1.7 million and $2.3 million allocated to inventory and selling, general and administrative expenses, respectively.

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

During the three and six months ended June 30, 2019, the Company purchased certain leasehold improvements and equipment from DriveTime at facilities the Company previously shared with them for DriveTime's net book value of approximately $2.0 million and $6.3 million, respectively.

Corporate Office Leases

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guaranteed up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was approximately $0.3 million and $0.5 million during the three and six months ended June 30, 2020, respectively, and approximately $0.3 million and $0.5 million during the three and six months ended June 30, 2019, respectively.

In December 2019, Verde purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was approximately $0.2 million and $0.4 million during the three and six months ended June 30, 2020, respectively.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers, and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the three and six months ended June 30, 2020, the Company recognized approximately $19.3 million and $37.6 million, respectively, and during the three and six months ended June 30, 2019, the Company recognized approximately $13.1 million and $23.2 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. The Company recognized approximately $3.4 million and $5.7 million during the three and six months ended June 30, 2020, respectively, and approximately $0.9 million and $1.4 million during the three and six ended June 30, 2019, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers a portion of the Company's GAP waiver coverage and the limited warranty provided to all customers under the Master Dealer Agreement. The Company pays a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers and a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred approximately $1.2 million and $2.5 million during the three and six months ended June 30, 2020, respectively, and $1.1 million and $1.9 million during the three and six months ended June 30, 2019, respectively, related to the administration of GAP waiver coverage and limited warranty. As of June 30, 2020, the majority of the Company's GAP waiver coverage sales were administered by an unrelated party.

GAP Waiver Insurance Policy

The Company purchased insurance policies from BlueShore Insurance Company ("BlueShore"), an affiliate of DriveTime, for approximately $0.0 million during both the three and six months ended June 30, 2020, and approximately $0.6 million and $1.6 million during the three and six months ended June 30, 2019, respectively, that reimburses the lienholder of finance receivables with GAP waiver coverage for any GAP waiver claims on a defined set of finance receivables that the Company sold in its securitization transactions. This insurance is transferred with the underlying finance receivable. In March 2019, the Company entered into a retrospective profit sharing agreement with BlueShore under which the Company shares in the profits generated from the insurance policies by receiving a portion of the excess of the premium it paid to BlueShore, net of a fee, compared to the amount BlueShore pays out related to the GAP waiver claims. As of June 30, 2020 and December 31, 2019, the Company held a receivable of approximately $0.1 million and $0.2 million, respectively, which is included in other assets on the accompanying unaudited condensed consolidated balance sheets, related to this retrospective profit sharing agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $1.0 million and $2.6 million during the three and six months ended June 30, 2020, respectively, and $0.5 million and $1.0 million during the three and six months ended June 30, 2019, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime approximately $0.0 million and $0.1 million under this agreement during the three and six months ended June 30, 2020, respectively, and approximately $0.2 million and $0.3 million under this agreement during the three and six months ended June 30, 2019, respectively.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes Held by Verde

As of both June 30, 2020 and December 31, 2019, Verde held $15.0 million of principal of the Company's outstanding Senior Notes, as defined and further discussed in Note 9 — Debt Instruments.

Accounts Payable Due to Related Party

As of June 30, 2020 and December 31, 2019, approximately $10.9 million and $9.5 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

NOTE 7 — FINANCE RECEIVABLE SALE AGREEMENTS

The Company originates loans for its customers and sells them to partners and investors pursuant to finance receivable sale agreements. Historically, the Company has sold loans through two types of arrangements: forward flow agreements, including a master purchase and sale agreement and master transfer agreements, and fixed pool loan sales, including securitization transactions.

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with certain financing partners, including Ally Bank and Ally Financial (the "Ally Parties"). Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. Throughout 2020, the Company and the Ally Parties have amended the MPSA to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum of $2.0 billion of principal balances of finance receivables from March 24, 2020 through March 23, 2021 and broaden the set of finance receivables covered by the MPSA.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
During the six months ended June 30, 2020 and 2019, the Company sold approximately $960.0 million and $257.0 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $1.3 billion of unused capacity as of June 30, 2020.

Master Transfer Agreement

In November 2017, the Company entered into a master transfer agreement (the "2017 Master Transfer Agreement") with a purchaser trust (the "2017 Purchaser Trust") under which the 2017 Purchaser Trust committed to purchase an aggregate amount of principal balances of finance receivables.

On May 7, 2019, the Company purchased the certificate of the 2017 Purchaser Trust for $34.0 million, net of cash acquired. At the time of acquisition the trust assets included $139.7 million of finance receivables that the Company had previously sold to the trust under the 2017 Master Transfer Agreement, and its liabilities included $105.7 million in associated debt and other liabilities. In connection with the certificate purchase, the Company and Ally Bank entered into an Amended and Restated Loan and Security Agreement (the "A&R Loan and Security Agreement") pursuant to which Ally Bank agreed to provide a $350.0 million revolving credit facility to fund certain automotive finance receivables originated by the Company, as further described in Note 9 — Debt Instruments. In February 2020, the 2017 Master Transfer Agreement terminated in connection with the termination of a past finance receivable facility discussed in Note 9 — Debt Instruments.

During the six months ended June 30, 2019, prior to the acquisition of the certificate in the trust, the Company sold approximately $139.3 million in principal balances of finance receivables under the Master Transfer Agreement.

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

During the six months ended June 30, 2020 and 2019, the Company sold approximately $494.8 million and $820.0 million, respectively, in principal balances of finance receivables through securitization transactions.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners under the MPSA, the Master Transfer Agreement, and to investors in securitization transactions was approximately $39.3 million and $40.4 million during the three months ended June 30, 2020 and 2019, respectively, and $52.3 million and $59.6 million during the six months ended June 30, 2020 and 2019, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of June 30, 2020, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. The Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets at fair value, which as of June 30, 2020 and December 31, 2019 were approximately $116.6 million and $98.8 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of June 30, 2020.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at June 30, 2020 and December 31, 2019. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	June 30, 2020		December 31, 2019
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in thousands)
Rated notes	$92,133	$92,133	$85,234	$85,234
Certificates and other assets	24,430	24,430	13,546	13,546
Total unconsolidated VIEs	$116,563	$116,563	$98,780	$98,780

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Rated notes	$93,019	$92,133	$84,983	$85,234
Certificates and other assets	25,804	24,430	13,456	13,546
Total securities available for sale	$118,823	$116,563	$98,439	$98,780

NOTE 9 — DEBT INSTRUMENTS

Short-Term Revolving Facilities

Floor Plan Facility

The Company has a floor plan facility with a lender to finance its used vehicle inventory (the "Floor Plan Facility"), which is secured by substantially all of its assets, other than the Company's interests in real property and finance receivables pledged

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
under its Finance Receivable Facilities (as defined below). The facility has a maturity date of October 31, 2020 and requires monthly interest payments on borrowings under the Floor Plan Facility. The available capacity of the Floor Plan Facility is $950.0 million, the annual interest rate is one-month LIBOR plus 3.15% if the average outstanding balance on the Floor Plan Facility in the previous calendar month is greater than $500.0 million and otherwise it is one-month LIBOR plus 3.40%. The Floor Plan Facility requires that at least 7.5% of the total principal amount owed to the lender is held as restricted cash, a change from 5.0%.

Repayment in an amount equal to the amount of the advance or loan must generally be made within several days after selling or otherwise disposing of the underlying vehicle inventory. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts.

As of June 30, 2020, the interest rate on the Floor Plan Facility was approximately 3.56%, the Company had an outstanding balance under this facility of approximately $31.0 million, unused capacity of approximately $919.0 million, and held approximately $2.3 million in restricted cash related to this facility. As of December 31, 2019, the interest rate on the Floor Plan Facility was approximately 4.91%, the Company had an outstanding balance of approximately $515.5 million, unused capacity of approximately $434.5 million, and held approximately $38.7 million in restricted cash related to this facility.

Active Finance Receivable Facilities

The Company has various short-term revolving credit facilities to fund certain automotive finance receivables originated by the Company prior to selling them, which are typically secured by the finance receivables pledged to them (the "Finance Receivable Facilities").

In January 2020, the Company entered into an agreement pursuant to which a lender agreed to provide a revolving credit facility to fund certain automotive finance receivables originated by the Company. As of June 30, 2020, the lender has committed $425.0 million under this facility. The Company can increase this commitment in $25.0 million increments up to $500.0 million with the lender's consent, and draw upon this facility until July 23, 2021.

In February 2020, the Company entered into an agreement pursuant to which a second lender agreed to provide a $500.0 million revolving credit facility to fund certain automotive finance receivables originated by the Company. The Company can draw upon this facility until February 20, 2022.

Both facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The facilities require monthly payments of interest and fees based on usage and unused facility amounts. Both facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of June 30, 2020, the Company had $0.0 million outstanding under these facilities, and unused capacity of approximately $925.0 million. As of June 30, 2020, the undistributed cash collections held in restricted cash related to these facilities was approximately $117.7 million. During the three months ended June 30, 2020, the Company's effective interest rate on these facilities was approximately 2.64%.

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

As of December 31, 2019, these credit facilities had an interest rate ranging between approximately 2.76% and 3.71%, and the Company had an outstanding balance under these facilities of approximately $53.4 million, unused capacity of approximately $596.6 million, and held approximately $3.7 million in restricted cash related to these facilities.

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

The Indenture governing the Senior Notes contains restrictive covenants that, subject to certain conditions, limit the ability of the Company to, among other things, incur additional debt or issue preferred stock, create liens, make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of June 30, 2020, the Company was in compliance with all covenants.

In connection with the issuance of these Senior Notes, Carvana Group amended its LLC agreement to create a class of non-convertible preferred units, which Carvana Co. purchased with its net proceeds from the issuance of these Senior Notes, as further discussed in Note 10 — Stockholders' Equity.

The outstanding principal of the Senior Notes, net of debt issuance costs and including the premium, was approximately $592.3 million and $591.1 million as of June 30, 2020 and December 31, 2019, respectively, of which $15.0 million of principal was held by Verde as of both periods, and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of June 30, 2020, the outstanding principal of these notes had a weighted-average interest rate of 6.8% and totaled approximately $27.6 million, of which approximately $12.6 million is due within the next twelve months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of June 30, 2020, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of June 30, 2020 and December 31, 2019, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was approximately $263.7 million and $174.7 million, respectively, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

In November 2017, the Company entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which it may sell and lease back certain of its owned or leased properties and construction improvements. Under the MSLA, at any time the Company may elect to, and beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to demand that the Company repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. Under the MSLA, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. As of June 30, 2020 and December 31, 2019, the Company may sell and lease back approximately $75.0 million of its property and equipment under the MSLA.

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

As of June 30, 2020 and December 31, 2019, the Company has pledged approximately $70.4 million and $85.0 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreement with expected repurchases ranging from January 2026 to October 2026. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lender, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transaction. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of this facility, net of debt issuance costs, was approximately $68.4 million and $82.7 million as of June 30, 2020 and December 31, 2019, respectively, of which approximately $24.0 million and $26.4 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

NOTE 10 — STOCKHOLDERS' EQUITY

Carvana Co.'s amended and restated certificate of incorporation, among other things authorizes (i) 50.0 million shares of Preferred Stock, par value $0.01 per share, (ii) 500.0 million shares of Class A common stock, par value $0.001 per share, and (iii) 125.0 million shares of Class B common stock, par value $0.001 per share. Each share of Class A common stock generally

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
entitles its holder to one vote on all matters to be voted on by stockholders. Each share of Class B common stock held by Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") generally entitles its holder to ten votes on all matters to be voted on by stockholders, for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Carvana Co.'s Class A common stock determined on an as-exchanged basis assuming that all of the Class A Units and Class B Units were exchanged for Class A common stock. All other shares of Class B common stock generally entitle their holders to one vote per share on all matters to be voted on by stockholders. Holders of Class B common stock are not entitled to receive dividends and would not be entitled to receive any distributions upon the liquidation, dissolution or winding down of the Company. Holders of Class A and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law.

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

As of June 30, 2020, there were approximately 213.2 million and 4.6 million Class A Units and Class B Units (as adjusted for the participation thresholds and closing price of Class A common stock on June 30, 2020), respectively, issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold and are earned over the requisite service period.

Equity Offerings

On May 24, 2019, the Company completed a public equity offering of 4.2 million shares of its Class A common stock at a public offering price of $65.00 per share and received net proceeds from the offering of approximately $258.8 million after underwriting discounts and commissions and offering expenses. As part of the offering, the Company granted the underwriters a 30-day option to purchase all or part of approximately 0.6 million additional shares of Class A common stock. On June 20, 2019, the underwriters exercised their option in full for an additional $38.9 million in proceeds after offering expenses. The Company used the net proceeds to purchase approximately 6.0 million newly-issued LLC Units in Carvana Group.

On April 1, 2020, the Company completed a registered direct offering to investors of approximately 13.3 million shares of its Class A common stock at an offering price of $45.00 per share and received net proceeds from the offering of approximately $599.5 million. Ernest Garcia II, through Verde, and Ernest Garcia III each invested approximately $25.0 million or approximately 0.6 million shares of the Class A common stock, in the offering. The Company used the net proceeds to purchase approximately 16.7 million newly-issued LLC Units in Carvana Group.

On May 21, 2020, the Company completed a public equity offering of 5.0 million shares of its Class A common stock at an offering price of $92.00 per share and received net proceeds from the offering of approximately $459.5 million. The Company used the net proceeds to purchase approximately 6.3 million newly-issued LLC Units in Carvana Group.

Exchange Agreement

Carvana Co. and the Original LLC Unitholders together with any holders of LLC Units issued subsequent to the IPO (the "LLC Unitholders") entered into an Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to (i) conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions, (ii) vesting for certain LLC Units, and (iii) the respective participation threshold for Class B Units. To the extent such owners also hold Class B common stock, they are required to deliver to Carvana

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Co. a number of shares of Class B common stock equal to the number of shares of Class A common stock being exchanged for. Any shares of Class B common stock so delivered are canceled. The number of exchangeable Class B Units is determined based on the value of Carvana Co.'s Class A common stock and the applicable participation threshold.

During the six months ended June 30, 2020, certain LLC Unitholders exchanged 0.5 million LLC Units and 0.0 million shares of Class B common stock for 0.4 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received approximately 0.5 million LLC Units, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

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

Contribution of Class A Common Shares From Ernest Garcia III

During the three and six months ended June 30, 2019, the Company and its Chief Executive Officer, Ernest Garcia III, entered into contribution agreements (the "Contribution Agreements") in connection with the 100k Milestone Gift, as defined in Note 6 — Related Party Transactions. Pursuant to the Contribution Agreements, Mr. Garcia contributed approximately 0.0 million and 0.1 million shares of the Company's Class A common stock to the Company during the three and six months ended June 30, 2019, respectively, at no charge. The Company subsequently granted approximately 0.0 million and 0.1 million restricted stock units during the three and six months ended June 30, 2019, respectively, to employees. Refer to Note 12 — Equity-Based Compensation for further discussion. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the Share Contribution, it has indemnified Mr. Garcia from any such obligations that may arise. As of December 31, 2019, Mr. Garcia's commitment related to the 100k Milestone Gift had been fulfilled.

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

Upon the issuance of shares of Class A common stock by Carvana Co. related to the Company’s equity compensation plans, such as the exercise of options, issuance of restricted or non-restricted stock, payment of bonuses in stock or settlement of stock appreciation rights in stock, Carvana Group is required to issue to Carvana Co. a number of Class A Units equal to 1.25 times the number of shares of Class A common stock being issued in connection with the exercise of such options or issuance of other types of equity compensation, subject to adjustment for stock splits, stock dividends, reclassifications and similar transactions. Activity related to the Company's equity compensation plans may result in a change in ownership which will impact the amount recorded as non-controlling interest and additional paid-in capital.

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

During the six months ended June 30, 2020 and 2019, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $1.4 million and $3.5 million, respectively, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' equity. During the six months ended June 30, 2020 and 2019, Carvana Co. utilized its

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
net proceeds from its equity offerings to purchase LLC Units, which resulted in adjustments to increase non-controlling interests and to decrease additional paid-in capital by approximately $643.9 million and $201.0 million, respectively, which have been included in adjustment to non-controlling interests related to equity offerings in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As of June 30, 2020, Carvana Co. owned approximately 39.8% of Carvana Group with the LLC Unitholders owning the remaining 60.2%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	Six Months Ended June 30,
	2020	2019
Transfers (to) from non-controlling interests:
Decrease as a result of issuances of Class A common stock	$(643,886)	$(201,015)
Increase as a result of exchanges of LLC Units	1,421	3,470
Total transfers to non-controlling interests	$(642,465)	$(197,545)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation expense is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation expense recognized during the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Class B Units	$259	$578	$717	$1,156
Restricted Stock Units and Awards excluding those granted in relation to the 100k Milestone Gift	5,274	3,214	9,769	5,681
Restricted Stock Units granted in relation to the 100k Milestone Gift	—	2,809	—	5,933
Options	1,809	1,457	3,416	2,664
Class A Units	358	544	853	1,190
Total equity-based compensation	7,700	8,602	14,755	16,624
Equity-based compensation capitalized to property and equipment	(1,480)	(577)	(2,595)	(879)
Equity-based compensation capitalized to inventory	(7)	(958)	(98)	(1,835)
Equity-based compensation, net of capitalized amounts	$6,213	$7,067	$12,062	$13,910

As of June 30, 2020, the total unrecognized compensation expense related to outstanding equity awards was approximately $70.9 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards to employees, directors, officers and consultants. The majority of the Company's equity awards, other than those granted in

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
relation to the 100k Milestone Gift, vest over four year periods based on continued employment with the Company. As of June 30, 2020, approximately 9.9 million shares remain available for future equity award grants under this plan.

Class A Units

During 2018, the Company granted certain employees Class A Units with service-based vesting over two- to four-year periods and a grant-date fair value of $18.58 per Class A Unit. The grantees entered into the Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting.

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four- to five-years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for their Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and six months ended June 30, 2020 or 2019. As of June 30, 2020, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

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

The following table presents the calculation of basic and diluted net loss per share during the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(106,326)	$(64,059)	$(289,883)	$(146,655)
Net loss attributable to non-controlling interests	65,496	43,736	189,166	103,217
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(40,830)	$(20,323)	$(100,717)	$(43,438)
Denominator:
Weighted-average shares of Class A common stock outstanding	66,430	46,284	58,493	43,958
Nonvested weighted-average restricted stock awards	(103)	(246)	(130)	(263)
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	66,327	46,038	58,363	43,695
Net loss per share of Class A common stock, basic and diluted	$(0.62)	$(0.44)	$(1.73)	$(0.99)
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

Weighted-average as-converted LLC Units of approximately 105.1 million and 106.4 million, comprised of approximately 101.4 million and 101.9 million Class A Units together with the related Class B common stock and approximately 3.7 million and 4.5 million Class B Units, for the three months ended June 30, 2020 and 2019, respectively, and of approximately 105.2 million and 107.7 million, comprised of approximately 101.4 million and 103.1 million Class A Units together with the related Class B common stock and approximately 3.8 million and 4.6 million Class B Units, during the six months ended June 30, 2020 and 2019, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units were approximately 4.7 million and 5.7 million at June 30, 2020 and 2019, respectively. Weighted-average potentially dilutive restricted stock awards and units of approximately 0.8 million and 0.6 million for the three months ended June 30, 2020 and 2019, respectively, and approximately 0.8 million and 0.7 million for the six months ended June 30, 2020 and 2019, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of both June 30, 2020 and 2019, 1.2 million options were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

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

As described in Note 10 — Stockholders' Equity, the Company acquired approximately 0.4 million and 0.5 million LLC Units, respectively, during the three and six months ended June 30, 2020 in connection with exchanges with LLC Unitholders. During the three and six months ended June 30, 2020, the Company recorded a gross deferred tax asset of approximately $7.1 million and $9.0 million, respectively, associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As described in Note 10 — Stockholders' Equity, Carvana Co. purchased a total of approximately 22.9 million newly-issued LLC Units of Carvana Group in connection with a direct offering and a public equity offering during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2020, the Company recognized a gross deferred tax asset of approximately $14.1 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As described in Note 4 — Goodwill and Intangible Assets, Net, Carvana Group acquired Car360 on April 12, 2018. The acquisition included various intangible assets, and as a result the Company recognized a deferred tax liability of approximately $2.5 million which is reflected within other liabilities in the accompanying unaudited condensed consolidated balance sheet. The deferred tax liability will be amortized over two to seven years and approximately $0.2 million and $0.4 million was amortized during the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of June 30, 2020 and December 31, 2019, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or income tax payable and deferred income tax positions of the Company.

The Company's effective tax rate for the three and six months ended June 30, 2020 was 0.2% and 0.1%, respectively, and for the three and six months ended June 30, 2019 was 0.0%, related to Car360, a wholly-owned subsidiary acquired in April 2018.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement ("TRA"). Under the TRA, the Company generally will be required to pay to the Original LLC Unitholders 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Carvana Group for shares of Carvana Co.'s Class A common stock or cash, including any basis adjustment relating to the assets of Carvana Group and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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
As of June 30, 2020, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of June 30, 2020, the total unrecorded TRA liability is approximately $187.1 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of June 30, 2020, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, IRCs, storage, parking and corporate offices. The initial terms expire at various dates between 2020 and 2032. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the accompanying unaudited condensed consolidated balance sheets.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease costs:
Finance leases:
Amortization of finance lease assets	$3,976	$1,988	$7,446	$3,255
Interest obligations under finance leases	888	514	1,693	845
Total finance lease costs	$4,864	$2,502	$9,139	$4,100

Operating leases:
Fixed lease costs to non-related parties	$7,367	$2,943	$13,005	$5,271
Fixed lease costs to related parties	2,009	1,922	4,127	3,728
Variable short-term lease costs to related parties	217	333	395	787
Total operating lease costs	$9,593	$5,198	$17,527	$9,786

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$8,067	$3,270
Operating lease liabilities to related parties			$4,069	$4,309
Interest payments on finance lease liabilities			$1,693	$845

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$8,229	$3,275

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of June 30, 2020 (in thousands):

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total
Remainder of 2020	$9,842	$3,986	$8,319	$12,305	$22,147
2021	18,085	7,737	19,136	26,873	44,958
2022	17,412	7,775	17,657	25,432	42,844
2023	16,269	7,834	15,582	23,416	39,685
2024	9,120	6,621	13,697	20,318	29,438
Thereafter	2,823	28,622	147,118	175,740	178,563
Total minimum lease payments	73,551	62,575	221,509	284,084	357,635
Less: amount representing interest	(7,454)	(18,582)	(90,580)	(109,162)	(116,616)
Total lease liabilities	$66,097	$43,993	$130,929	$174,922	$241,019
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

As of June 30, 2020 and December 31, 2019, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of June 30, 2020 and 2019 were as follows, excluding short-term operating leases:

	As of June 30,
	2020	2019
Weighted-average remaining lease terms (years)
Operating leases	10.7	10.9
Finance leases	4.3	4.7
Weighted-average discount rate
Operating leases	8.3%	8.8%
Finance leases	5.4%	5.6%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $6.5 million and $3.7 million as of June 30, 2020 and December 31, 2019, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2020 the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity and capital resources.

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

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2020 and December 31, 2019, the Company held certain assets that were required to be measured at fair value on a recurring basis and beneficial interests in securitizations for which it elected the fair value option.

The following tables are a summary of fair value measurements and hierarchy level at June 30, 2020 and December 31, 2019 (in thousands):

As of June 30, 2020:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$226,312	$226,312	$—	$—
Beneficial interests in securitizations	116,563	—	—	116,563

As of December 31, 2019:

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$56,435	$56,435	$—	$—
Beneficial interests in securitizations	98,780	—	29,222	69,558
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, the Company has purchase price adjustment receivables of approximately $4.5 million and $6.9 million, respectively, which are carried at fair value and classified as other assets in the accompanying unaudited condensed consolidated balance sheets. Under the Master Purchase and Sale Agreement, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the Master Purchase and Sale Agreement. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a gain of approximately $0.1 million and a loss of approximately $5.0 million during the three and six months ended June 30, 2020, respectively, and $0.0 million during both the three and six months ended June 30, 2019, and are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Beneficial Interests in Securitizations

Beneficial interests in securitizations include notes and certificates of the securitization trusts, the same securities as issued to other investors as described in Note 8 — Securitizations and Variable Interest Entities. Level 2 assets typically include beneficial interests in securitization transactions that closed near the end of the period due to the proximity to the end of the period and lack of observable changes in economic inputs. Given the changes in the market and overall economic inputs between pricing and closing, the March 2020 securitization transaction was classified as Level 3 as of March 31, 2020. No securitization transactions were completed during the three months ended June 30, 2020.

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of June 30, 2020 and December 31, 2019, the discount rates were 3.8% to 10.0% and 10.0%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. During the six months ended June 30, 2020, the Company transferred beneficial interests acquired as part of the December 2019 securitization transaction initially classified as Level 2 from Level 2 to Level 3. During the three months ended June 30, 2019, the Company transferred beneficial interests acquired as part of the March 2019 securitization transaction initially classified as Level 2 from Level 2 to Level 3. The assets are typically initially classified as Level 2 due to the transactions' proximity to the end of each respective reporting period and the lack of observable changes in economic inputs. As noted above, the Company uses significant unobservable inputs to measure the fair value of these assets on a recurring basis, thus they will be classified as Level 3 in future periods. There were no transfers out of Level 3 during the three and six months ended June 30, 2020 or June 30, 2019.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Opening Balance	$118,923	$—	$69,558	$—
Transfers into Level 3	—	19,531	29,222	19,531
Received in securitization transactions	—	—	39,578	—
Cash receipts	(10,377)	(1,108)	(18,407)	(1,108)
Change in fair value	8,017	177	(3,388)	177
Ending Balance	$116,563	$18,600	$116,563	$18,600

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

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of June 30, 2020 and December 31, 2019 was as follows (in thousands):

	June 30, 2020	December 31, 2019
Carrying value, net of unamortized debt issuance costs	$592,338	$591,124
Fair value	597,699	625,114

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Carrying value	$358,124	$286,969
Fair value	381,366	304,532

Derivative Instruments

As of June 30, 2020 and December 31, 2019, the Company had no outstanding derivative instruments.

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information:
Cash payments for interest, including $666 and $703, respectively, to related parties	$46,175	$31,610
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$31,226	$9,717
Property and equipment acquired under finance leases	$22,883	$16,552
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$51,674	$20,767
Equity-based compensation expense capitalized to property and equipment	$2,595	$879
Fair value of beneficial interests received in securitization transactions	$39,578	$46,123
Reductions of beneficial interests in securitizations and associated long-term debt	$14,538	$—

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented (in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$246,299	$76,016	$40,200	$78,861
Restricted cash (1)	119,987	42,443	2,196	9,848
Total cash, cash equivalents and restricted cash	$366,286	$118,459	$42,396	$88,709
(1) Amounts included in restricted cash represent the deposits required under the Company's short-term revolving facilities. Refer to Note 9 — Debt Instruments for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context requires otherwise, references in this report to "Carvana," the "Company," "we," "us," and "our" refer to Carvana Co. and its consolidated subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our most recent Annual Report filed on Form 10-K, as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a used vehicle.    As of June 30, 2020, we listed approximately 16,400 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts ("VSCs"), GAP waiver coverage, and trade-ins.

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

COVID-19 Update

In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") outbreak to be a global pandemic. In mid-March, a number of state and local government authorities issued shelter in place and stay at home orders which negatively impacted demand for used vehicles. Near the end of April 2020, the industry began to see a recovery in general market conditions, and demand for used vehicles picked up as the quarter progressed resulting in a 25% increase in our used vehicle unit sales during the second quarter of 2020 compared to 2019.

For many customers, buying or selling a car is an important component of their transportation and financial planning needs. Based on the CarGurus U.S. COVID-19 Sentiment Study in June 2020 of potential car buyers, 37% of respondents agreed COVID-19 will impact how they shop long-term. Prior to the COVID-19 pandemic, 32% of car shoppers were open to buying a vehicle online, now 60% are open to it. In addition, there was a shift in June 2020 with a decrease in respondents planning to purchase a new vehicle and an increase in those planning to purchase a used vehicle. We believe our online sales model, which allows customers to buy a car without ever coming into physical contact with another person, is the safest way to buy a car. Our touchless delivery process allows customers to shop for a car from the comfort of their home, complete their transaction on their phone or laptop, and take delivery of their new car without coming into physical contact with our delivery personnel. At delivery, we sanitize the car and communicate with the customer over the phone as they feel out the car and complete paperwork. Our employees and customers have given us positive feedback on this approach, and we believe it represents a significant step forward in the safety of retail auto sales in the current environment.

During the second quarter of 2020, we continued to take steps to position the business to be lean and flexible in this period of higher uncertainty. To this end, we reduced discretionary expenditures on new hiring, travel, facilities, and information technology investments. We also rebalanced our marketing, staffing, and purchasing levels to align with demand, while closely monitoring key metrics to determine when and how quickly to adjust. We believe our business model makes us well-positioned to scale up and down to meet expected customer demand during and after the current COVID-19 pandemic. We demonstrated our flexibility throughout the second quarter of 2020, which began with low demand that increased over the course of the quarter, allowing us to increase our operations and launch new markets to meet the increasing customer demands.

Our most important priority is the well-being of our employees and customers. We have taken several steps to provide a safe and healthy working environment, including implementing work from home policies for employees who are able to work remotely, pausing all non-essential travel and group meetings, performing deep cleaning and sanitization in all of our facilities, and implementing social distancing and mask policies.

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

Our operational and financial performance will depend on future developments related to the continuously evolving COVID-19 pandemic. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the development of treatments or vaccines, the resumption of widespread economic activity, and changes in consumer sentiment. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict the impact of the COVID-19 pandemic on our future operations.

Used Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the six months ended June 30, 2020, the number of vehicles we sold to retail customers grew by 33.1% to 107,525 compared to 80,766 in the six months ended June 30, 2019. Our used vehicle sales were negatively impacted at the onset of COVID-19 in the United States but have rebounded since then. We expect our used vehicle sales could be negatively impacted in future periods as a result of the continued economic impacts of the COVID-19 pandemic.

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

Our expansion model has enabled us to increase our rate of market openings in each of the past seven years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, 12 in 2016, 23 in 2017, 41 in 2018, 61 in 2019, and 115 in the first six months of 2020, bringing our total number of markets to 261 as of June 30, 2020. Our 115 market openings since December 31, 2019 increased the total percentage of the U.S. population serviced in our markets to 73.2% as of June 30, 2020 from 66.9% as of December 31, 2019. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan. In light of the ongoing COVID-19 pandemic, we plan to continually evaluate consumer demand and our operational capacity to determine our market opening and vending machine launch strategy.

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

Our largest source of revenue, used vehicle sales, totaled $991.8 million and $2.0 billion during the three and six months ended June 30, 2020, respectively, and $855.8 million and $1.5 billion during the three and six months ended June 30, 2019, respectively. As we increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase along with retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales, which includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory, totaled $49.4 million and $129.0 million during the three and six months ended June 30, 2020, respectively, and $63.0 million and $96.0 million during the three and six months ended June 30, 2019, respectively. We expect wholesale sales to increase with retail units sold through trade-ins and as we expand our program of acquiring vehicles from customers who wish to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage totaled $77.1 million and $131.4 million during the three and six months ended June 30, 2020, respectively, and $67.4 million and $105.8 million during the three and six months ended June 30, 2019, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

The COVID-19 pandemic impacted all three sources of revenue and gross profit during the three and six months ended June 30, 2020. Given the uncertainty and continuously evolving aspects of COVID-19, it may continue to impact our revenue and gross profit in future periods. First, the pandemic negatively impacted retail units sold, which directly impacted retail, wholesale, and other revenue and gross profit. However, since the drastic drop in demand in mid-March through mid-April, demand for retail units has rebounded, and we ended the second quarter with 25% year-over-year growth. Second, the pandemic negatively impacted wholesale units sold and purchased for sale due to the unstable condition of the wholesale market, which directly impacted wholesale and retail revenue. However, the wholesale market is stabilizing as of June 30, 2020. We expected the pandemic to negatively impact retail and wholesale gross profit per unit due to the impact of lower demand on average days to sale and industry-wide used vehicle pricing in the three months ended June 30, 2020. Specifically, our average days to sale increased and average retail and wholesale selling prices fell as dealers and wholesale suppliers worked through inventory across the industry. Finally, the pandemic had a slight negative impact to gain on loan sale revenue due to higher required yields from loan investors during this period of uncertainty, which resulted in not completing a securitization transaction during the three months ended June 30, 2020. While these impacts could potentially reoccur or continue in the future and could be significant, we believe they are transitory, and we plan to stay lean during this period and maintain strength and flexibility for a return to normal conditions.

During our growth phase, our highest priority, outside of safety, will continue to be providing exceptional customer experiences, increasing our brand awareness and building an infrastructure to support growth in retail units sold. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies include the following:

•Increase the purchase of vehicles from customers. We plan to grow the number of vehicles that we purchase from our customers either as trade-ins or independent of a retail sale. This in turn will grow our wholesale business, provide additional vehicles for our retail business, which are more profitable compared to the same vehicle acquired at auction, and expand our inventory selection. In light of the COVID-19 pandemic, we temporarily paused purchasing vehicles from customers independent of a retail sale, but have subsequently resumed these purchases.

•Reduce average days to sale. Our goal is generally to increase both our number of markets and our sales at a faster rate than we increase our inventory size, which we believe would decrease average days to sale due to a relative increase in demand versus supply. Reductions in average days to sale lead to fewer vehicle price reductions, and therefore higher average selling prices, all other factors being equal. Higher average selling prices in turn lead to higher gross profit per unit sold, all other factors being equal.

•Leverage existing IRC infrastructure. As we scale, we intend to more fully utilize the capacity in our nine existing IRCs, which collectively have capacity to inspect and recondition over 475,000 vehicles per year at full utilization.

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

Investment in Growth

Absent the impact of COVID-19, we have aggressively invested in the growth of our business and we expect this investment to continue during normal conditions. We anticipate that our operating expenses will increase substantially as we continue to open new markets, expand our logistics network and increase our advertising spending. There is no guarantee that we will be able to realize the return on our investments.

The worldwide spread of COVID-19 is expected to result in a continued global slowdown of economic activity which is likely to continue to decrease demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the pandemic is contained. Due to the COVID-19 pandemic, we significantly reduced discretionary growth expenditures on hiring, travel, IRC and vending machine construction, and information technology investments. We also rebalanced our marketing, staffing, and purchasing levels to align with demand, while closely monitoring key metrics to determine when and how quickly to adjust. We believe our business model makes us well-positioned to scale up or down to meet customer demand during and after the current COVID-19 pandemic.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Retail units sold	55,098	44,000	107,525	80,766
Number of markets	261	137	261	137
Average monthly unique visitors	8,022,507	4,763,911	7,415,069	4,276,981
Inventory units available on website	16,479	18,835	16,479	18,835
Average days to sale	89	61	79	62
Total gross profit per unit (1)	$2,726	$3,132	$2,684	$2,802
(1) Includes $0, $43, $5, and $34, respectively, related to the 100k Milestone Gift discussed below.

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

In the second half of 2018, we announced a commitment by our Chief Executive Officer, Ernest Garcia III ("Mr. Garcia"), to contribute 165 shares of Class A common stock to us from his personal shareholdings for every one of our then-existing employees upon their satisfying certain employment tenure requirements. In connection with such contributions, we made corresponding grants of 165 restricted stock units under our 2017 Omnibus Incentive Plan to each employee who satisfied the requirements (the "100k Milestone Gift" or "Gift"). Under GAAP, the 100k Milestone Gift was treated as compensation expense, a portion of which related to the production of our used vehicle inventory and was therefore capitalized to inventory and subsequently recognized within costs of sales when the related inventory was sold. As of December 31, 2019, Mr. Garcia's commitment related to the 100k Milestone Gift has been fulfilled and as of March 31, 2020, all of the compensation expense related to the 100k Milestone Gift had been recognized. Total gross profit per unit includes $0 and $5 per unit during the three and six months ended June 30, 2020, respectively, and $43 and $34 per unit during the three and six months ended June 30, 2019, respectively, related to the 100k Milestone Gift.

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

Wholesale Vehicle Sales

Wholesale vehicle sales is equal to the aggregate proceeds we receive on vehicles sold to wholesalers. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade-in their existing vehicles when making a purchase from us. Factors affecting wholesale vehicle sales include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market, both of which have been impacted by COVID-19.

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

Other (Income) Expense

Other (income) expense, net includes changes in fair value on our beneficial interests in securitizations and purchase price adjustment receivables, as discussed in Note 17 — Fair Value of Financial Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q, along with other general expenses such as gains or losses from disposals of long-lived assets.

Income Tax Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (“Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. As of June 30, 2020, the Company's income tax benefit is generated at Car360, a wholly-owned subsidiary, acquired in April 2018.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(dollars in thousands, except per unit amounts)			(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$991,802	$855,785	15.9%	$1,956,081	$1,539,614	27.1%
Wholesale vehicle sales	49,434	63,014	(21.6)%	129,040	96,044	34.4%
Other sales and revenues (1)	77,098	67,422	14.4%	131,429	105,797	24.2%
Total net sales and operating revenues	$1,118,334	$986,221	13.4%	$2,216,550	$1,741,455	27.3%
Gross profit:
Used vehicle gross profit(3)	$65,566	$63,378	3.5%	$148,428	$110,500	34.3%
Wholesale vehicle gross profit(4)	7,542	6,993	7.9%	8,771	10,028	(12.5)%
Other gross profit (1)	77,098	67,422	14.4%	131,429	105,797	24.2%
Total gross profit	$150,206	$137,793	9.0%	$288,628	$226,325	27.5%
Market information:
Markets, beginning of period	161	109	47.7%	146	85	71.8%
Market launches	100	28	257.1%	115	52	121.2%
Markets, end of period	261	137	90.5%	261	137	90.5%
Unit sales information:
Used vehicle unit sales	55,098	44,000	25.2%	107,525	80,766	33.1%
Wholesale vehicle unit sales	7,277	10,756	(32.3)%	18,031	17,457	3.3%
Per unit selling prices:
Used vehicles	$18,001	$19,450	(7.4)%	$18,192	$19,063	(4.6)%
Wholesale vehicles	$6,793	$5,858	16.0%	$7,157	$5,502	30.1%
Per unit gross profit:(2)
Used vehicle gross profit(3)	$1,190	$1,440	(17.4)%	$1,380	$1,368	0.9%
Wholesale vehicle gross profit(4)	$1,036	$650	59.4%	$486	$574	(15.3)%
Other gross profit	$1,399	$1,532	(8.7)%	$1,222	$1,310	(6.7)%
Total gross profit	$2,726	$3,132	(13.0)%	$2,684	$2,802	(4.2)%
(1) Includes $22,720 and $13,989 for the three months ended June 30, 2020 and 2019, respectively, and $43,282 and $24,562 for the six months ended June 30, 2020 and 2019, respectively, of other sales and revenues from related parties.
(2) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.
(3) Includes $0, $1,808, $510, and $2,572, or $0, $42, $5, and $32 per unit, related to the 100k Milestone Gift.
(4) Includes $0, $103, $17, and $125, or $0, $10, $0, and $8 per wholesale unit, related to the 100k Milestone Gift.

Used Vehicle Sales

Three months ended June 30, 2020 Versus 2019. Used vehicle sales increased by $136.0 million to $991.8 million during the three months ended June 30, 2020, compared to $855.8 million during the three months ended June 30, 2019. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 55,098 from 44,000 during the three months ended June 30, 2020 and 2019, respectively. The increase in unit sales was also driven by growth to 261 markets as of June 30, 2020 from 137 markets as of June 30, 2019. Retail units sold was negatively impacted by COVID-19 particularly at the beginning of the period as consumers sheltered-in-place and reduced commercial activity and as we reduced advertising expenditures. However, as some shelter-in-place orders were lifted and some commercial activity increased later in the period, we experienced growth in retail unit sales, increased penetration in existing markets, and also launched new markets. The average selling price of our retail units sold decreased to $18,001 from $19,450 due primarily to vehicle mix and to a lesser extent to an increase in our average days to sale to 89 days from 61 days during the three months ended June 30, 2020 and 2019, respectively, partially offsetting the increase in used vehicle revenue resulting from the increase in unit sales.

Six months ended June 30, 2020 Versus 2019. Used vehicle sales increased by $416.5 million to $2.0 billion during the six months ended June 30, 2020 compared to $1.5 billion during the six months ended June 30, 2019. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 107,525 from 80,766 during the six months ended June 30, 2020 and 2019, respectively. The increase in units sold was driven in part by enhanced marketing efforts and customer referrals. The increase in unit sales was also driven by growth to 261 markets as of June 30, 2020 from 137 markets as of June 30, 2019. Although we experienced a negative impact on retail units sold due to the COVID-19 pandemic primarily in March and April, we started to see a rebound in sales later in the period with the reopening of the economy. The average selling price of our retail units sold decreased to $18,192 from $19,063 due primarily to vehicle mix and to a lesser extent to an increase in average days to sale to 79 days from 62 days during the six months ended June 30, 2020 and 2019, respectively, partially offsetting the increase in used vehicle revenue resulting from the increase in unit sales.

Wholesale Vehicle Sales

Three months ended June 30, 2020 Versus 2019. Wholesale vehicle sales decreased by $13.6 million to $49.4 million during the three months ended June 30, 2020, compared to $63.0 million during the three months ended June 30, 2019. The decrease in revenue was primarily driven by a decrease in wholesale units sold to 7,277 from 10,756 during the three months ended June 30, 2020 and 2019, respectively. Wholesale units sold was negatively affected by COVID-19 as wholesale markets shut down and we temporarily halted our program of buying vehicles from customers at the beginning of the quarter. Despite the decline in wholesale vehicle units sold, the average selling price of our wholesale units sold increased to $6,793 during the three months ended June 30, 2020 from $5,858 during the three months ended June 30, 2019, partially offsetting the decrease in wholesale revenue resulting from the decrease in unit sales.

Six months ended June 30, 2020 Versus 2019. Wholesale vehicle sales increased by $33.0 million to $129.0 million during the six months ended June 30, 2020, compared to $96.0 million during the six months ended June 30, 2019. As our retail unit sales increased over the six-month period despite the effect of COVID-19, so did the trade-ins we received, providing more vehicles available for wholesale. Moreover, during the six months ended June 30, 2020, we also acquired more vehicles from customers who did not purchase a retail unit from us despite the effect of COVID-19. Therefore, we had more units available for sale to wholesalers, primarily during the first half of the six-month period, driving an increase in our revenues attributed to wholesale vehicle sales. In addition, the average selling price of our wholesale units sold increased to $7,157 during the six months ended June 30, 2020 from $5,502 during the six months ended June 30, 2019.

Other Sales and Revenues

Three months ended June 30, 2020 Versus 2019. Other sales and revenues increased by $9.7 million to $77.1 million during the three months ended June 30, 2020, compared to $67.4 million during the three months ended June 30, 2019. This increase was primarily driven by the increase in retail units sold, which led to an increase in VSC sales and GAP waiver coverage sales. This was partially offset by a decrease in the gain on loan sale due to the COVID-19 environment, in part because we did not complete a securitization transaction during the three months ended June 30, 2020.

Six months ended June 30, 2020 Versus 2019. Other sales and revenues increased by $25.6 million to $131.4 million during the six months ended June 30, 2020, compared to $105.8 million during the six months ended June 30, 2019. The increase is primarily driven by retail units sold which led to an increase in VSC sales and GAP waiver coverage sales. The increase in retail units sold also led to an increase in loan originations, partially offset by a decrease in gain on loan sale as a result of the disruption in the overall securitization market driven by the COVID-19 pandemic.

Used Vehicle Gross Profit

Three months ended June 30, 2020 Versus 2019. Used vehicle gross profit increased by $2.2 million to $65.6 million during the three months ended June 30, 2020, compared to $63.4 million during the three months ended June 30, 2019. This increase was driven primarily by an increase in retail units sold, despite a decrease in used vehicle gross profit per unit to $1,190 for the three months ended June 30, 2020 compared to $1,440 for the three months ended June 30, 2019. The per unit decrease was negatively affected by COVID-19 as we temporarily halted buying cars from customers and average days to sale increased.

Six months ended June 30, 2020 Versus 2019. Used vehicle gross profit increased by $37.9 million to $148.4 million during the six months ended June 30, 2020, compared to $110.5 million during the six months ended June 30, 2019. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $1,380 for the six months ended June 30, 2020 compared to $1,368 for the six months ended June 30, 2019. The per unit increase was primarily driven by acquiring more vehicles from customers primarily during the first half of the six-month period.

Wholesale Vehicle Gross Profit

Three months ended June 30, 2020 Versus 2019. Wholesale vehicle gross profit increased slightly by $0.5 million to $7.5 million during the three months ended June 30, 2020, compared to $7.0 million during the three months ended June 30, 2019. Although there was a decrease in wholesale units sold to 7,277 during the three months ended June 30, 2020 from 10,756 during the three months ended June 30, 2019, there was an increase in wholesale vehicle gross profit per wholesale unit to $1,036 in the three months ended June 30, 2020 compared to $650 in the three months ended June 30, 2019.

Six months ended June 30, 2020 Versus 2019. Wholesale vehicle gross profit decreased by $1.3 million to $8.8 million during the six months ended June 30, 2020, compared to $10.0 million during the six months ended June 30, 2019. This decrease was driven primarily by a decrease in wholesale vehicle gross profit per wholesale unit to $486 from $574, despite an increase in wholesale units sold to 18,031 from 17,457 in the six months ended June 30, 2020, and 2019, respectively. The increase in number of wholesale vehicles sold was primarily due to the expansion of our program of acquiring vehicles from customers, primarily during the first half of the six-month period.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Compensation and benefits (1)	$74,202	$54,184	$158,452	$102,988
100k Milestone Gift	—	1,415	—	3,603
Advertising	62,330	50,367	137,118	89,889
Market occupancy (2)	8,019	4,720	16,122	9,090
Logistics (3)	16,699	13,643	35,613	25,892
Other (4)	78,684	57,514	168,340	105,622
Total	$239,934	$181,843	$515,645	$337,084
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

Selling, general and administrative expenses increased by $58.1 million and $178.6 million to $239.9 million and $515.6 million during the three and six months ended June 30, 2020, respectively, compared to $181.8 million and $337.1 million during the three and six months ended June 30, 2019, respectively. The increase was partially due to an increase in compensation and benefits by $20.0 million and $55.5 million during the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, which was primarily driven by expansion of our logistics and delivery network and customer care teams. The increase in selling, general and administrative expenses was also due to an increase in advertising expense of $12.0 million and $47.2 million during the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019 primarily due to an increase in number of markets. Market occupancy, logistics, and other overhead costs also increased during the three and six months ended June 30, 2020 compared to the respective prior periods primarily due to an increase in number of markets and units sold. These increases were offset by efforts to decrease and balance discretionary spend as a result of the uncertain economic environment surrounding the COVID-19 pandemic.

Interest Expense

Interest expense increased by $0.6 million and $13.8 million to $19.9 million and $48.8 million during the three and six months ended June 30, 2020, respectively, compared to $19.3 million and $35.0 million during the three and six months ended June 30, 2019, respectively. The increase is primarily due to the increase in the outstanding balance of the Senior Notes as a result of the issuance in May 2019 which incurred interest expense of $13.3 million and $26.6 million during the three and six months ended June 30, 2020, respectively, compared to $10.0 million and $17.8 million during the three and six months ended June 30, 2019, respectively. The remaining increase is due to increased interest expense incurred on additional sale leaseback financing.

Other (Income) Expense, Net

Other (income) expense, net changed by $3.8 million to income of $3.1 million compared to expense of $0.7 million during the three months ended June 30, 2020 and 2019, respectively. Other expense, net increased by $13.4 million to $14.3 million compared to $0.9 million during the six months ended June 30, 2020 and 2019, respectively. The changes in the three and six months ended June 30, 2020 compared to June 30, 2019 are primarily due to fair value adjustments on our retained beneficial interests in securitizations and on our purchase price adjustment receivables as a result of the COVID-19 pandemic. During the first half of the six-month period ended June 30, 2020, the fair value of these assets carried at fair value declined as a result of the uncertainty in the capital markets. During the second half of the period, the fair value on our beneficial interests in securitizations increased as the economy appeared to rebound. This increase was partially offset by a $4.5 million loss on disposal of fixed assets during the three months ended June 30, 2020 as a result of terminated construction projects due to the uncertain future economic environment surrounding COVID-19.

Income Tax Provision

We recognized an income tax benefit of approximately $0.2 million during the three months ended June 30, 2020 related to our wholly owned subsidiary, Car360. The benefit was recognized as a result of decreased subscription revenue from third parties, resulting in a net loss for the period.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we also present the following non-GAAP measures: EBITDA and EBITDA margin. We believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures.

In prior periods we calculated non-GAAP measures including Gross Profit ex-Gift, Gross Profit per Unit ex-Gift, EBITDA ex-Gift, EBITDA Margin ex-Gift, Adjusted Net Loss and Adjusted Net Loss per Share, to exclude the impact of the 100k Milestone Gift program. As this program has concluded it is not material to current or future years and the adjustment is no longer included within similar calculations. For the three and six months ended June 30, 2020, there was approximately $0.0 million and $0.5 million, respectively, of stock based compensation related to the 100k Milestone Gift program within cost of sales, which would impact all measures. For the three and six months ended June 30, 2019, there was approximately $3.3 million and $6.3 million, respectively, of stock based compensation related to the 100k Milestone Gift program impacting the calculation of EBITDA ex-Gift, EBITDA Margin ex-Gift, Adjusted Net Loss, and Adjusted Net Loss per Share, including approximately $1.9 million and $2.7 million, respectively, within cost of sales impacting the calculation of Gross Profit ex-Gift and Gross Profit per Unit ex-Gift.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss(1)	$(106,326)	$(64,059)	$(289,883)	$(146,655)
Depreciation and amortization expense	17,629	8,887	33,440	16,830
Interest expense	19,915	19,315	48,777	34,963
Income tax provision	(238)	—	(238)	—
EBITDA	$(69,020)	$(35,857)	$(207,904)	$(94,862)

Total revenues	$1,118,334	$986,221	$2,216,550	$1,741,455
EBITDA Margin(2)	(6.2)%	(3.6)%	(9.4)%	(5.4)%
(1) Includes $0.0 million, $3.3 million, $0.5 million, and $6.3 million respectively, related to the 100k Milestone Gift.
(2) Includes 0.0%, 0.3%, 0.0%, and 0.4% respectively, related to the 100k Milestone Gift.
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

We had the following liquidity resources available as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$246,299	$76,016
Availability under short-term revolving facilities (1)	806,697	279,080
Availability under sale-leaseback agreements (2)(3)	106,104	104,680
Committed liquidity resources available	$1,159,100	$459,776
(1) Based on pledging all eligible vehicles and finance receivables under the available capacity in the Floor Plan Facility and Finance Receivable Facilities, excluding the impact to restricted cash requirements.
(2) We have $75.0 million available for sale and leaseback transactions under the Master Sale-Leaseback Agreement with VMRE, and an additional $31.1 million and $29.7 million as of June 30, 2020 and December 31, 2019, respectively, available under sale-leaseback agreements with other parties.
(3) We have $213.5 million and $158.7 million of total unfunded gross real estate assets as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, the short-term revolving facilities had total capacity of $1.9 billion and $1.6 billion, an outstanding balance of $31.0 million and $568.8 million, and unused capacity of $1.8 billion and $1.0 billion, respectively.

We also had $52.6 million and $137.7 million of committed funds for future construction costs of four IRCs with unfinished construction as of June 30, 2020 and December 31, 2019, respectively.

In addition, we had $47.0 million and $13.5 million of total unpledged beneficial interests in securitizations as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, the Company's restricted cash included approximately $117.7 million in collections accounts for finance receivables pledged to the Finance Receivables Facilities, the majority of which became unrestricted on July 15, 2020.

As of June 30, 2020 and December 31, 2019, our outstanding principal amount of indebtedness, including finance leases, was $1.1 billion and $1.5 billion, respectively, summarized in the table below (in thousands). See Note 9 — Debt Instruments and Note 15 — Leases included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt and finance leases.

	June 30, 2020	December 31, 2019
Asset-Based Financing:
Inventory	$31,000	$515,487
Finance receivables and beneficial interests	70,443	138,335
Transportation fleet(1)	83,837	73,369
Real estate(2)	275,969	187,082
Total asset-based financing	461,249	914,273
Senior unsecured notes(3)	600,000	600,000
Total debt	1,061,249	1,514,273
Less: unamortized premium and debt issuance costs(4)	(12,111)	(13,642)
Total debt, net	$1,049,138	$1,500,631
(1) Amount includes notes payable and finance leases.
(2) Amount includes real estate financing and notes payable.
(3) As of both June 30, 2020 and December 31, 2019, Verde held $15.0 million of the Senior Notes.
(4) The unamortized debt issuance costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on our consolidated balance sheets. Unamortized debt issuance costs related to revolving debt arrangements are presented within other current assets and other assets on our consolidated balance sheets and not included here. The unamortized premium is presented as an increase to the carrying amount of the senior unsecured notes on our consolidated balance sheets.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(175,422)	$(294,834)
Net cash used in investing activities	(167,188)	(87,029)
Net cash provided by financing activities	590,437	335,550
Net increase (decrease) in cash, cash equivalents and restricted cash	247,827	(46,313)
Cash, cash equivalents and restricted cash at beginning of period	118,459	88,709
Cash, cash equivalents and restricted cash at end of period	$366,286	$42,396

Operating Activities

Our primary sources of operating cash flows result from the sales of used retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the six months ended June 30, 2020, net cash used in operating activities was $175.4 million, a decrease of $119.4 million compared to net cash used in operating activities of $294.8 million for the six months ended June 30, 2019. The decrease in our net cash used in operating activities was primarily due to decreased cash used to purchase vehicle inventory. This was partially offset by increased net loss as a result of increased selling, general and administrative expenses.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was $167.2 million and $87.0 million during the six months ended June 30, 2020 and 2019, respectively, an increase of $80.2 million. The increase primarily relates to the increase in purchases of property and equipment, specifically related to the construction of new IRCs and vending machines. Constructing new IRCs and vending machines allows us to recondition more vehicles and reach additional customers. To finance these investments we have entered into various financing transactions, such as sale-leasebacks.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was $590.4 million and $335.6 million during the six months ended June 30, 2020 and 2019, respectively, an increase of $254.9 million. The change primarily relates to increased proceeds from the issuances of Class A common stock, partially offset by decreased proceeds from short-term revolving facilities and long-term debt.

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

Except as discussed above, we did not have any off-balance sheet arrangements as of June 30, 2020.

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

•risks relating to our corporate structure and tax receivable agreements; and

•other factors disclosed in the section titled "Risk Factors" in our most recent Annual Report on Form 10-K and other filings we make with the Securities and Exchange Commission.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q filed May 6, 2020. As we disclosed in our Form 10-Q filed May 6, 2020:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the six months ended June 30, 2020, except as otherwise previously reported.

During the six months ended June 30, 2020, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged approximately 0.5 million LLC Units and approximately 0.0 million shares of Class B common stock for approximately 0.4 million newly-issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Tenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, filed herewith.
10.2	Eleventh Amendment to the Amended and Restated Master Purchase and Sale Agreement, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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

Date:	August 5, 2020	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)