Form 10-Q
period 2020-09-30
CARVANA CO.
filed 2020-10-29
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of October 26, 2020, the registrant had 70,578,738 shares of Class A common stock outstanding and 101,200,276 shares of Class B common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.001 Per Share	CVNA	New York Stock Exchange

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$173,704	$76,016
Restricted cash	22,619	42,443
Accounts receivable, net	82,932	39,864
Finance receivables held for sale, net	316,972	286,969
Vehicle inventory	967,547	762,696
Beneficial interests in securitizations	112,134	98,780
Other current assets, including $5,437 and $0, respectively, due from related parties	71,196	52,654
Total current assets	1,747,104	1,359,422
Property and equipment, net	800,181	543,471
Operating lease right-of-use assets, including $22,483 and $44,583, respectively, from leases with related parties	141,657	123,420
Intangible assets, net	5,990	7,232
Goodwill	9,353	9,353
Other assets, including $4,908 and $6,138, respectively, due from related parties	28,513	14,850
Total assets	$2,732,798	$2,057,748
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $12,845 and $9,549, respectively, due to related parties	$355,876	$234,443
Short-term revolving facilities	126,981	568,840
Current portion of long-term debt	54,313	48,731
Other current liabilities, including $3,442 and $4,518, respectively, from leases with related parties	11,616	12,856
Total current liabilities	548,786	864,870
Long-term debt, excluding current portion, including $15,000 held by a related party	1,080,929	883,060
Operating lease liabilities, excluding current portion, including $19,482 and $41,829, respectively, from leases with related parties	140,010	116,071
Other liabilities	1,497	1,808
Total liabilities	1,771,222	1,865,809
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 70,538 and 50,507 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	71	51
Class B common stock, $0.001 par value - 125,000 shares authorized; 101,200 and 101,219 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	101	101
Additional paid-in capital	721,174	280,994
Accumulated deficit	(290,836)	(183,034)
Total stockholders' equity attributable to Carvana Co.	430,510	98,112
Non-controlling interests	531,066	93,827
Total stockholders' equity	961,576	191,939
Total liabilities & stockholders' equity	$2,732,798	$2,057,748
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales and operating revenues:
Used vehicle sales, net	$1,289,128	$931,016	$3,245,209	$2,470,630
Wholesale vehicle sales, including $1,323, $0, $1,365, and $0, respectively, from related parties	129,925	92,430	258,965	188,474
Other sales and revenues, including $26,141, $15,824, $69,423, and $40,386, respectively, from related parties	124,556	71,408	255,985	177,205
Net sales and operating revenues	1,543,609	1,094,854	3,760,159	2,836,309
Cost of sales, including $931, $997, $2,664, and $3,487, respectively, to related parties	1,282,336	957,311	3,210,258	2,472,441
Gross profit	261,273	137,543	549,901	363,868
Selling, general and administrative expenses, including $4,712, $4,264, $13,630, and $9,884, respectively, to related parties	267,842	207,970	783,487	545,054
Interest expense, including $332, $332, $998, and $998, respectively, to related parties	20,276	20,990	69,053	55,953
Other (income) expense, net	(9,201)	827	5,126	1,760
Net loss before income taxes	(17,644)	(92,244)	(307,765)	(238,899)
Income tax provision	76	—	(162)	—
Net loss	(17,720)	(92,244)	(307,603)	(238,899)
Net loss attributable to non-controlling interests	(10,635)	(62,156)	(199,801)	(165,373)
Net loss attributable to Carvana Co.	$(7,085)	$(30,088)	$(107,802)	$(73,526)
Net loss per share of Class A common stock, basic and diluted	$(0.10)	$(0.60)	$(1.73)	$(1.61)
Weighted-average shares of Class A common stock, basic and diluted(1)	70,005	49,787	62,244	45,726
(1) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2018	41,208	$41	104,336	$104	$147,916	$(68,375)	$147,742	$227,428
Net loss	—	—	—	—	—	(23,115)	(59,481)	(82,596)
Exchanges of LLC Units	2,020	2	(1,984)	(2)	1,899	—	(1,899)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	25,582	—	—	25,582
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(25,582)	—	—	(25,582)
Contribution of Class A common stock from related party	(72)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	74	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(14)	—	—	—	(433)	—	—	(433)
Options exercised	27	—	—	—	426	—	—	426
Equity-based compensation	—	—	—	—	8,022	—	—	8,022
Balance, March 31, 2019	43,243	$43	102,352	$102	$157,830	$(91,490)	$86,362	$152,847
Net loss	—	—	—	—	—	(20,323)	(43,736)	(64,059)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	4,830	5	—	—	297,606	—	—	297,611
Adjustments to the non-controlling interests related to equity offering	—	—	—	—	(201,015)	—	201,015	—
Exchanges of LLC Units	1,612	2	(971)	(1)	1,571	—	(1,571)	1
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	33,573	—	—	33,573
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(33,573)	—	—	(33,573)
Contribution of Class A common stock from related party	(43)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	78	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(13)	—	—	—	(1,557)	—	—	(1,557)
Options exercised	25	—	—	—	372	—	—	372

Equity-based compensation	—	—	—	—	8,602	—	—	8,602
Balance, June 30, 2019	49,732	$50	101,381	$101	$263,409	$(111,813)	$242,070	$393,817
Net loss	—	—	—	—	—	(30,088)	(62,156)	(92,244)
Exchanges of LLC Units	511	—	(131)	—	1,196	—	(1,196)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	8,891	—	—	8,891
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(8,891)	—	—	(8,891)
Contribution of Class A common stock from related party	(59)	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	83	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(11)	—	—	—	(1,562)	—	—	(1,562)
Options exercised	40	—	—	—	694	—	—	694
Equity-based compensation	—	—	—	—	10,473	—	—	10,473
Balance, September 30, 2019	50,296	$50	101,250	$101	$274,210	$(141,901)	$178,718	$311,178

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2019	50,507	$51	101,219	$101	$280,994	$(183,034)	$93,827	$191,939
Net loss	—	—	—	—	—	(59,887)	(123,670)	(183,557)
Exchanges of LLC Units	116	—	(19)	—	36	—	(36)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	1,949	—	—	1,949
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(1,949)	—	—	(1,949)
Issuance of Class A common stock to settle vested restricted stock units	38	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(8)	—	—	—	(2,356)	—	—	(2,356)
Options exercised	7	—	—	—	145	—	—	145
Equity-based compensation	—	—	—	—	7,055	—	—	7,055
Balance, March 31, 2020	50,660	$51	101,200	$101	$285,874	$(242,921)	$(29,879)	$13,226
Net loss	—	—	—	—	—	(40,830)	(65,496)	(106,326)
Issuances of Class A common stock, net of underwriters' discounts and commissions and offering expenses	18,333	18	—	—	1,058,922	—	—	1,058,940
Adjustment to non-controlling interests related to equity offerings	—	—	—	—	(643,886)	—	643,886	—
Exchanges of LLC Units	285	—	—	—	1,385	—	(1,385)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	21,159	—	—	21,159
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(21,159)	—	—	(21,159)
Issuance of Class A common stock to settle vested restricted stock units	61	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(26)	—	—	—	(3,135)	—	—	(3,135)
Options exercised	101	—	—	—	2,676			2,676
Equity-based compensation	—	—	—	—	7,700	—	—	7,700
Balance, June 30, 2020	69,414	$69	101,200	$101	$709,536	$(283,751)	$547,126	$973,081
Net loss	—	—	—	—	—	(7,085)	(10,635)	(17,720)
Exchanges of LLC Units	1,039	1	—	—	5,424	—	(5,425)	—

Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	47,441	—	—	47,441
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(47,441)	—	—	(47,441)
Issuance of Class A common stock to settle vested restricted stock units	30	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(2)	—	—	—	(3,129)	—	—	(3,129)
Options exercised	57	1	—	—	2,086	—	—	2,087
Equity-based compensation	—	—	—	—	7,257	—	—	7,257
Balance, September 30, 2020	70,538	$71	101,200	$101	$721,174	$(290,836)	$531,066	$961,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(307,603)	$(238,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	52,076	27,505
Loss on disposal of property and equipment	5,708	1,046
Provision for bad debt and valuation allowance	10,752	7,030
Gain on loan sales	(129,041)	(99,408)
Equity-based compensation expense	18,011	25,366
Amortization and write-off of debt issuance costs and bond premium	5,745	3,569
Originations of finance receivables	(2,492,741)	(1,877,336)
Proceeds from sale of finance receivables, net	2,478,931	2,027,689
Purchase of finance receivables	—	(161,781)
Principal payments received on finance receivables held for sale	60,113	54,623
Unrealized (gain) loss on beneficial interests in securitization	(4,021)	219
Changes in assets and liabilities:
Accounts receivable	(45,575)	(27,907)
Vehicle inventory	(197,962)	(213,762)
Other assets	(17,743)	(25,755)
Accounts payable and accrued liabilities	112,495	65,452
Operating lease right-of-use assets	(18,237)	(18,896)
Operating lease liabilities	22,699	16,952
Other liabilities	(311)	(382)
Net cash used in operating activities	(446,704)	(434,675)
Cash Flows from Investing Activities:
Purchases of property and equipment, including $21,657 and $6,282, respectively, from related parties	(270,486)	(151,380)
Principal payments received on beneficial interests in securitizations	8,782	2,577
Net cash used in investing activities	(261,704)	(148,803)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	3,425,755	3,093,039
Payments on short-term revolving facilities	(3,867,614)	(3,133,186)
Proceeds from issuance of long-term debt	203,047	367,349
Payments on long-term debt	(18,414)	(11,087)
Payments of debt issuance costs	(11,730)	(8,423)
Net proceeds from issuance of Class A common stock	1,058,940	297,611
Proceeds from exercise of stock options	4,907	1,492
Tax withholdings related to restricted stock awards	(8,619)	(3,552)
Net cash provided by financing activities	786,272	603,243
Net increase in cash, cash equivalents and restricted cash	77,864	19,765
Cash, cash equivalents and restricted cash at beginning of period	118,459	88,709
Cash, cash equivalents and restricted cash at end of period	$196,323	$108,474

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

In accordance with Carvana Group LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of September 30, 2020, Carvana Co. owned approximately 40.4% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 59.6%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2020, results of operations and changes in stockholder's equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

Liquidity

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred losses

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
from inception through September 30, 2020, and expects to incur additional losses in the future as the Company continues to grow into new markets, build inspection and reconditioning centers ("IRCs") and vending machines, and enhance technology and software. During the nine months ended September 30, 2020, the Company has completed equity offerings of 18.3 million shares of Class A common stock for net proceeds of $1.1 billion. Since March 2020, the Company's forward flow partner has committed to purchase a total of $3.0 billion of the Company's finance receivables. In addition, subsequent to September 30, 2020, the Company increased its floor plan facility to $1.25 billion and extended the maturity to March 31, 2023. Also subsequent to September 30, 2020, the Company issued $1.1 billion in senior unsecured notes, $626.8 million of the proceeds from which were used to repay its senior notes due in 2023 and the remainder of which will be used for general corporate purposes. Management believes that the actions taken in respect of the COVID-19 pandemic, current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. The COVID-19 pandemic has adversely impacted the global economy, as well as the Company's operations, and the extent and duration of the impacts remain unclear. Certain of the Company’s estimates, including, but not limited to, the Company’s allowance for loan losses, inventory valuations, fair value measurements, cancellation reserves, asset impairment charges, and discount rate assumptions, have been and may continue to be impacted and evolve as conditions change as a result of the COVID-19 pandemic. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time related to contract modifications and hedge accounting to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The standard is effective from March 12, 2020 through December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company may elect to take advantage of this optional guidance in its transition away from LIBOR within certain debt contracts but does not expect a material impact on its consolidated financial statements. As of September 30, 2020, the Company had not modified any contracts or had any hedge accounting activity in which it utilized the optional guidance under ASU 2020-04.

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

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

	(in thousands)
Land and site improvements	$130,890	$98,530
Buildings and improvements	346,651	229,640
Transportation fleet	148,270	110,302
Software	99,151	66,875
Furniture, fixtures and equipment	56,819	38,123
Total property and equipment excluding construction in progress	781,781	543,470
Less: accumulated depreciation and amortization on property and equipment	(146,241)	(88,795)
Property and equipment excluding construction in progress, net	635,540	454,675
Construction in progress	164,641	88,796
Property and equipment, net	$800,181	$543,471

Depreciation and amortization expense on property and equipment was approximately $18.4 million and $10.3 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $50.9 million and $26.3 million for the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
nine months ended September 30, 2020 and 2019, respectively. These amounts primarily relate to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

The purchase price was allocated to net tangible assets of approximately $0.2 million and intangible assets of approximately $9.9 million based on their fair values on the acquisition date and a related deferred tax liability of approximately $2.5 million. The deferred tax liability will amortize over 2 years to 7 years, and approximately $0.1 million and $0.0 million was amortized during the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.4 million during the nine months ended September 30, 2020 and 2019, respectively. The excess of the purchase price over the amounts allocated to assets acquired, liabilities assumed and the deferred tax liability was approximately $9.4 million, which has been recorded as goodwill. The historical results of operations for Car360 were not significant to the Company's consolidated results of operations for the periods presented.

The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of September 30, 2020 and December 31, 2019:

	Useful Life	September 30, 2020	December 31, 2019

		(in thousands)
Intangible assets:
Developed technology	7 years	$8,642	$8,642
Customer relationships	2 years	—	523
Non-compete agreements	5 years	774	774
Intangible assets, acquired cost		9,416	9,939
Less: accumulated amortization		(3,426)	(2,707)
Intangible assets, net		$5,990	$7,232

Goodwill	N/A	$9,353	$9,353

Amortization expense was approximately $0.3 million and $0.4 million during the three months ended September 30, 2020 and 2019, respectively, and $1.2 million during both the nine months ended September 30, 2020 and 2019, respectively. As of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
September 30, 2020, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 4.4 years. The anticipated annual amortization expense to be recognized in future years as of September 30, 2020 is as follows:

Expected Future Amortization

(in thousands)
Remainder of 2020	$347
2021	1,389
2022	1,389
2023	1,279
2024	1,235
2025	351
Thereafter	—
Total	$5,990

NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

	(in thousands)
Accounts payable, including $12,845 and $9,549, respectively, due to related parties	$96,477	$63,576
Sales taxes and vehicle licenses and fees	65,671	45,812
Accrued compensation and benefits	31,268	21,726
Accrued property and equipment	30,439	23,433
Accrued interest expense	30,167	15,650
Reserve for returns and cancellations	27,197	19,721
Customer deposits	17,541	6,379
Accrued advertising costs	15,426	11,403
Other accrued liabilities	41,690	26,743
Total accounts payable and accrued liabilities	$355,876	$234,443

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

At all locations, the Company is additionally responsible for paying for any tenant improvements it requires to conduct its operations. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

In December 2016, the Company entered into a lease agreement related to an IRC in Tolleson, Arizona, with Verde Investments, Inc., an affiliate of DriveTime ("Verde"), with an initial term of approximately 15 years. In August 2018, the Company entered into an additional lease agreement with a coterminous initial term with Verde for contiguous space to that IRC. The lease agreements required monthly rental payments and could have been extended for four additional five-year periods. In September 2020, to consummate a sale leaseback transaction with an unrelated third party, the Company exercised a pre-existing option to purchase the leased land and related assets from Verde for its net book value of approximately $21.7 million thus terminating the lease agreement. The Company immediately sold such land and related assets along with the Company's leasehold improvements at the IRC to a third party who simultaneously leased back the IRC to the Company.

In February 2017, the Company entered into a lease agreement with DriveTime for sole occupancy of a fully operational IRC in Winder, Georgia, where the Company previously maintained partial occupancy. The lease has an initial term of eight years, subject to the Company's ability to exercise three renewal options of five years each.

In November 2018, the Company entered into a lease agreement with DriveTime of a fully operational IRC near Cleveland, Ohio. DriveTime vacated the facility in February 2019, at which point the Company became the sole occupant and began leasing the full facility from DriveTime. The lease has an initial term of three years, subject to the Company's ability to exercise three renewal options of five years each. Before DriveTime vacated the facility, the Company paid a monthly rental fee for facility and shared reconditioning costs, calculated based on the Company’s pro rata utilization of space at the IRC in a given month, along with a pro rata share of the facility’s actual insurance costs and real estate taxes. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended September 30, 2020, total costs related to these operating lease agreements, including those noted above, were approximately $2.4 million with approximately $0.8 million and $1.6 million allocated to inventory and selling, general and administrative expenses, respectively. During the nine months ended September 30, 2020, total costs related to these lease agreements were approximately $6.0 million with approximately $2.4 million and $3.6 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended September 30, 2019, total costs related to these lease agreements were approximately $2.0 million with approximately $0.8 million and $1.2 million allocated to inventory and selling, general and administrative expenses, respectively. During the nine months ended September 30, 2019, total costs related to these lease agreements were approximately $6.0 million with approximately $2.5 million and $3.5 million allocated to inventory and selling, general and administrative expenses, respectively.

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

During the three and nine months ended September 30, 2019, the Company purchased certain leasehold improvements and equipment from DriveTime at facilities the Company previously shared with them for DriveTime's net book value of approximately $2.0 million and $6.3 million, respectively.

Corporate Office Leases

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guaranteed up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was approximately $0.2 million during both the three months ended September 30, 2020 and 2019 and approximately $0.7 million during both the nine months ended September 30, 2020 and 2019.

In December 2019, Verde purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was approximately $0.2 million and $0.6 million during the three and nine months ended September 30, 2020, respectively.

Wholesale Revenue

In 2020, DriveTime began purchasing wholesale vehicles from the Company through competitive online auctions that are managed by an independent third party. As a result, the Company recognized approximately $1.3 million and $1.4 million of wholesale revenue from DriveTime during the three and nine months ended September 30, 2020, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers, and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the three months ended September 30, 2020 and 2019, the Company recognized approximately $22.3 million and $15.0 million, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recognized approximately $59.9 million and $38.2 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. In August 2020, the Company and DriveTime amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing. The Company recognized approximately $3.8 million and $0.8 million during the three months ended September 30, 2020 and 2019, respectively, and approximately $9.5 million and $2.2 million during the nine ended September 30, 2020 and 2019, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase and a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. As of September 30, 2020, the Company's ongoing GAP waiver coverage sales were administered by an unrelated party. The Company incurred approximately $1.6 million and $1.2 million during the three months ended September 30, 2020 and 2019, respectively, and $4.1 million and $3.1 million during the nine months ended September 30, 2020 and 2019, respectively, related to the administration of limited warranty and GAP waiver coverage.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

GAP Waiver Insurance Policy

The Company purchased insurance policies from BlueShore Insurance Company ("BlueShore"), an affiliate of DriveTime, for approximately $0.1 million and $1.7 million during the three and nine months ended September 2019, respectively, and for a nominal amount during the three and nine months ended September 30, 2020, that reimburses the lienholder of finance receivables with GAP waiver coverage for any GAP waiver claims on a defined set of finance receivables that the Company sold in its securitization transactions. This insurance is transferred with the underlying finance receivable. In March 2019, the Company entered into a retrospective profit sharing agreement with BlueShore under which the Company shares in the profits generated from the insurance policies by receiving a portion of the excess of the premium it paid to BlueShore, net of a fee, compared to the amount BlueShore pays out related to the GAP waiver claims. As of September 30, 2020 and December 31, 2019, the Company held a receivable of approximately $0.1 million and $0.2 million, respectively, which is included in other assets on the accompanying unaudited condensed consolidated balance sheets, related to this retrospective profit sharing agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $1.7 million during both the three months ended September 30, 2020 and 2019 and $4.3 million and $2.7 million during the nine months ended September 30, 2020 and 2019, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime approximately $0.1 million under this agreement during both the three months ended September 30, 2020 and 2019 and approximately $0.2 million and $0.4 million under this agreement during the nine months ended September 30, 2020 and 2019, respectively.

Senior Notes Held by Verde

As of both September 30, 2020 and December 31, 2019, Verde held $15.0 million of principal of the Company's outstanding Senior Notes, as defined and further discussed in Note 9 — Debt Instruments. On October 2, 2020, the Company redeemed all of the Senior Notes, including the amount held by Verde, as discussed in Note 19 — Subsequent Events.

Accounts Payable Due to Related Party

As of September 30, 2020 and December 31, 2019, approximately $12.8 million and $9.5 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with certain financing partners, including Ally Bank and Ally Financial (the "Ally Parties"). Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. Throughout 2020, the Company and the Ally Parties have amended the MPSA to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum of $3.0 billion of principal balances of finance receivables from March 24, 2020 through March 23, 2021, broaden the set of finance receivables covered by the MPSA, and provide additional flexibility in the timing of sales of finance receivables.

During the nine months ended September 30, 2020 and 2019, the Company sold approximately $1.8 billion and $0.3 billion, respectively, in principal balances of finance receivables under the MPSA and had approximately $1.5 billion of unused capacity as of September 30, 2020.

Master Transfer Agreement

In November 2017, the Company entered into a master transfer agreement (the "2017 Master Transfer Agreement") with a purchaser trust (the "2017 Purchaser Trust") under which the 2017 Purchaser Trust committed to purchase an aggregate amount of principal balances of finance receivables.

On May 7, 2019, the Company purchased the certificate of the 2017 Purchaser Trust for $34.0 million, net of cash acquired. At the time of acquisition the trust assets included $139.7 million of finance receivables that the Company had previously sold to the trust under the 2017 Master Transfer Agreement, and its liabilities included $105.7 million in associated debt and other liabilities. In connection with the certificate purchase, the Company and Ally Bank entered into an Amended and Restated Loan and Security Agreement (the "A&R Loan and Security Agreement") pursuant to which Ally Bank agreed to provide a $350.0 million revolving credit facility to fund certain automotive finance receivables originated by the Company, as further described in Note 9 — Debt Instruments. In February 2020, the 2017 Master Transfer Agreement terminated in connection with the termination of the A&R Loan and Security Agreement, as referenced in Note 9 — Debt Instruments.

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

During the nine months ended September 30, 2020 and 2019, the Company sold approximately $494.8 million and $1.4 billion, respectively, in principal balances of finance receivables through securitization transactions.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was approximately $76.8 million and $39.8 million during the three months ended September 30, 2020 and 2019, respectively, and $129.0 million and $99.4 million during the nine months ended September 30, 2020 and 2019, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of September 30, 2020, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. The Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets at fair value, which as of September 30, 2020 and December 31, 2019 were approximately $112.1 million and $98.8 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of September 30, 2020.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at September 30, 2020 and December 31, 2019. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	September 30, 2020		December 31, 2019
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in thousands)
Rated notes	$83,089	$83,089	$85,234	$85,234
Certificates and other assets	29,045	29,045	13,546	13,546
Total unconsolidated VIEs	$112,134	$112,134	$98,780	$98,780

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Rated notes	$83,868	$83,089	$84,983	$85,234
Certificates and other assets	25,276	29,045	13,456	13,546
Total securities available for sale	$109,144	$112,134	$98,439	$98,780

NOTE 9 — DEBT INSTRUMENTS

Short-Term Revolving Facilities

Floor Plan Facility

The Company has a floor plan facility with a lender to finance its used vehicle inventory (the "Floor Plan Facility"), which is secured by the Company's vehicle inventory, general intangibles, accounts, and finance receivables. Under the Floor Plan Facility, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts. The Floor Plan Facility also requires monthly interest payments and that at least 7.5% of the total principal amount owed to the lender is held as restricted cash.

As of September 30, 2020, the interest rate on the Floor Plan Facility was approximately 3.55%, the Company had an outstanding balance under this facility of approximately $110.0 million, unused capacity of approximately $840.0 million, and held approximately $8.2 million in restricted cash related to this facility. As of December 31, 2019, the interest rate on the Floor Plan Facility was approximately 4.91%, the Company had an outstanding balance of approximately $515.5 million, unused capacity of approximately $434.5 million, and held approximately $38.7 million in restricted cash related to this facility.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Effective October 1, 2020, the Company amended the Floor Plan Facility to increase the line of credit to $1.25 billion, reduce the interest rate to one-month LIBOR plus 3.15% irrespective of the outstanding balance, and extend the maturity date to March 31, 2023. The Company will also be required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter.

Active Finance Receivable Facilities

The Company has various short-term revolving credit facilities to fund certain automotive finance receivables originated by the Company prior to selling them, which are typically secured by the finance receivables pledged to them (the "Finance Receivable Facilities").

In January 2020, the Company entered into an agreement pursuant to which a lender agreed to provide a revolving credit facility to fund certain automotive finance receivables originated by the Company. As of September 30, 2020, the lender had committed $425.0 million under this facility. The Company could increase this commitment in $25.0 million increments up to $500.0 million with the lender's consent, and can draw upon this facility until July 23, 2021. On October 28, 2020, the Company increased its commitment under this facility to $500.0 million.

In February 2020, the Company entered into an agreement pursuant to which a second lender agreed to provide a $500.0 million revolving credit facility to fund certain automotive finance receivables originated by the Company. The Company can draw upon this facility until February 20, 2022.

Both facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The facilities require monthly payments of interest and fees based on usage and unused facility amounts. Both facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of September 30, 2020, the Company had $17.0 million outstanding under these facilities, unused capacity of approximately $908.0 million, and held approximately $14.2 million in restricted cash related to these facilities. During the three months ended September 30, 2020, the Company's effective interest rate on these facilities was approximately 1.94%.

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

In May 2019, in connection with the acquisition of the Purchaser Trust described in Note 7 — Finance Receivable Sale Agreements, the Company and Ally Bank entered into the A&R Loan and Security Agreement to provide an additional $350.0 million revolving credit facility to fund certain other automotive finance receivables originated by the Company. The Company could draw upon this credit facility until April 17, 2020, and it had an annual interest rate of one-month LIBOR plus 1.95%.

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

The Indenture governing the Senior Notes contains restrictive covenants that, subject to certain conditions, limit the ability of the Company to, among other things, incur additional debt or issue preferred stock, create liens, make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of September 30, 2020, the Company was in compliance with all covenants.

In connection with the issuance of these Senior Notes, Carvana Group amended its LLC agreement to create a class of non-convertible preferred units, which Carvana Co. purchased with its net proceeds from the issuance of these Senior Notes, as further discussed in Note 10 — Stockholders' Equity.

The outstanding principal of the Senior Notes, net of unamortized debt issuance costs and including the premium, was approximately $592.9 million and $591.1 million as of September 30, 2020 and December 31, 2019, respectively, of which $15.0 million of principal was held by Verde as of both periods, and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

On October 2, 2020, the Company exercised its option to redeem all of the Senior Notes at the redemption price set forth in the Indenture, plus accrued interest, in connection with the issuance of the 2025 Notes and 2028 Notes as defined in Note 19 — Subsequent Events.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of September 30, 2020 and December 31, 2019, the outstanding principal of these notes had a weighted-average interest rate of 7.0% and 6.6%, respectively, and totaled approximately $27.2 million and $31.8 million, respectively, net of unamortized debt issuance costs, of which approximately $13.2 million and $10.9 million, respectively, was due within the next twelve

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of September 30, 2020, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of September 30, 2020 and December 31, 2019, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was approximately $365.3 million and $174.7 million, respectively, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

In November 2017, the Company entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which it may sell and lease back certain of its owned or leased properties and construction improvements. Under the MSLA, at any time the Company may elect to, and beginning in November 2020 or until a property owner of a leased site consents to the sale-leaseback, the purchaser has the right to demand that the Company repurchase one or more of the properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices are defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. Under the MSLA, the total sales price of properties the Company has sold and is leasing back at any point in time is limited to $75.0 million. As of September 30, 2020 and December 31, 2019, the Company may sell and lease back approximately $75.0 million of its property and equipment under the MSLA.

Financing of Beneficial Interests in Securitizations

Beginning in June 2019, the Company entered into secured borrowing facilities through which it finances certain retained beneficial interests in securitizations whereby the Company sells such interests and agrees to repurchase them for their fair value at a stated time of repurchase. As discussed in Note 8 — Securitizations and Variable Interest Entities, the Company has retained certain beneficial interests in securitizations pursuant to the Company’s obligations as a sponsor under Risk Retention Rules.

As of September 30, 2020 and December 31, 2019, the Company has pledged approximately $76.3 million and $85.0 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from January 2026 to July 2027. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was approximately $74.4 million and $82.7 million as of September 30, 2020 and December 31, 2019, respectively, of which approximately $22.8 million and $26.4 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of September 30, 2020, there were approximately 214.6 million and 3.4 million Class A Units and Class B Units (as adjusted for the participation thresholds and closing price of Class A common stock on September 30, 2020), respectively, issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold and are earned over the requisite service period.

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

Exchange Agreement

Carvana Co. and the Original LLC Unitholders together with any holders of LLC Units issued subsequent to the IPO (the "LLC Unitholders") entered into an Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to (i) conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions, (ii) vesting for certain LLC Units, and (iii) the respective participation threshold for Class B Units. To the extent such owners also hold Class B common stock, they are required to deliver to Carvana Co. a number of shares of Class B common stock equal to the number of shares of Class A common stock being exchanged for.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Any shares of Class B common stock so delivered are canceled. The number of exchangeable Class B Units is determined based on the value of Carvana Co.'s Class A common stock and the applicable participation threshold.

During the nine months ended September 30, 2020, certain LLC Unitholders exchanged 1.8 million LLC Units and 0.0 million shares of Class B common stock for 1.4 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received approximately 1.8 million LLC Units, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

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

As discussed further in Note 9 — Debt Instruments and Note 19 — Subsequent Events, the Company redeemed its Senior Notes on October 2, 2020 using a portion of its net proceeds from the issuance of its 2025 Notes and 2028 Notes, at which point the 600,000 Class A Non-Convertible Preferred Units were canceled and retired. Also, on October 2, 2020, Carvana Group, LLC amended and restated its LLC Agreement to, among other things, authorize the issuance of preferred units to be sold to Carvana Co. in connection with the issuance of the 2025 Notes and 2028 Notes.

Contribution of Class A Common Shares From Ernest Garcia III

During the three and nine months ended September 30, 2019, the Company and its Chief Executive Officer, Ernest Garcia III, entered into contribution agreements (the "Contribution Agreements") in connection with the 100k Milestone Gift, as defined in Note 6 — Related Party Transactions. Pursuant to the Contribution Agreements, Mr. Garcia contributed approximately 0.1 million and 0.2 million shares of the Company's Class A common stock to the Company during the three and nine months ended September 30, 2019, respectively, at no charge. The Company subsequently granted approximately 0.1 million and 0.2 million restricted stock units during the three and nine months ended September 30, 2019, respectively, to employees. Refer to Note 12 — Equity-Based Compensation for further discussion. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the Share Contribution, it has indemnified Mr. Garcia from any such obligations that may arise. As of December 31, 2019, Mr. Garcia's commitment related to the 100k Milestone Gift had been fulfilled.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the nine months ended September 30, 2020 and 2019, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $6.8 million and $4.7 million, respectively, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' equity. During the nine months ended September 30, 2020 and 2019, Carvana Co. utilized its net proceeds from its equity offerings to purchase LLC Units, which resulted in adjustments to increase non-controlling interests and to decrease additional paid-in capital by approximately $643.9 million and $201.0 million, respectively, which have been included in adjustment to non-controlling interests related to equity offerings in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As of September 30, 2020, Carvana Co. owned approximately 40.4% of Carvana Group with the LLC Unitholders owning the remaining 59.6%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Transfers (to) from non-controlling interests:
Decrease as a result of issuances of Class A common stock	$(643,886)	$(201,015)
Increase as a result of exchanges of LLC Units	6,845	4,666
Total transfers to non-controlling interests	$(637,041)	$(196,349)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation expense is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation expense recognized during the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Class B Units	$256	$648	$973	$1,804
Restricted Stock Units and Awards excluding those granted in relation to the 100k Milestone Gift	4,887	3,513	14,656	9,194
Restricted Stock Units granted in relation to the 100k Milestone Gift	—	4,446	—	10,379
Options	1,777	1,369	5,193	4,033
Class A Units	337	497	1,190	1,687
Total equity-based compensation	7,257	10,473	22,012	27,097
Equity-based compensation capitalized to property and equipment	(1,406)	(852)	(4,001)	(1,731)
Equity-based compensation capitalized to inventory	(90)	(1,824)	(188)	(3,659)
Equity-based compensation, net of capitalized amounts	$5,761	$7,797	$17,823	$21,707

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of September 30, 2020, the total unrecognized compensation expense related to outstanding equity awards was approximately $66.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards to employees, directors, officers and consultants. The majority of equity granted by the Company vests over four year periods based on continued employment with the Company. The RSUs granted in relation to the 100k Milestone Gift vested within one week of the grant date. As of September 30, 2020, approximately 9.8 million shares remain available for future equity award grants under this plan.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four- to five-years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for their Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and nine months ended September 30, 2020 or 2019. As of September 30, 2020, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net loss per share during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share data)
Numerator:
Net loss	$(17,720)	$(92,244)	$(307,603)	$(238,899)
Net loss attributable to non-controlling interests	10,635	62,156	199,801	165,373
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(7,085)	$(30,088)	$(107,802)	$(73,526)
Denominator:
Weighted-average shares of Class A common stock outstanding	70,064	50,003	62,350	45,973
Nonvested weighted-average restricted stock awards	(59)	(216)	(106)	(247)
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	70,005	49,787	62,244	45,726
Net loss per share of Class A common stock, basic and diluted	$(0.10)	$(0.60)	$(1.73)	$(1.61)
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

Weighted-average as-converted LLC Units of approximately 104.4 million and 105.7 million, comprised of approximately 101.3 million and 101.6 million Class A Units together with the related Class B common stock and approximately 3.1 million and 4.1 million Class B Units, for the three months ended September 30, 2020 and 2019, respectively, and of approximately 104.9 million and 107.0 million, comprised of approximately 101.3 million and 102.6 million Class A Units together with the related Class B common stock and approximately 3.6 million and 4.4 million Class B Units, during the nine months ended September 30, 2020 and 2019, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units were approximately 3.4 million and 5.3 million at September 30, 2020 and 2019, respectively. Weighted-average potentially dilutive restricted stock awards and units of approximately 0.7 million and 0.6 million for the three months ended September 30, 2020 and 2019, respectively, and approximately 0.8 million for both the nine months ended September 30, 2020 and 2019, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of September 30, 2020 and 2019, 1.1 million and 1.2 million options were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As described in Note 10 — Stockholders' Equity, the Company acquired approximately 1.3 million and 1.8 million LLC Units, respectively, during the three and nine months ended September 30, 2020 in connection with exchanges with LLC Unitholders. During the three and nine months ended September 30, 2020, the Company recorded a gross deferred tax asset of approximately $47.4 million and $56.5 million, respectively, associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As described in Note 10 — Stockholders' Equity, the Company purchased a total of approximately 22.9 million newly-issued LLC Units of Carvana Group in connection with a direct offering and a public equity offering during the three and nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company recognized a gross deferred tax asset of approximately $14.1 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As described in Note 4 — Goodwill and Intangible Assets, Net, Carvana Group acquired Car360 on April 12, 2018. The acquisition included various intangible assets, and as a result the Company recognized a deferred tax liability of approximately $2.5 million which is reflected within other liabilities in the accompanying unaudited condensed consolidated balance sheet. The deferred tax liability will be amortized over two to seven years and approximately $0.3 million and $0.4 million was amortized during the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of September 30, 2020 and December 31, 2019, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or income tax payable and deferred income tax positions of the Company.

The Company's effective tax rate for the three months ended September 30, 2020 and 2019 was an expense of 0.4% and 0.0%, respectively, and for the nine months ended September 30, 2020 and 2019 was a benefit of 0.1% and 0.0%, respectively, related to Car360, a wholly-owned subsidiary acquired in April 2018.

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
As of September 30, 2020, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of September 30, 2020, the total unrecorded TRA liability is approximately $238.5 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of September 30, 2020, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, IRCs, storage, parking and corporate offices. The initial terms expire at various dates between 2020 and 2032. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the accompanying unaudited condensed consolidated balance sheets.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Lease costs:
Finance leases:
Amortization of finance lease assets	$4,239	$2,222	$11,685	$5,477
Interest obligations under finance leases	911	547	2,604	1,392
Total finance lease costs	$5,150	$2,769	$14,289	$6,869

Operating leases:
Fixed lease costs to non-related parties	$7,325	$3,487	$20,330	$8,759
Fixed lease costs to related parties	1,959	1,849	6,086	5,577
Variable short-term lease costs to related parties	1,002	390	1,397	1,177
Total operating lease costs	$10,286	$5,726	$27,813	$15,513

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$12,264	$6,147
Operating lease liabilities to related parties			$5,876	$6,333
Interest payments on finance lease liabilities			$2,604	$1,392

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$12,860	$5,581

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of September 30, 2020:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in thousands)
Remainder of 2020	$5,799	$1,361	$4,115	$5,476	$11,275
2021	21,395	5,236	19,115	24,351	45,746
2022	20,320	5,225	17,583	22,808	43,128
2023	19,119	5,233	15,402	20,635	39,754
2024	11,801	3,968	13,517	17,485	29,286
Thereafter	5,416	8,501	146,368	154,869	160,285
Total minimum lease payments	83,850	29,524	216,100	245,624	329,474
Less: amount representing interest	(8,409)	(6,599)	(87,399)	(93,998)	(102,407)
Total lease liabilities	$75,441	$22,925	$128,701	$151,626	$227,067
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

As of September 30, 2020 and December 31, 2019, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of September 30, 2020 and 2019 were as follows, excluding short-term operating leases:

	September 30,
	2020	2019
Weighted-average remaining lease terms (years)
Operating leases	10.6	10.4
Finance leases	4.3	4.5
Weighted-average discount rate
Operating leases	8.3%	8.7%
Finance leases	5.3%	5.5%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $8.2 million and $3.7 million as of September 30, 2020 and December 31, 2019, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its financial position, results of operations, liquidity and capital resources.

Future litigation may be necessary to defend the Company and its partners by determining the scope, enforceability and validity of third party proprietary rights or to establish its proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2020 and December 31, 2019, the Company held certain assets that were required to be measured at fair value on a recurring basis and beneficial interests in securitizations for which it elected the fair value option.

The following tables are a summary of fair value measurements and hierarchy level at September 30, 2020 and December 31, 2019:

As of September 30, 2020:

	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
Assets:
Money market funds (1)	$148,406	$148,406	$—	$—
Beneficial interests in securitizations	112,134	—	—	112,134

As of December 31, 2019:

	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
Assets:
Money market funds (1)	$56,435	$56,435	$—	$—
Beneficial interests in securitizations	98,780	—	29,222	69,558
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, the Company has purchase price adjustment receivables of approximately $10.2 million and $6.9 million, respectively, which are carried at fair value and classified as other assets in the accompanying unaudited condensed consolidated balance sheets. Under the Master Purchase and Sale Agreement, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the Master Purchase and Sale Agreement. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a gain of approximately $3.4 million and a loss of approximately $1.6 million during the three and nine months ended September 30, 2020, respectively, and are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
statements of operations. There were no adjustments to the fair value of the purchase price adjustment receivables during the three and nine months ended September 30, 2019.

Beneficial Interests in Securitizations

Beneficial interests in securitizations include notes and certificates of the securitization trusts, the same securities as issued to other investors as described in Note 8 — Securitizations and Variable Interest Entities. Level 2 assets typically include beneficial interests in securitization transactions that closed near the end of the period due to the proximity to the end of the period and lack of observable changes in economic inputs. Given the changes in the market and overall economic inputs between pricing and closing, the March 2020 securitization transaction was classified as Level 3 as of March 31, 2020. The March 2020 transaction was the only securitization completed during nine months ended September 30, 2020.

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of September 30, 2020 and December 31, 2019, the discount rates were 2.1% to 10.0% and 10.0%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. During the nine months ended September 30, 2020, the Company transferred beneficial interests acquired as part of the December 2019 securitization transaction initially classified as Level 2 from Level 2 to Level 3. During the nine months ended September 30, 2019, the Company transferred beneficial interests acquired as part of the March 2019 and June 2019 securitization transactions initially classified as Level 2 from Level 2 to Level 3. The assets are typically initially classified as Level 2 due to the transactions' proximity to the end of each respective reporting period and the lack of observable changes in economic inputs. As noted above, the Company uses significant unobservable inputs to measure the fair value of these assets on a recurring basis, thus they will be classified as Level 3 in future periods. There were no transfers out of Level 3 during the three and nine months ended September 30, 2020 or 2019.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Opening Balance	$116,563	$18,600	$69,558	$—
Transfers into Level 3	—	26,592	29,222	46,123
Received in securitization transactions	—	—	39,578	—
Cash receipts	(11,838)	(2,913)	(30,245)	(4,021)
Change in fair value	7,409	(396)	4,021	(219)
Ending Balance	$112,134	$41,883	$112,134	$41,883

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended September 30, 2020 and December 31, 2019. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019

	(in thousands)
Carrying value, net of unamortized debt issuance costs	$592,944	$591,124
Fair value	619,389	625,114

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019

	(in thousands)
Carrying value	$316,972	$286,969
Fair value	342,973	304,532

Derivative Instruments

As of September 30, 2020 and December 31, 2019, the Company had no outstanding derivative instruments.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Supplemental cash flow information:
Cash payments for interest, including $666 and $703, respectively, to related parties	$55,300	$36,930
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$34,161	$14,983
Property and equipment acquired under finance leases	$36,860	$24,253
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$51,934	$27,059
Equity-based compensation expense capitalized to property and equipment	$4,001	$1,731
Fair value of beneficial interests received in securitization transactions	$39,578	$80,072
Reductions of beneficial interests in securitizations and associated long-term debt	$21,463	$1,444
Debt issuance costs included in accounts payable and accrued liabilities	$2,188	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018

	(in thousands)
Cash and cash equivalents	$173,704	$76,016	$94,943	$78,861
Restricted cash (1)	22,619	42,443	13,531	9,848
Total cash, cash equivalents and restricted cash	$196,323	$118,459	$108,474	$88,709
(1) Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities. Refer to Note 9 — Debt Instruments for additional information.

NOTE 19 — SUBSEQUENT EVENTS

Issuance and Redemption of Senior Unsecured Notes

On October 2, 2020, the Company issued $500.0 million in aggregate principal amount of 5.625% senior unsecured notes due October 1, 2025 (the "2025 Notes") and $600.0 million aggregate principal amount of 5.875% senior unsecured notes due October 1, 2028 (the "2028 Notes" and, collectively, the "Notes"). The interest on the Notes is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021. The Company used approximately $626.8 million of the proceeds from issuance to redeem in full the $600.0 million aggregate principal amount of its Senior Notes due 2023.

Floor Plan Facility Amendment

Effective October 1, 2020, the Company amended its Floor Plan Facility to increase the line of credit to $1.25 billion, reduce the interest rate to one-month LIBOR plus 3.15% irrespective of the outstanding balance, and extend the maturity date to March 31, 2023. Upon entering into the agreement on September 29, 2020, the Company paid a commitment fee. The Company will be required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter.

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a used vehicle.    As of September 30, 2020, we listed approximately 26,800 vehicles for sale on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts ("VSCs"), GAP waiver coverage, and trade-ins.

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

•Inspection and reconditioning.    Once we acquire a vehicle, we leverage our in-house logistics or a vendor to transport the vehicle to an IRC, at which point the vehicle is entered into our inventory management system. We then begin a 150-point inspection process covering controls, features, brakes, tires, and cosmetics. Each IRC includes trained technicians, vehicle lifts, paint-less dent repair, and paint capabilities and receives on-site support from vendors with whom we have integrated systems to ensure ready access to parts and materials. When an inspection is complete, we estimate the necessary reconditioning cost for the vehicle to be deemed "Carvana Certified" and expected timing for that vehicle to be made available for sale on our website.

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

•Transportation and fulfillment.    Third-party vehicle transportation is often slow, expensive, and unreliable. To address these challenges, we built an in-house auto logistics network backed by a proprietary transportation management system ("TMS") to transport our vehicles nationwide. The system is based on a "hub and spoke" model, which connects all IRCs to vending machines and hubs via our owned and leased fleet of multi-car and single car haulers. Our TMS allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. We store inventory at the IRCs, and when a vehicle is sold, it is delivered directly to the customer or transported to a vending machine or certain hubs for pick-up by the customer. Due to our robust and proprietary logistics infrastructure, we are able to offer our customers and operations team highly accurate predictions of vehicle availability, minimizing unanticipated delays and ensuring a seamless and reliable customer experience.

COVID-19 Update

In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") outbreak to be a global pandemic. In mid-March, a number of state and local government authorities issued shelter in place and stay at home orders which negatively impacted demand for used vehicles. Near the end of April 2020, the industry began to see a recovery in general market conditions, and demand for used vehicles picked up as the second quarter progressed resulting in a 25% increase in our used vehicle unit sales during the second quarter of 2020 compared to 2019 and a 39% increase in our used vehicle unit sales in the third quarter of 2020 compared to 2019.

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

We continue to take steps to position the business to be lean and flexible with a focus on our discretionary expenditures including new hiring, travel, facilities, and information technology investments. We also closely monitor key metrics to determine when and how quickly to adjust our marketing, staffing, and purchasing levels to align with demand. We believe our business model makes us well-positioned to scale up and down to meet expected customer demand during and after the current COVID-19 pandemic. We demonstrated our flexibility throughout the second and third quarters of 2020, which began with low demand that increased over the course of the second quarter and overall high demand throughout the third quarter, allowing us to increase our operations, launch new markets, and resume hiring to meet the increasing customer demands.

Our most important priority is the well-being of our employees and customers. We have taken several steps to provide a safe and healthy working environment, including implementing work from home policies for employees who are able to work remotely, pausing most non-essential travel and in-person group meetings, performing deep cleaning and sanitization in all of our facilities, and implementing social distancing and mask policies.

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

Our operational and financial performance will depend on future developments related to the continuously evolving COVID-19 pandemic. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the development of treatments or vaccines, the resumption and continuation of widespread economic activity, and changes in consumer sentiment. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict the impact of the COVID-19 pandemic on our future operations.

Used Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the nine months ended September 30, 2020, the number of vehicles we sold to retail customers grew by 35.2% to 171,939 compared to 127,179 in the nine months ended September 30, 2019. Our used vehicle sales were negatively impacted at the onset of COVID-19 in the United States but have rebounded since then. We expect our used vehicle sales could be negatively impacted in future periods as a result of the continued economic impacts of the COVID-19 pandemic.

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

Our expansion model has enabled us to increase our rate of market openings in each of the past seven years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, 12 in 2016, 23 in 2017, 41 in 2018, 61 in 2019, and 115 in the first nine months of 2020, bringing our total number of markets to 261 as of September 30, 2020. Our 115 market openings since December 31, 2019 increased the total percentage of the U.S. population serviced in our markets to 73.2% as of September 30, 2020 from 66.9% as of December 31, 2019. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan. In light of the ongoing COVID-19 pandemic, we plan to continually evaluate consumer demand and our operational capacity to determine our market opening and vending machine launch strategy.

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

Our largest source of revenue, used vehicle sales, totaled $1.3 billion and $0.9 billion during the three months ended September 30, 2020 and 2019, respectively, and $3.2 billion and $2.5 billion during the nine months ended September 30, 2020 and 2019, respectively. As we increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase along with retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales, which includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory, totaled $129.9 million and $92.4 million during the three months ended September 30, 2020 and 2019, respectively, and $259.0 million and $188.5 million during the nine months ended September 30, 2020 and 2019, respectively. We expect wholesale sales to increase with retail units sold through trade-ins and as we expand our program of acquiring vehicles from customers who wish to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage totaled $124.6 million and $71.4 million during the three months ended September 30, 2020 and 2019, respectively, and $256.0 million and $177.2 million during the nine months ended September 30, 2020 and 2019, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

The COVID-19 pandemic impacted all three sources of revenue and gross profit during the nine months ended September 30, 2020. Given the uncertainty and continuously evolving aspects of COVID-19, it may continue to impact our revenue and gross profit in future periods. First, the pandemic negatively impacted retail units sold, which directly impacted retail, wholesale, and other revenue and gross profit. However, since the drastic drop in demand in mid-March through mid-April, demand for retail units has rebounded, including 39% year-over-year growth in the third quarter. Second, the pandemic initially negatively impacted wholesale units sold and purchased for sale due to the unstable condition of the wholesale market, which directly impacted wholesale and retail revenue. However, the wholesale market has since stabilized as of September 30, 2020. We believe the pandemic negatively impacted retail and wholesale gross profit per unit due to the impact of lower demand on average days to sale and industry-wide used vehicle pricing through June 30, 2020. However, during the three months ended September 30, 2020, our average days to sale decreased and average retail and wholesale selling prices increased as dealers and wholesale suppliers saw high industry-wide market prices. Finally, the pandemic had a slight negative impact to gain on loan sale revenue due to higher required yields from loan investors during this period of uncertainty, which resulted in not completing a securitization transaction during either the three months ended June 30, 2020 or September 30, 2020. While these impacts could potentially reoccur or continue in the future and could be significant, we believe they are transitory, and we plan to stay lean during this period and maintain strength and flexibility.

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

•Leverage existing IRC infrastructure. As we scale, we intend to more fully utilize the capacity in our ten existing IRCs, which collectively have capacity to inspect and recondition approximately 550,000 vehicles per year at full utilization.

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

Seasonality

Absent the impact of COVID-19, used vehicle sales exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Absent the impact of COVID-19, used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business. The impact of COVID-19 on seasonality is uncertain.

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

The worldwide spread of COVID-19 is expected to result in a continued global slowdown of economic activity which is likely to continue to decrease demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the pandemic is contained. Due to the COVID-19 pandemic, we have continued to monitor discretionary growth expenditures on hiring, travel, IRC and vending machine construction, and information technology investments. We also continue to closely monitor key metrics to determine when and how quickly to adjust our marketing, staffing, and purchasing levels to align with demand. We believe our business model makes us well-positioned to scale up or down to meet customer demand during and after the current COVID-19 pandemic.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Retail units sold	64,414	46,413	171,939	127,179
Number of markets	261	146	261	146
Average monthly unique visitors	9,183,469	6,271,686	8,004,536	4,941,883
Inventory units available on website	26,897	21,376	26,897	21,376
Average days to sale	58	63	71	63
Total gross profit per unit (1)	$4,056	$2,963	$3,198	$2,861
(1) Includes $0, $33, $3, and $33, respectively, related to the 100k Milestone Gift discussed below.

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

In the second half of 2018, we announced a commitment by our Chief Executive Officer, Ernest Garcia III ("Mr. Garcia"), to contribute 165 shares of Class A common stock to us from his personal shareholdings for every one of our then-existing employees upon their satisfying certain employment tenure requirements. In connection with such contributions, we made corresponding grants of 165 restricted stock units under our 2017 Omnibus Incentive Plan to each employee who satisfied the requirements (the "100k Milestone Gift" or "Gift"). Under GAAP, the 100k Milestone Gift was treated as compensation expense, a portion of which related to the production of our used vehicle inventory and was therefore capitalized to inventory and subsequently recognized within costs of sales when the related inventory was sold. As of December 31, 2019, Mr. Garcia's commitment related to the 100k Milestone Gift has been fulfilled and as of March 31, 2020, all of the compensation expense related to the 100k Milestone Gift had been recognized. Total gross profit per unit includes $0 and $33 per unit during the three months ended September 30, 2020 and 2019, respectively, and $3 and $33 per unit during the nine months ended September 30, 2020 and 2019, respectively, related to the 100k Milestone Gift.

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

Wholesale Vehicle Sales

Wholesale vehicle sales is equal to the aggregate proceeds we receive on vehicles sold to wholesalers. Beginning in 2020, wholesale vehicle sales includes aggregate proceeds we receive on vehicles sold to DriveTime through competitive online auctions that are managed by an independent third party. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade-in their existing vehicles when making a purchase from us. Factors affecting wholesale vehicle sales include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market, both of which have been impacted by COVID-19.

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of loans we originate and sell in securitization transactions or to financing partners, commissions we receive on VSCs and sales of GAP waiver coverage. In 2016, we entered into a master dealer agreement with DriveTime, pursuant to which we receive a commission for selling VSCs that DriveTime administers. The commission revenue we recognize on VSCs depends on the number of retail units we sell, the conversion rate of VSCs on these sales, commission rates we receive, VSC early cancellation frequency and product features. The GAP waiver coverage revenue we recognize depends on the number of retail units we sell, the number of customers that choose to finance their purchases with us, the frequency of GAP waiver coverage early cancellation, and the conversion rate of GAP waiver coverage on those sales.

We generally seek to sell the loans we originate to securitization trusts we sponsor and establish. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that we sell to the securitization trusts. We also sell the loans we originate under a committed forward-flow arrangement with financing partners who generally acquire them at premium prices without recourse to us for their post-sale performance. Factors affecting revenue from these sales include the number of loans we originate, the average principal balance of the loans, the credit quality of the portfolio, and the price at which we are able to sell them in securitization transactions or to financing partners.

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

Income Tax Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (“Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. As of September 30, 2020, the Company's income tax benefit is generated at Car360, a wholly-owned subsidiary, acquired in April 2018.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(dollars in thousands, except per unit amounts)			(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$1,289,128	$931,016	38.5%	$3,245,209	$2,470,630	31.4%
Wholesale vehicle sales (1)	129,925	92,430	40.6%	258,965	188,474	37.4%
Other sales and revenues (2)	124,556	71,408	74.4%	255,985	177,205	44.5%
Total net sales and operating revenues	$1,543,609	$1,094,854	41.0%	$3,760,159	$2,836,309	32.6%
Gross profit:
Used vehicle gross profit (3)	$119,607	$60,563	97.5%	$268,035	$171,063	56.7%
Wholesale vehicle gross profit (1)(4)	17,110	5,572	207.1%	25,881	15,600	65.9%
Other gross profit (2)	124,556	71,408	74.4%	255,985	177,205	44.5%
Total gross profit	$261,273	$137,543	90.0%	$549,901	$363,868	51.1%
Market information:
Markets, beginning of period	261	137	90.5%	146	85	71.8%
Market launches	—	9	(100.0)%	115	61	88.5%
Markets, end of period	261	146	78.8%	261	146	78.8%
Unit sales information:
Used vehicle unit sales	64,414	46,413	38.8%	171,939	127,179	35.2%
Wholesale vehicle unit sales	15,375	11,698	31.4%	33,406	29,155	14.6%
Per unit selling prices:
Used vehicles	$20,013	$20,059	(0.2)%	$18,874	$19,426	(2.8)%
Wholesale vehicles	$8,450	$7,901	6.9%	$7,752	$6,465	19.9%
Per unit gross profit: (5)
Used vehicle gross profit (3)	$1,857	$1,305	42.3%	$1,559	$1,345	15.9%
Wholesale vehicle gross profit (4)	$1,113	$476	133.8%	$775	$535	44.9%
Other gross profit	$1,934	$1,539	25.7%	$1,489	$1,393	6.9%
Total gross profit	$4,056	$2,963	36.9%	$3,198	$2,861	11.8%
(1) Includes $1,323 and $0 for the three months ended September 30, 2020 and 2019, respectively, and $1,365 and $0 for the nine months ended September 30, 2020 and 2019, respectively, of wholesale revenue from related parties.
(2) Includes $26,141 and $15,824 for the three months ended September 30, 2020 and 2019, respectively, and $69,423 and $40,386 for the nine months ended September 30, 2020 and 2019, respectively, of other sales and revenues from related parties.
(3) Includes $0, $1,381, $510, and $3,953, or $0, $30, $3, and $31 per unit, related to the 100k Milestone Gift.
(4) Includes $0, $142, $17, and $267, or $0, $12, $0, and $9 per wholesale unit, related to the 100k Milestone Gift.
(5) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.

Used Vehicle Sales

Three months ended September 30, 2020 Versus 2019. Used vehicle sales increased by $358.1 million to $1.3 billion during the three months ended September 30, 2020, compared to $931.0 million during the three months ended September 30, 2019. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 64,414 from 46,413 during the three months ended September 30, 2020 and 2019, respectively. The increase in unit sales was driven by growth in existing markets due to enhanced marketing efforts, expanded inventory selection, and increased brand awareness. The increase in unit sales was also driven by growth to 261 markets as of September 30, 2020 from 146 markets as of September 30, 2019. The average selling price of our retail units sold decreased slightly to $20,013 from $20,059 due primarily to vehicle mix despite a decrease in our average days to sale to 58 days from 63 days during the three months ended September 30, 2020 and 2019, respectively, partially offsetting the increase in used vehicle revenue resulting from the increase in unit sales.

Nine months ended September 30, 2020 Versus 2019. Used vehicle sales increased by $774.6 million to $3.2 billion during the nine months ended September 30, 2020 compared to $2.5 billion during the nine months ended September 30, 2019. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 171,939 from 127,179 during the nine months ended September 30, 2020 and 2019, respectively. The increase in units sold was driven in part by enhanced marketing efforts, expanded inventory selection, and increased brand awareness. The increase in unit sales was also driven by growth to 261 markets as of September 30, 2020 from 146 markets as of September 30, 2019. Although we experienced a negative impact on retail units sold due to the COVID-19 pandemic primarily in March and April, we started to see a rebound in sales later in the period with the reopening of the markets. The average selling price of our retail units sold decreased to $18,874 from $19,426 due primarily to vehicle mix and to a lesser extent to an increase in average days to sale to 71 days from 63 days during the nine months ended September 30, 2020 and 2019, respectively, partially offsetting the increase in used vehicle revenue resulting from the increase in unit sales.

Wholesale Vehicle Sales

Three months ended September 30, 2020 Versus 2019. Wholesale vehicle sales increased by $37.5 million to $129.9 million during the three months ended September 30, 2020, compared to $92.4 million during the three months ended September 30, 2019. The increase in revenue was primarily driven by an increase in wholesale units sold to 15,375 from 11,698 during the three months ended September 30, 2020 and 2019, respectively. In addition to the increase in wholesale vehicle units sold, the average selling price of our wholesale units sold increased to $8,450 during the three months ended September 30, 2020 from $7,901 during the three months ended September 30, 2019 due to the mix of units acquired from customers and strong wholesale market prices.

Nine months ended September 30, 2020 Versus 2019. Wholesale vehicle sales increased by $70.5 million to $259.0 million during the nine months ended September 30, 2020, compared to $188.5 million during the nine months ended September 30, 2019. As our retail unit sales increased over the nine-month period despite the effect of COVID-19, so did the trade-ins we received, providing more vehicles available for wholesale. Moreover, during the nine months ended September 30, 2020, we also acquired more vehicles from customers who did not purchase a retail unit from us. Therefore, we had more units available for sale to wholesalers, driving an increase in our revenues attributed to wholesale vehicle sales. In addition, the average selling price of our wholesale units sold increased to $7,752 during the nine months ended September 30, 2020 from $6,465 during the nine months ended September 30, 2019 due to the mix of units acquired from customers and strong wholesale market prices toward the end of the 2020 period.

Other Sales and Revenues

Three months ended September 30, 2020 Versus 2019. Other sales and revenues increased by $53.1 million to $124.6 million during the three months ended September 30, 2020, compared to $71.4 million during the three months ended September 30, 2019. This increase was primarily driven by originating and selling more finance receivables, resulting in an increase in gain on loan sale. Additionally, the increase was due to an increase in retail units sold, which led to an increase in VSC sales and GAP waiver coverage sales.

Nine months ended September 30, 2020 Versus 2019. Other sales and revenues increased by $78.8 million to $256.0 million during the nine months ended September 30, 2020, compared to $177.2 million during the nine months ended September 30, 2019. The increase is primarily driven by originating and selling more finance receivables, resulting in an increase in gain on loan sale. In addition, the increase in retail units sold led to an increase in VSC sales and GAP waiver coverage sales.

Used Vehicle Gross Profit

Three months ended September 30, 2020 Versus 2019. Used vehicle gross profit increased by $59.0 million to $119.6 million during the three months ended September 30, 2020, compared to $60.6 million during the three months ended September 30, 2019. This increase was driven primarily by an increase in retail units sold, along with an increase in used vehicle gross profit per unit to $1,857 for the three months ended September 30, 2020 compared to $1,305 for the three months ended September 30, 2019. The per unit increase was primarily due to acquiring more vehicles from customers.

Nine months ended September 30, 2020 Versus 2019. Used vehicle gross profit increased by $97.0 million to $268.0 million during the nine months ended September 30, 2020, compared to $171.1 million during the nine months ended September 30, 2019. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $1,559 for the nine months ended September 30, 2020 compared to $1,345 for the nine months ended September 30, 2019. The per unit increase was primarily driven by acquiring more vehicles from customers.

Wholesale Vehicle Gross Profit

Three months ended September 30, 2020 Versus 2019. Wholesale vehicle gross profit increased by $11.5 million to $17.1 million during the three months ended September 30, 2020, compared to $5.6 million during the three months ended September 30, 2019. This was primarily due to an increase in wholesale units sold to 15,375 during the three months ended September 30, 2020 from 11,698 during the three months ended September 30, 2019 and an increase in wholesale vehicle gross profit per wholesale unit to $1,113 in the three months ended September 30, 2020 compared to $476 in the three months ended September 30, 2019 primarily driven by acquiring more vehicles from customers and strong wholesale market prices.

Nine months ended September 30, 2020 Versus 2019. Wholesale vehicle gross profit increased by $10.3 million to $25.9 million during the nine months ended September 30, 2020, compared to $15.6 million during the nine months ended September 30, 2019. This increase was driven primarily by an increase in wholesale vehicle gross profit per wholesale unit to $775 from $535, along with an increase in wholesale units sold to 33,406 from 29,155 in the nine months ended September 30, 2020, and 2019, respectively. The increase in number of wholesale vehicles sold and the improved gross profit per wholesale unit were primarily due to acquiring more vehicles from customers and strong wholesale market prices in the latter part of the 2020 period.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Compensation and benefits (1)	$80,248	$60,655	$238,700	$163,643
100k Milestone Gift	—	2,903	—	6,506
Advertising	65,148	55,264	202,266	145,153
Market occupancy (2)	9,733	5,517	25,855	14,607
Logistics (3)	18,073	14,068	53,686	39,960
Other (4)	94,640	69,563	262,980	175,185
Total	$267,842	$207,970	$783,487	$545,054
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

Selling, general and administrative expenses increased by $59.9 million to $267.8 million, compared to $208.0 million during the three months ended September 30, 2020 and 2019, respectively. Selling, general, and administrative expenses increased by $238.4 million to $783.5 million, compared to $545.1 million during the nine months ended September 30, 2020 and 2019, respectively. The increase was partially due to an increase in compensation and benefits by $19.6 million and $75.1 million during the three and nine months ended September 30, 2020, respectively, which was primarily driven by expansion of our teams to support our growth. The increase in selling, general and administrative expenses was also due to an increase in advertising expense of $9.9 million and $57.1 million during the three and nine months ended September 30, 2020, respectively, primarily due to an increase in number of markets. Market occupancy, logistics, and other expenses also increased during the three and nine months ended September 30, 2020 compared to the respective prior periods primarily due to an increase in number of markets and units sold. These increases were partially offset by efforts to decrease and balance discretionary spend as a result of the uncertain economic environment surrounding the COVID-19 pandemic.

Interest Expense

Interest expense decreased slightly by $0.7 million to $20.3 million, compared to $21.0 million during the three months ended September 30, 2020 and 2019, respectively, but increased $13.1 million to $69.1 million, compared to $56.0 million during the nine months ended September 30, 2020 and 2019, respectively. The increase over the nine month period is primarily due to the increase in the outstanding balance of the Senior Notes as a result of the issuance in May 2019 which incurred interest expense of $39.9 million and $31.0 million during the nine months ended September 30, 2020 and 2019, respectively. Both the three and nine month periods increased due to increased interest expense incurred on additional sale leaseback financing, which was offset by decreased interest expense on the Floor Plan Facility as a result of a lower outstanding balance.

Other (Income) Expense, Net

Other (income) expense, net changed by $10.0 million to income of $9.2 million compared to expense of $0.8 million during the three months ended September 30, 2020 and 2019, respectively. Other expense, net increased by $3.4 million to $5.1 million compared to $1.8 million during the nine months ended September 30, 2020 and 2019, respectively. The changes in the three and nine months ended September 30, 2020 compared to September 30, 2019 are primarily due to fair value adjustments on our retained beneficial interests in securitizations. During the first half of the nine-month period ended September 30, 2020, the fair value of these assets carried at fair value declined as a result of the uncertainty in the capital markets. During the second half of the period, the fair value on our beneficial interests in securitizations increased as the economy appeared to rebound. This increase was partially offset by a $5.7 million loss on disposal of fixed assets during the nine months ended September 30, 2020 as a result of terminated construction projects due to the uncertain future economic environment surrounding COVID-19.

Income Tax Provision

We recognized an income tax benefit of approximately $0.2 million during the nine months ended September 30, 2020 related to our wholly owned subsidiary, Car360. The benefit was recognized as a result of decreased subscription revenue from third parties, resulting in a net loss for the period.

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

In prior periods we calculated non-GAAP measures including Gross Profit ex-Gift, Gross Profit per Unit ex-Gift, EBITDA ex-Gift, EBITDA Margin ex-Gift, Adjusted Net Loss and Adjusted Net Loss per Share, to exclude the impact of the 100k Milestone Gift program. As this program has concluded it is not material to current or future years and the adjustment is no longer included within similar calculations. For the three and nine months ended September 30, 2020, there was approximately $0.0 million and $0.5 million, respectively, of stock based compensation related to the 100k Milestone Gift program within cost of sales, which would impact all measures. For the three and nine months ended September 30, 2019, there was approximately $4.4 million and $10.7 million, respectively, of stock based compensation related to the 100k Milestone Gift program impacting the calculation of EBITDA ex-Gift, EBITDA Margin ex-Gift, Adjusted Net Loss, and Adjusted Net Loss per Share, including approximately $1.5 million and $4.2 million, respectively, within cost of sales impacting the calculation of Gross Profit ex-Gift and Gross Profit per Unit ex-Gift.

EBITDA and EBITDA Margin

EBITDA and EBITDA Margin are supplemental measures of operating performance that do not represent and should not be considered an alternative to net loss or cash flow from operations, as determined by GAAP. EBITDA is defined as net loss before interest expense, income tax expense, and depreciation and amortization expense. EBITDA Margin is EBITDA as a percentage of total revenues. We use EBITDA to measure the operating performance of our business and EBITDA Margin to measure our operating performance relative to our total revenues. We believe that EBITDA and EBITDA Margin are useful measures to us and to our investors because they exclude certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. EBITDA and EBITDA Margin may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations. A reconciliation of EBITDA to net loss is the most directly comparable GAAP measure, and calculation of EBITDA Margin is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net loss(1)	$(17,720)	$(92,244)	$(307,603)	$(238,899)
Depreciation and amortization expense	18,636	10,675	52,176	27,505
Interest expense	20,276	20,990	69,053	55,953
Income tax provision	76	—	(162)	—
EBITDA	$21,268	$(60,579)	$(186,536)	$(155,441)

Total revenues	$1,543,609	$1,094,854	$3,760,159	$2,836,309
EBITDA Margin(2)	1.4%	(5.5)%	(5.0)%	(5.5)%
(1) Includes $0.0 million, $4.4 million, $0.5 million, and $10.7 million respectively, related to the 100k Milestone Gift.
(2) Includes 0.0%, 0.4%, 0.0%, and 0.4% respectively, related to the 100k Milestone Gift.
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

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our future capital requirements will depend on many factors, including the impact of COVID-19, our rate of revenue growth, our expansion into new markets, construction of IRCs and vending machines, and the timing and extent of our spending to support our technology and software development efforts.

We had the following liquidity resources available as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

	(in thousands)
Cash and cash equivalents	$173,704	$76,016
Availability under short-term revolving facilities (1)	975,264	279,080
Availability under sale-leaseback agreements (2)(3)	101,233	104,680
Committed liquidity resources available	$1,250,201	$459,776
(1) Based on pledging all eligible vehicles and finance receivables under the available capacity in the Floor Plan Facility and Finance Receivable Facilities, excluding the impact to restricted cash requirements.
(2) We have $75.0 million available for sale and leaseback transactions under the Master Sale-Leaseback Agreement with VMRE, and an additional $26.2 million and $29.7 million as of September 30, 2020 and December 31, 2019, respectively, available under sale-leaseback agreements with other parties.
(3) We have $197.7 million and $158.7 million of total unfunded gross real estate assets as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019, the short-term revolving facilities had total capacity of $1.9 billion and $1.6 billion, an outstanding balance of $127.0 million and $568.8 million, and unused capacity of $1.7 billion and $1.0 billion, respectively.

We also had $19.9 million and $137.7 million of committed funds for future construction costs of IRCs with unfinished construction as of September 30, 2020 and December 31, 2019, respectively.

In addition, we had $36.6 million and $13.5 million of total unpledged beneficial interests in securitizations as of September 30, 2020 and December 31, 2019, respectively.

On October 2, 2020, we issued $500.0 million principal amount of 5.625% Senior Notes due 2025 and $600.0 million principal amount of 5.875% Senior Notes due 2028 and used approximately $626.8 million of the proceeds to redeem in full the outstanding $600.0 million principal amount of our 8.875% Senior Notes due 2023 resulting in net proceeds of approximately $455.9 million.

As of September 30, 2020 and December 31, 2019, our outstanding principal amount of indebtedness, including finance leases, was $1.3 billion and $1.5 billion, respectively, summarized in the table below. See Note 9 — Debt Instruments and Note

15 — Leases included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt and finance leases.

	September 30, 2020	December 31, 2019

	(in thousands)
Asset-Based Financing:
Inventory	$109,981	$515,487
Finance receivables and beneficial interests	93,349	138,335
Transportation fleet(1)	91,309	73,369
Real estate(2)	379,374	187,082
Total asset-based financing	674,013	914,273
Senior unsecured notes(3)	600,000	600,000
Total debt	1,274,013	1,514,273
Less: unamortized premium and debt issuance costs(4)	(11,790)	(13,642)
Total debt, net	$1,262,223	$1,500,631
(1) Amount includes notes payable and finance leases.
(2) Amount includes real estate financing and notes payable.
(3) As of both September 30, 2020 and December 31, 2019, Verde held $15.0 million of the Senior Notes.
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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(446,704)	$(434,675)
Net cash used in investing activities	(261,704)	(148,803)
Net cash provided by financing activities	786,272	603,243
Net increase in cash, cash equivalents and restricted cash	77,864	19,765
Cash, cash equivalents and restricted cash at beginning of period	118,459	88,709
Cash, cash equivalents and restricted cash at end of period	$196,323	$108,474

Operating Activities

Our primary sources of operating cash flows result from the sales of used retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the nine months ended September 30, 2020, net cash used in operating activities was $446.7 million, an increase of $12.0 million compared to net cash used in operating activities of $434.7 million for the nine months ended September 30, 2019. The increase in our net cash used in operating activities was primarily due to increased net loss partially offset by changes in working capital.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was $261.7 million and $148.8 million during the nine months ended September 30, 2020 and 2019, respectively, an increase of $112.9 million. The increase primarily relates to the increase in purchases of property and equipment, specifically related to the construction of new IRCs and vending machines. Constructing new IRCs and vending machines allows us to recondition more vehicles and reach additional customers. To finance these investments we have entered into various financing transactions, such as sale-leasebacks.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was $786.3 million and $603.2 million during the nine months ended September 30, 2020 and 2019, respectively, an increase of $183.0 million. The change primarily relates to increased proceeds from the issuances of Class A common stock, offset by decreased net proceeds from short-term revolving facilities and long-term debt.

Contractual Obligations and Commitments

On October 2, 2020, we issued $500.0 million in aggregate principal amount of 5.625% senior unsecured notes due October 1, 2025 (the "2025 Notes") and $600.0 million aggregate principal amount of 5.875% senior unsecured notes due October 1, 2028 (the "2028 Notes" and, collectively, the "Notes"). The interest on the Notes is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021. We used approximately $626.8 million of the proceeds from issuance to redeem in full the $600.0 million aggregate principal amount of our Senior Notes due 2023.

Other than as noted above, we have not entered into any material contractual obligations or commitments outside of the ordinary course of business since the most recently ended fiscal year as disclosed in the header "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K.

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

Except as discussed above, we did not have any off-balance sheet arrangements as of September 30, 2020.

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

•our ability to finance IRCs and vending machines;

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

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q filed May 6, 2020 and August 5, 2020. As we disclosed in our Form 10-Q filed May 6, 2020 and August 5, 2020:

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

The COVID-19 pandemic has also significantly increased economic and demand uncertainty, and has led to disruption and volatility in the global capital markets, which can increase the cost of capital and adversely impact access to capital. The COVID-19 pandemic has caused an economic slowdown, and it is possible that it could cause a global recession. Decreases in consumer demand could adversely affect the market for used vehicles and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Further risks related to negative economic conditions are described in our risk factor titled "Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues." under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the nine months ended September 30, 2020, except as otherwise previously reported.

During the nine months ended September 30, 2020, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged approximately 1.8 million LLC Units and approximately 0.0 million shares of Class B common stock for approximately 1.4 million newly-issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Indenture, dated October 2, 2020 (incorporated by reference to Exhibit 4.1 to Carvana's Current Report on Form 8-K filed with the SEC on October 5, 2020).
4.2	Indenture, dated October 2, 2020 (incorporated by reference to Exhibit 4.2 to Carvana's Current Report on Form 8-K filed with the SEC on October 5, 2020).
10.1*	Second Addendum to the Master Dealer Agreement, effective August 31, 2020 among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc., and Carvana, LLC, filed herewith.
10.2*	Twelfth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated September 29, 2020, filed herewith.
10.3*	Second Amendment to the Amended and Restated Inventory Financing and Security Agreement, dated September 29, 2020, filed herewith.
10.4
Fifth Amended and Restated Limited Liability Company Agreement, dated October 2, 2020 (incorporated by reference to Exhibit 10.1 to Carvana's Current Report on Form 8-K filed with the SEC on October 5, 2020).

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

Date:	October 29, 2020	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)