Form 10-K
period 2020-12-31
CARVANA CO.
filed 2021-02-25
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
      Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of June 30, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates was $8.2 billion based on the closing price of the common stock on the New York Stock Exchange on such date.
As of February 19, 2021, the registrant had 78,331,472 shares of Class A common stock outstanding and 93,929,471 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CARVANA CO.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A —"Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

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

ITEM 1. BUSINESS.

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016 to complete an initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Carvana Co. Class A common stock trades on the New York Stock Exchange under the symbol "CVNA." Unless the context requires otherwise, references in this report to "Carvana," the "Company," "we," "us," and "our" refer to both Carvana Group and its consolidated subsidiaries prior to the IPO described in this report and to Carvana Co. and its consolidated subsidiaries following the IPO and organizational transactions completed in connection with our IPO.

Our Company

Carvana is a leading e-commerce platform for buying and selling used cars. We are transforming the used car buying and selling experience by giving consumers what they want—a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Each element of our business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

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

Our technology and infrastructure allow us to seamlessly and cost efficiently deliver this experience to our customers. We use proprietary algorithms to optimize our nationally pooled inventory of over 31,000 total website units, inspect and recondition our vehicles based on our 150-point inspection process, and operate our own logistics network to deliver cars directly to customers as soon as the next day. Customers in certain markets also have the option to pick up their vehicle at one of our patented vending machines, which provides an exciting pick-up experience for the customer while decreasing our variable costs, increasing scalability and building brand awareness.

The automotive retail industry’s large size, fragmentation, and lack of differentiated offerings present an opportunity for disruption. We have demonstrated that our custom-built business model can capitalize on this opportunity. From the launch of our first market in January 2013 through December 31, 2020, we purchased, reconditioned, sold, and delivered approximately 587,600 vehicles to customers through our website, generating approximately $12.9 billion in revenue. Our sales have grown as we have increased our market penetration in our current markets and added new markets. As of December 31, 2020, our in-house distribution network services 266 metropolitan markets, and we plan to continue to expand our network into additional markets.

Industry Background & Market Opportunity

Exceptionally Large and Fragmented Market

The U.S. automotive industry generated approximately $1.0 trillion in sales in 2019, according to the NADA Data 2019 report. This comprised roughly 20% of the U.S. retail economy and made it the largest consumer retail market in the United States according to the U.S. Census Bureau. Based on Cox Automotive data, there were an estimated 37.2 million used vehicle transactions in 2020, down 7% from the 40 million in 2019.

The used car retail industry is highly fragmented. There were approximately 43,000 used car dealerships in the U.S. according to Borrell Associates' 2017 Outlook. As of 2019, the largest dealer brand commands approximately 1.9% of the U.S. market and the top 100 used car retailers collectively hold approximately 9.3% market share, according to Automotive News. Additionally, consumers are often dissatisfied with the car buying process. According to the 2019 Cox Automotive Car Buyer Journey Study, 61% of car buyers do not feel the shopping experience has improved, with paperwork and negotiations being the most frustrating parts of the purchase process.

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

The Way Consumers Buy Cars Is Changing

Historically, consumers discovered vehicles for sale through local print and broadcast media, as well as word of mouth, and would go to dealerships to educate themselves on potential purchases. However, consumers no longer rely solely on traditional media and dealerships to discover and research vehicles. According to a MediaPost article from April 2018, 91% of vehicle shoppers utilize the internet. In fact, the 2020 Car Buyer Journey report from Cox Automotive indicates that a typical used car buyer spends approximately ten hours researching his or her prospective car purchase online.

As e-commerce has become more established, reaching 14.3% of total retail sales in the U.S. during the third quarter of 2020 according to the U.S. Census Bureau, consumers have become more comfortable buying taste-driven, higher-priced products such as consumer electronics and home furnishings online. Similarly, auto consumers are interested in e-commerce solutions for their car purchasing needs—83% of U.S. car buyers want to do one or more steps of the car purchasing process online, according to the 2019 Cox Automotive Future of Digital Retail Study.

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

• According to a 2020 Gallup Poll, only 48% of American consumers view the automotive industry positively. In addition, only 58% of people trust that used car dealerships can provide the best deal, according to the 2018 Cox Automotive Car Buyer Journey.

• Fast, simple purchasing process. Auto consumers want their transaction to be convenient, fair and on their own desired timeline.

• Buying a car at a traditional auto dealership is often a multi-part transaction including vehicle purchase, trade-in, financing and complementary products, and requires over two hours on average, according to the 2020 Car Buyer Journey report from Cox Automotive, and nearly half of that is spent doing paperwork and negotiating.

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

The Best Selection

As of December 31, 2020, we offer all customers a nationally pooled inventory of over 31,000 high-quality used vehicles on our website. We evaluate all of the vehicles that we own and offer for sale using our 150-point "Carvana Certified" inspection process, which we are able to perform at scale across our network of inspection and reconditioning centers ("IRCs"). Our customer research indicates that size and range of selection are primary determinants of where customers will transact. We use proprietary algorithms to optimize our inventory acquisition based on extensive used vehicle market and customer behavior data. Furthermore, our nationally pooled inventory system maximizes the breadth of vehicle selection for our customers in any given location. This results in a higher likelihood that customers are able to find the make, model, year, and color combination that they desire. In contrast, traditional dealerships are limited in range of selection because they typically optimize a local inventory of a few hundred vehicles at each dealership location, even if they own thousands of vehicles across multiple distributed locations.

The Best Value

Our proprietary technology and vertically integrated business model will allow us to enjoy a significantly lower variable cost structure at scale versus traditional dealerships and provide substantial value to our customers. We do not require a network of brick-and-mortar dealerships, staffed with sales personnel; instead, we utilize both an in-house logistics network and patented vending machines to facilitate vehicle delivery and pick-ups. These savings are passed on to the consumer through sales prices that are below industry averages. Additionally, we believe our pooled inventory approach will at scale result in lower average days to sale than industry averages, which we expect will help improve margins due to decreased vehicle depreciation resulting in higher unit selling price. Furthermore, we are able to provide personalized and highly transparent financing terms based on basic customer information that results in faster transaction times, clear lending terms, and competitive interest rates.

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

We offer a premium fulfillment experience with pick-up and delivery options available, including pick-up at our vending machines in some markets. Our in-house customer advocates are available to answer customer questions that arise throughout the process. At every customer touch point, we strive to provide the level of customer service that makes purchasing a car from us an enjoyable, memorable experience. Finally, we offer seven-day return and 100-day warranty policies with every car we sell. We believe that our customers value the ease of use and transparency of our platform. They have responded favorably to our solution, as illustrated by the ratings we receive. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2020 based on over 80,000 satisfaction surveys we solicited from our inception through December 31, 2020. These positive reactions create opportunities for repeat customers and a strong referral network.

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

Proprietary Financing Technology

Our differentiated financing solutions provide customers with nearly instantaneous credit decisions as well as flexibility and transparency in financing their vehicle purchase. We preapprove thousands of down payment and monthly payment combinations that allow customers to choose their preferred financing. We preapprove these terms utilizing "soft credit checks" which do not impact a customer’s credit unless they complete a purchase and financing transaction. Due to our relatively low car prices, our customers generally have lower PTI (Payment to Income) ratios, lower LTV (Loan to Value) ratios, or higher quality vehicles underlying their financing transactions than they would have at higher prices. This significantly enhances the quality of the loans that we generate and the premium we can capture when we sell them through securitization transactions or to our financing partners.

Efficient Logistics Network and Attractive Fulfillment Experience

We have developed proprietary logistics software and an in-house delivery network that differentiates us from competitors by allowing us to predictably and efficiently transport cars while providing customers a distinctive fulfillment experience. Our home delivery is typically conducted by a Carvana employee on a branded delivery truck. Customers in certain markets can also pick up their vehicles at one of our patented car vending machines, which are multi-story glass towers that store purchased vehicles. These vending machines provide an attractive and unique experience for our customers and develop brand awareness while lowering our variable fulfillment expenses. Following the opening of a vending machine in one of our markets, our market penetration has seen a meaningful increase while our variable operating costs per car sold have decreased. We intend to grow our logistics network and build vending machines in many of the metropolitan markets that we serve.

Scaled Used Vehicle Infrastructure

As of December 31, 2020, we leverage a network of eleven IRCs and supporting software for our vehicle reconditioning and logistics activities that required significant investment in time and capital to develop. We believe these facilities at full utilization give us capacity to inspect and recondition approximately 600,000 cars per year. Our proprietary inventory management system and Transportation Management System ("TMS"), combined with our expertise and experience gained from operating these facilities, position us well to continue to build out additional reconditioning and distribution centers as needed. To increase the available selection of vehicles on our website, we have also tested using third party inspection and reconditioning centers to recondition a limited portion of vehicles for our inventory.

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

Our ability to generate vehicle sales is a function of our market penetration in existing markets, the number of markets we operate in, and our ability to build and maintain our brand by offering great value, transparency and outstanding customer service. Since launching Carvana eight years ago, our growth strategy has vaulted us to being the second largest used automotive retailer in the U.S. for the year ended December 31, 2020. We plan to continue growing our vehicle unit sales, market penetration, number of markets, and complementary product revenues while enhancing competitive positioning by executing the following key elements of our growth strategy:

Increase Sales Through Further Penetration of Our Existing Markets

We believe that our markets are at an early stage of growth when measured by market penetration. Our growth continues to be driven by further market penetration in our existing markets. For the year ended December 31, 2020, our markets opened in 2013 through 2019 grew by 35%, despite the impacts of COVID-19. We plan to continue marketing and actively building our brand image and awareness in existing markets by improving our operations, opening additional vending machines, and increasing our inventory size.

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

Optimize Our Inventory Selection

We will continue to optimize and broaden the selection of vehicles we make available to our customers. Expanding our inventory selection increases the likelihood that each visitor to our site finds a vehicle that matches his or her preferences and benefits all existing markets simultaneously due to our nationally pooled inventory model. Expanding our inventory selection depends on our ability to source and acquire a sufficient number of appropriate used vehicles, including acquiring more vehicles from customers, to develop processes for effectively utilizing capacity in our IRCs, and to hire and train employees to staff these centers. As we build out additional IRCs we will shorten the distance from our inventory pools to our customers, reducing delivery times, which, all else equal, should increase conversions.

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

Continue to Enhance Our Mobile Sales Platform

We will continue investing in our mobile platform to enhance our customers’ ability to search for, research, finance, sell, and purchase vehicles entirely on mobile devices, including smartphones and tablets. According to J.D. Power 2017 New Autoshopper Study, 56% of auto research occurred on a mobile device. According to Statista, goods and services purchased via mobile devices by U.S. consumers totaled $338 billion in 2020, which accounted for 31% of total e-commerce. Growth in mobile-only sales depends on our ability to deliver an innovative, appealing mobile experience, as well as customers’ tastes for buying exclusively on mobile devices.

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

Customer Lifecycle

Search and Discovery. We have developed a mobile-optimized website, where prospective car buyers can immediately begin browsing, researching, filtering and identifying their choice from an inventory of over 31,000 total website units that we offer for sale. We have also developed a series of innovative features to enhance the customer experience on our website and enable better product discovery, such as highly engaging visual imagery and merchandising, as well as easy-to-use site navigation tools and personalization features. We also integrate with various vehicle data providers for vehicle feature and option information as a research tool to assist our customers with their purchase decisions.

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

• Financing. We preapprove thousands of down payment and monthly payment combinations that allow customers to choose their preferred financing. Our website includes unique, highly engaging, and intuitive financing tools that are transparent and demonstrate the relationship between preapproved down payment, monthly payment, and term combinations. Our innovative financing tool allows borrowers to select an exact dollar payment plan based on thousands of permutations of APR, down payment, monthly payment, and term. Our customers can obtain a financing decision in seconds generated by our proprietary credit scoring and deal structuring algorithms for every car in our inventory. This involves a short process that only requires 11 fields to be completed and will not impact customers’ credit unless they pursue a purchase and finance transaction.

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

Fulfillment. Customers can choose to have their vehicle delivered or pick up their vehicle at one of our patented vehicle vending machines. In certain markets, we can deliver cars as soon as the next day with a Carvana-uniformed employee in a branded, custom single-car hauler. Our vending machines provide an attractive and unique customer pick-up experience that many customers choose. At our vending machines, the customer deposits a Carvana-branded token into a coin slot and an automated platform selects the customer’s car from the multi-story tower and delivers it to a garage bay where the customer is waiting with a Carvana delivery advocate.

Post-sale customer support. Once customers have their car, our customer advocates manage the post-sale coordination and service call process including any claims from our standard 100-day / 4,189-mile "Worry Free Guarantee" and the seven-day return policy. Given the return rates we have seen and the cost to us of honoring the return policy, we believe the peace of mind our customers gain from our seven-day return policy supports the cost of this offering. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2020, based on over 80,000 satisfaction surveys we solicited from our inception through December 31, 2020. These positive reactions create opportunities for repeat customers and a strong referral network.

Vehicle Lifecycle

Vehicle Acquisition. We primarily acquire our used vehicle inventory directly from customers when they trade in or sell us their vehicles and through the large and liquid national used-car auction market. Acquiring directly from customers eliminates auction fees and provides more diverse vehicles. The remainder of our inventory is acquired from vehicle finance and leasing companies, rental car companies, and other suppliers. We use proprietary algorithms to determine which cars to bid on at auction and how much to bid. Our software sifts through over 100,000 vehicles per day and filters out vehicles with reported accidents, poor condition ratings, or other unacceptable attributes, and can evaluate the tens of thousands of potential vehicle purchases that remain per day, creating a competitive advantage versus in-person sourcing methods generally used by traditional dealerships. Once our algorithms have identified a suitable vehicle for purchase, bids are verified and executed by a centralized team of inventory-sourcing professionals. For vehicles sold to us through our website, we use proprietary algorithms to determine an appropriate offer. We assess vehicles on the basis of quality, inventory fit, consumer desirability, relative value, expected reconditioning costs, and vehicle location to identify what we believe represent the most in-demand and profitable vehicles to acquire for inventory. We utilize a broad range of data sources, including proprietary site data, and a variety of external data sources to support our assessments.

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

Transportation and Fulfillment. Third-party vehicle transportation is often slow, expensive, and unreliable. To address these challenges, we built an in-house auto logistics network backed by a proprietary TMS to transport our vehicles nationwide. The system is based on a "hub and spoke" model, which connects all IRCs to vending machines and hubs via our owned and leased fleet of multi-car and single car haulers. Our TMS allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. We store inventory primarily at our IRCs, and when a vehicle is sold, it is delivered directly to the customer or transported to a vending machine or hub for pick-up by the customer. Due to our robust and proprietary logistics infrastructure, we are able to offer our customers and operations team highly accurate predictions of vehicle availability, minimizing unanticipated delays, and ensuring a seamless and reliable customer experience.

Markets and Population Coverage

As of December 31, 2020, we have an established logistics network and a local marketing presence in 266 major metropolitan cities and have purchased, reconditioned, sold, and delivered approximately 587,600 vehicles since the launch of our first market in January 2013. We initially launched in Atlanta, Georgia in 2013 and have since grown our network across the United States, adding two markets in 2014, six in 2015, 12 in 2016, 23 in 2017, 41 in 2018, 61 in 2019, and 120 in 2020. As of December 31, 2020, our 266 markets serviced 73.7% of the U.S. population compared to our 146 markets as of December 31, 2019, which serviced 66.9% of the U.S. population. We calculate our population coverage as the population in our open markets at the end of the period as a percentage of the total metropolitan statistical area ("MSA") population in the U.S., based on 2015 data from the U.S. Census Bureau. We are committed to providing an honest, transparent, and customer-centric used car buying and selling experience online, which is achieved through our hub and spoke market approach. While our entire inventory of vehicles is available for sale across the United States through our own network and third party delivery services, our focus is on serving our markets and providing the best possible car buying and selling experience to our customers at a low, transparent cost. Our established logistics network and ability to deliver or pick up any car in our inventory on Carvana-branded haulers to customers within our markets allow us to provide a low-cost, simple car buying and selling experience.

Marketing

We believe our customer base is relatively similar to the overall market for used cars at average price points of our vehicles, with a slight shift toward younger customers. Our sales and marketing efforts utilize a multi-channel approach, built on a seasonality-adjusted, market-based model budget. We utilize a combination of brand building as well as direct response channels to efficiently seed and scale our local markets. Our paid advertising efforts include, but are not limited to, advertisements through national and local television, search engine marketing, inventory site listing, retargeting, organic referral, display, out-of-home, digital video, digital radio, direct mail, and branded pay-per-click channels. We believe our strong customer focus ensures customer loyalty which will drive both repeat purchases and referrals. In addition to our paid channels, we intend to attract new customers through enhancing our earned media and public relations efforts and further investing in our patented vending machines.

Customer Advocates

We have a team of in-house customer support specialists who provide assistance 13 hours per day, seven days per week to our customers located nationwide. Operating as advocates, our specialists are available to assist customers with questions that arise throughout the car buying process. These advocates are available via web chat or telephone and help customers navigate the website, answer specific questions and assist in loan verification by working with our customers to establish proof of identity, income, and insurance. We take a consultative approach with our customers, offering live support, if needed, and acting as a trusted partner to guide them through each phase of the purchase lifecycle. We are committed to providing our customers with the highest quality transaction experience and believe our advocates, who receive no commission income, are a meaningful reason why customers prefer transacting with us. The effectiveness of our model is reflected in the high ratings we receive from our customers and strong customer referrals. We focus on developing our advocates and providing them with the information and resources they need to offer exceptional customer service.

Competition

The U.S. used car marketplace is highly fragmented. There are approximately 43,000 used car dealerships in the United States according to Borrell Associates' 2017 Outlook, including approximately 27,000 independent dealerships. The largest dealer brand commands approximately 1.9% of the U.S. market and the top 100 used car retailers collectively hold approximately 9.3% market share, according to Automotive News. We believe the primary competitive factors in this market include transparency, convenience, price, selection, and vehicle quality. Our current competitors can be largely classified into the following segments:

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

• a custom-built automated photography technology system that combines high-quality photos to produce an interactive, 360-degree virtual tour of both the exterior and interior of the vehicle, and creates a 3D model of the car allowing for future innovations;

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

Organizational Structure

The following chart summarizes our organizational structure as of December 31, 2020. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:

Public Shareholders
Garcia Parties, Carvana Employees, Consultants and Directors
LLC Unitholders
Class A Shares (1)
One vote for each outstanding share of Class A common stock
100% of economic interests in Carvana Co.
Class A common stock is publicly traded
Class B Shares (1)
Voting rights only
Ten votes for each outstanding share of Class B common stock held by the Garcia Parties
One vote for each outstanding share of Class B common stock held by the other LLC Unitholders
Class B common stock is not publicly traded
LLC Units
LLC Units are not publicly traded
Economic rights only, subject to certain limited approval rights
Exchangeable for shares of Class A common stock
Carvana Co. (Sole Manager of Carvana Sub)
$1.1 billion senior unsecured notes (3)
Carvana Sub (Sole Manager of Carvana Group, LLC)
LLC Units
LLC Units are not publicly traded
Number of LLC Units held equals 1.25 times the number of outstanding shares of Class A common stock
Carvana Group, LLC
99.9%
$2.25 billion short-term revolving facilities (2)
Carvana LLC
0.1%

(1) Shares of Class A common stock and Class B common stock vote as a single class. Each outstanding share of Class A common stock is entitled to one vote on all matters to be voted on by stockholders generally. The shares of Class B common stock have no economic rights. Each share of our Class B common stock held by Ernest Garcia II, Ernest Garcia III and entities controlled by one or both of them (collectively, the "Garcia Parties") entitles its holder to ten votes on all matters to be voted on by stockholders generally for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A common units of Carvana Group ("Class A Units") and Class B common units of Carvana Group ("Class B Units") were exchanged for Class A common stock). All other shares of our Class B common stock entitle their holder to one vote per share on all matters to be voted on by stockholders generally. In accordance with the exchange agreement (the "Exchange Agreement") entered into in connection with the organizational transactions, LLC Unitholders (as defined in Note 10 — Stockholders' Equity*) are entitled to exchange LLC Units (as defined in Note 1 — Business Organization), together with shares of Class B common stock in the case of certain Class A Units, for shares of Class A common stock determined in accordance with the Exchange Agreement or, at our election, for cash.

(2) We have short-term revolving facilities with an aggregate borrowing capacity of $2.25 billion. One of the facilities is a floor plan facility used to finance our used vehicle inventory, which is secured by our vehicles, general intangibles, accounts receivable, and finance receivables. The other facilities finance our finance receivables held by wholly-owned bankruptcy remote subsidiaries by Carvana, LLC and are secured by those receivables. As of December 31, 2020, the outstanding balance under these facilities was approximately $39.8 million. See Note 9 — Debt Instruments.

(3) In October 2020, we issued an aggregate of $1.1 billion in senior unsecured notes due 2025 and 2028. The outstanding principal balance, net of unamortized debt issuance costs, was approximately $1.1 billion as of December 31, 2020. See Note 9 — Debt Instruments.

*All internal cross-references to Notes 1- 20 herein are to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Human Capital

Carvana’s mission is to change the way people buy cars, and achieving that mission will not be possible without attracting, engaging, and retaining high quality teammates who view their work as more than just a job. We believe in the importance of our employees’ satisfaction and development and we continually invest in them by further developing internal recruiting, talent development, human resources, and other teams, committees, and programs that may from time to time be supplemented by external resources, including surveys each quarter to gauge employee satisfaction.

We have developed discrete programs focused on these investments that include career paths, mentorship opportunities, promotions, training, and diversity and inclusion. These internal programs are designed to, among other things, grow our employees into leadership and management positions and foster a culture of inclusion. For example, our Carvana Communities program supports employees in creating and leading company affinity groups that are sponsored by a senior leader and designed to connect groups with a mission of support, inclusion, and connection throughout all of Carvana. Additionally, our Learning Management System provides broader access to training and development information and resources across Carvana.

We consider our relationship with our employees to be strong, and it is because of their passion and hard work that Carvana is now the second largest used automotive retailer in the U.S. As of December 31, 2020, we had over 10,400 full-time and part-time employees.

Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets, patents, and contractual provisions and restrictions on access and use of our proprietary information and technology.

We hold twelve patents, which cover our vending machine technology, photo booth, website user interface technology, and imaging technology.

We have seventeen trademark registrations, including registrations for "Carvana," the Carvana logo, and various slogans.

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

Seasonality

Used vehicle sales generally exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business. The novel coronavirus ("COVID-19") impacted used vehicle sales in the first and second quarters of 2020. The continuing impact of COVID-19 and related stimulus payments on seasonality is uncertain. See COVID-19 Update in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Item 1A "Risk Factors—Risks Related to Our Business—We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business."

Government Regulation

Industry and Vehicle Dealer Laws and Regulations

Various aspects of our business are or may be subject to U.S. federal, state, and municipal regulation. In particular, the advertising, sale, purchase, financing, and transport of used motor vehicles are highly regulated by states in which we do business and by the U.S. federal government. The regulatory bodies that regulate our business include at the federal level: the Consumer Financial Protection Bureau, the Federal Trade Commission, the United States Department of Transportation, the Occupational Health and Safety Administration, the Department of Justice, and the Federal Communications Commission; at the state level: various state dealer licensing authorities, state consumer protection agencies including state attorney general offices, and state financial regulatory agencies; and at the municipal level our business is regulated by various municipal authorities covering licensing, zoning, occupancy, and tax obligations. We are subject to compliance audits of our operations by many of these authorities.

Certain states have concluded that our activities are subject to vehicle dealer licensing laws, requiring us to maintain a used vehicle dealer license in order to conduct business in that state. In certain other states, we have elected to obtain a used vehicle dealer license to maximize operational flexibility and efficiency and invest in relationships with state regulators. We have at least one licensed facility in Alabama, Arkansas, Arizona, California, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, and Wisconsin.

Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. In addition, certain states require that finance companies in general and Carvana in particular file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. In certain other states, we have chosen to obtain such a license to invest in relationships with state regulators. We have obtained a sales finance license in Arizona, Delaware, Louisiana, Minnesota, New Mexico, New York, Pennsylvania, and Texas, an installment seller license in Florida, Maryland, Michigan, and New Jersey, and have filed consumer credit notices in Colorado, Indiana, Iowa, Kansas, Maine, Mississippi, Oklahoma, South Carolina, Utah, West Virginia, Wisconsin, and Wyoming.

Environmental Laws and Regulations

We are subject to a variety of federal, state, and local environmental laws and regulations that pertain to our operations. The regulations concern material storage, air quality, waste handling, and water pollution control. The regulations also regulate our use and operation of gasoline storage tanks, gasoline dispensing equipment, oil tanks, and paint booths among other things. Our business involves the use, handling, and disposal of hazardous materials and wastes, including motor oil, gasoline, solvents, lubricants, paints, and other substances. We manage our compliance through permitting and operational control.
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
Risk Factors Summary
The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in this section. This summary should be read in conjunction with the full description of "Risk Factors" in this section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary and the information in this section, you should consider the other information contained in this Annual Report on Form 10-K before investing in our securities.

Risks Related to Our Business
•COVID-19 and other future epidemics and public health crises;
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
•our ability to finance inspection and reconditioning centers and vending machines;
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
•the diversion of management’s attention and other disruptions associated with potential future acquisitions and strategic initiatives; and
•the legal proceedings to which we may be subject in the ordinary course of business.

Risks Related to Our Organizational Structure
•our corporate structure and the Tax Receivable Agreement; and
•status as a "controlled company".
Risks Related to Our Liquidity
•our substantial indebtedness;
•our inability to generate sufficient cash flow;
•changes in capital markets;
•the risks due to our securitizations; and
•risk retention rules.
Risks Related to Ownership of our Class A Common Stock
•the Garcia Parties control us and their interests may conflict with our or our stockholders’ interests in the future;
•dilution due to issuance of additional Class A common stock or LLC Units in the future;
•we could sell substantial blocks of our Class A common stock in the future;
•we have no intention to pay dividends on our Class A common stock;
•Delaware law and our charter may prevent stockholders from changing decisions made by management;
•we may issue shares of preferred stock in the future; and
•our internal controls over financial reporting.
General Risk Factors
•the resources required to comply with public company obligations;
•our management’s accounting judgments and estimates, as well as changes to accounting policies;
•changes in effective tax rates or review of our tax returns;
•our Class A common stock is volatile;
•negative research about our business; and
•risks related to the actions of short sellers of our Class A common stock.

Risks Related to Our Business
The COVID-19 pandemic is adversely affecting, and could continue to adversely affect, our business, operating results, financial condition and prospects.
The rapid spread of COVID-19 since late 2019 has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may further impact all or portions of our workforce and operations, the behavior of our customers, and the operations of our partners, vendors, and suppliers. While the federal and state governments have taken measures to try to contain the COVID-19 pandemic, there is considerable uncertainty regarding such measures and potential future measures. Future restrictions on our access to and utilization of our logistics and distribution network, our corporate offices, our inspection and reconditioning centers, our hubs, our vending machines, and/or our support operations or workforce, or similar limitations for our partners, vendors, or suppliers, and restrictions or disruptions of transportation, could limit our ability to conduct our business and have a material adverse effect on our business, operating results, financial condition and prospects. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and our ability to perform critical functions could be harmed.
The COVID-19 pandemic has also significantly increased economic and demand uncertainty, and has led to disruption and volatility in the global capital markets, which can increase the cost of capital and adversely impact access to capital. It is likely that the COVID-19 pandemic will continue to cause economic distress in certain sectors of the economy, and it is possible that it could cause a global recession. Decreases in consumer demand could adversely affect the market for used vehicles and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Further risks related to negative economic conditions are described in our risk factor below titled "Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues."
The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will be determined by the length of time that the pandemic continues, its effect on the demand for our vehicles, our inventory supply chain and distribution, and the capital markets, as well as the effect of governmental regulations imposed in response to the pandemic. We cannot at this time predict the ultimate impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, operating results, financial condition and prospects.

We have a history of losses and we may not achieve or maintain profitability in the future.
We have not been profitable since our inception in 2012 and had an accumulated loss of approximately $1.4 billion as of December 31, 2020. We incurred net losses of $254.7 million, $364.6 million, and $462.2 million in the years ended December 31, 2018, 2019, and 2020, respectively. We expect to make significant investments to further develop and expand our business and these investments may not result in increased revenue or growth on a timely basis or at all. In addition, as a public company, we have and will continue to incur significant legal, accounting, and other expenses. As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain profitability.
We expect to continue to incur losses as we invest in and strive to grow our business. We may incur significant losses in the future for a number of reasons, including investing in growth, slowing demand for used vehicles and our related products and services, increasing competition, weakness in the automotive retail industry generally, a decline in global financial conditions that negatively impacts economic activity and employment, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, and delays in generating revenue or profitability. If our rate of generating revenue slows, we may not be able to reduce costs in a timely manner because many of our costs are fixed. In addition, if we reduce variable costs to respond to losses, this may limit our ability to acquire customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
Our recent, rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.
In the calendar years 2018, 2019, and 2020, our revenue grew from $2.0 billion, to $3.9 billion, to $5.6 billion, respectively. For our revenues to continue to increase, we need to successfully increase our penetration in existing markets, enter new markets, acquire more customers, gain repeat customers, and expand our brand awareness. The foregoing may not happen at all or may not happen as quickly as we expect. Our failure to successfully accomplish the foregoing could harm our business, financial condition, and results of operation.
We expect that, in the future, even if our revenue increases, our rate of growth may decline. In any event, we will not be able to grow as fast or at all if we do not:
•increase the number of unique visitors to our website and the number of customers;
•further improve the quality of our product offering, features, and complementary products and services;
•introduce high quality new products, services, and features; or
•make sellable sufficient appropriate inventory with high enough quality and low enough cost to meet the increasing demand for our vehicles.
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
Our business model is based on our ability to provide customers with a transparent and simplified solution to car buying and selling that will save them time and money. Accordingly, our ability to consistently deliver a high quality experience and our reputation as a company of integrity are critical to our success. If we fail to maintain the high standards on which our reputation is built, or if an actual, or alleged failure of these standards occurs that damages this reputation, it could adversely affect consumer trust and demand and have a material adverse effect on our business, sales, and results of operations. Even the perception of a decrease in the quality of our customer service or brand could impact results. Our high rate of growth, the operationally intensive aspect of our offering, and the nature of automotive retail that necessitates the use of third-party vendors and systems to complete certain ancillary parts of the customer transaction (e.g. vehicle inspections, submitting title and registration paperwork to state entities) makes maintaining the quality of our customer experience a particularly difficult challenge.

Irrespective of their validity, complaints or negative publicity—about our business practices, our marketing, and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to users, our cybersecurity measures and privacy practices and other aspects of our business—could diminish customer confidence in our platform and adversely affect our brand. The growing use of social media increases the speed with which information, misinformation, and opinions can be shared and thus the speed with which our reputation can be affected. If we fail to correct or mitigate misinformation or negative information about us, the vehicles we offer to sell or purchase, our customer experience, or any aspect of our brand, including information spread through social media or traditional media channels, it could have a material adverse effect on our business, sales, and results of operations.
Our operating history and historical reliance on DriveTime systems and services make it difficult to evaluate our current business and future prospects.
We launched our first market in 2013 and do not have a long history operating as a commercial company. In addition, we have only operated independently of DriveTime since November 1, 2014, and, following our spinoff from DriveTime, we remained dependent on DriveTime for a number of important operations, including locations for certain of our inspection and reconditioning centers ("IRCs"), vehicle inventory purchasing, and a number of administrative services. While many services historically provided by DriveTime are now provided by other vendors or have been brought in house we continue to utilize DriveTime for certain services. Due to this and other factors, our operating results are not predictable and our historical results may not be indicative of our future results.
We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business.
We expect our quarterly results of operations, including our revenue, gross profit, and profitability, if any, and cash flow to vary significantly in the future based in part on, among other things, consumers’ car-buying patterns. Used vehicle sales exhibit seasonality with sales typically peaking late in the first calendar quarter (coinciding with the time when the federal government issues tax refunds) and diminishing through the rest of the year, with the lowest relative level of sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our sales patterns to date have been different from the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used-vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Historically, this has led our gross profit per unit to be higher on average in the first half of the year than in the second half of the year. Other factors that may cause our quarterly results to fluctuate include, without limitation:
•potential COVID-19 related stimulus payments;
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
For example, DriveTime built certain of our IRCs in Georgia, Texas, Ohio, Tennessee, and New Jersey and is now our landlord at many such sites. Verde Investments, Inc. ("Verde"), an affiliate of DriveTime, formerly leased to us our Arizona IRC and sold it to us in 2020. If we are unable to time-efficiently and cost-effectively construct or acquire additional IRCs in the future, our production capacity may not be sufficient to satisfy customer demand. In addition, we lease certain of our hubs from DriveTime. If we cannot similarly lease space for new hubs or IRCs from DriveTime at prices consistent with their historical prices, or at all, we may not be able to expand production or penetration into markets as quickly as we have historically and we may incur additional costs in such expansion.
We continue to periodically engage DriveTime, its affiliates, and other entities controlled by our controlling shareholder to provide us with certain services, including the administration of certain VSCs, GAP waiver coverage, and other related products sold to our customers. We also continue to utilize DriveTime for certain information technology systems and services. For example, we rely on DriveTime’s inventory management system to support our revenue recognition process. Should DriveTime fail to adequately perform any of these services or maintain these systems on terms or at prices consistent with their historical prices, or at all, our financial condition and results of operations may be adversely affected.
Additionally, DriveTime has in the past and may in the future purchase or sell certain vehicles or automotive finance receivables from or to us. However, there can be no assurance that they will do so on the same or similar terms, or at all. As a result, our historical results may not be reflected in our future results.
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

Our competitors may also develop and market new technologies that render our existing or future business model, products and services less competitive, unmarketable or obsolete. For example, rideshare services, such as Uber and Lyft, are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles we sell, particularly if urbanization increases. Technology is currently being developed to produce automated, driverless vehicles that could reduce the demand for, or replace, traditional vehicles including the used vehicles that we sell. In addition, if our competitors develop business models, products or services with similar or superior functionality to our solutions, it may adversely impact our business.
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
Our business is dependent upon access to desirable vehicle inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, or other factors, could have a material adverse effect on our business, sales, and results of operations.
We acquire vehicles for sale through numerous sources, including directly from consumers, from wholesale auctions, and from other retailers. There can be no assurance that the supply of desirable used vehicles will be sufficient to meet our needs. A reduction in the availability of or access to sources of desirable inventory could have a material adverse effect on our business, sales and results of operations.
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
We provide financing to customers and typically sell the receivables related to the financing contract. For example, we have entered into various arrangements to sell automotive finance receivables that we originate, including through securitizations and fixed pool loan sales to financing partners, and plan to enter into new arrangements in the future. If we are no longer able to sell receivables to our financing partners for a variety of reasons, including because we reached our capacity under these or future arrangements, our financing partners exercised constructive or other termination rights before we reached capacity or we reached the scheduled expiration date of the commitment, and we are not able to enter into new arrangements on similar terms, we may not have adequate liquidity and our business, financial condition, and results of operations may be adversely affected. Furthermore, if our financing partners cease to purchase these receivables, we could be subject to the risk that some of these receivables are not paid when due and we are forced to incur unexpected asset write-offs and bad-debt expense.

We depend on the sale of automotive finance receivables for a substantial portion of our gross profit.
In connection with the sale of used vehicles, many of our customers use our financing services to finance a portion of the purchase price of their vehicle. The prices we are able to charge for finance receivables that we sell are based on a variety of factors, including the terms and credit risk associated with the automotive finance receivables, the relationship between the interest rates we quoted the customer at the time they priced their financing and market and projected interest rates at the time we sell the finance receivables, the historical credit performance of the finance receivables we sell, the financing partner and securitization purchaser demand and other factors. If these variables or others were to change, we might be required to reduce our sale prices on finance receivables, sell fewer of them, or both, which could reduce our gains on sales of finance receivables. Any material reduction in our interest rate spread or gains on sale of finance receivables could have a material adverse effect on our business, results, of operations, and financial condition. Furthermore, customers may elect to finance their vehicle purchases through other parties who may be able to offer more attractive terms, in which case we would lose a source of what has historically been a significant portion of our gross profit.
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
We believe that an important component of our growth will be the growth of visitors to our website. Because we are a consumer brand, we rely heavily on marketing and advertising to increase brand visibility with potential customers. We currently advertise through a blend of brand and direct advertising channels with the goal of increasing the strength, recognition, and trust in the Carvana brand and driving more unique visitors to our website. We recorded expenses of approximately $111.2 million, $204.0 million, and $286.4 million on advertising in the years ended December 31, 2018, December 31, 2019, and December 31, 2020, respectively.
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
We are subject to a wide range of evolving federal, state, and local laws and regulations, many of which may have limited to no interpretation precedent as it relates to our business model. Our sale and purchase of used vehicles and related activities, including the sale of complementary products and services, are subject to state and local licensing requirements, state laws, regulations, and systems and process requirements related to title and registration, state laws regulating the sale of motor vehicles and related products and services, federal and state laws regulating advertising of motor vehicles and related products and services, and federal and state consumer protection laws prohibiting unfair, deceptive or misleading practices toward consumers. Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety. The financing we offer to customers is subject to state licensing laws and to federal and state laws regulating the advertising and provision of consumer finance options, the collection of consumer credit and financial information, along with requirements related to online payments and electronic funds transfers. Regulators in jurisdictions where our customers reside but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations, and may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations. In the future, we may engage in different business activities or make changes to our business model that subject us to further state and federal regulation.

Our logistics operations, which we depend on to transport vehicles to and from auctions, our IRCs, our vending machines, our hubs and our customers, are subject to regulation by the DOT and by the states through which our vehicles travel. Transport vehicle dimensions, transport vehicle conditions, driver motor vehicle record history, driver alcohol and drug testing, and driver hours of service are also subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, condition, trailer length and configuration, methods of measurement, driver qualifications, or driver hours of service would increase our operating expenses and may adversely affect our financial condition, operating results, and cash flows. If we fail to comply with the DOT regulations or if those regulations become more stringent, we could be subject to increased inspections, audits, or compliance burdens. Regulatory authorities could take remedial action including imposing fines, suspending, or shutting down our in-house transportation operations. If any of these events occur, our financial condition, operating results, and cash flows would be adversely affected.
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
This description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change. For additional information regarding government regulations and compliance matters we are subject to, see Item 1 "Business—Government Regulation".
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future regulations and laws could impede the growth of the internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, online payments and funds transfers, privacy, cybersecurity, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, unencumbered internet access to our services and the design and operation of websites. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. Unfavorable interpretation or enforcement of regulations and laws, or newly promulgated unfavorable regulations and laws, could diminish the demand for used vehicles and complementary products and services and increase our cost of doing business.
Our ability to grow our complementary product and service offerings may be limited, which could negatively impact our growth rate, revenues and financial performance.
If we introduce new or expand existing offerings for our platform, such as services or products involving other inventory sources, new vehicles, trade-ins, financing, various forms of insurance related to vehicle condition, property and casualty, or other insurance products customarily sold by traditional insurance companies, subscription services, shipping services, deficiency waivers, customized accessories, leasing or maintenance, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish new service or product offerings, we expect to incur significant expenses and face various other challenges, such as expanding our customer advocate and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these complementary products and services to consumers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams. Any of these risks, if realized, could adversely affect our business and results of operations.
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
Decreases in consumer demand could adversely affect the market for used vehicles and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of used vehicle sales in the United States decreased from approximately 41.4 million in 2007 to approximately 35.5 million in 2009, according to CNW Research Retail Automotive Summary. Purchases of new and used vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including the COVID-19 pandemic, rising interest rates, the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased regulation and increased unemployment. Increased environmental regulation has made, and may in the future make, used vehicles more expensive and less desirable for consumers. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including urbanization, global supply chain challenges and other macroeconomic issues. For example, rideshare services, such as Uber and Lyft, are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles we sell, particularly if urbanization increases. Additionally, new technologies such as autonomous driving software have the potential to change the dynamics of vehicle ownership in the future. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
The current geographic concentration where we provide services creates an exposure to severe weather, local economies, regional downturns, or catastrophic occurrences that may materially adversely affect our financial condition and results of operations.
As of December 31, 2020, we conduct business through eleven IRCs located in Arizona, Arkansas, Florida, Georgia, Indiana, New Jersey, North Carolina, Ohio, Tennessee, and Texas, managing fulfillment to 266 metropolitan areas across most of the United States. We hold the majority of our inventory at these eleven locations. Our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns and other unforeseen events or circumstances in those regions. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory and delays in the delivery of vehicles to our IRCs, hubs, vending machines, or customers.
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

Our business exposes us to an inherent risk of potential liability claims. Although we maintain liability insurance for our directors and officers, auto and general liability, loss due to cybersecurity incidents, damage to property, and various other policies, the coverage limits of these policies may not be adequate to cover all future claims. We may be unable to maintain sufficient liability or other commercial insurance on acceptable terms or at reasonable costs, and this insurance may not provide us with adequate coverage against potential liabilities. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition and results of operations. A liability claim, regardless of its merit or eventual outcome, could result in substantial costs to us, a substantial diversion of management attention and adverse publicity. A liability claim could also harm our reputation and result in a decline in revenues and an increase in expenses.

We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If such capital is not available to us, our business, operating results, and financial condition may be harmed.
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, build and maintain our inventory of quality used vehicles, develop new products or services (including vehicle-financing services) or further improve existing products and services, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. For example, the indentures governing our 2025 and 2028 Notes limit our ability and certain of our subsidiaries’ ability to, among other things, incur additional debt or issue preferred stock, create liens, pay dividends and make other distributions, redeem or repurchase stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Senior Unsecured Notes."
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
We rely on agreements with lenders to finance our vehicle inventory purchases. If we fail to maintain adequate relationships with such lenders, we may be unable to maintain sufficient inventory, which would adversely affect our business and results of operations.
We rely on agreements with lenders to finance our vehicle inventory purchases. If we are unable to extend the agreements on favorable terms or at all, or if the agreements expire and are not renewed, our inventory supply may decline, resulting in fewer vehicles available for sale on our website. For example, our agreement with Ally matures in March 2023 and may be extended for an additional period at Ally’s sole discretion. If we are unable to renew the facility with Ally or find a satisfactory replacement, whether because of our financial and operating performance or for other reasons, our ability to acquire inventory would be adversely affected. New funding arrangements may be at higher interest rates or other less favorable terms. These financing risks, in addition to rising interest rates and changes in market conditions, if realized, could negatively impact our results of operations and financial condition.
Errors in our contracts with our customers could render them unenforceable or ineligible for sale. If we have already sold contracts with errors in them, we could be required to repurchase them.
We enter into purchase agreements, buyer’s orders, retail installment contracts and other contracts with our customers that are generated automatically based upon information the customer enters into our website. The contracts are intended to comply with the applicable consumer lending and other commercial and legal requirements of the relevant jurisdictions. We face the risk, however, that the auto-generated forms may inadvertently contain errors or omissions or otherwise fail to comply with applicable regulations in a manner that would render such contracts unenforceable. For example, most jurisdictions impose a maximum interest rate cap that we can charge our customers. If we exceed the relevant cap, our retail installment contracts in such jurisdiction may be unenforceable, and in some instances, we may be required to pay damages or repay any financing charges previously collected. If a significant number of our retail installment contracts are rendered unenforceable, our financial condition and results of operations may be adversely affected.
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
We lease or finance certain real estate on which we construct and operate some of our IRCs and vending machines. Because of potential difficulties finding a replacement tenant, some landlords will have concerns leasing and some lenders will have concerns financing to a tenant like us. Consequently, some landlords or lenders may offer unfavorable leasing or financing terms or may not be willing to lease or finance the sites we pursue. Similarly, sites we wish to purchase for the construction or operation of our IRCs and vending machines may have similar constraints. If we are required to enter into inflexible or expensive leases, financing, or purchase agreements to construct and operate our IRCs and vending machines, our financial condition and results of operations may be adversely affected.
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
We currently rely on agreements with lenders or institutional real estate investors to finance certain vending machines and IRCs, and may in the future rely on agreements with lenders or investors to finance real estate capital expenditures, including additional inspection and reconditioning centers and vending machines. If we are unable to enter into new financing agreements for such assets on favorable terms or at all, whether because of our financial and operating performance or for other reasons, our ability to construct and operate additional IRCs and vending machines would be adversely affected. New funding arrangements may be at higher interest rates than historical real estate financing or contain other less favorable terms. If realized, these financing risks, in addition to rising interest rates and changes in market conditions, could negatively impact our results of operations and financial condition.
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
We are subject to numerous and rapidly evolving federal, state, and local laws regarding privacy, cybersecurity and the collection, use, and disclosure of personal information and other data. The laws are subject to differing interpretations, and both the laws and their interpretations are often inconsistent across jurisdictions. We are also subject to contractual requirements and others’ privacy policies that govern how we use and protect personal information and other data. They may be costly to comply with, and may conflict with other rules. These obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. New regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy- or cybersecurity-related obligations to consumers, employees, or other third parties, or our privacy- or cybersecurity-related legal obligations, or any compromise generally of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other customer or employee data, may result in governmental enforcement actions, litigation, provision of required notifications to consumers or public statements against us by consumer advocacy groups or others and could cause consumers, employees, vendors, securitization or real estate investors, and receivable or real estate financing partners to lose trust in us, which could have an adverse effect on our business. If third-party service providers, developers, or other parties that we work with violate applicable laws, contractual assurances with us, or our policies, such violations may also put consumers’, employees’, third-party service providers’, or receivable financing partners’ information at risk and could in turn harm our reputation, business, and operating results.

A significant disruption in service on our website could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results, and financial condition.
Our brand, reputation, and ability to attract consumers depend on the reliable performance of our website and the supporting systems, technology, and infrastructure. We may experience significant interruptions to our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, computer viruses, or physical or electronic break-ins, including from ransomware or distributed denial of service attacks could limit the availability of our inventory on our website and prevent or inhibit consumers from accessing our website. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.
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
Any errors, defects, disruptions, or other performance or reliability problems with our network operations could interrupt our customers’ physical or electronic access to our inventory and our access to data that drives our inventory purchase operations as well as cause delays and additional expense in arranging access to new facilities and services, any of which could harm our reputation, business, operating results, and financial condition.
Failure to adequately protect our intellectual property, technology, and confidential information could reduce our competitiveness and harm our business and operating results.
Our business depends on our intellectual property, technology, and confidential information, the protection of which is crucial to the success of our business. For example, we have developed proprietary algorithms to price the vehicles we purchase and sell, to determine the financing terms we offer customers, and to power our in-house logistics network. Our intellectual property also includes, but is not limited to: inventions (whether or not patentable), the content of our website, mobile applications, registered domain names, our photography technology, and our vending machine design and technology. We rely on a combination of patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect these algorithms and our other intellectual property, technology, and confidential information. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring certain of our employees and consultants to enter into confidentiality and invention assignment agreements and certain third parties to enter into nondisclosure agreements. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by the employees and consultants. In addition, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software, and functionality, or to obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also limit the scope of our rights and inhibit us from preventing others from using our technology.

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
Our success depends in part on not infringing the patents or violating the other proprietary rights of others. Intellectual property disputes can be costly to settle or defend and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent rights occurs in the e-commerce industry. Whether merited or not, it is possible that U.S. patents and pending patent applications controlled by third parties may be alleged to cover our products and activities. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain patents that prevent, limit, or otherwise interfere with our ability to use our technology or processes that are necessary to operate our business. Our competitors may have one or more patents for which they can threaten or initiate patent infringement actions against us or any of our suppliers. Our ability to defend ourselves or our suppliers may be limited by our financial and human resources, the availability of reasonable defenses, and the ultimate acceptance of our defenses by the courts or juries. Furthermore, if such patents are successfully asserted against us, this may result in an adverse impact on our business, including injunctions, damages, and attorneys’ fees. From time to time and in the ordinary course of business, we may develop non-infringement or invalidity positions with respect to the patents of others, which may not be accepted by a judge or jury if such patents were asserted against us.
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
The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved, our potential expansion into new business lines and technologies, and the uncertainty of litigation significantly increase the risks related to any patent litigation. Furthermore, as the number of participants in our industry grows, the possibility of intellectual property infringement claims against us increases. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management and other resources from our core business and harm our reputation. Any potential intellectual property litigation also could force us to do one or more of the following:
•stop using the technology, content, branding or processes that use the disputed intellectual property necessary to operate our business and sell our products;
•obtain a license from the intellectual property owner to continue using technology or processes necessary to operate our business or sell our products, which license may require substantial royalty payments and may not be available on commercially reasonable terms, or at all;
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
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our key employees or senior management, including our Chief Executive Officer, Ernest Garcia III, our Chief Financial Officer, Mark Jenkins, and our Chief Operating Officer, Benjamin Huston, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.
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
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and otherwise harm our business. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the write-off of goodwill, any of which could harm our financial condition. Any of these risks, if realized, could materially and adversely affect our business, financial condition, and results of operations.
We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are unfavorable to us, it could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to various litigation matters from time to time, which could have a material adverse effect on our business, results of operations and financial condition. Legal claims could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, laws governing motor vehicle dealers, intellectual property laws, privacy laws, labor and employment laws, securities laws, employee benefit laws, tax laws, and tort laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business.

Risks Related to Our Organizational Structure
Our principal asset is our indirect interest in Carvana Group, and, accordingly, we depend on distributions from Carvana Group to pay our taxes and expenses, including payments under the 2025 and 2028 Notes and Tax Receivable Agreement. Carvana Group’s ability to make such distributions may be subject to various limitations and restrictions.
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
Taxes. Carvana Group is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income of Carvana Group is allocated to the LLC Unitholders, including Carvana Sub, our wholly owned subsidiary. Accordingly, we incur income taxes on our allocable share of any net taxable income of Carvana Group. Under the terms of the LLC Agreement (as defined in Note 1—Business Organization), Carvana Group is obligated to make tax distributions to LLC Unitholders, including us.
Debt obligations. We have payment obligations under our 2025 and 2028 Notes (detailed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 9—Debt Instruments—Long Term Debt). Under the terms of the LLC Agreement, Carvana Group is obligated to make distributions to us for the payment of obligations under these notes.
Operating expenses and other expenses. We also incur expenses related to our operations, including payments under the Tax Receivable Agreement (as defined in Note 14—Income Taxes). Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we may realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Under the terms of the LLC Agreement, Carvana Group is obligated to make distributions to us for our payment obligations under the Tax Receivable Agreement.
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
Our ability to realize the tax benefits that we currently expect to be available as a result of the increases in tax basis created by any future exchanges of LLC Units (together with shares of our Class B common stock in the case of certain Class A Units) for our Class A common stock, the payments made pursuant to the Tax Receivable Agreement, and the interest deductions imputed under the Tax Receivable Agreement all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no changes in applicable law or regulations. For example, the reduction in corporate tax rates pursuant to the 2017 changes in U.S. federal income tax law has the effect of reducing the expected value of the tax benefits we realize as a result of the increase in our proportionate share of the existing tax basis of the assets of Carvana Group arising from future exchanges of LLC Units held by an LLC Unitholder for shares of our Class A common stock or cash. The reduction in the value of such tax benefits is expected to have two primary consequences—it reduces the cash payments we expect to be required to make pursuant to the Tax Receivable Agreement and it reduces the expected value to us of the 15% of the amount of such tax benefits that we will retain pursuant to the Tax Receivable Agreement. Additionally, if our actual taxable income were insufficient or there were additional adverse changes in applicable laws or regulations, we may be further unable to realize all or a portion of the expected tax benefits and our cash flows and stockholders’ equity could be negatively affected.
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
As of December 31, 2020, we had outstanding, on a consolidated basis (1) $1.1 billion aggregate principal amount of our 2025 and 2028 Notes, (2) $39.8 million aggregate principal amount of borrowings under our amended and restated vehicle inventory financing and security agreement with Ally Financial, dated as of September 29, 2020 (the "Floor Plan Facility") and the Finance Receivable Facilities (as defined below), (3) $110.0 million aggregate principal amount of indebtedness represented by our finance lease agreements between us and providers of equipment financing, (4) $25.2 million aggregate principal amount of indebtedness represented by our promissory note agreements between us and providers of equipment financing, and (5) an outstanding balance of $81.3 million relating to secured borrowing facility through which we finance certain retained beneficial interests in our securitizations. Also, as of December 31, 2020, we had, on a consolidated basis, $387.4 million of other long-term debt related to our sale leaseback transactions. Our substantial indebtedness could have significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our current and future indebtedness, including our 2025 and 2028 Notes and Floor Plan Facility;
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
On November 30, 2020, the ICE Benchmark Administration Limited, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period for the phaseout of LIBOR to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts or enter into new ones and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.

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
Although we successfully completed four securitizations in 2019 and two securitizations in 2020, we can give no assurances that we will be able to complete additional securitizations if the securitization markets become constrained. In addition, the value of any securities that we may retain in our securitizations, including securities retained to comply with the Risk Retention Rules (defined below), might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or the financial markets. If it is not possible or economical for us to securitize our automobile finance receivables in the future, we would need to seek alternative financing to support our operations and to meet our existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our results of operations, financial condition, and liquidity.
Risk retention rules may increase our compliance costs, limit our liquidity and otherwise adversely affect our operating results.
Effective as of December 24, 2016, "risk retention" rules promulgated by U.S. federal regulators under the Dodd-Frank Act (the "Risk Retention Rules") require a "securitizer" or "sponsor" of a securitization transaction to retain, directly or through a "majority-owned affiliate" (each defined in the Risk Retention Rules), in one or more prescribed forms, at least 5% of the credit risk of the securitized assets. For the securitization transactions for which we have acted as "sponsor," we have sought and will likely continue to seek to satisfy the Risk Retention Rules by retaining a "vertical interest" (as defined in the Risk Retention Rules) through either a majority-owned affiliate (MOA) or directly on our balance sheet. In addition, we have and will likely continue to enter into arrangements to finance or monetize a portion of the retained credit risk in one or more prescribed forms under the Risk Retention Rules. In addition to the discussion in this section, see Note 2 — Summary of Significant Accounting Policies and Note 8 — Securitizations and Variable Interest Entities.
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
The Garcia Parties together hold approximately 90% of the voting power of our outstanding capital stock through their beneficial ownership of our Class A and Class B common stock as of December 31, 2020. The Garcia Parties are entitled to ten votes per share of Class B common stock they beneficially own, for so long as the Garcia Parties maintain, in the aggregate, direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A Units were exchanged for Class A common stock). Our Class A common stock has one vote per share. So long as the Garcia Parties continue to beneficially own a sufficient number of shares of Class B common stock, even if they beneficially own significantly less than 50% of the shares of our outstanding capital stock, the Garcia Parties will continue to be able to effectively control our decisions. For example, if the Garcia Parties hold Class B common stock amounting to 25% of our outstanding capital stock, they would collectively control 77% of the voting power of our capital stock.
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
Under the Exchange Agreement. LLC Unitholders may require Carvana Group to redeem all or a portion of their LLC Units in exchange for, at our election, (1) a cash payment by Carvana Group or (2) newly issued shares of Class A common stock, in each case in accordance with the terms and conditions of the Exchange Agreement. The LLC Agreement authorizes Carvana Group to issue additional LLC Units whether in connection with an acquisition or otherwise. We have entered into a Registration Rights Agreement with certain LLC Unitholders that would require us to register shares issued to them, and we may enter into similar agreements in the future.
Under the 2017 Omnibus Incentive Plan. We have reserved 14.0 million shares of Class A common stock for issuance under our 2017 Incentive Plan (as defined in Note 12 — Equity-Based Compensation). As of December 31, 2020 we have granted 2.4 million restricted stock awards and units and options to purchase 1.6 million shares of Class A common stock to certain consultants, directors, and employees. After considering the granted and forfeited awards as well as the 555,556 shares purchased by Ernest Garcia III in the equity offering completed in April 2020, we have 9.8 million shares of Class A common stock available for future issuance under our 2017 Incentive Plan as of December 31, 2020.
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
The price of our Class A common stock could decline if there are substantial sales of our Class A common stock (including sales of Class A common stock issuable upon exchange of LLC Units), particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our Class A common stock available for sale. As of December 31, 2020, we have 76.5 million shares of our Class A common stock outstanding. All of the shares of Class A common stock sold in our IPO and the follow-on offerings in April 2018, May 2019, April 2020, and May 2020 are available for sale in the public market. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.
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
General Risk Factors
The obligations associated with being a public company require significant resources and management attention, and we have and will continue to incur increased costs as a result of being a public company.
As a public company, we face increased legal, accounting, administrative, and other costs and expenses. We have incurred and expect to continue to incur significant costs related to operating as a public company. We are subject to the Securities Exchange Act of 1934, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board, and the listing requirements of the NYSE, each of which imposes additional reporting and other obligations on public companies.
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
•pandemics, including COVID-19, and other crises or disasters;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Corporate Headquarters. We lease approximately 610,000 square feet of office space for our corporate headquarters at various locations in Tempe and Scottsdale, Arizona.

Other Facilities. We recondition, photograph, and store inventory at our IRCs, each of which is leased under either an operating lease or sale and leaseback transaction. Excluding unopened properties, we have IRCs in Winder, GA; Delanco, NJ;

Blue Mound, TX; Tolleson, AZ; Greenfield, IN: Euclid, OH; Nashville, TN; Concord, NC: Heath, OH: Haines City, FL; and West Memphis, AR.

We use vending machines and hubs to deliver cars to customers. With the exception of a hub in Alabama, vending machines in Pittsburgh and Atlanta, and assorted properties under construction, all of these locations are leased through an operating lease or a sale leaseback agreement accounted for as a finance transaction.

List of states with at least one hub or vending machine (excludes properties under construction)
Alabama Arizona Arkansas California Colorado Connecticut Florida Georgia	Illinois Indiana Kansas Kentucky Louisiana Maryland Massachusetts Michigan	Minnesota Missouri Nevada New Jersey New Mexico New York North Carolina Ohio	Oklahoma Pennsylvania South Carolina Tennessee Texas Utah Virginia Wisconsin

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

Holders of Record

We are authorized to issue up to 500,000,000 shares of Class A common stock, up to 125,000,000 shares of Class B common stock and up to 50,000,000 shares of preferred stock. As of February 19, 2021, there were 61 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in "street name" accounts through brokers, banks, and other financial institutions. As of February 19, 2021, there were 8 shareholders of record of our Class B common stock.

Dividend Policy

We have not declared or paid any cash dividends on our Class A common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future. Holders of our Class B common stock are not entitled to receive dividends.

Stock Performance Graph

The following graph compares the total shareholder return from April 28, 2017, the date on which our Class A common shares commenced trading on the NYSE, through December 31, 2020 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index ("S&P 500") and (iii) the Standard and Poor's 500 Retailing Index ("S&P 500

Retailing Index"), assuming an initial investment of $100 on April 28, 2017 including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

Comparison of CVNA Cumulative Total Return Since IPO
$2,500
$2,000
$1,500
$1,000
$500
$—
4/28/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
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

There were no unregistered sales of equity during the year ended December 31, 2020, except as otherwise previously reported.

During the year ended December 31, 2020, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged 9.1 million LLC Units and 5.6 million shares of Class B common stock for 7.3 million shares of Class A common stock. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the following selected financial data in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share and selected other data)
Consolidated Statements of Operations Data:
Net sales and operating revenues	$5,586,565	$3,939,896	$1,955,467	$858,870	$365,148
Gross profit	$793,765	$506,414	$196,709	$68,091	$19,197
Net loss	$(462,222)	$(364,639)	$(254,745)	$(164,316)	$(93,112)

Net loss per share of Class A common stock, basic and diluted (1)	$(2.63)	$(2.45)	$(2.03)	$(1.31)	$(0.68)

Selected Other Data:
Number of markets at period end	266	146	85	44	21
Retail units sold	244,111	177,549	94,108	44,252	18,761
Total gross profit per unit	$3,252	$2,852	$2,090	$1,539	$1,023

Consolidated Balance Sheets Data (at period end):
Total assets	$3,034,531	$2,057,748	$991,013	$641,137	$335,833
Short-term revolving facilities	$39,820	$568,840	$196,963	$248,792	$165,313
Long-term debt	$1,682,499	$931,791	$436,482	$53,600	$5,461
Class A Convertible Preferred Stock	$—	$—	$—	$97,127	$—
(1) Amounts for periods prior to the initial public offering have been retrospectively adjusted to give effect to 15.0 million shares of Class A common stock issued in the initial public offering and the associated organizational transactions.

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

COVID-19 Update

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic, and a number of state and local government authorities issued shelter in place and stay at home orders which negatively impacted our operations and the demand for used vehicles during the first half of 2020. During the second quarter of 2020 we began to see a recovery in general market conditions, and demand for used vehicles increased across our network, resulting in a 25%, 39% and 43% increase in our used vehicle sales during the second, third and fourth quarters of 2020 compared to 2019, respectively. We believe we have been relatively successful in navigating the impact of COVID-19 on our business to date and believe our business model makes us well-positioned to scale up and down to meet expected customer demand during and after the current COVID-19 pandemic.

Our most important priority continues to be the well-being of our employees and customers. We have taken several steps to provide a safe and healthy working environment. In addition, we believe our online sales model, which allows customers to buy a car without ever coming into physical contact with another person, is the safest way to buy a car.

There are ongoing related risks to our business that depend on future developments related to the continuously evolving COVID-19 pandemic. Please see the “Results of Operations” section of this Item below and certain risk factors described in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K, particularly the first risk factor included there, for more detailed descriptions of the impacts and risks to our business.

We will continue to evaluate the nature and extent of the impact to our business and our results of operations and financial condition as conditions evolve as a result of the COVID-19 pandemic.

Used Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the year ended December 31, 2020, the number of vehicles we sold to retail customers grew by 37.5% to 244,111, compared to 177,549 in the year ended December 31, 2019. During the year ended December 31, 2019, our retail units sold grew by 88.7% to 177,549, compared to 94,108 in the year ended December 31, 2018. Our used vehicle sales were negatively impacted at the onset of COVID-19 in the United States but have rebounded since then. We expect our used vehicle sales could be negatively impacted in future periods as a result of the continued economic impacts of the COVID-19 pandemic.

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

Our expansion model has enabled us to increase our rate of market openings in each of the past eight years. After opening Atlanta, Georgia in 2013, we opened two markets in 2014, six in 2015, 12 in 2016, 23 in 2017, 41 in 2018, 61 in 2019, and 120 in 2020, bringing our total number of markets to 266 as of December 31, 2020. Our 120 market openings during 2020 increased the total percentage of the U.S. population serviced in our markets to 73.7% as of December 31, 2020 from 66.9% as of December 31, 2019. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan. In light of the ongoing COVID-19 pandemic, we plan to continually evaluate consumer demand and our operational capacity to determine our market opening and vending machine launch strategy.

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

Market Cohorts

Many of our markets are in a nascent stage, making company-wide measures potentially less informative than measurements of more seasoned markets. The majority of our markets opened in 2019 and 2020. The graphs below provide alternative metrics related to unit sales performance and customer acquisition costs, examining our progress based on when we commenced operations in the market.

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

While COVID-19 and its related effects significantly impacted our company and industry this year, we have seen rapid growth in our cohorts following the initial wave of the pandemic. In the fourth quarter of 2020, our 2013-2019 cohorts grew retail units sold by 40%, and our oldest cohort of Atlanta grew by 12%, despite a year-over-year reduction in industry-wide used vehicles sales and the absence of a Cyber Monday promotion. In the month of December, our 2013-2019 cohorts grew by nearly 50%, and our oldest cohort of Atlanta grew by 24%.

The growth in our cohorts came despite significant supply chain constraints. Strong retail unit growth and increased COVID-19 cases around the country led to continued constraints in the fourth quarter of 2020. While production was our largest constraint, our accelerated growth in December also exacerbated constraints in our logistics network, leading to increased average delivery times year-over-year. We believe returning to normalized available inventory and delivery time levels would have had a significant positive impact on growth in the fourth quarter of 2020.

As of the fourth quarter of 2020, more than 90% of our 266 markets are ramping faster than Atlanta at the same age, and 101, 28, and 7 markets have now crossed the milestones of 1.0%, 1.5%, and 2.0% market penetration, respectively, an increase from 23, 7, and 2, respectively last year. As in past years, we generally continue to see similar trends across markets, including newer markets, smaller markets, and more proximate markets ramping even faster than average.

The following graphs present market penetration and customer acquisition costs by cohort as a time series by quarters in operation. Markets are first grouped into cohorts based on the year in which they began local delivery operations, and then data is aligned by first-quarter-in-operation results; however we only display data for periods in which all markets were active. For example, the 2020 cohort presented below is a single quarterly data point as of December 31, 2020 because markets that opened in the fourth quarter of 2020 have only been open for a single quarter. We chose this approach because it avoids a number of base-effect distortions that can occur by including periods in which not all markets were open.

Our market penetration chart provides a way to measure our retail unit sold growth in market cohorts controlling for differences in population across cohorts, but it does not adjust for changes in total used vehicle industry sales in a period. Industry-wide used vehicle sales data is known to be imperfect, with impacts from variable registration requirements and timing, incomplete geographic coverage, and lack of uniform data on independent dealers and peer-to-peer transactions among the challenges. Changes in industry sales were particularly impactful in 2020 given the significant variability in industry sales throughout the year.

Market Penetration by Cohort
Est. Market Penetration
2.00%
1.00%
—%
2.34%
1.48%
1.00%
0.76%
0.72%
0.61%
0.38%
0.77%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32
Quarters in Operation
2013 Cohort
2014 Cohort
2015 Cohort
2016 Cohort
2017 Cohort
2018 Cohort
2019 Cohort
2020 Cohort

During 2020, we sold 11,936 retail units in our 2013 cohort, 6,635 in our 2014 cohort, 22,822 in our 2015 cohort, 28,993 in our 2016 cohort, 62,103 in our 2017 cohort, 42,679 in our 2018 cohort, 22,344 in our 2019 cohort, and 11,313 in our 2020 cohort. We sold 35,286 retail units out-of-market, which primarily consist of retail units sold in smaller cities and towns around our core markets. Production costs of television campaigns and advertising costs outside of our markets, including pre-opening advertising costs and the portion of national television advertising representative of the population not served by an open market, totaled $58.5 million, $48.4 million, and $35.7 million during the years ended December 31, 2020, 2019, and 2018, respectively. We expect out-of-market sales and advertising to decline as a percent of total unit sales and advertising costs as we open more markets.

Our advertising expense per retail unit chart provides a way to measure advertising leverage in our market cohorts over time. The data in the chart shows total cohort advertising expense, including advertising focused on buying cars from customers, divided by retail units sold in each cohort. All of our cohorts levered advertising expense per retail unit meaningfully year over year in the fourth quarter of 2020, despite the headwinds described earlier in this section. In addition, a significant portion of our advertising budget and operational capacity was utilized to drive growth in buying cars from customers, which grew 110% year over year in the fourth quarter and which is not included in the denominator of our advertising expense per retail unit calculation.

Advertising Expense per Unit Sold by Cohort
Advertising Expense per Unit Sold
$7,500
$5,000
$2,500
$0
$1,652
$1,188
$1,177
$974
$1,037
$1,093
$746
$519
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32
Quarters in Operation
2013 Cohort
2014 Cohort
2015 Cohort
2016 Cohort
2017 Cohort
2018 Cohort
2019 Cohort
2020 Cohort

As we approach nationwide geographic coverage, utilize even more national marketing channels, and develop a national brand, we are increasingly viewing our business as an integrated national one, similar to other leading e-commerce players. As a result, we expect this to be the last time we present detailed cohort data as our rapid growth will continue to be evident at the company level.

The patterns in our markets and cohorts are a testament to our customer offering and the positive feedback inherent in our model. The rapid, consistent, and improving growth trends in our cohorts are driven over time by continually improving products, growing national brand awareness, increased selection, and an expanding delivery network.

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

Our largest source of revenue, used vehicle sales, totaled $4.7 billion, $3.4 billion, and $1.8 billion during the years ended December 31, 2020, 2019, and 2018, respectively. As we increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase along with retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales, which includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory, totaled $445.2 million, $267.6 million, and $73.6 million during the years ended December 31, 2020, 2019, and 2018, respectively. We expect wholesale sales to increase with retail units sold through trade-ins and as we expand our program of acquiring vehicles from customers who wish to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage totaled $400.7 million, $251.7 million, and $96.8 million during the years ended December 31, 2020, 2019, and 2018, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

The COVID-19 pandemic impacted our revenue and gross profit during the year ended December 31, 2020. Given the uncertainty and continuously evolving aspects of COVID-19, it may continue to impact our revenue and gross profit in future periods. First, the pandemic negatively impacted retail units sold, which directly impacted retail, wholesale, and other revenue and gross profit. However, since the drastic drop in demand in March and April, demand for retail units has rebounded, including 43% year-over-year growth in the fourth quarter. Second, the pandemic initially negatively impacted wholesale units sold and purchased for sale due to the unstable condition of the wholesale market, which directly impacted wholesale and retail revenue. However, the wholesale market has since stabilized through the second half of 2020. We believe the pandemic negatively impacted retail and wholesale gross profit per unit due to the impact of lower demand on average days to sale and industry-wide used vehicle pricing through June 30, 2020. However, during the last six months of 2020, our average days to sale decreased and average retail and wholesale selling prices increased as dealers and wholesale suppliers saw high industry-wide market prices. Finally, the pandemic impacted gain on loan sale revenue through June 30, 2020 due to higher required yields from loan investors during this period of uncertainty; however, these impacts abated during the last six months of the year. While these impacts could potentially reoccur or continue in the future and could be significant, we believe they are transitory, and we plan to stay lean during this period and maintain strength and flexibility.

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

•Leverage existing IRC infrastructure. As we scale, we intend to more fully utilize the capacity in our eleven existing IRCs, which collectively have capacity to inspect and recondition approximately 600,000 vehicles per year at full utilization.

•Increase utilization of our logistics network. As we scale, we intend to more fully utilize our in-house logistics network to transport cars to our IRCs after acquisition from customers or wholesale auctions.

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

Seasonality

Absent the impact of COVID-19, used vehicle sales exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Absent the impact of COVID-19, used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business. COVID-19 impacted used vehicle sales in the first and second quarters of 2020. The continuing impact of COVID-19 and related stimulus payments on seasonality is uncertain.

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

Relationship with Related Parties

For discussion about our relationships with related parties, refer to Note 6 — Related Party Transactions of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K and our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

	Years Ended December 31,
	2020	2019	2018
Retail units sold	244,111	177,549	94,108
Number of markets	266	146	85
Average monthly unique visitors	8,534,731	5,132,492	2,280,376
Total website units	31,234	25,977	14,657
Average days to sale	67	62	64
Total gross profit per unit (1)	$3,252	$2,852	$2,090
(1) Includes $2, $31, and $43, respectively, related to the 100k Milestone Gift discussed below.

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

Number of Markets

We define a market as a metropolitan area in which we have commenced local advertising and offer free home delivery to customers, which is typically conducted by a Carvana employee in a branded delivery truck. We view the number of markets we serve as a key driver of our growth. As we increase our number of markets, the population of consumers who have access to our fully integrated customer experience increases, which in turn helps to increase the number of vehicles we sell.

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

Total Website Units

We define total website units as the number of vehicles listed on our website on the last day of a given reporting period, including available inventory for sale, vehicles currently engaged in a purchase or reserved by a customer, and units that can be reserved that generally have not yet completed the inspection and reconditioning process. We view total website units as a key measure of our growth. Growth in total website units increases the selection of vehicles available to consumers in all of our markets simultaneously, which we believe will allow us to increase the number of vehicles we sell. Moreover, growth in total website units indicates our ability to scale our vehicle purchasing, inspection and reconditioning operations. As part of our inventory strategy, over time we may choose not to expand total website units while continuing to grow sales, thereby improving other key operating metrics of the business. In prior periods, this key operating metric was called "inventory units available on website".

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

In the second half of 2018, we announced a commitment by our Chief Executive Officer, Ernest Garcia III ("Mr. Garcia"), to contribute 165 shares of Class A common stock to us from his personal shareholdings for every one of our then-existing employees upon their satisfying certain employment tenure requirements. In connection with such contributions, we made corresponding grants of 165 restricted stock units under our 2017 Incentive Plan to each employee who satisfied the requirements (the "100k Milestone Gift" or "Gift"). Under GAAP, the 100k Milestone Gift was treated as compensation expense, a portion of which related to the production of our used vehicle inventory and was therefore capitalized to inventory and subsequently recognized within costs of sales when the related inventory was sold. As of December 31, 2019, Mr. Garcia's commitment related to the 100k Milestone Gift had been fulfilled and as of March 31, 2020, all of the compensation expense related to the 100k Milestone Gift had been recognized. Total gross profit per unit includes $2, $31, and $43 per unit during the years ended December 31, 2020, 2019 and 2018, respectively, related to the 100k Milestone Gift.

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

The number of used vehicles we sell depends on the volume of traffic to our website, our number of markets, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customer's purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general economic conditions. Absent the impact of COVID-19, on a quarterly basis, the number of used vehicles we sell is also affected by seasonality, with demand for used vehicles reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of used vehicle sales expected to occur in the fourth calendar quarter. The impact of COVID-19 and related stimulus payments on seasonality is uncertain.

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

Wholesale Vehicle Sales

Wholesale vehicle sales is equal to the aggregate proceeds we receive on vehicles sold to wholesalers. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade-in their existing vehicles when making a purchase from us. Factors affecting wholesale vehicle sales include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market, both of which have been impacted by COVID-19. Beginning in 2020, wholesale vehicle sales includes aggregate proceeds we receive on vehicles sold to DriveTime through competitive online auctions that are managed by an unrelated third party.

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of loans we originate and sell in securitization transactions or to financing partners, reported net of a reserve for expected repurchases, commissions we receive on VSCs and sales of GAP waiver coverage. In 2016, we entered into a master dealer agreement with DriveTime, pursuant to which we receive a commission for selling VSCs that DriveTime administers. The commission revenues we recognize on VSCs depends on the number of retail units we sell, the conversion rate of VSCs on these sales, commission rates we receive, VSC early cancellation frequency and product features. The GAP waiver coverage revenue we recognize depends on the number of retail units we sell, the number of customers that choose to finance their purchases with us, the frequency of GAP waiver coverage early cancellation, and the conversion rate of GAP waiver coverage on those sales.

We generally seek to sell the loans we originate to securitization trusts we sponsor and establish or to financing platforms. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that we sell to the securitization trusts. We also sell the loans we originate under committed forward-flow arrangements, including a master purchase and sale agreement and master transfer agreements, and through fixed pool loan sales, with financing partners who generally acquire them at premium prices without recourse to us for their post-sale performance. Factors affecting revenue from these sales include the number of loans we originate, the average principal balance of the loans, the credit quality of the portfolio, and the price at which we are able to sell them in securitization transactions or to financing partners.

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

Interest Expense

Interest expense includes interest incurred on our Senior Notes, including amounts previously due to Verde, our Floor Plan Facility, and our Finance Receivable Facilities (each as defined in Note 9 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K), as well as our notes payable, finance leases, and long-term debt, which are used to fund general working capital, our inventory, our transportation fleet, and certain of our property and equipment. Interest expense excludes interest incurred during various construction projects to build, upgrade, or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated lives of the related assets.

Other (Income) Expense

Other (income) expense, net includes changes in fair value on our beneficial interests in securitizations and purchase price adjustment receivables, as discussed in Note 17 — Fair Value of Financial Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, along with other general expenses such as gains or losses from disposals of long-lived assets.

Income Tax Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (“Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. As of December 31, 2020, the Company's income tax benefit is generated at Car360, a wholly-owned subsidiary, acquired in April 2018.

Results of Operations

	Years Ended December 31,
	2020	2019	Change	2018	Change

	(dollars in thousands, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$4,740,595	$3,420,601	38.6%	$1,785,045	91.6%
Wholesale vehicle sales (1)	445,236	267,586	66.4%	73,584	263.6%
Other sales and revenues (2)	400,734	251,709	59.2%	96,838	159.9%
Total net sales and operating revenues	$5,586,565	$3,939,896	41.8%	$1,955,467	101.5%
Gross profit:
Used vehicle gross profit (3)	$359,341	$237,855	51.1%	$94,319	152.2%
Wholesale vehicle gross profit (1)(4)	33,690	16,850	99.9%	5,552	203.5%
Other gross profit (2)	400,734	251,709	59.2%	96,838	159.9%
Total gross profit	$793,765	$506,414	56.7%	$196,709	157.4%
Market information:
Markets, beginning of period	146	85	71.8%	44	93.2%
Market launches	120	61	96.7%	41	48.8%
Markets, end of period	266	146	82.2%	85	71.8%
Unit sales information:
Used vehicle unit sales	244,111	177,549	37.5%	94,108	88.7%
Wholesale vehicle unit sales	55,204	39,895	38.4%	15,125	163.8%
Per unit selling prices:
Used vehicles	$19,420	$19,266	0.8%	$18,968	1.6%
Wholesale vehicles	$8,065	$6,707	20.2%	$4,865	37.9%
Per unit gross profit: (5)
Used vehicle gross profit (3)	$1,472	$1,340	9.9%	$1,002	33.7%
Wholesale vehicle gross profit (4)	$610	$422	44.5%	$367	15.0%
Other gross profit	$1,642	$1,418	15.8%	$1,029	37.8%
Total gross profit	$3,252	$2,852	14.0%	$2,090	36.5%
(1) Includes $4,145, $0, and $0, respectively, of wholesale revenue from related parties.
(2) Includes $104,738, $59,677, and $25,572, respectively, from related parties.
(3) Includes $510, $5,092, and $3,870, or $2, $28, and $41 per unit, respectively, related to the 100k Milestone Gift.
(4) Includes $17, $358, and $133 or $0, $9, and $9 per wholesale unit, respectively, related to the 100k Milestone Gift.
(5) All gross profit per unit amounts are per used vehicle sold, except wholesale vehicle gross profit, which is per wholesale vehicle sold.

Used Vehicle Sales

Fiscal 2020 Versus 2019. Used vehicle sales increased by $1.3 billion to $4.7 billion during the year ended December 31, 2020 compared to $3.4 billion during the year ended December 31, 2019. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 244,111 from 177,549 during the years ended December 31, 2020 and 2019, respectively. The increase in units sold was driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness, and customer referrals. The increase in unit sales was also driven by growth to 266 markets as of December 31, 2020 from 146 markets as of December 31, 2019. Although we experienced a negative impact on retail units sold at the onset of the COVID-19 pandemic, we started to see a rebound in sales later in the period with the reopening of the markets. We anticipate that unit sales will continue to grow as we increase penetration in existing markets and continue to launch new markets. In addition, the average selling price of our retail units sold increased to $19,420 in the year ended December 31, 2020 from $19,266 in the prior year, due primarily to vehicle mix.

Fiscal 2019 Versus 2018. Used vehicle sales increased by $1.6 billion to $3.4 billion during the year ended December 31, 2019 compared to $1.8 billion during the year ended December 31, 2018. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 177,549 from 94,108 during the years ended December 31, 2019 and 2018, respectively. The increase in units sold was driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness, and customer referrals. The increase in unit sales was also driven by growth to 146 markets as of December 31, 2019 from 85 markets as of December 31, 2018. In addition, the average selling price of our retail units sold increased to $19,266 in the year ended December 31, 2019 from $18,968 in the prior year, due primarily to more vehicles acquired from customers, resulting in a broader inventory mix.

Wholesale Vehicle Sales

Fiscal 2020 Versus 2019. Wholesale vehicle sales increased by $177.7 million to $445.2 million during the year ended December 31, 2020, compared to $267.6 million during the year ended December 31, 2019. We primarily obtain our wholesale inventory by acquiring vehicles from customers. As our retail unit sales have increased, so have the trade-ins we receive. Moreover, during the year ended December 31, 2020, we also acquired more vehicles from customers who did not purchase a retail unit from us. In addition, the average selling price of our wholesale units sold increased to $8,065 during the year ended December 31, 2020 from $6,707 during the year ended December 31, 2019, due to the mix of vehicles acquired from customers and strong wholesale market prices.

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

Other Sales and Revenues

Fiscal 2020 Versus 2019. Other sales and revenues primarily consist of gains on the sales of loans we originate, commissions we receive on sales of VSCs and sales of GAP waiver coverage. Other sales and revenues increased by $149.0 million to $400.7 million during the year ended December 31, 2020, compared to $251.7 million during the year ended December 31, 2019. This increase was primarily driven by originating and selling more finance receivables, resulting in an increase in gain on loan sale. Additionally, the increase was due to an increase in retail units sold, which led to an increase in VSC sales and GAP waiver coverage sales, along with an increase in interest income during the year ended December 31, 2020 from interest earned on finance receivables held on balance sheet prior to selling them.

Fiscal 2019 Versus 2018. Other sales and revenues increased by $154.9 million to $251.7 million during the year ended December 31, 2019, compared to $96.8 million during the year ended December 31, 2018. This increase was primarily driven by the increase in retail units sold, which led to an increase in loans originated and sold, as well as an increase in VSC sales and GAP waiver coverage sales. The increase also includes an increase in interest income during the year ended December 31, 2019 from interest earned on finance receivables held on balance sheet prior to our securitization transactions throughout the year.

Used Vehicle Gross Profit

Fiscal 2020 Versus 2019. Used vehicle gross profit increased by $121.5 million to $359.3 million during the year ended December 31, 2020, compared to $237.9 million during the year ended December 31, 2019. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $1,472 for the year ended December 31, 2020 compared to $1,340 for the year ended December 31, 2019. The per unit increase was primarily driven by acquiring more vehicles from customers.

Fiscal 2019 Versus 2018. Used vehicle gross profit increased by $143.5 million to $237.9 million during the year ended December 31, 2019, compared to $94.3 million during the year ended December 31, 2018. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $1,340 for the year ended December 31, 2019 compared to $1,002 for the year ended December 31, 2018. The per unit increase was primarily driven by acquiring more vehicles from customers and incremental shipping revenue.

Wholesale Vehicle Gross Profit

Fiscal 2020 Versus 2019. Wholesale vehicle gross profit increased by $16.8 million to $33.7 million during the year ended December 31, 2020, compared to $16.9 million during the year ended December 31, 2019. This increase was driven primarily by an increase in wholesale units sold to 55,204 during the year ended December 31, 2020 from 39,895 in the prior year, along with an increase in wholesale vehicle gross profit per wholesale unit to $610 for the year ended December 31, 2020 compared to $422 for the year ended December 31, 2019. The increase in number of wholesale vehicles sold and the improved gross profit per wholesale unit were primarily due to acquiring more vehicles from customers and strong wholesale market prices in the latter part of 2020.

Fiscal 2019 Versus 2018. Wholesale vehicle gross profit increased by $11.3 million to $16.9 million during the year ended December 31, 2019, compared to $5.6 million during the year ended December 31, 2018. This increase was driven primarily by an increase in wholesale units sold to 39,895 during the year ended December 31, 2019 from 15,125 in the prior year, along with an increase in wholesale vehicle gross profit per wholesale unit to $422 for the year ended December 31, 2019 compared to $367 for the year ended December 31, 2018. The number of wholesale units sold and the per-unit increase was primarily due to acquiring more vehicles from customers, resulting in more and higher quality vehicles sold at auction.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Compensation and benefits (1)	$338,321	$236,582	$131,714
100k Milestone Gift	—	7,769	7,818
Advertising	286,433	204,020	111,229
Market occupancy (2)	36,448	21,251	12,097
Logistics (3)	76,822	58,050	35,197
Other (4)	388,137	259,045	127,203
Total	$1,126,161	$786,717	$425,258

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
(3) Logistics includes fuel, maintenance, and depreciation related to operating our own transportation fleet, and third party transportation fees, except the portion related to inbound transportation, which is included in cost of sales.
(4) Other costs include all other selling, general, and administrative expenses such as IT expenses, corporate occupancy, professional services and insurance, limited warranty, and title and registration.

Fiscal 2020 Versus 2019. Selling, general and administrative expenses increased by $339.4 million to $1.1 billion during the year ended December 31, 2020 compared to $786.7 million during the year ended December 31, 2019. The increase was partially due to an increase in compensation and benefits of $101.7 million during the year ended December 31, 2020, which was primarily driven by expansion of our teams to support our growth. The increase in selling, general and administrative expenses was also due to an increase in advertising expense of $82.4 million to $286.4 million during the year ended December 31, 2020 compared to $204.0 million during the year ended December 31, 2019, primarily due to an increase in advertising to drive growth in units sold and acquired from customers. Market occupancy, logistics, and other expenses also increased during the year ended December 31, 2020 compared to the prior year primarily due to an increase in the number of units sold, markets served, and in preparation for future growth. These increases were partially offset by efforts to decrease and balance discretionary spend as a result of the uncertain economic environment surrounding the COVID-19 pandemic.

Fiscal 2019 Versus 2018. Selling, general and administrative expenses increased by $361.5 million to $786.7 million during the year ended December 31, 2019 compared to $425.3 million during the year ended December 31, 2018. The increase was partially due to an increase in compensation and benefits of $104.9 million during the year ended December 31, 2019, which was primarily driven by expansion of our logistics, customer care, and market operations teams. The increase in selling, general, and administrative expenses was also partially due to an increase in advertising expense of $92.8 million to $204.0 million during the year ended December 31, 2019 compared to $111.2 million during the year ended December 31, 2018, primarily due to an increase in number of markets and related to increased advertising for buying cars from customers through national television and internet advertising. Market occupancy, logistics and other overhead costs also increased during the year ended December 31, 2019 compared to the prior year primarily due to an increase in number of markets and units sold.

Interest Expense

Fiscal 2020 Versus 2019. Interest expense increased by $50.9 million to $131.5 million during the year ended December 31, 2020 compared to $80.6 million during the year ended December 31, 2019. The increase is primarily due to refinancing our Senior Notes, which resulted in approximately $33.7 million of debt extinguishment costs upon redemption of the 2023 Notes in the fourth quarter of 2020 (as defined and further discussed in Note 9 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K). Despite lowering the interest rates on the Senior Notes, the higher outstanding balances throughout the year ended December 31, 2020 compared to the year ended December 31, 2019 led to an increase in interest expense of approximately $11.9 million. Interest expense also increased due to a $12.7 million increase in interest incurred on additional sale leaseback financing during the year. These increases in interest expense were partially offset by a decrease in interest incurred on our short-term revolving facilities during the year ended December 31, 2020 compared to 2019 primarily due to a decrease in the outstanding balance of our Floor Plan Facility. See Note 9 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information about our outstanding debt.

Fiscal 2019 Versus 2018. Interest expense increased by $55.6 million to $80.6 million during the year ended December 31, 2019 compared to $25.0 million during the year ended December 31, 2018. The increase is primarily due to the outstanding balance of the Senior Notes we issued in September 2018 and May 2019, which incurred interest expense of $44.3 million and $8.6 million during the years ended December 31, 2019 and December 31, 2018, respectively. These amounts include related party expense of $1.3 million and $0.4 million for the years ended December 31, 2019 and December 31, 2018, respectively. Additionally, interest expense incurred on our short-term revolving facilities increased by $15.5 million to $25.2 million during the year ended December 31, 2019 compared to $9.7 million during the year ended December 31, 2018 due to an increase in the available capacity and resulting balance outstanding on our Floor Plan Facility, and due to the addition of our Finance Receivable Facilities, which we entered into in 2019.

Other (Income) Expense, Net

Other (income) expense, net changed by $5.2 million to income of $1.4 million compared to expense of $3.7 million during the years ended December 31, 2020 and 2019, respectively. The changes are primarily due to fair value adjustments on our retained beneficial interests in securitizations. During the first quarter of the year ended December 31, 2020, the fair value of these assets carried at fair value declined as a result of the uncertainty in the capital markets. During the remainder of the year, the fair value on our beneficial interests in securitizations increased as capital markets and the economy rebounded.

Income Tax Provision

We recognized an income tax benefit of approximately $0.3 million during the year ended December 31, 2020 related to our wholly-owned subsidiary, Car360. The benefit was recognized as a result of decreased subscription revenue from third parties, resulting in a net loss for the period. We did not recognize an income tax expense or benefit during the years ended December 31, 2019 and 2018.

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

In prior periods, we calculated non-GAAP measures including Gross Profit ex-Gift, Gross Profit per Unit ex-Gift, EBITDA ex-Gift, EBITDA Margin ex-Gift, Adjusted Net Loss and Adjusted Net Loss per Share, to exclude the impact of the 100k Milestone Gift program. As this program has concluded, it is not material to current or future years and the adjustment is no longer included within similar calculations. For the year ended December 31, 2020, there was approximately $0.5 million of stock based compensation related to the 100k Milestone Gift program within cost of sales, which would impact all measures. For the years ended December 31, 2019 and December 31, 2018, there was approximately $13.2 million and $11.8 million, respectively, of stock based compensation related to the 100k Milestone Gift impacting the calculation of EBITDA ex-Gift, EBITDA Margin ex-Gift, Adjusted Net Loss, and Adjusted Net Loss per Share, including $5.4 million and $4.0 million, respectively, within cost of sales impacting the calculation of Gross Profit ex-Gift and Gross Profit per Unit ex-Gift.

EBITDA and EBITDA Margin

EBITDA and EBITDA Margin are supplemental measures of operating performance that do not represent and should not be considered an alternative to net loss or cash flow from operations, as determined by GAAP. EBITDA is defined as net loss before interest expense, income tax expense, and depreciation and amortization expense. EBITDA Margin is EBITDA as a percentage of total revenues. We use EBITDA to measure the operating performance of our business and EBITDA Margin to measure our operating performance relative to our total revenues. We believe that EBITDA and EBITDA Margin are useful measures to us and to our investors because they exclude certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. EBITDA and EBITDA Margin may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations. A reconciliation of EBITDA to net loss, which is the most directly comparable GAAP measure, and calculation of EBITDA Margin is as follows:

	Years Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Net loss(1)	$(462,222)	$(364,639)	$(254,745)
Depreciation and amortization expense	73,791	41,265	23,539
Interest expense	131,528	80,606	25,018
Income tax provision	(255)	—	—
EBITDA	$(257,158)	$(242,768)	$(206,188)

Total revenues	$5,586,565	$3,939,896	$1,955,467
EBITDA Margin(2)	(4.6)%	(6.2)%	(10.5)%
(1) Includes $0.5 million, $13.2 million, and $11.8 million, respectively, related to the 100k Milestone Gift.
(2) Includes 0.0%, 0.4%, and 0.6%, respectively, related to the 100k Milestone Gift.

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

We had the following liquidity resources available as of December 31, 2020 and 2019:

	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$300,810	$76,016
Availability under short-term revolving facilities(1)	1,088,259	279,080
Availability under sale-leaseback agreements(2)(3)	18,549	104,680
Committed liquidity resources available	$1,407,618	$459,776
(1) Based on pledging all eligible vehicles and finance receivables under the available capacity in the Floor Plan Facility and Finance Receivable Facilities, excluding the impact to restricted cash requirements
(2) We had $75.0 million available for sale and leaseback transactions under a master sale-leaseback agreement as of December 31, 2019 and an additional $18.5 million and $29.7 million as of December 31, 2020 and December 31, 2019, respectively, available under sale-leaseback arrangements with other parties.
(3) We have $249.7 million and $158.7 million of total unfunded gross real estate assets as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the short-term revolving facilities had total capacity of approximately $2.3 billion and $1.6 billion, an outstanding balance of $39.8 million and $568.8 million, and unused capacity of $2.2 billion and $1.0 billion, respectively.

We also had $6.3 million and $137.7 million of committed funds for future construction costs of IRCs with unfinished construction as of December 31, 2020 and 2019, respectively.

In addition, we had $47.7 million and $13.5 million of total unpledged beneficial interests in securitizations as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, our outstanding principal amount of indebtedness, including finance leases, was $1.7 billion and $1.5 billion, respectively, summarized in the table below. See Note 9 — Debt Instruments and Note 15 — Leases of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for definitions and further information on our debt and finance leases.

	December 31,
	2020	2019

Asset-Based Financing:	(in thousands)
Inventory	$39,820	$515,487
Finance receivables and beneficial interests	81,259	138,335
Transportation fleet (1)	123,950	73,369
Real estate (2)	398,612	187,082
Total asset-based financing	643,641	914,273
Senior Notes (3)	1,100,000	600,000
Total debt	1,743,641	1,514,273
Less: unamortized premium and debt issuance costs (4)	(21,322)	(13,642)
Total debt, net	$1,722,319	$1,500,631
(1) Amount includes notes payable and finance leases.
(2) Amount includes real estate financing and notes payable.
(3) As of December 31, 2020 and 2019, Verde held $0.0 million and $15.0 million of the Senior Notes, respectively.
(4) The unamortized debt issuance costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on our consolidated balance sheets. Unamortized debt issuance costs related to revolving debt arrangements are presented within other current assets and other assets on our consolidated balance sheets. The unamortized premium is presented as an increase to the carrying amount of the Senior Notes at December 31, 2019 on our consolidated balance sheet.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash used in operating activities	$(608,412)	$(757,134)	$(414,340)
Net cash used in investing activities	(345,926)	(227,739)	(150,338)
Net cash provided by financing activities	1,164,990	1,014,623	466,264
Net increase (decrease) in cash and cash equivalents	210,652	29,750	(98,414)
Cash, cash equivalents, and restricted cash at beginning of period	118,459	88,709	187,123
Cash, cash equivalents, and restricted cash at end of period	$329,111	$118,459	$88,709

Operating Activities

Our primary sources of operating cash flows result from the sales of used retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the year ended December 31, 2020, net cash used in operating activities was $608.4 million, a decrease of $148.7 million compared to net cash used in operating activities of $757.1 million for the year ended December 31, 2019, which was an increase of $342.8 million compared to net cash used in operating activities of $414.3 million for the year ended December 31, 2018. The changes in our net cash used in operating activities were primarily due to our increased net losses and changes in working capital, which is primarily related to the increase in our vehicle inventory.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was $345.9 million, $227.7 million, and $150.3 million during the years ended December 31, 2020, 2019, and 2018, respectively, resulting in increases of $118.2 million and $77.4 million. The increases were primarily related to increases in purchases of property and equipment, specifically related to the construction of new IRCs and vending machines. Constructing new IRCs and vending machines allows us to recondition more vehicles and reach additional customers. To finance these investments we have entered into various financing transactions, such as sale-leasebacks.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity and unsecured senior note issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was $1.2 billion and $1.0 billion during the years ended December 31, 2020 and 2019, respectively, an increase of $150.4 million. The change primarily relates to increased proceeds from the issuance of Class A common stock by $761.3 million, along with an increase in net cash from long-term debt proceeds and payments of approximately $216.1 million partially due to refinancing our senior unsecured notes, which were partially offset by a net decrease of $795.5 million from changes in our short-term revolving facilities activity. Cash provided by financing activities was $1.0 billion and $466.3 million during the years ended December 31, 2019 and 2018, respectively, an increase of $548.4 million. The net increase primarily related to increased proceeds from the issuance of Class A common stock by $125.3 million, along with a net increase of $318.3 million from changes in our short-term revolving facilities activity.

Contractual Obligations and Commitments

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of December 31, 2020:

	Payments due by Period

	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Floor Plan Facility(1)(2)	$39,820	$39,820	$—	$—	$—
Finance Receivable Facilities(1)(3)	—	—	—	—	—
Senior Notes(1)	1,100,000	—	—	500,000	600,000
Notes payable	25,168	17,356	7,812	—	—
Financing of beneficial interests in securitizations(4)	81,260	22,408	44,541	14,311	—
Finance leases	110,015	26,405	50,866	30,742	2,002
Interest payments(5)	436,934	69,793	133,067	128,283	105,791
Real estate financing	895,850	31,562	65,010	67,746	731,532
Operating leases, non-related party	231,488	27,211	42,829	30,027	131,421
Operating leases, related party(6)	28,236	5,250	10,502	6,843	5,641
Real estate commitments(7)	99,785	99,785	—	—	—
Total	$3,048,556	$339,590	$354,627	$777,952	$1,576,387
(1) All debt arrangements above are discussed and defined in Note 9 — Debt Instruments, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2) Represents the principal amounts outstanding as of December 31, 2020. Due to the uncertainty of forecasting the timing of expected variable interest rate payments, interest payment amounts are not included in the table. Borrowings under the Floor Plan Facility are generally payable within five business days of the sale of the underlying vehicle or fifteen business days of the sale of the finance receivable originated in connection with the sale of the vehicle. In either case, the payment is expected to be within one year of December 31, 2020.
(3) Represents the principal amounts outstanding as of December 31, 2020. Due to the uncertainty of forecasting the timing of expected variable interest rate payments, interest payment amounts are not included in the table. Interest payments on borrowings under the Finance Receivable Facilities are expected to be paid in the first fifteen days of each calendar month.
(4) The securitization trusts distribute payments directly to the lender related to our pledged beneficial interests in securitizations. These amounts represent anticipated principal amount reductions based on the expected timing of these payments. Due to the uncertainty of forecasting the expected interest payments, interest payment amounts are not included in the table.
(5) Represents fixed interest payments on our outstanding Senior Notes, notes payable, and finance leases.
(6) Related party operating lease payments exclude rent payments due under the DriveTime Lease Agreement and the DriveTime Hub Lease Agreement for locations where we share space with DriveTime, as those are contingent upon the Company's utilization of the leased assets, and thus can vary, as further discussed in Note 6 — Related Party Transactions, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(7) Includes minimum remaining fixed payments related to IRC and vending machine construction contracts, excluding variable installation costs, which fluctuate based on actual completion time.

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

Except as discussed above, we did not have any off-balance sheet arrangements as of December 31, 2020.

Critical Accounting Policies and Estimates

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

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to Note 2 — Summary of Significant Accounting Policies of the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for more detailed information regarding our critical accounting policies.

Revenue Recognition

We recognize revenue in accordance with the five-step model prescribed by ASC 606 that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.

We sell used vehicles directly to our customers through our website. The price of used vehicles are set forth in the customer contracts at stand-alone selling prices which are agreed upon prior to delivery. We satisfy our performance obligation for used vehicle sales upon delivery when the risks and rewards of ownership and control pass to the customer. We recognize revenue at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Our return policy allows customers to initiate a return during the first seven days after delivery. Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. The amount of consideration received for used vehicle sales includes noncash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received or financing has been arranged. Payments from customers that finance their purchases with third parties are typically due and collected within 30 days of delivery of the used vehicle. In future periods additional provisions may be necessary due to a variety of factors, including changing customer return patterns due to the maturation of the online vehicle buying market, macro- and micro-economic factors that could influence customer return behavior and future pricing environments. If these factors result in adjustments to sales returns, they could significantly impact our future operating results. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.

We also sell vehicles to wholesalers. These vehicles sold to wholesalers are primarily acquired from customers that do not meet our quality standards to list and sell through our website. We satisfy our performance obligation for wholesale vehicles sales when the wholesale purchaser obtains control of the underlying vehicle, which is upon delivery when the transfer of title, risks and rewards of ownership and control pass to the wholesale purchaser. We recognize revenue at the amount we expect to receive for the used vehicle, which is the fixed price determined at the auction. The purchase price of the wholesale vehicle is typically due and collected within 30 days of delivery of the wholesale vehicle.

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

For transfers of financial assets that meet the above conditions for sale treatment, including in our securitization transactions, we record the gain on the sale of a finance receivable upon receipt of proceeds in an amount equal to the fair value of the net proceeds received less the carrying amount of the finance receivable. Sales of automotive finance receivables are contingent on customers meeting certain underwriting standards established by the investors purchasing the related automotive finance receivable. To the extent that automotive finance receivables sold do not meet these underwriting standards we could potentially be required to repurchase the receivable which could have a significant impact on the amount of gain or loss on finance receivable sales previously recognized. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the receivables would be accrued if probable and estimable in accordance with ASC 450, Contingencies at the time of sale. Any such obligations are considered in our determination of the accounting for the transfers of the finance receivables under ASC Topic 860, Transfers and Servicing of Financial Assets.

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

Interest Rate Risk

Our primary market risk exposure related to our debt is changing LIBOR-based interest rates. We had total outstanding debt of $39.8 million under our short-term revolving facilities at December 31, 2020. Amounts outstanding under our short-term revolving facilities are generally due within one year and bear a variable interest rate of a fixed spread to the one-month LIBOR rate. At December 31, 2020, the applicable one-month LIBOR rate was 0.14%. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates would result in a change to annual interest expense of $0.4 million at December 31, 2020.

Our long-term debt, consisting of our Senior Notes (as defined in Note 9 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K), notes payable, and finance leases have fixed interest rates and terms, and as such, we consider the associated risk to our results of operations from changes in market rates of interest to be minimal.

We are also exposed to interest rate risk arising from market rate adjustments as they pertain to our securitization transactions. Future sales of our finance receivables may be affected by changes in market rates. We have previously managed this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, and may continue to do so in the future.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carvana Co. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2021, expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Transfers of financial assets
As described further in Notes 2, 7, and 8 to the financial statements, the Company recognized gains on loan sales of approximately $217.6 million during the year ended December 31, 2020. The Company is party to various transfer agreements pursuant to which it sells finance receivables meeting specified underwriting criteria to certain financing partners. The Company also transfers its finance receivables in connection with asset backed securitization transactions. The Company determines the accounting for the transfers of its finance receivables under ASC 860, Transfers and Servicing of Financial Assets (“ASC 860”).

We determined transfers of financial assets is a critical audit matter primarily because the related accounting guidance for transfers of finance receivables involves material transactions, complex judgments in determining the appropriateness of derecognition of the assets and obtaining legal opinions regarding isolation of the transferred finance receivables from the transferor.

Our audit procedures related to the transfers of finance receivables and related gain on loan sales included the following, among others:

• We tested the appropriateness of management’s accounting conclusions on the transfers of finance receivables by reading the various transfer or sale agreements and legal opinions, provided by the Company’s external legal counsel, and compared the terms and conclusions to the criteria set forth in ASC 860;

• We tested the design and operating effectiveness of key controls relating to the transfers of finance receivables and related gains on loan sales, and the accounting conclusions reached thereon.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Southfield, Michigan
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Carvana Co.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carvana Co. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 25, 2021

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$300,810	$76,016
Restricted cash	28,301	42,443
Accounts receivable, net	78,563	39,864
Finance receivables held for sale, net	274,941	286,969
Vehicle inventory	1,036,235	762,696
Beneficial interests in securitizations	131,274	98,780
Other current assets, including $6,434 and $0, respectively, due from related parties	73,023	52,654
Total current assets	1,923,147	1,359,422
Property and equipment, net	909,166	543,471
Operating lease right-of-use assets, including $21,809 and $44,583, respectively, from leases with related parties	155,464	123,420
Intangible assets, net	5,643	7,232
Goodwill	9,353	9,353
Other assets, including $3,753 and $6,138, respectively, due from related parties	31,758	14,850
Total assets	$3,034,531	$2,057,748
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $15,509 and $9,549, respectively, due to related parties	$342,314	$234,443
Short-term revolving facilities	39,820	568,840
Current portion of long-term debt	65,497	48,731
Other current liabilities, including $3,471 and $4,518, respectively, from leases with related parties	19,506	12,856
Total current liabilities	467,137	864,870
Long-term debt, excluding current portion, including $0 and $15,000, respectively, held by a related party	1,617,002	883,060
Operating lease liabilities, excluding current portion, including $18,645 and $41,829, respectively, from leases with related parties	147,478	116,071
Other liabilities	1,411	1,808
Total liabilities	2,233,028	1,865,809
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of December 31, 2020 and 2019	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized, 76,512 and 50,507 shares issued and outstanding as of December 31, 2020 and 2019, respectively	77	51
Class B common stock, $0.001 par value - 125,000 shares authorized, 95,592 and 101,219 shares issued and outstanding as of December 31, 2020 and 2019, respectively	96	101
Additional paid in capital	741,601	280,994
Accumulated deficit	(354,174)	(183,034)
Total stockholders' equity attributable to Carvana Co.	387,600	98,112
Non-controlling interests	413,903	93,827
Total stockholders' equity	801,503	191,939
Total liabilities & stockholders' equity	$3,034,531	$2,057,748

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Sales and operating revenues:
Used vehicle sales, net	$4,740,595	$3,420,601	$1,785,045
Wholesale vehicle sales, including $4,145, $0, and $0 respectively, from related parties	445,236	267,586	73,584
Other sales and revenues, including $104,738, $59,677, and $25,572, respectively, from related parties	400,734	251,709	96,838
Net sales and operating revenues	5,586,565	3,939,896	1,955,467
Cost of sales, including $3,522, $4,357, and $4,772, respectively, to related parties	4,792,800	3,433,482	1,758,758
Gross profit	793,765	506,414	196,709
Selling, general and administrative expenses, including $18,597, $13,869, and $8,217, respectively, to related parties	1,126,161	786,717	425,258
Interest expense, including $998, $1,331, and $370, respectively, to related parties	131,528	80,606	25,018
Other (income) expense, net	(1,447)	3,730	1,178
Net loss before income taxes	(462,477)	(364,639)	(254,745)
Income tax provision	(255)	—	—
Net loss	(462,222)	(364,639)	(254,745)
Net loss attributable to non-controlling interests	(291,082)	(249,980)	(199,269)
Net loss attributable to Carvana Co.	(171,140)	(114,659)	(55,476)
Dividends on Class A convertible preferred stock	—	—	(4,206)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	(1,380)
Net loss attributable to Class A common stockholders	$(171,140)	$(114,659)	$(61,062)
Net loss per share of Class A common stock, basic and diluted	$(2.63)	$(2.45)	$(2.03)
Weighted-average shares of Class A common stock, basic and diluted (1)	64,981	46,847	30,043
(1) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Class A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2017	100	$97,127	18,096	$18	114,664	$115	$41,375	$(12,899)	$153,808	$279,544
Net Loss	—	—	—	—	—	—	—	(55,476)	(199,269)	(254,745)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	—	—	6,600	7	—	—	172,280	—	—	172,287
Adjustments to non-controlling interests related to equity offering	—	—	—	—	—	—	(132,375)	—	132,375	—
Issuance of LLC Units related to business acquisitions	—	—	—	—	—	—	—	—	9,981	9,981
Adjustments to non-controlling interests related to business acquisitions	—	—	—	—	—	—	1,297	—	(1,297)	—
Issuance of Class A common stock related to purchase of assets	—	—	10	—	—	—	536	—	—	536
Conversions of Class A Convertible Preferred Stock	(100)	(98,507)	5,077	5	—	—	98,502	—	—	—
Adjustment to non-controlling interests related to conversion of Class A Convertible Preferred Stock	—	—	—	—	—	—	(67,972)	—	67,972	—
Accretion of beneficial conversion feature on Class A convertible Preferred Stock	—	1,380	—	—	—	—	(1,380)	—	—	—
Dividends on Class A Convertible Preferred Stock	—	—	—	—	—	—	(4,206)	—	—	(4,206)
Exchanges of LLC Units	—	—	11,331	11	(10,328)	(11)	15,828	—	(15,828)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	95,179	—	—	95,179
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis of Carvana Group	—	—	—	—	—	—	(95,179)	—	—	(95,179)
Contribution of Class A common stock from related party	—	—	(198)	—	—	—	—	—	—	—
Issuance of Class A common stock as restricted stock awards and to settle vested restricted stock units	—	—	327	—	—	—	—	—	—	—

Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(95)	—	—	—	(2,509)	—	—	(2,509)
Options exercised	—	—	60	—	—	—	795	—	—	795
Equity-based compensation	—	—	—	—	—	—	25,745	—	—	25,745
Balance, December 31, 2018	—	$—	41,208	$41	104,336	$104	$147,916	$(68,375)	$147,742	$227,428
Net loss	—	—	—	—	—	—	—	(114,659)	(249,980)	(364,639)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	—	—	4,830	5	—	—	297,606	—	—	297,611
Adjustments to non-controlling interests related to equity offering	—	—	—	—	—	—	(201,015)	—	201,015	—
Exchanges of LLC Units	—	—	4,321	5	(3,117)	(3)	4,948	—	(4,950)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	70,252	—	—	70,252
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(70,252)	—	—	(70,252)
Contribution of Class A common stock from related party	—	—	(203)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	—	—	300	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(53)	—	—	—	(5,830)	—	—	(5,830)
Options exercised	—	—	104	—	—	—	1,696	—	—	1,696
Equity-based compensation	—	—	—	—	—	—	35,673	—	—	35,673
Balance, December 31, 2019	—	$—	50,507	$51	101,219	$101	$280,994	$(183,034)	$93,827	$191,939
Net loss	—	—	—	—	—	—	—	(171,140)	(291,082)	(462,222)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	—	—	18,333	18	—	—	1,058,922	—	—	1,058,940
Adjustments to non-controlling interests related to equity offering	—	—	—	—	—	—	(643,886)	—	643,886	—
Exchanges of LLC Units	—	—	7,281	7	(5,627)	(5)	32,726	—	(32,728)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	—	—	406,870	—	—	406,870
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	—	—	(406,870)	—	—	(406,870)

Issuance of Class A common stock to settle vested restricted stock units	—	—	234	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(38)	—	—	—	(23,145)	—	—	(23,145)
Options exercised	—	—	195	1	—	—	5,418	—	—	5,419
Equity-based compensation	—	—	—	—	—	—	30,572	—	—	30,572
Balance, December 31, 2020	—	$—	76,512	$77	95,592	$96	$741,601	$(354,174)	$413,903	$801,503

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net loss	$(462,222)	$(364,639)	$(254,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	73,791	41,265	23,539
Loss on disposal of property and equipment	6,130	1,714	575
Provision for bad debt and valuation allowance	20,962	11,922	1,917
Gain on loan sales	(217,643)	(137,301)	(51,729)
Equity-based compensation expense	25,088	33,063	24,095
Amortization and write-off of debt issuance costs and bond premium	7,959	5,541	2,305
Loss on early extinguishment of debt	33,683	—	—
Originations of finance receivables	(3,579,156)	(2,625,351)	(1,259,539)
Proceeds from sale of finance receivables, net	3,634,520	2,643,912	1,633,519
Purchase of finance receivables	—	(161,781)	(387,445)
Principal payments received on finance receivables held for sale	90,235	85,017	—
Unrealized (gain) loss on beneficial interest in securitization	(8,823)	964	—
Changes in assets and liabilities:
Accounts receivable	(42,995)	(9,741)	(19,212)
Vehicle inventory	(263,321)	(344,861)	(183,068)
Other assets	(26,415)	(32,619)	(12,249)
Accounts payable and accrued liabilities	94,179	97,912	68,550
Operating lease right-of-use assets	(32,044)	(46,928)	—
Operating lease liabilities	38,057	45,195	—
Other liabilities	(397)	(418)	(853)
Net cash used in operating activities	(608,412)	(757,134)	(414,340)
Cash Flows from Investing Activities:
Purchases of property and equipment, including $21,657 and $6,282 in 2020 and 2019, respectively, from related parties	(359,801)	(230,538)	(143,668)
Principal payments received on beneficial interests in securitizations	13,875	2,799	—
Business acquisitions, net of cash acquired	—	—	(6,670)
Net cash used in investing activities	(345,926)	(227,739)	(150,338)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	4,429,185	4,485,917	1,848,051
Payments on short-term revolving facilities	(4,958,205)	(4,219,415)	(1,899,880)
Proceeds from issuance of long-term debt, including $25,000(1) in 2018 from related parties	1,335,779	481,772	399,063
Payments on long-term debt	(653,589)	(15,683)	(35,522)
Payments of debt issuance costs	(29,394)	(11,445)	(11,390)
Net proceeds from issuance of Class A common stock	1,058,940	297,611	172,287
Net proceeds from issuance of Class A Convertible Preferred Stock	—	—	(12)
Proceeds from exercise of stock options	5,419	1,696	795
Tax withholdings related to restricted stock units and awards	(23,145)	(5,830)	(2,509)
Dividends paid on Class A Convertible Preferred Stock	—	—	(4,619)
Net cash provided by financing activities	1,164,990	1,014,623	466,264
Net increase (decrease) in cash and cash equivalents	210,652	29,750	(98,414)
Cash, cash equivalents, and restricted cash at beginning of period	118,459	88,709	187,123
Cash, cash equivalents, and restricted cash at end of period	$329,111	$118,459	$88,709
(1) A related party initially acquired $25.0 million of the senior unsecured notes during the year ended December 31, 2018, of which it subsequently disposed of $10.0 million, and held $15.0 million as of December 31, 2019 and $0.0 million as of December 31, 2020.
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

Organization

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016, for the purpose of completing an initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Carvana Group, except the Company's Senior Notes (as defined in Note 9 — Debt Instruments) which were issued by Carvana Co. and guaranteed by its and Carvana Group's existing domestic restricted subsidiaries.

In accordance with Carvana Group LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units
(the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of December 31, 2020, Carvana Co. owned approximately 43.8% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 56.2%.

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

Liquidity

The accompanying consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred losses from inception through December 31, 2020, and expects to incur additional losses in the future as the Company continues to grow into new markets, build inspection and reconditioning centers and vending machines, and enhance technology and software. During the year ended December 31, 2020, the Company completed equity offerings of 18.3 million shares of Class A common stock for net proceeds of $1.1 billion and issued $500.0 million and $600.0 million in senior unsecured notes due in 2025 and 2028, respectively, from which $626.8 million of the proceeds were used to repay its senior unsecured notes due in 2023. In addition, the Company has a $1.25 billion floor plan facility through March 31, 2023. Management believes that current working capital,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Comprehensive Loss

During the years ended December 31, 2020, 2019, and 2018, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

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

Restricted Cash

Amounts included in restricted cash represent the deposits required under the Company's short-term revolving facilities and any undistributed amounts collected on the finance receivables pledged under the Company's finance receivable facilities as explained in Note 9 — Debt Instruments.

Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from customers and their finance providers. The allowance for doubtful accounts is estimated based upon historical experience, current economic conditions, and other factors and is evaluated periodically. The allowance for doubtful accounts was approximately $4.7 million and $3.2 million as of December 31, 2020 and 2019, respectively.

Finance Receivables Held for Sale, Net

Finance receivables include installment contracts the Company originates to its customers to facilitate vehicle sales. The Company classifies these receivables as held for sale, as it does not intend to hold the finance receivables it originates to maturity. The Company typically sells the finance receivables it originates, as explained in Note 7 — Finance Receivable Sale Agreements and Note 8 — Securitizations and Variable Interest Entities. The Company records a valuation allowance to report finance receivables at the lower of unpaid principal balance or fair value. To determine the fair value of finance receivables the Company utilizes industry-standard modeling, such as discounted cash flow analysis, factoring in the Company’s historical experience, the credit quality of the underlying receivables, loss trends and recovery rates, as well as the overall economic environment. For purposes of determining the valuation allowance, finance receivables are evaluated collectively to determine the allowance as they represent a large group of smaller-balance homogeneous loans. The allowance was approximately $16.3 million and $7.3 million as of December 31, 2020 and 2019, respectively. Principal balances of finance receivables are charged-

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. Interest income on finance receivables held for sale is recognized when earned based on contractual loan terms and is included in other sales and revenues. Loan origination costs are capitalized and recognized as a reduction to the gain on loan sale when the loans are sold.

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

Property and Equipment

Property and equipment consists of land, buildings and improvements, transportation fleet equipment, software, and furniture, fixtures and equipment and is stated at cost less accumulated depreciation and amortization. Repairs and maintenance costs that extend the life or utility of an asset are also capitalized. Ordinary repairs and maintenance are charged to expense as incurred. Costs incurred during construction are capitalized as construction in progress and reclassified to the appropriate fixed asset categories when the project is completed. In addition, interest on borrowings during the active construction period of construction projects is capitalized and depreciated over the estimated useful lives of the related assets. Costs incurred during the preliminary project planning phase are charged to expense as incurred.

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

Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company compares the sum of estimated undiscounted future cash flows expected to result from the use of the asset to the carrying value of the asset. When the carrying value of the asset exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by the which the carrying value of the asset exceeds the fair value of the asset. The Company recorded no impairment charges during the years ended December 31, 2020, 2019, and 2018. See Note 3 — Property and Equipment, Net for additional information on property and equipment.

Goodwill and Intangible Assets

Intangible assets are recognized and recorded at their acquisition date fair values. Definite-lived intangible assets consist of developed technology, customer relationships, and non-compete agreements and are amortized on a straight-line basis over their estimated useful lives. The Company determined the useful lives of its definite-lived intangible assets based on multiple factors including technological obsolescence, the make-up of the acquired customer base and expected attrition, and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically reassesses the useful lives of its definite-lived intangible assets when events or circumstances indicate that useful lives have

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
significantly changed from the previous estimate. No impairment charges related to intangible assets were recognized during the years ended December 31, 2020, 2019, or 2018.

Goodwill represents the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized but is tested at least annually or more frequently when events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all of its operations when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2020, 2019, or 2018.

Leases

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

Other Assets

Other current assets consist of various items, including, among other items, software licenses and subscriptions, prepaid expenses, the estimated reserve for vehicle inventory returns, debt issuance costs on revolving debt instruments, the current portion of the receivable related to the excess cash reserves over realized claims of VSCs, and deposits. Other assets consist of various items, including, among other items, the purchase price adjustment receivables based on the performance of the Company's finance receivables, the receivable related to the excess cash reserves over realized claims of VSCs, deposits and debt issuance costs on revolving debt instruments.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accrued Liabilities

Accrued liabilities consist of various items payable within one year, including, among other items, accruals for capital expenditures, sales tax, compensation and benefits, vehicle licenses and fees, interest expense, reserves for returns and cancellations,and advertising expenses.

Other Liabilities

As of December 31, 2020 and 2019, other current liabilities primarily consist of the current portion of operating lease liabilities. Other liabilities consist of various items to be recognized beyond one year, including the deferred tax liability associated with acquisitions of intangible assets.

Revenue Recognition

The Company recognizes revenue in accordance with the five-step model prescribed by ASC 606 that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.

Used Vehicle Sales

The Company sells used vehicles directly to its customers through its website. The prices of used vehicles are set forth in the customer contracts at stand-alone selling prices which are agreed upon prior to delivery. The Company satisfies its performance obligation for used vehicle sales upon delivery when the risks and rewards of ownership and control pass to the customer. The Company recognizes revenue at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. The amount of consideration received for used vehicle sales includes noncash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received or financing has been arranged. Payments from customers that finance their purchases with third parties are typically due and collected within 30 days of delivery of the used vehicle. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.

Wholesale Vehicle Sales

The Company sells vehicles to wholesalers. These vehicles sold to wholesalers are primarily acquired from customers that do not meet the Company’s quality standards to list and sell through its website. The Company satisfies its performance obligation for wholesale vehicle sales when the wholesale purchaser obtains control of the underlying vehicle, which is upon delivery when the transfer of title, risks and rewards of ownership, and control pass to the wholesale purchaser. The Company recognizes revenue at the amount it expects to receive for the used vehicle, which is the fixed price determined at the auction. The purchase price of the wholesale vehicle is typically due and collected within 30 days of delivery of the wholesale vehicle.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

Under the master dealer agreement with DriveTime, the Company is also contractually entitled to receive profit-sharing revenues based on the performance of the VSCs once a required claims period has passed. This is a form of variable consideration the Company recognizes as revenue to the extent that it is probable that it will not result in a significant revenue reversal. The Company applies the expected value method, utilizing expected VSC performance based on historical claims and cancellation data from its customers, as well as other qualitative assumptions to estimate the amount it expects to receive. The Company reassesses the estimate each reporting period with any changes reflected as an adjustment to other sales and revenues in the period identified. Profit-sharing payments will begin when the underlying VSCs reach a specified level of claims history. As of December 31, 2020 and 2019, the Company had ending receivables of approximately $10.2 million and $6.0 million, respectively, related to cumulative profit-sharing payments recognized as revenue to which it expects to be entitled. The receivables are included in other current assets and other assets on the accompanying consolidated balance sheets.

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

For the years ended December 31, 2020, 2019, and 2018, all transfers of finance receivables met the requirements for sale treatment. The Company records the gain on the sale of a finance receivable upon receipt of proceeds, in an amount equal to the fair value of the net proceeds received less the carrying amount of the finance receivable. The Company has made customary representations related to the sales of finance receivables. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the receivables would be accrued if probable and estimable in accordance with ASC 450, Contingencies. Any such obligations are considered in the Company's determination of the accounting for the transfers of the finance receivables under ASC Topic 860, Transfers and Servicing of Financial Assets.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses primarily include compensation and benefits, advertising, depreciation expense, facilities costs, technology expenses, logistics and fulfillment expenses, and other administrative expenses. SG&A expenses exclude the costs related to reconditioning vehicles and inbound transportation, which are included in cost of sales, and payroll costs of employees related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Advertising Costs

Advertising production costs are expensed the first time the advertising takes place. All other advertising costs are expensed as incurred. Advertising expenses are included in SG&A expenses on the accompanying consolidated statements of operations. Advertising expense was approximately $286.4 million, $204.0 million, and $111.2 million during the years ended December 31, 2020, 2019, and 2018, respectively.

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

Shipping and Handling

The Company's logistics costs related to transporting its used vehicle inventory include fuel, maintenance, depreciation related to operating its own transportation fleet, and third party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the inspection and reconditioning center are capitalized to inventory and then included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and were approximately $76.8 million, $58.1 million, and $35.2 million during the years ended December 31, 2020, 2019, and 2018, respectively, excluding compensation and benefits.

Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan (defined contribution plan) for its employees. The plan covers substantially all employees who have attained the age of 18. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. The Company provides matching contributions of 40% up to the first 6% of an employee’s compensation, which vests evenly over the employee’s initial five-year service period. Employer contributions to the plan, net of forfeitures, were approximately $3.2 million, $2.0 million, and $1.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Employer contributions are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Derivative Instruments and Hedging Activities

The Company from time to time enters into short-term derivative instruments to manage risks arising from its business operations and economic conditions, primarily cash flow variability that may arise from interest rate changes between the time the Company originates finance receivables and the time it sells them through securitizations. The Company does not designate these derivative instruments as hedges under ASC 815, Derivatives and Hedging for hedge accounting treatment and as a result they are accounted for as economic hedges. Gains and losses related to the derivative instruments are included within other sales and revenues to follow the presentation of the hedged item within the accompanying consolidated statements of operations and any derivative instruments outstanding as of the end of the period are reported at fair value on the accompanying consolidated balance sheets.

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

The Company has elected the fair value option for its beneficial interests in securitizations, which primarily include notes and certificates of the securitization trusts. Electing the fair value option allows the Company to recognize changes in the fair value of these assets in the period the fair value changes. The changes in fair value are recorded within other expense, net and amounts attributable to interest income are reported in interest expense, net as earned on the accompanying consolidated statements of operations. See Note 17 — Fair Value of Financial Instruments for additional information.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time related to contract modifications and hedge accounting to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The standard is effective from March 12, 2020 through December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company may elect to take advantage of this optional guidance in its transition away from LIBOR within certain debt contracts but does not expect a material impact on its consolidated financial statements. As of December 31, 2020, the Company had not modified any contracts or had any hedge accounting activity in which it utilized the optional guidance under ASU 2020-04.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accounting Standards Issued But Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company will adopt ASU 2019-12 for its fiscal year beginning January 1, 2021 and does not anticipate the adoption to have a material impact on its consolidated financial statements.

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net, as of December 31, 2020 and 2019:

	December 31,
	2020	2019

	(in thousands)
Land and site improvements	$132,378	$98,530
Buildings and improvements	476,494	229,640
Transportation fleet	189,870	110,302
Software	112,542	66,875
Furniture, fixtures, and equipment	60,245	38,123
Total property and equipment excluding construction in progress	971,529	543,470
Less: accumulated depreciation and amortization on property and equipment	(170,788)	(88,795)
Property and equipment excluding construction in progress, net	800,741	454,675
Construction in progress	108,425	88,796
Property and equipment, net	$909,166	$543,471

Depreciation and amortization expense on property and equipment was approximately $72.2 million, $39.6 million, and $22.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. These amounts primarily relate to selling, general, and administrative activities and are included as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations.

The Company capitalized internal use software costs totaling approximately $48.9 million, $31.7 million, and $17.4 million during the years ended December 31, 2020, 2019, and 2018, respectively, which is included in software and construction in progress in the table above. The Company capitalized approximately $36.1 million, $24.7 million, and $13.6 million during the years ended December 31, 2020, 2019, and 2018, respectively, of payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use.

The Company capitalizes interest in connection with various construction projects to build, upgrade, or remodel certain of its facilities. During the years ended December 31, 2020, 2019, and 2018, the Company incurred total interest costs, net of interest income, of approximately $139.6 million, $84.2 million, and $26.6 million, respectively, of which approximately $8.1 million, $3.6 million, and $1.6 million, respectively, were capitalized.

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

The purchase price was allocated to net tangible assets of approximately $0.2 million and intangible assets of approximately $9.9 million based on their fair values on the acquisition date and a related deferred tax liability of approximately $2.5 million. The deferred tax liability will amortize over two to seven years, and approximately $0.4 million was amortized during both of the years ended December 31, 2020 and 2019. The excess of the purchase price over the amounts

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
allocated to assets acquired, liabilities assumed and the deferred tax liability was approximately $9.4 million, which has been recorded as goodwill. The historical results of operations for Car360 were not significant to the Company's consolidated results of operations for the periods presented.

The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of December 31, 2020 and 2019:

		December 31,
	Useful Life	2020	2019

		(in thousands)
Intangible assets:
Developed technology	7 years	$8,642	$8,642
Customer relationships	2 years	—	523
Non-compete agreements	5 years	774	774
Intangible assets, acquired cost		9,416	9,939
Less: accumulated amortization		(3,773)	(2,707)
Intangible assets, net		$5,643	$7,232

Goodwill	N/A	$9,353	$9,353

Amortization expense was $1.6 million during both of the years ended December 31, 2020 and 2019 and $1.1 million during the year ended December 31, 2018. As of December 31, 2020, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 4.1 years. The anticipated annual amortization expense to be recognized in future years as of December 31, 2020 is as follows:

Expected Future Amortization
(in thousands)
2021	$1,389
2022	1,389
2023	1,279
2024	1,235
2025	351
Thereafter	—
Total	$5,643

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of December 31, 2020 and 2019:

	December 31,
	2020	2019

	(in thousands)
Accounts payable, including $15,509 and $9,549, respectively, due to related parties	$66,504	$63,576
Sales taxes and vehicle licenses and fees	71,504	45,812
Accrued compensation and benefits	34,531	21,726
Accrued property and equipment	33,604	23,433
Reserve for returns and cancellations	25,053	19,721
Accrued advertising costs	20,790	11,403
Accrued interest expense	19,689	15,650
Customer deposits	16,881	6,379
Other accrued liabilities	53,758	26,743
Total accounts payable and other accrued liabilities	$342,314	$234,443

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

In March 2017, the Company and DriveTime entered into a lease agreement that governs the Company's access to and utilization of office and parking space at various DriveTime facilities (the "DriveTime Hub Lease Agreement"). The DriveTime Hub Lease Agreement was most recently amended in September 2020. Lease expiration varies by location with most having cancellable terms, provided 60 days' prior written notice is given, expiring in 2021 and the Company having the right to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Lease Agreement described above.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In December 2016, the Company entered into a lease agreement related to an IRC in Tolleson, Arizona, with Verde Investments, Inc., an affiliate of DriveTime ("Verde"), with an initial term of approximately 15 years. In August 2018, the Company entered into an additional lease agreement with a coterminous initial term with Verde for contiguous space to that IRC. The lease agreements required monthly rental payments and could have been extended for four additional five-year periods. In September 2020, to consummate a sale leaseback transaction with an unrelated third party, the Company exercised a pre-existing option to purchase the leased land and related assets from Verde for its net book value of approximately $21.7 million thus terminating the lease agreement. The Company immediately sold such land and related assets along with the Company's leasehold improvements at the IRC to a third party who simultaneously leased back the land and the IRC to the Company.

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the year ended December 31, 2020, total costs related to these operating lease agreements, including those noted above, were approximately $7.5 million with approximately $3.0 million and $4.5 million allocated to inventory and selling, general, and administrative expenses, respectively. During the year ended December 31, 2019, total costs related to these operating lease agreements were approximately $7.9 million with approximately $3.3 million and $4.6 million allocated to inventory and selling, general, and administrative expenses, respectively. During the year ended December 31, 2018, total costs related to these operating lease agreements were approximately $8.8 million with approximately $4.4 million allocated to each of inventory and selling, general, and administrative expenses.

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

During the year ended December 31, 2019, the Company purchased certain leasehold improvements and equipment from DriveTime at facilities the Company previously shared with them for DriveTime's net book value of approximately $6.3 million.

Corporate Office Leases

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. DriveTime guaranteed up to $0.5 million of the Company's rent payments under that lease through September 2019. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was approximately $1.0 million during the year ended December 31, 2020, and approximately $0.9 million during both of the years ended December 31, 2019 and 2018.

In December 2019, Verde purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. During the years ended December 31, 2020 and 2019, the rent expense incurred under the lease with Verde was approximately $0.8 million and $0.0 million, respectively.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Wholesale Revenue

In 2020, DriveTime began purchasing wholesale vehicles from the Company through competitive online auctions that are managed by an unrelated third party. As a result, the Company recognized approximately $4.1 million of wholesale revenue from DriveTime during the year ended December 31, 2020.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the years ended December 31, 2020, 2019, and 2018, the Company recognized approximately $93.6 million, $55.6 million, and $23.7 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. In August 2020, the Company and DriveTime amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing. During the years ended December 31, 2020, 2019, and 2018, the Company recognized approximately $11.1 million, $4.1 million, and $1.9 million, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-contract fee to DriveTime to administer the limited warranty included with every purchase and a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. As of February 2020, all of the Company's on-going GAP waiver coverage sales began to be administered by an unrelated party. The Company incurred approximately $6.1 million, $4.3 million, and $2.2 million during the years ended December 31, 2020, 2019, and 2018, respectively, related to the administration of limited warranty and GAP waiver coverage.

GAP Waiver Insurance Policy

The Company purchased insurance policies from BlueShore Insurance Company ("BlueShore"), an affiliate of DriveTime, for approximately $1.8 million during the year ended December 31, 2019 and for a nominal amount during the year ended December 31, 2020, that reimburses the lienholder of finance receivables with GAP waiver coverage for any GAP waiver claims on a defined set of finance receivables that the Company sold in its securitization transactions. This insurance is transferred with the underlying finance receivable. In March 2019, the Company entered into a retrospective profit sharing agreement with BlueShore under which the Company shares in the profits generated from the insurance policies by receiving a portion of the excess of the premium it paid to BlueShore, net of a fee, compared to the amount BlueShore pays out related to the GAP waiver claims. As of December 31, 2020 and 2019, the Company held a receivable of approximately $0.1 million and $0.2 million, respectively, which is included in other assets on the accompanying consolidated balance sheets, related to this retrospective profit sharing agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $6.1 million, $4.2 million, and $0.9 million for the years ended December 31, 2020, 2019, and 2018, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime in 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company reimbursed DriveTime approximately $0.2 million during the year ended December 31, 2020, and approximately $0.5 million during both of the years ended December 31, 2019 and 2018 under this agreement.

Accounts Payable Due to Related Party

As of December 31, 2020 and 2019, approximately $15.5 million and $9.5 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Senior Unsecured Notes Held by Verde

As of December 31, 2019, Verde held $15.0 million of principal of the Company's outstanding 2023 Notes. In October 2020, the Company redeemed all of the 2023 Notes, including the amount held by Verde, as defined and further discussed in Note 9 — Debt Instruments.

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

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis after February 2019, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. The Company incurred nominal expenses related to the Shared Services Agreement during all the years ended December 31, 2020, 2019, and 2018.

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

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with Ally Bank and Ally Financial (the "Ally Parties"). Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. Throughout 2020, the Company and the Ally Parties have amended the MPSA to, among other things and subject to the terms of the agreement, commit the purchaser to purchase up to a maximum of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
$3.0 billion of principal balances of finance receivables from March 24, 2020 through March 23, 2021, broaden the set of finance receivables covered by the MPSA, and provide additional flexibility in the timing of sales of finance receivables.

During the years ended December 31, 2020, 2019, and 2018, the Company sold approximately $2.2 billion, $418.8 million, and $733.4 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $1.1 billion of unused capacity as of December 31, 2020.

Transfer Agreements

2017 Master Transfer Agreement

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

During the years ended December 31, 2019, prior to the acquisition of the certificate in the trust, and December 31, 2018, the Company sold approximately $139.3 million and $348.8 million, respectively, in principal balances of finance receivables under the 2017 Master Transfer Agreement.

During the year ended December 31, 2019, prior to the acquisition of the certificate in the trust, the Company also purchased finance receivables that it previously sold to the 2017 Purchaser Trust under the 2017 Master Transfer Agreement for a total price of approximately $127.7 million and immediately resold such finance receivables into a securitization transaction, which is described further in Note 8 — Securitizations and Variable Interest Entities. This transaction was entered into in connection with the securitization transaction and was entered into independently from the terms of the 2017 Master Transfer Agreement.

2018 Transfer Agreement

On December 21, 2018, the Company entered into a transfer agreement (the "2018 Transfer Agreement") with a purchaser trust under which the trust purchased principal balances of finance receivables from the Company, a portion of which were related to a refinancing transaction, discussed further below. During the year ended December 31, 2018, the Company sold approximately $115.0 million in principal balances of finance receivables under the 2018 Transfer Agreement, excluding those that were part of the refinancing transactions described below.

Refinancing Transactions

During the year ended December 31, 2018, the Company purchased finance receivables that it previously sold to the 2017 Purchaser Trust under the 2017 Master Transfer Agreement for a total price of approximately $387.4 million and immediately resold such finance receivables to other trusts with the same certificate holder for the same price under separate transfer agreements, one of which was the 2018 Transfer Agreement. Other than customary repurchase obligations, the Company is not obligated to, nor does it have a right to, purchase or sell finance receivables it has previously sold under the 2017 Master Transfer Agreement. These transactions completed in 2018 were entered into in connection with a refinancing by the trusts' certificate holder and were entered into independently from the terms of the 2017 Master Transfer Agreement. The Company received fees totaling approximately $6.3 million for structuring and participating in these transactions, which are included in other sales and revenues in the accompanying consolidated statements of operations.

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

During the years ended December 31, 2020 and 2019, the Company sold approximately $899.8 million and $1.9 billion, respectively, in principal balances of finance receivables through securitization transactions.

Fixed Pool Loan Sales

In 2020, the Company further expanded its finance platform by completing fixed pool loan sales to a new financing partner on terms substantially similar to the Company’s securitization transactions and MPSA sales, including a sale of approximately $320.0 million in principal balances of finance receivables in December 2020.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was approximately $217.6 million, $137.3 million, and $51.7 million during the years ended December 31, 2020, 2019, and 2018, respectively, which is included in other sales and revenues in the accompanying consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of December 31, 2020, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. The Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying consolidated balance sheets, which as of December 31, 2020 and 2019 were approximately $131.3 million and $98.8 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of December 31, 2020.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at December 31, 2020 and 2019. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	December 31, 2020		December 31, 2019
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in thousands)
Rated notes	$97,794	$97,794	$85,234	$85,234
Certificates and other assets	33,480	33,480	13,546	13,546
Total unconsolidated VIEs	$131,274	$131,274	$98,780	$98,780

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of December 31, 2020 and 2019 were as follows:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Rated notes	$96,141	$97,794	$84,983	$85,234
Certificates and other assets	28,015	33,480	13,456	13,546
Total securities available for sale	$124,156	$131,274	$98,439	$98,780

NOTE 9 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 15 — Leases, as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019

	(in thousands)
Asset-Based Financing:
Floor Plan Facility	$39,820	$515,487
Finance Receivable Facilities	—	53,353
Financing of beneficial interests in securitizations	81,259	84,982
Notes payable	25,167	31,757
Real estate financing	387,380	177,221
Total asset-based financing	533,626	862,800
Senior Notes (1)	1,100,000	600,000
Total debt	1,633,626	1,462,800
Less: current portion	(78,912)	(606,644)
Less: unamortized premium and debt issuance costs (2)	(21,322)	(13,642)
Total long-term debt, net	$1,533,392	$842,514

(1) As of December 31, 2020 and 2019, Verde held $0.0 million and $15.0 million, respectively, of the Senior Notes, as hereafter defined.
(2) The unamortized debt issuance costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the accompanying consolidated balance sheets. Unamortized debt issuance costs related to

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
revolving debt arrangements are presented within other current assets and other assets on the accompanying consolidated balance sheets. The unamortized premium is presented as an increase to the carrying amount of the Senior Notes at December 31, 2019 on the accompanying consolidated balance sheet.

Short-Term Revolving Facilities

Floor Plan Facility

The Company has a floor plan facility with a lender to finance its used vehicle inventory (the "Floor Plan Facility"), which is secured by the Company's vehicles, general intangibles, accounts receivable, and finance receivables. Under the Floor Plan Facility, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding balances related to vehicles held in inventory for more than 180 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts. The Floor Plan Facility also requires monthly interest payments and that at least 7.5% of the total principal amount owed to the lender is held as restricted cash.

Effective October 1, 2020, the Company amended the Floor Plan Facility to increase the line of credit to $1.25 billion, reduce the interest rate to one-month LIBOR plus 3.15% irrespective of the outstanding balance, and extend the maturity date to March 31, 2023. The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter.

For the year ended December 31, 2020, the Company's effective interest rate on the Floor Plan Facility was approximately 3.87%, the Company had an outstanding balance under this facility of approximately $39.8 million, unused capacity of approximately $1.21 billion, and held approximately $3.1 million in restricted cash related to this facility. As of December 31, 2019, the interest rate on the Floor Plan Facility was 4.91%, the Company had an outstanding balance of approximately $515.5 million, unused capacity of approximately $434.5 million, and held approximately $38.7 million in restricted cash related to this facility.

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

Both facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The facilities require monthly payments of interest and fees based on usage and unused facility amounts. Both facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of December 31, 2020, the Company had no amounts outstanding under these facilities, unused capacity of $1.0 billion, and held approximately $25.2 million in restricted cash related to these facilities. For the year ended December 31, 2020, the Company's effective interest rate on these facilities was approximately 2.77%.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Past Finance Receivable Facilities

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

As of December 31, 2019, these credit facilities had an interest rate ranging between approximately 2.76% and 3.71%, and the Company had an outstanding balance under these facilities of approximately $53.4 million, unused capacity of $596.6 million, and held approximately $3.7 million in restricted cash related to these facilities.

The Company voluntarily terminated these facilities in February 2020 after entering into the active finance receivable facilities described above.

Long-Term Debt

Senior Unsecured Notes

Since 2018, the Company has issued various senior unsecured notes, each as further described below (collectively, the "Senior Notes").

2025 and 2028 Senior Unsecured Notes

On October 2, 2020, the Company issued $500.0 million in aggregate principal amount of 5.625% senior unsecured notes due October 1, 2025 (the "2025 Notes") and $600.0 million aggregate principal amount for 5.875% senior unsecured notes due October 1, 2028 (the "2028 Notes" and, collectively, the "2025 and 2028 Notes"). The 2025 and 2028 Notes were newly issued under separate indentures (the "2025 Indenture", the "2028 Indenture", and, collectively, the "Indentures"), each dated as of October 2, 2020, entered into by and among the Issuer, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The interest on the 2025 and 2028 Notes is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021. The 2025 Notes and 2028 Notes mature on October 1, 2025 and October 1, 2028, respectively, unless earlier repurchased or redeemed, and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed solely for the purpose of facilitating the Company's sales of its finance receivables, if any).

The Company may redeem some or all of the 2025 Notes on or after October 1, 2022 at redemption prices set forth in the 2025 Indenture, plus any accrued and unpaid interest to the redemption date. Prior to October 1, 2022, the Company may redeem up to 35.0% of the aggregate principal amount of the 2025 Notes at a redemption price equal to 105.625%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the 2025 Notes prior to October 1, 2022, by paying a make-whole premium plus any accrued and unpaid interest to, but not including, the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the 2025 Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Company may redeem some or all of the 2028 Notes on or after October 1, 2023 at redemption prices set forth in the 2028 Indenture, plus any accrued and unpaid interest to the redemption date. Prior to October 1, 2023, the Company may redeem up to 35.0% of the aggregate principal amount of the 2028 Notes at a redemption price equal to 105.875%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
offerings. In addition, the Company may, at its option, redeem some or all of the 2028 Notes prior to October 1, 2023, by paying a make-whole premium plus any accrued and unpaid interest to, but not including, the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the 2028 Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Indentures governing the 2025 and 2028 Notes contain restrictive covenants that limit the ability of the Company and certain of its subsidiaries to, among other things and subject to certain important exceptions, incur additional debt or issue preferred stock, create new liens, make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the 2025 and 2028 Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of December 31, 2020, the Company was in compliance with all covenants.

In connection with the issuance of the 2025 and 2028 Notes, Carvana Group amended and restated its LLC agreement to, among other things, authorize the issuance of preferred units, which Carvana Co. purchased with its net proceeds from the issuance of the 2025 and 2028 Notes, as further discussed in Note 10 — Stockholders' Equity.

The outstanding principal of the 2025 and 2028 Notes, net of unamortized debt issuance costs, was approximately $1.1 billion as of December 31, 2020 and is included in long-term debt in the accompanying consolidated balance sheet.

2023 Senior Unsecured Notes

On September 21, 2018, the Company issued an aggregate of $350.0 million in senior unsecured notes due 2023 (the "2023 Existing Notes") under an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee (the "2023 Indenture"). On May 24, 2019, the Company issued $250.0 million in aggregate principal amount of additional notes (the "2023 Additional Notes") under the Indenture, at a 100.5% premium. The 2023 Existing Notes and 2023 Additional Notes (together the "2023 Notes") were treated as a single class for all purposes and had the same terms. The 2023 Notes accrued interest at a rate of 8.875% per annum, which was payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2019. The 2023 Notes were set to mature on October 1, 2023, unless earlier repurchased or redeemed, and were guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed solely for the purpose of facilitating the Company's sales of its finance receivables, if any). The Company could redeem some or all of the 2023 Notes on or after October 1, 2020 at redemption prices set forth in the 2023 Indenture, plus any accrued and unpaid interest to the redemption date. Prior to October 1, 2020, the Company could redeem up to 35.0% of the aggregate principal amount of the 2023 Notes at a redemption price equal to 108.875%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, the Company could, at its option, redeem some or all of the 2023 Notes prior to October 1, 2020, by paying a make-whole premium plus any accrued and unpaid interest to, but not including, the redemption date. If the Company experienced certain change of control events, it had to make an offer to purchase all of the 2023 Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The 2023 Indenture governing the 2023 Notes contained restrictive covenants that limited the ability of the Company to, among other things, incur additional debt or issue preferred stock, create new liens, make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants would have been suspended if the 2023 Notes were assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default.

In connection with the issuance of the 2023 Notes, Carvana Group amended its LLC agreement to create a class of non-convertible preferred units, which Carvana Co. purchased with its net proceeds from the issuance of the 2023 Notes, as further discussed in Note 10 — Stockholders' Equity.

On October 2, 2020, the Company used approximately $626.8 million of the proceeds from the issuance of its 2025 and 2028 Notes, described above, to redeem in full the $600.0 million aggregate principal amount of its 2023 Notes by exercising

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
its option to redeem all of the 2023 Notes at the redemption price set forth in the 2023 Indenture, plus accrued interest. The Company incurred $33.7 million of debt extinguishment costs, including $26.6 million of redemption premium and $7.1 million related to derecognizing unamortized debt issuance costs and premium, which is included in interest expense on the accompanying consolidated statement of operations. The payment of the redemption premium is included within payments on long-term debt within financing activities on the accompanying consolidated statement of cash flows.

The outstanding principal of the 2023 Notes, net of unamortized debt issuance costs and including the premium, was approximately $591.1 million as of December 31, 2019, of which $15.0 million of principal was held by Verde, and is included in long-term debt in the accompanying consolidated balance sheet.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of December 31, 2020 and 2019, the outstanding principal of these notes had a weighted-average interest rate of 7.1% and 6.6%, respectively, and totaled approximately $25.2 million and $31.8 million, respectively, of which approximately $17.4 million and $10.9 million, respectively, was due within the next twelve months and included as current portion of long-term debt in the accompanying consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of December 31, 2020, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of December 31, 2020 and 2019, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was approximately $384.6 million and $174.7 million, respectively, and was included in long-term debt in the accompanying consolidated balance sheets.

In November 2017, the Company entered into a master sale-leaseback agreement (the "Master Sale-Leaseback Agreement" or "MSLA"), which was amended in November 2018, pursuant to which it could sell and lease back certain of its owned or leased properties and construction improvements. This agreement expired in November 2020. Under the MSLA, at any time the Company could elect to, and beginning in November 2020 or until a property owner of a leased site consented to the sale-leaseback, the purchaser had the right to demand that the Company repurchase one or more properties sold and leased back pursuant to the MSLA for an amount equal to the repurchase price. Repurchase prices were defined in each of the applicable leases and are generally the original purchase prices plus any accrued and unpaid rent. Under the MSLA, the total sales price of properties the Company could sell and lease back at any point in time was limited to $75.0 million. As of December 31, 2019, the Company could sell and lease back approximately $75.0 million of its property and equipment under the MSLA.

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

As of December 31, 2020 and 2019, the Company has pledged approximately $81.3 million and $85.0 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreement with expected repurchases ranging from January 2026 to September 2027. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was approximately $79.4 million and $82.7 million, respectively, as of December 31, 2020 and 2019, of which approximately $21.9 million and $26.4 million, respectively, is included in current portion of long-term debt in the accompanying consolidated balance sheets.

The following table summarizes the aggregate maturities due in each period for notes payable, Senior Notes, and financing of beneficial interests in securitizations as of December 31, 2020. Maturities related to financing of beneficial interests in securitizations are estimated based on expected timing of payments from the securitization trusts to the lender.

As of December 31, 2020
(in thousands)
2021	$39,764
2022	31,340
2023	21,012
2024	11,561
2025	502,750
Thereafter	600,000
Total	$1,206,427

NOTE 10 — STOCKHOLDERS' EQUITY

Organizational Transactions

Carvana Co.'s amended and restated certificate of incorporation, among other things, authorizes (i) 50.0 million shares of Preferred Stock, par value $0.01 per share, (ii) 500.0 million shares of Class A common stock, par value $0.001 per share, and (iii) 125.0 million shares of Class B common stock, par value $0.001 per share. Each share of Class A common stock generally entitles its holder to one vote on all matters to be voted on by stockholders. Each share of Class B common stock held by Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") generally entitles its holder to ten votes on all matters to be voted on by stockholders, for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Carvana Co.'s Class A common stock determined on an as-exchanged basis assuming that all of the Class A Units and Class B Units were exchanged for Class A common stock. All other shares of Class B common stock generally entitle their holders to one vote per share on all matters to be voted on by stockholders. Holders of Class B common stock are not entitled to receive dividends and would not be entitled to receive any distributions upon the liquidation, dissolution or winding down of the Company. Holders of Class A and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law.

Carvana Group's amended and restated LLC Agreement provides for two classes of common ownership interests in Carvana Group: (i) Class A Units and (ii) Class B Units (together, the "LLC Units"). Carvana Co. is required to, at all times, maintain (i) a four-to-five ratio between the number of shares of Class A common stock issued and outstanding by Carvana Co. and the number of Class A Units owned by Carvana Co. (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities and subject to adjustment as set forth in the exchange agreement (the "Exchange Agreement") further discussed below, and taking into account Carvana Sub’s 0.1% ownership interest in Carvana, LLC) and (ii) a four-to-five ratio between the number of shares of Class B common stock owned by the original holders of LLC Units prior to the IPO (the "Original LLC Unitholders") and the number of Class A Units owned by the Original LLC Unitholders. The Company may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only if an Original LLC Unitholder elects to exchange them, together with 1.25 times as many LLC Units, for consideration from the Company. Such consideration from the Company can be, at the Company's election, either shares of Class A common stock or cash.

As of December 31, 2020, there were approximately 215.1 million and 3.1 million Class A Units and Class B Units (as adjusted for the participation thresholds and closing price of Class A common stock on December 31, 2020), respectively,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
issued and outstanding. As of December 31, 2019, there were approximately 189.7 million and 4.9 million Class A Units and Class B Units (as adjusted for the participation thresholds and closing price of Class A common stock on December 31, 2019), respectively, issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan"), are subject to a participation threshold, and are earned over the requisite service period.

Equity Offerings

On April 30, 2018, the Company completed a public equity offering of 6.6 million shares of its Class A common stock at a public offering price of $27.50 per share and received net proceeds from the offering of approximately $172.3 million after underwriting discounts and commissions and offering expenses. The Company used the net proceeds to purchase approximately
8.3 million newly-issued LLC Units in Carvana Group. A holder of Class A common stock (the "Selling Stockholder") and certain LLC Unitholders (the "Selling LLC Unitholders") sold a total of approximately 6.1 million shares of Class A common stock as part of the offering. The Selling LLC Unitholders exchanged approximately 6.9 million LLC Units for approximately 5.6 million shares of Class A common stock to be sold in the offering, and to the extent such Selling LLC Unitholder held Class B common stock, the corresponding shares of Class B common stock were immediately retired by the Company. The Company did not receive any proceeds from the sale of the approximately 6.1 million shares of Class A common stock by the Selling Stockholder and the Selling LLC Unitholders.

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

On April 1, 2020, the Company completed a registered direct offering to investors of approximately 13.3 million shares of its Class A common stock at an offering price of $45.00 per share and received net proceeds from the offering of approximately $599.5 million. Ernest Garcia II, through Verde, and Ernest Garcia III each invested approximately $25.0 million, or approximately 0.6 million shares of the Class A common stock, in the offering. The Company used the net proceeds to purchase approximately 16.7 million newly-issued LLC Units in Carvana Group.

On May 21, 2020, the Company completed a public equity offering of 5.0 million shares of its Class A common stock at an offering price of $92.00 per share and received net proceeds from the offering of approximately $459.5 million. The Company used the net proceeds to purchase approximately 6.3 million newly-issued LLC Units in Carvana Group.

Exchange Agreement

Carvana Co. and the Original LLC Unitholders together with any holders of LLC Units issued subsequent to the IPO (together, the "LLC Unitholders") entered into an Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to (i) conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions, (ii) vesting for certain LLC Units, and (iii) the respective participation threshold for Class B Units. To the extent such owners also hold Class B common stock, they are required to deliver to Carvana Co. a number of shares of Class B common stock equal to the number of shares of Class A common stock being exchanged for. Any shares of Class B common stock so delivered are canceled. The number of exchangeable Class B Units is determined based on the value of Carvana Co.'s Class A common stock and the applicable participation threshold.

During the years ended December 31, 2020 and 2019, certain LLC Unitholders exchanged 9.1 million and 5.4 million LLC Units and 5.6 million and 3.1 million shares of Class B common stock for 7.3 million and 4.3 million newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, Carvana Co. received 9.1 million and 5.4 million LLC Units during the years ended December 31, 2020 and 2019, respectively, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group, LLC amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
were created in connection with Carvana Co.'s issuance of the 2023 Notes in September 2018 and May 2019, as discussed further and defined in Note 9 — Debt Instruments. On October 2, 2020, Carvana Group, LLC amended and restated its LLC Agreement to, among other things, authorize the issuance of 1,100,000 Class A Non-Convertible Preferred Units to be sold to Carvana Co. in connection with the issuance of its 2025 and 2028 Notes and authorize the issuance of additional Class A Non-Convertible Preferred Units, in each case in consideration for the capital contribution made or deemed to have been made by Carvana Co. of the net proceeds of senior unsecured notes issuances. Carvana Co. used its net proceeds from the 2023 Notes and the 2025 and 2028 Notes to purchase 600,000 and 1,100,000 Class A Non-Convertible Preferred Units, respectively. In the event Carvana Co. makes payments on the Senior Notes, Carvana Group will make an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit shall be canceled and retired.

As discussed further in Note 9 — Debt Instruments, the Company redeemed its 2023 Notes on October 2, 2020 using a portion of its net proceeds from the issuance of its 2025 and 2028 Notes, at which point 600,000 Class A Non-Convertible Preferred Units were canceled and retired.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

Contributions of Class A Common Shares From Ernest Garcia III

During the years ended December 31, 2019 and 2018, the Company and its Chief Executive Officer, Ernest Garcia III, entered into contribution agreements (the "Contribution Agreements") in connection with the 100k Milestone Gift, as defined in Note 6 — Related Party Transactions. Pursuant to the Contribution Agreements, Mr. Garcia contributed approximately 0.2 million shares of the Company's Class A common stock to the Company during both the years ended December 31, 2019 and 2018, at no charge. The Company subsequently granted approximately 0.2 million restricted stock units during both the years ended December 31, 2019 and 2018 to employees. Refer to Note 12 — Equity-Based Compensation for further discussion. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the Share Contributions, it has indemnified Mr. Garcia from any such obligations that may arise. As of December 31, 2019, Mr. Garcia's commitment related to the 100k Milestone Gift had been fulfilled.

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

During the years ended December 31, 2020, 2019, and 2018, the total adjustments related to exchanges of LLC Units was a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $32.7 million, $4.9 million, and $15.8 million, respectively, which has been included in exchanges of LLC Units in the accompanying consolidated statement of stockholders' equity. During the years ended December 31, 2020, 2019, and 2018, Carvana Co. utilized its net proceeds from its equity offerings to purchase LLC Units, which resulted in an adjustment to increase non-

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
controlling interests and to decrease additional paid-in capital by approximately $643.9 million, $201.0 million, and $132.4 million, respectively, which has been included in adjustment to non-controlling interests related to equity offering in the accompanying consolidated statement of stockholders' equity.

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

As of December 31, 2020, Carvana Co. owned approximately 43.8% of Carvana Group with the LLC Unitholders owning the remaining 56.2%. The net loss attributable to the non-controlling interests on the accompanying consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

The following table summarizes the effects of changes in ownership in Carvana Group on the Company's equity during the years ended December 31, 2020, 2019, and 2018:

	For the Years Ended December 31,
	2020	2019	2018

	(in thousands)
Transfers (to) from non-controlling interests:
Decrease as a result of issuance of Class A common stock	$(643,886)	$(201,015)	$(132,375)
Increase as a result of Carvana Group's issuance of Class A Units in connection with business acquisitions	—	—	1,297
Increase as a result of exchanges of LLC Units	32,728	4,948	15,828
Decrease as a result of conversion of Class A Convertible Preferred Stock	—	—	(67,972)
Total transfers to non-controlling interests	$(611,158)	$(196,067)	$(183,222)

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity based compensation recognized during the years ended December 31, 2020, 2019, and 2018 is as follows:

	For the Years Ended December 31,
	2020	2019	2018

	(in thousands)
Class B Units	$1,225	$2,361	$2,474
Restricted Stock Units and Awards excluding those granted in relation to the 100k Milestone Gift	20,853	13,057	6,897
Restricted Stock Units granted in relation to the 100k Milestone Gift	—	12,694	12,120
Options	6,967	5,377	2,357
Class A Units	1,527	2,184	1,897
Total equity-based compensation	30,572	35,673	25,745
Equity-based compensation capitalized to property and equipment	(5,484)	(2,610)	(1,650)
Equity-based compensation capitalized to inventory	(309)	(4,505)	(3,776)
Equity-based compensation, net of capitalized amounts	$24,779	$28,558	$20,319

During the years ended December 31, 2020, 2019, and 2018, the Company capitalized approximately $5.5 million, $2.6 million, and $1.7 million, respectively, of equity-based compensation to property and equipment related to software development and real estate projects and approximately $0.3 million, $4.5 million, and $3.8 million, respectively, to inventory related to reconditioning and inbound transportation of vehicles. All other equity-based compensation is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2020, unrecognized equity-based compensation related to outstanding awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2020 is presented in the table below. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

	Unrecognized Equity-Based Compensation Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
Class B Units	$1,020	1.1
Restricted Stock Units and Awards	48,813	2.7
Options	16,013	2.6
Class A Units	1,689	1.3
Total unrecognized equity-based compensation	$67,535

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan 14.0 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers, and consultants. The majority of equity granted by the Company vests over four-year periods based on continued employment with the Company. As of December 31, 2020, approximately 9.8 million shares remain available for future equity-based award grants under this plan.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards ("RSAs") entitle recipients to vote and to receive all dividends declared with respect to such shares, payable upon vesting. RSAs vest over a period of two to five years, subject to the recipient's continued employment or

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
service. The Company did not grant any RSAs during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company issued certain employees and consultants an aggregate of approximately 0.1 million RSAs pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $45.05. The Company determined the grant-date fair value of the RSAs based on the closing price of the Company's Class A common stock on the grant date.

Restricted stock units ("RSUs") do not entitle recipients to vote or receive dividends. RSUs generally vest over a period of four years, subject to the recipient's continued employment. During the years ended December 31, 2020, 2019, and 2018, the Company issued certain employees an aggregate of approximately 0.3 million, 0.7 million, and 0.7 million RSUs, respectively, pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $110.00, $60.91, and $46.41, respectively. The Company determined the grant-date fair value of the RSUs based on the closing price of the Company's Class A common stock on the grant date. RSUs are settled in shares of Class A common stock on a one-to-one basis within thirty days of vesting. As discussed in Note 10 — Stockholders' Equity, included in these RSUs, in connection with the 100k Milestone Gift, during both the years ended December 31, 2019 and 2018 the Company granted approximately 0.2 million RSUs with a vesting period of one week or less following receipt of Class A common stock from its Chief Executive Officer, Ernest Garcia III. The Company recognized approximately $12.7 million and $12.1 million during the years ended December 31, 2019 and 2018, respectively, of equity-based compensation, a portion of which related to the production of the Company's used vehicle inventory and was therefore capitalized to inventory.

RSA and RSU activity during the years ended December 31, 2020, 2019, and 2018 was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2018	420	$17.63
Granted	791	$46.19
Settled	(391)	$42.35
Forfeited	(56)	$21.64
Outstanding at December 31, 2018(1)	764	$34.25

Granted	672	$60.91
Settled	(461)	$45.05
Forfeited	(47)	$37.15
Outstanding at December 31, 2019(1)	928	$48.04

Granted	342	$110.00
Settled	(475)	$45.80
Forfeited	(57)	$70.89
Outstanding at December 31, 2020(1)	738	$76.43
(1) All outstanding RSAs and RSUs at December 31, 2020, 2019, and 2018 are nonvested.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Stock option activity during the years ended December 31, 2020, 2019, and 2018 was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	755	$15.60	9.5	$3,000
Options granted	294	$44.81		n/a
Options exercised	(60)	$13.26		$1,224
Options forfeited or expired	(58)	$16.15		n/a
Outstanding at December 31, 2018	931	$24.95	8.9	$11,306

Options granted	364	$37.70		n/a
Options exercised	(104)	$16.28		$5,388
Options forfeited or expired	(44)	$17.53		n/a
Outstanding at December 31, 2019	1,147	$30.07	8.3	$71,101

Options granted	179	$88.56		n/a
Options exercised	(195)	$27.82		$24,479
Options forfeited or expired	(59)	$16.52		n/a
Outstanding at December 31, 2020	1,072	$41.01	7.7	$212,844

Vested and exercisable as of December 31, 2020	481	$28.29	7.2	$101,689
Expected to vest as of December 31, 2020	591	$51.37	8.1	$111,155

The Company determined the grant-date fair value of the options granted during the years ended December 31, 2020, 2019, and 2018 using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2020	2019	2018
Expected volatility(1)	70.1%	66.7%	65.5%
Expected dividend yield	—%	—%	—%
Expected term (in years)(2)	6.14	6.11	6.00
Risk-free interest rate	1.4%	2.5%	3.0%
Weighted-average grant-date fair value per option	$53.62	$23.87	$26.93
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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the Class A Unit activity for the years ended December 31, 2020, 2019, and 2018 is as follows:

	Class A Units
	Number of Class A Units (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	—	n/a
Granted	393	$18.58
Exchanged	—	n/a
Forfeited	—	n/a
Outstanding at December 31, 2018	393

Granted	—	n/a
Exchanged	(172)	$18.58
Forfeited	—	n/a
Outstanding at December 31, 2019	221

Granted	—	n/a
Exchanged	(100)	$18.58
Forfeited	—	n/a
Outstanding at December 31, 2020	121

Vested as of December 31, 2020	24	$18.58
Expected to vest as of December 31, 2020	97	$18.58

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Vested Class B Units participate in any distributions of Carvana Group in excess of those required for the Class A Units subject to the participation threshold. As discussed in Note 10 — Stockholders' Equity, grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units granted during the years ended December 31, 2020, 2019, or 2018. As of December 31, 2020, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the Class B Unit activity for the years ended December 31, 2020, 2019, and 2018 is as follows:

	Class B Units
	Number of Class B Units (in thousands)	Weighted-Average Participation Threshold per Class B Unit
Outstanding at January 1, 2018	7,421	$2.95
Granted	—	n/a
Exchanged	(901)	$0.96
Forfeited	(127)	$10.49
Outstanding at December 31, 2018	6,393	$3.08

Granted	—	n/a
Exchanged	(1,202)	$1.17
Forfeited	(23)	$5.23
Outstanding at December 31, 2019	5,168	$3.51

Granted	—	n/a
Exchanged	(1,991)	$1.22
Forfeited	(14)	$5.81
Outstanding at December 31, 2020	3,163	$4.94

Vested as of December 31, 2020	2,962	$4.56
Expected to vest as of December 31, 2020	201	$10.52

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted net loss per share during the years ended December 31, 2020, 2019, and 2018:

	For the years ended December 31,
	2020	2019	2018

	(in thousands)
Numerator:
Net loss	$(462,222)	$(364,639)	$(254,745)
Net loss attributable to non-controlling interests	291,082	249,980	199,269
Dividends on Class A convertible preferred stock	—	—	(4,206)
Accretion of beneficial conversion feature on Class A convertible preferred stock	—	—	(1,380)
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(171,140)	$(114,659)	$(61,062)
Denominator:
Weighted-average shares of Class A common stock outstanding	65,074	47,079	30,362
Nonvested weighted-average restricted stock awards	(93)	(232)	(319)
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share	64,981	46,847	30,043
Net loss per share of Class A common stock, basic and diluted	$(2.63)	$(2.45)	$(2.03)

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

Weighted-average as-converted shares of Convertible Preferred Stock of approximately 0.0 million for both of the years ended December 31, 2020 and 2019, and 3.9 million for the year ended December 31, 2018 were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Weighted-average as-converted LLC Units of approximately 104.0 million, 106.6 million, and 113.7 million, comprised of approximately 100.7 million, 102.3 million, and 108.9 million Class A Units together with the related Class B common stock and approximately 3.3 million, 4.3 million, and 4.8 million Class B Units, during the years ended December 31, 2020, 2019, and 2018, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units were approximately 3.2 million, 5.2 million, and 6.4 million at December 31, 2020, 2019, and 2018, respectively. Weighted-average potentially dilutive restricted stock awards and units of approximately 0.8 million outstanding for both of the years ended December 31, 2020 and 2019, and 0.5 million outstanding during the year ended December 31, 2018 were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of both the years ended December 31, 2020 and 2019, approximately 1.1 million options were outstanding and 0.9 million options as of December 31, 2018 were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

NOTE 14 — INCOME TAXES

As described in Note 1 — Business Organization and Note 10 — Stockholders' Equity, as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. was formed on November 29, 2016 and did not engage in any operations prior to the IPO. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Net loss before income taxes was $462.5 million, $364.6 million, and $254.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company had an income tax benefit of $0.3 million for the year ended December 31, 2020 and no income tax expense or benefit for the years ended December 31, 2019 and 2018.

The components of income tax expense (benefits) are as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Federal - Current	$119	$—	$—
Federal - Deferred	(333)	—	—
	(214)	—	—

State - Current	23	—	—
State - Deferred	(64)	—	—
	(41)	—	—

Total Benefit	$(255)	$—	$—

A reconciliation of the U.S. federal rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Expected U.S. federal income taxes at statutory rate	$(97,120)	21.0%	$(76,574)	21.0%	$(53,496)	21.0%
Loss attributable to non-controlling interests	62,446	(13.5)%	52,496	(14.4)%	41,024	(16.1)%
State taxes	(9,412)	2.0%	(2,945)	0.8%	(2,363)	0.9%
Stock based compensation	(5,112)	1.1%	(593)	0.2%	(10)	0.0%
Valuation allowance	55,554	(12.0)%	18,039	(4.9)%	14,771	(5.8)%
Effect due to LLC flow-through structure	(6,785)	1.5%	10,004	(2.7)%	—	—%
Other	174	0.0%	(427)	0.0%	74	0.0%
Income tax benefit	$(255)	0.1%	$—	—%	$—	—%

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the tax basis in an asset or liability and its reported amount under U.S. GAAP. These temporary differences result in taxable or deductible amounts in future years. The components of the Company’s deferred tax assets are as follows:

	Years Ended December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Investment in Carvana Group	$555,574	$155,775
Net operating loss carryforward	98,731	44,771
Interest expense carryforward	21,028	13,721
Tax credit carryforward	1,944	586
Total gross deferred tax assets	677,277	214,853
Valuation allowance	(677,277)	(214,853)
Total deferred tax assets, net of valuation allowance	$—	$—

Deferred tax liabilities:
Intangibles	$(1,411)	$(1,808)
Total gross deferred tax liabilities	(1,411)	(1,808)
Net deferred tax liabilities	$(1,411)	$(1,808)

As of December 31, 2020 and 2019, the Company had federal and state net operating loss carry forwards of $414.9 million and $188.2 million, respectively. Federal losses that arose prior to 2018 will begin to expire in 2037. Federal losses generated after 2017 will be carried forward indefinitely.

As described in Note 10 — Stockholders' Equity, the Company acquired 9.1 million LLC Units during the year ended December 31, 2020 in connection with exchanges with Existing LLC Unitholders. During the year ended December 31, 2020, the Company recorded a gross deferred tax asset of $406.9 million associated with the basis difference in its investment in Carvana Group related to the acquisition of the LLC Units which is reflected as an increase to additional paid-in capital in the accompanying statements of stockholders' equity.

As described in Note 10 — Stockholders' Equity, on April 30, 2018, the Company completed a public equity offering of 6.6 million shares of its Class A common stock. The Company recognized a gross deferred tax asset of $2.5 million associated with the portion of the basis difference resulting from the purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying statements of stockholders' equity. The Company has not recorded a deferred tax asset of $30.6 million related to the remaining basis difference associated with the purchase of LLC Units as the difference will only reverse upon the sale of its interest in Carvana Group.

As described in Note 10 — Stockholders' Equity, on May 24, 2019, the Company completed a public equity offering of 4.2 million shares of the Class A common stock. As part of the offering, the underwriters were given an option to purchase all or part of approximately 0.6 million additional shares of Class A common stock which the underwriters exercised in full. The Company recognized a gross deferred asset of approximately $7.5 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying consolidated statements of stockholders' equity. The Company has not recorded a deferred tax asset of $42.7 million related to the remaining basis difference associated with the purchase of LLC Units as the difference will only reverse upon the sale of its interest in Carvana Group.

As described in Note 10 — Stockholders' Equity, the Company purchased a total of approximately 22.9 million newly-issued LLC Units of Carvana Group in connection with a direct offering and a public equity offering during the year ended December 31, 2020. During the year ended December 31, 2020, the Company recognized a gross deferred tax asset of approximately $14.1 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying consolidated statements of stockholders' equity. The

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company has not recorded a deferred tax asset of $146.9 million related to the remaining basis difference associated with the purchase of LLC Units as the difference will only reverse upon the sale of its interest in Carvana Group.

As described in Note 4 — Goodwill and Intangible Assets, Carvana Group acquired Car360 on April 12, 2018. The acquisition included various intangible assets, and as a result the Company recognized a deferred tax liability of approximately $2.5 million which is reflected within other liabilities in the accompanying consolidated balance sheets. The deferred tax liability will be amortized over two to seven years, and approximately $0.4 million was amortized during both of the years ended December 31, 2020 and 2019.

During the year ended December 31, 2020, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance of $677.3 million against its deferred tax assets. The Company has $1.4 million of deferred tax liabilities not available to offset deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of the year ended December 31, 2020 and 2019, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or income tax payable and deferred income tax positions of the Company.

The Company's effective tax rate for the years ended December 31, 2020 and 2019 was a benefit of 0.1% and 0.0%, respectively, related to Car360, a wholly-owned subsidiary acquired in April 2018.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

As of December 31, 2020, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of December 31, 2020, the total unrecorded TRA liability is approximately $607.3 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Uncertain Tax Positions

Based on the Company's analysis of tax positions taken on income tax returns filed, no uncertain tax positions existed as of December 31, 2020, 2019, and 2018. Carvana Co. was formed in November 2016 and did not engage in any operations prior to the IPO and associated organizational transactions. Carvana Co. was not required to file 2016 tax returns and filed its first tax returns for the tax year 2017, the first year it became subject to examination by taxing authorities for U.S. federal and state income tax purposes. Carvana Group is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. Carvana Group has filed income tax returns for years through 2017. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed.

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

Operating Leases

As of December 31, 2020, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, IRCs, storage, parking, and corporate offices. The initial terms expire at various dates between 2021 and 2032. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the accompanying consolidated balance sheets.

Refer to Note 6 — Related Party Transactions for further discussion of operating leases with related parties.

Finance Leases

The Company has finance leases for certain equipment in its transportation fleet. The leases have initial terms of two to five years, some of which include extension options for up to four additional years, and require monthly payments. The Company's finance leases are included in long-term debt on the accompanying consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Lease Costs and Activity

The Company's lease costs and activity during the years ended December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019

	(in thousands)
Lease Costs:
Finance Leases:
Amortization of finance lease assets	$17,602	$8,116
Interest obligations under finance leases	3,893	2,014
Total finance lease expense	$21,495	$10,130

Operating Leases:
Fixed lease costs	$28,915	$13,333
Fixed lease costs to related parties	7,462	7,469
Variable short-term lease costs to related parties	1,791	1,396
Total operating lease costs	$38,168	$22,198

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to third party	$17,901	$9,600
Operating lease liabilities to related party	$7,246	$8,398
Interest payments on finance lease liabilities	$3,893	$2,014

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$19,516	$8,425

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Maturity of Lease Liabilities

The following table summarizes maturities of lease liabilities as of December 31, 2020:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in thousands)
2021	$31,426	$5,250	$27,211	$32,461	$63,887
2022	29,037	5,243	23,521	28,764	57,801
2023	27,810	5,259	19,308	24,567	52,377
2024	20,044	3,983	14,698	18,681	38,725
2025	12,231	2,860	15,329	18,189	30,420
Thereafter	2,043	5,641	131,421	137,062	139,105
Total minimum lease payments	122,591	28,236	231,488	259,724	382,315
Less: amount representing interest	(12,576)	(6,120)	(86,620)	(92,740)	(105,316)
Total lease liabilities	$110,015	$22,116	$144,868	$166,984	$276,999
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

As of December 31, 2020 and 2019, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of December 31, 2020 and 2019 were as follows, excluding short-term operating leases:

	December 31,
	2020	2019
Weighted average remaining term (years)
Operating leases	9.8	10.6
Finance leases	4.4	4.5
Weighted-average discount rate
Operating leases	8.3%	8.4%
Finance leases	5.3%	5.4%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $11.0 million and $3.7 million, as of December 31, 2020 and 2019, respectively, and is included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2020 and 2019, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.

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

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Items Measured at Fair Value on a Recurring Basis

A description of the fair value hierarchy and the Company's methodologies are included in Note 2 — Summary of Significant Accounting Policies. The Company holds certain assets that are required to be measured at fair value on a recurring basis, and beneficial interests in securitizations for which it elected the fair value option.

The following tables are a summary of fair value measurements and hierarchy level at December 31, 2020 and 2019:

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
Assets:
Money market funds (1)	$308,425	$308,425	$—	$—
Beneficial interests in securitizations	131,274	—	—	131,274

	December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
Assets:
Money market funds (1)	$56,435	$56,435	$—	$—
Beneficial interests in securitizations	98,780	—	29,222	69,558
(1) Consist of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying consolidated balance sheets.

As of December 31, 2020 and 2019, the Company has purchase price adjustment receivables of approximately $13.9 million and $6.9 million, respectively, which are carried at fair value and classified as other assets in the accompanying consolidated balance sheets. Under the Master Purchase and Sale Agreement, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the Master Purchase and Sale Agreement. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables was a gain of approximately $2.1 million during the year ended December 31, 2020, and is reflected in other income, net in the accompanying consolidated statement of operations. There were no adjustments to the fair value of the purchase price adjustment receivables during the year ended December 31, 2019.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Beneficial Interests in Securitizations

Beneficial interests in securitizations include notes and certificates of the securitization trusts, the same securities as issued to other investors as described in Note 8 — Securitizations and Variable Interest Entities. Level 2 assets typically include beneficial interests in securitization transactions that closed near the end of the period due to the proximity to the end of the period and lack of observable changes in economic inputs. Given the changes in the market and overall economic inputs between pricing and closing of the March 2020 securitization transaction, it was initially classified as Level 3. As the December 2020 securitization transaction occurred in the middle of the month, allowing observable changes in economic inputs to occur before period end, the December 2020 transaction was classified as Level 3 as of December 31, 2020. The March 2020 and December 2020 were the only securitization transactions completed during the year ended December 31, 2020.

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of December 31, 2020 and 2019, the discount rates were 1.4% to 10.0% and 10.0%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other (income) expense, net in the accompanying consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis.
During the year ended December 31, 2020, the Company transferred beneficial interests acquired as part of the December 2019 securitization transaction initially classified as Level 2 from Level 2 to Level 3. During the year ended December 31, 2019, the Company transferred beneficial interests acquired as part of the securitization transactions in March, June, and September from Level 2 to Level 3. The assets were initially classified as Level 2 due to the transactions' proximity to the end of each respective reporting period and the lack of observable changes in economic inputs. As noted above, the Company uses significant unobservable inputs to measure the fair value of these assets on a recurring basis, thus they will be classified as Level 3 in future periods. There were no transfers out of Level 3 during the years ended December 31, 2020 and 2019.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019

	(in thousands)
Opening Balance	$69,558	$—
Transfers into Level 3	29,222	80,081
Received in securitization transactions	65,548	—
Cash receipts	(41,877)	(9,559)
Change in fair value	8,823	(964)
Ending Balance	$131,274	$69,558

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
interest rates during each respective period and they have not materially changed as of or during the years ended December 31, 2020 and 2019. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019

	(in thousands)
Carrying value, net of unamortized debt issuance costs	$1,083,375	$591,124
Fair value	1,121,305	625,114

The fair value of finance receivables, which are carried at the lower of unpaid principal balance or fair value on the accompanying consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019

	(in thousands)
Carrying value	$274,941	$286,969
Fair value	299,823	304,532

Derivative Instruments

As of December 31, 2020 and 2019, the Company had no outstanding derivative instruments.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the years ended December 31, 2020, 2019, and 2018:

	For the Years Ended December 31,
	2020	2019	2018

	(in thousands)
Supplemental cash flow information:
Cash payments for interest, including $1,331, $1,368, and $0, respectively, to related parties	$94,815	$74,080	$16,322
Non-cash investing and financing activities:
Capital expenditures financed through long-term debt	$—	$—	$10,139
Capital expenditures included in accounts payable and accrued liabilities	$36,005	$25,367	$9,384
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$70,917	$58,186	$—
Property and equipment acquired under finance leases	$78,322	$35,924	$16,543
Equity-based compensation expense capitalized to property and equipment	$5,484	$2,610	$1,650
Property and equipment acquired through issuance of Class A common stock	$—	$—	$536
Fair value of beneficial interests received in securitization transactions	$65,548	$109,303	$—
Reductions of beneficial interests in securitizations and associated long-term debt	$28,002	$6,760	$—
Issuance of LLC Units related to business acquisitions	$—	$—	$9,981
Conversion of Class A Convertible Preferred Stock to common stock	$—	$—	$98,507

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same amounts shown in the accompanying consolidated statements of cash flows for all periods presented:

	December 31,
	2020	2019	2018

	(in thousands)
Cash and cash equivalents	$300,810	$76,016	$78,861
Restricted cash (1)	28,301	42,443	9,848
Total cash, cash equivalents, and restricted cash	$329,111	$118,459	$88,709

(1) Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities and any undistributed amounts collected on the finance receivables pledged under the Company's finance receivable facilities. Refer to Note 9 — Debt Instruments for additional information.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 19 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly results of operations for the years ended December 31, 2020 and 2019:

	Three Months Ended
	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020

	(in thousands, except per share data)
Net sales and operating revenues	$755,234	$986,221	$1,094,854	$1,103,587	$1,098,216	$1,118,334	$1,543,609	$1,826,406
Gross profit	$88,532	$137,793	$137,543	$142,546	$138,422	$150,206	$261,273	$243,864
Net loss	$(82,596)	$(64,059)	$(92,244)	$(125,740)	$(183,557)	$(106,326)	$(17,720)	$(154,619)
Net loss attributable to Carvana Co.	$(23,115)	$(20,323)	$(30,088)	$(41,133)	$(59,887)	$(40,830)	$(7,085)	$(63,338)
Net loss per share of Class A common stock, basic and diluted (1)	$(0.56)	$(0.44)	$(0.60)	$(0.82)	$(1.19)	$(0.62)	$(0.10)	$(0.87)
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

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation during the fourth quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information about our equity compensation plans under which our Class A common stock is authorized for issuance as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	1,072,102	$41.01	9,810,192
(1) Includes awards granted and available for future issuance under our 2017 Omnibus Incentive Plan.

The information required by Item 403 of Regulation S-K is incorporated by reference to Carvana’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1	Financial Statements: The Consolidated Financial Statements of Carvana are set forth in Part II, Item 8 of this Form 10-K.
2	Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts.

Schedule II - Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Reductions	Balance at end of period

	(in thousands)
Deferred tax asset valuation allowance:
Year ended December 31, 2020	$214,853	$55,554	$406,870	(1)	$—	$677,277
Year ended December 31, 2019	$126,562	$18,039	$70,252	(1)	$—	$214,853
Year ended December 31, 2018	$16,612	$14,771	$95,179	(1)	$—	$126,562
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
4.1
Indenture, dated as of October 2, 2020, among Carvana Co., each of the guarantors party thereto and U.S. Bank National Association, as trustee, related to the 5.625% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on October 5, 2020).

4.2	Form of 5.625% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on October 5, 2020).
4.3
Indenture, dated as of October 2, 2020, among Carvana Co., each of the guarantors party thereto and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on October 5, 2020).

4.4	Form of 5.875% Senior Notes due 2028 (incorporated by reference to Exhibit 4.4 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on October 5, 2020).
4.5	Description of Registrant's Securities, filed herewith.
10.1
Tax Receivable Agreement, dated April 27, 2017, by and among the Carvana Co., Carvana Group, LLC, a Delaware limited liability company and the TRA Holders (as defined therein) (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).

10.2
Fifth Amended and Restated Limited Liability Company Agreement of Carvana Group, LLC, dated October 2, 2020, by and among Carvana Group, LLC and its Members (as defined therein) (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

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

10.5†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.6†	Carvana Group, LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.7†	Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).
10.8†	First Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on June 6, 2017).
10.9†	Second Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).
10.10†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.11†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.12†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.13†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.8 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.14†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.15†
Form of Cash-Based Award Agreement Pursuant to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 7, 2018).

10.17†
Form of Performance Restricted Stock Unit Agreement Pursuant to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to Carvana Co.'s Current Report 8-K filed with the SEC on May 7, 2018).

10.18†
Form of Restricted Stock Unit Agreement Pursuant to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 31, 2018).

10.19†
Form of Nonqualified Stock Option Agreement Pursuant to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 31, 2018).

10.20*
Second Amended and Restated Inventory Financing and Security Agreement, dated as of October 1, 2020 among Ally Bank, Ally Financial and Carvana, LLC (incorporated by reference to Exhibit 10.3 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2020).

10.21*
Amended and Restated Master Purchase and Sale Agreement, among Ally Bank, Ally Financial, Inc. and Carvana Auto Receivables 2016-1 LLC, dated as of March 6, 2017 (incorporated by reference to Exhibit 10.22 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.22
First Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated September 14, 2017, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, Ally Financial Inc. (incorporated by reference to Exhibit 10.43 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on March 6, 2018).

10.23
Second Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated November 3, 2017, among Carvana Auto Receivables 2016-1 LLC, Ally Bank and Ally Financial Inc. (incorporated by reference to Exhibit 10.3 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.24
Omnibus Amendment No. 2 to the Ally Flow transaction, dated as of January 4, 2018 (incorporated by reference to Exhibit 10.44 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on March 6, 2018).

10.25
Third Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated November 2, 2018, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.26
Fourth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated January 4, 2019, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.61 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on February 27, 2019).

10.27*
Fifth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated March 6, 2019 among Carvana Auto Receivables 2016-1 LLC, Ally Bank, Ally Financial Inc. (incorporated by reference to Exhibit 99.2 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on April 25, 2019).

10.28*
Sixth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated April 19, 2019 among Carvana Auto Receivables 2016-1 LLC, Ally Bank, Ally Financial Inc. (incorporated by reference to Exhibit 99.3 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on April 25, 2019).

10.29
Seventh Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated March 19, 2020, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020).

10.30*
Eighth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated March 24, 2020, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.2 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020).

10.31*
Ninth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated April 29, 2020, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.3 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020).

10.32*
Tenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated May 19, 2020, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc.(incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.33
Eleventh Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated June 30, 2020, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc.(incorporated by reference to Exhibit 10.2 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.34*
Twelfth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated September 29, 2020,among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.2 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2020).

10.35*
Thirteenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated December 30, 2020, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc., filed herewith.

10.36*
Fourteenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated January 29, 2021, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc., filed herewith.

10.37
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

10.39*	Loan and Security Agreement, dated April 19, 2019 (incorporated by reference to Exhibit 99.1 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on April 25, 2019).
10.40*	Amended and Restated Loan and Security Agreement, dated May 7, 2019 (incorporated by reference to Exhibit 10.2 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019).
10.41
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

10.43*
Second Addendum to the Master Dealer Agreement, effective August 31, 2020 among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2020).

10.44
Transfer Agreement, dated March 29, 2019 among Carvana Receivables Depositor LLC and Carvana Auto Receivables Trust 2019-1 (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on April 2, 2019).

10.45
Transfer Agreement, dated June 27, 2019 among Carvana Receivables Depositor LLC and Carvana Auto Receivables Trust 2019-2 (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 3, 2019).

10.46
Transfer Agreement, dated September 27, 2019 among Carvana Receivables Depositor LLC and Carvana Auto Receivables Trust 2019-3 (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on October 1, 2019).

10.47
Transfer Agreement, dated December 27, 2019 among Carvana Receivables Depositor LLC and Carvana Auto Receivables Trust 2019-4 (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on December 30, 2019).

10.48
Transfer Agreement, dated March 30, 2020, among Carvana Receivables Depositor LLC and Carvana Auto Receivables Trust 2020-NP1 (incorporated by reference to Exhibit 10.4 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020).

10.49
Transfer Agreement, dated December 10, 2020 among Carvana Receivables Depositor LLC and Carvana Auto Receivables Trust 2020-P1 (incorporated by reference to Exhibit 10.2 to Carvana Receivables Depositor LLC's Current Report on Form 8-K filed with the SEC on December 15, 2020).

10.50†	Non-Compete Agreement between Carvana, LLC and Ernest C. Garcia III (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on November 1, 2018).
21.1	Carvana Co. Subsidiaries, filed herewith.
23.1	Consent of Grant Thornton, LLP, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

Date:	February 25, 2021	Carvana Co.
(Registrant)

	By:	/s/ Ernest Garcia III
Ernest Garcia III
President, Chief Executive Officer and Chairman
February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest Garcia III	President, Chief Executive Officer, and Chairman	February 25, 2021
Ernest Garcia III

/s/ Mark Jenkins	Chief Financial Officer	February 25, 2021
Mark Jenkins

/s/ Stephen Palmer	Vice President of Accounting and Finance	February 25, 2021
Stephen Palmer

/s/ Michael Maroone	Director	February 25, 2021
Michael Maroone

/s/ Ira Platt	Director	February 25, 2021
Ira Platt

/s/ Dan Quayle	Director	February 25, 2021
Dan Quayle

/s/ Greg Sullivan	Director	February 25, 2021
Greg Sullivan

/s/ Neha Parikh	Director	February 25, 2021
Neha Parikh