Form 10-Q
period 2021-03-31
CARVANA CO.
filed 2021-05-06
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 3, 2021, the registrant had 80,972,031 shares of Class A common stock outstanding and 91,411,043 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$370	$301
Restricted cash	45	28
Accounts receivable, net	118	79
Finance receivables held for sale, net	384	275
Vehicle inventory	1,439	1,036
Beneficial interests in securitizations	177	131
Other current assets, including $8 and $6, respectively, due from related parties	95	73
Total current assets	2,628	1,923
Property and equipment, net	982	909
Operating lease right-of-use assets, including $21 and $22, respectively, from leases with related parties	156	156
Intangible assets, net	5	6
Goodwill	9	9
Other assets, including $4 for both periods due from related parties	39	32
Total assets	$3,819	$3,035
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $23 and $16, respectively, due to related parties	$484	$342
Short-term revolving facilities	122	40
Current portion of long-term debt	69	65
Other current liabilities, including $4 and $3, respectively, from leases with related parties	21	20
Total current liabilities	696	467
Long-term debt, excluding current portion	2,254	1,617
Operating lease liabilities, excluding current portion, including $18 and $19, respectively, from leases with related parties	147	148
Other liabilities	1	1
Total liabilities	3,098	2,233
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 79,834 and 76,512 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 92,519 and 95,592 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	755	742
Accumulated deficit	(390)	(354)
Total stockholders' equity attributable to Carvana Co.	365	388
Non-controlling interests	356	414
Total stockholders' equity	721	802
Total liabilities & stockholders' equity	$3,819	$3,035
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended March 31,
	2021	2020
Sales and operating revenues:
Used vehicle sales, net	$1,800	$964
Wholesale vehicle sales, including $6 and $0, respectively, from related parties	240	80
Other sales and revenues, including $42 and $20, respectively, from related parties	205	54
Net sales and operating revenues	2,245	1,098
Cost of sales, including $1 for both periods to related parties	1,907	960
Gross profit	338	138
Selling, general and administrative expenses, including $6 and $4, respectively, to related parties	397	276
Interest expense	30	29
Other (income) expense, net	(7)	17
Net loss before income taxes	(82)	(184)
Income tax provision	—	—
Net loss	(82)	(184)
Net loss attributable to non-controlling interests	(46)	(124)
Net loss attributable to Carvana Co.	$(36)	$(60)
Net loss per share of Class A common stock, basic and diluted	$(0.46)	$(1.19)
Weighted-average shares of Class A common stock, basic and diluted (1)	78,103	50,399
(1) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2019	50,507	$—	101,219	$—	$281	$(183)	$94	$192
Net loss	—	—	—	—	—	(60)	(124)	(184)
Exchanges of LLC Units	116	—	(19)	—	—	—	—	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	2	—	—	2
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(2)	—	—	(2)
Issuance of Class A common stock to settle vested restricted stock units	38	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(8)	—	—	—	(2)	—	—	(2)
Options exercised	7	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	7	—	—	7
Balance, March 31, 2020	50,660	$—	101,200	$—	$286	$(243)	$(30)	$13

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2020	76,512	$—	95,592	$—	$742	$(354)	$414	$802
Net loss	—	—	—	—	—	(36)	(46)	(82)
Exchanges of LLC Units	3,247	—	(3,073)	—	12	—	(12)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	225	—	—	225
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(225)	—	—	(225)
Issuance of Class A common stock to settle vested restricted stock units	62	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(2)	—	—	—	(9)	—	—	(9)
Options exercised	15	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	10	—	—	10
Balance, March 31, 2021	79,834	$—	92,519	$—	$755	$(390)	$356	$721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(82)	$(184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22	16
Provision for bad debt and valuation allowance	1	5
Gain on loan sales	(138)	(13)
Equity-based compensation expense	8	6
Amortization and write-off of debt issuance costs and bond premium	2	2
Originations of finance receivables	(1,427)	(782)
Proceeds from sale of finance receivables, net	1,368	813
Principal payments received on finance receivables held for sale	32	26
Unrealized (gain) loss on beneficial interests in securitization	(2)	11
Changes in assets and liabilities:
Accounts receivable	(41)	13
Vehicle inventory	(397)	(80)
Other assets	(29)	(4)
Accounts payable and accrued liabilities	151	2
Operating lease right-of-use assets	—	(46)
Operating lease liabilities	—	47
Net cash used in operating activities	(532)	(168)
Cash Flows from Investing Activities:
Purchases of property and equipment	(82)	(90)
Principal payments received on beneficial interests in securitizations	7	1
Net cash used in investing activities	(75)	(89)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	2,064	1,964
Payments on short-term revolving facilities	(1,981)	(1,721)
Proceeds from issuance of long-term debt	640	52
Payments on long-term debt	(14)	(6)
Payments of debt issuance costs	(7)	(3)
Tax withholdings related to restricted stock awards	(9)	(2)
Net cash provided by financing activities	693	284
Net increase in cash, cash equivalents and restricted cash	86	27
Cash, cash equivalents and restricted cash at beginning of period	329	118
Cash, cash equivalents and restricted cash at end of period	$415	$145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub LLC (collectively, "Carvana Co."), together with its consolidated subsidiaries (the "Company"), is the leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want — a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Using the website, customers can complete all phases of a used vehicle purchase transaction, including financing their purchase, trading in their current vehicle, and purchasing complementary products such as vehicle service contracts ("VSC") and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

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

In accordance with Carvana Group LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of March 31, 2021, Carvana Co. owned approximately 45.7% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 54.3%.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company's most recent Annual Report on Form 10-K filed on February 25, 2021. In addition, in 2021, the Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2021, and results of operations, changes in stockholder's equity, and cash flows for the three months ended March 31, 2021 and 2020. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Liquidity

The Company has incurred losses from inception through March 31, 2021, and expects to incur additional losses in the future as the Company continues to build inspection and reconditioning centers ("IRCs") and vending machines, serve more of the U.S. population, and enhance technology and software. Since March 31, 2020, the Company has completed equity offerings of approximately 18 million shares of Class A common stock for net proceeds of approximately $1.1 billion and has issued a total of $1.7 billion in senior unsecured notes due between 2025 and 2028, from which approximately $627 million of the proceeds were used to repay its senior unsecured notes due in 2023. As of March 2021, the Company's forward flow partner has also committed to purchase a total of $4 billion of the Company's finance receivables through March 2022. In addition, the Company has a $1.25 billion floor plan facility effective through March 31, 2023. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Adoption of New Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time related to contract modifications and hedge accounting to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The standard is effective from March 12, 2020 through December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company may elect to take advantage of this optional guidance in its transition away from LIBOR within certain debt contracts but does not expect a material impact on its consolidated financial statements. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"), which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB's monitoring of global reference rate activities. As of March 31, 2021, the Company had not modified any contracts or had any hedge accounting activity in which it utilized the optional guidance under ASU 2020-04 and ASU 2021-01.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 for its fiscal year beginning January 1, 2021 and it did not have a material effect on its consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

	(in millions)
Land and site improvements	$152	$132
Buildings and improvements	539	477
Transportation fleet	218	190
Software	125	113
Furniture, fixtures and equipment	65	60
Total property and equipment excluding construction in progress	1,099	972
Less: accumulated depreciation and amortization on property and equipment	(197)	(171)
Property and equipment excluding construction in progress, net	902	801
Construction in progress	80	108
Property and equipment, net	$982	$909

Depreciation and amortization expense on property and equipment was approximately $22 million and $16 million for the three months ended March 31, 2021 and 2020, respectively. These amounts primarily relate to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS, NET

On April 12, 2018, the Company acquired Car360, Inc. ("Car360"), a provider of app-based photo capture technology. The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of March 31, 2021 and December 31, 2020:

	Useful Life	March 31, 2021	December 31, 2020

		(in millions)
Intangible assets:
Developed technology	7 years	$9	$9
Non-compete agreements	5 years	1	1
Intangible assets, acquired cost		10	10
Less: accumulated amortization		(5)	(4)
Intangible assets, net		$5	$6

Goodwill	N/A	$9	$9

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expense was less than $1 million during each of the three months ended March 31, 2021 and 2020. As of March 31, 2021, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 3.9 years. The anticipated annual amortization expense to be recognized in future years as of March 31, 2021 is as follows:

Expected Future Amortization

(in millions)
Remainder of 2021	$1
2022	1
2023	1
2024	1
2025	1
Thereafter	—
Total	$5

NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

	(in millions)
Accounts payable, including $23 and $16, respectively, due to related parties	$143	$67
Sales taxes and vehicle licenses and fees	110	71
Accrued compensation and benefits	52	34
Reserve for returns and cancellations	36	25
Accrued interest expense	35	20
Accrued advertising costs	25	21
Customer deposits	17	17
Accrued property and equipment	15	33
Other accrued liabilities	51	54
Total accounts payable and accrued liabilities	$484	$342

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group (together with its consolidated affiliates, collectively "DriveTime") entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location, with cancellable terms, provided 60 days' prior written notice is given, expiring between 2021 and 2024. The Company has the right to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Hub Lease Agreement described below.

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

The DriveTime Lease Agreement and the DriveTime Hub Lease Agreement both have non-cancellable lease terms of less than twelve months with rights to terminate at the Company's election with 60 days' prior written notice and extension options as described above. At non-reconditioning locations, it is not reasonably certain that the Company will exercise its options to extend the leases or abstain from exercising its termination rights within these lease agreements to create a lease term greater than one year and therefore the Company accounts for them as short-term leases. For these locations the Company makes variable monthly lease payments based on its pro rata utilization of space at each facility plus a pro rata share of each facility’s actual insurance costs and real estate taxes. Management has determined that the costs allocated to the Company are based on a reasonable methodology. The DriveTime Lease Agreement includes the Blue Mound and Delanco IRCs. At both of these locations, the Company expects to extend the lease terms beyond twelve months, therefore those locations are not considered short-term leases. The Company occupies all of the space at these IRCs and makes monthly lease payments based on DriveTime's actual rent expense. In addition, the Company is responsible for the actual insurance costs and real estate taxes at these IRC locations.

At all locations, the Company is additionally responsible for paying for any tenant improvements it requires to conduct its operations. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

In 2016 and 2018, the Company entered into lease agreements related to an IRC in Tolleson, Arizona, with Verde Investments, Inc., an affiliate of DriveTime ("Verde"), with an initial term of approximately 15 years. In September 2020, to consummate a sale leaseback transaction with an unrelated third party, the Company exercised a pre-existing option to purchase the leased land and related assets from Verde for its net book value of approximately $22 million thus terminating the lease agreements. The Company immediately sold such land and related assets along with the Company's leasehold improvements at the IRC to a third party who simultaneously leased back the land and the IRC to the Company.

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended March 31, 2021, total costs related to these operating lease agreements, including those noted above, were approximately $1 million with approximately $0.5 million and $0.8 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended March 31, 2020, total costs related to these lease agreements were approximately $2 million, with approximately $1 million allocated to both inventory and selling, general and administrative expenses.

In February 2019, the Company entered into an agreement to assume a lease of an IRC near Nashville, Tennessee that DriveTime leased from an unrelated landlord. The lease expires in four years, subject to the ability to exercise three renewal options of five years each. DriveTime remained an occupant of the facility through April 1, 2019, after which the Company became the sole occupant, but is not fully released from the lease obligations by the landlord.

Corporate Office Leases

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay the rent equal to the amounts due under DriveTime's master lease

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was approximately $0.2 million during each of the three months ended March 31, 2021 and 2020.

In December 2019, Verde purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was approximately $0.2 million during each of the three months ended March 31, 2021 and 2020.

Wholesale Revenue

In 2020, DriveTime began purchasing wholesale vehicles from the Company through competitive online auctions that are managed by an unrelated third party. As a result, the Company recognized approximately $6 million and less than $1 million of wholesale revenue from DriveTime during the three months ended March 31, 2021 and 2020, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers, and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the three months ended March 31, 2021 and 2020, the Company recognized approximately $38 million and $18 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. In August 2020 and April 2021, the Company and DriveTime amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing and the scope of DriveTime's after-sale administration services, respectively. The Company recognized approximately $4 million and $2 million during the three months ended March 31, 2021 and 2020, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase and prior to the first quarter of 2020 paid a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. Since the first quarter of 2020, the Company's GAP waiver coverage sales have been administered by an unrelated party. The Company incurred approximately $3 million and $1 million during the three months ended March 31, 2021 and 2020, respectively, related to the administration of limited warranty and GAP waiver coverage.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $2 million during each of the three months ended March 31, 2021 and 2020 related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three months ended March 31, 2021 and 2020.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the three months ended March 31, 2021 and 2020.

Accounts Payable Due to Related Party

As of March 31, 2021 and December 31, 2020, approximately $23 million and $16 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with Ally Bank and Ally Financial (collectively the "Ally Parties"). Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. Throughout 2020 and 2021, the Company and the Ally Parties have amended the MPSA to, among other things and subject to the terms of the agreement, broaden the set of finance receivables covered by the MPSA and provide additional flexibility in the timing of sales of finance receivables. In March 2021, the Ally Parties committed to purchase up to a maximum of $4.0 billion of principal balances of finance receivables through March 2022.

During the three months ended March 31, 2021 and 2020, the Company sold approximately $491 million and $351 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $3.5 billion of unused capacity as of March 31, 2021.

Securitization Transactions

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

During the three months ended March 31, 2021 and 2020, the Company sold approximately $813 million and $495 million, respectively, in principal balances of finance receivables through securitization transactions.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was approximately $138 million and $13 million during the three months ended March 31, 2021 and 2020, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of March 31, 2021, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. The Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of March 31, 2021 and December 31, 2020 were approximately $177 million and $131 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of March 31, 2021.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at March 31, 2021 and December 31, 2020. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	March 31, 2021		December 31, 2020
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$130	$130	$98	$98
Certificates and other assets	47	47	33	33
Total unconsolidated VIEs	$177	$177	$131	$131

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$128	$130	$96	$98
Certificates and other assets	42	47	28	33
Total securities available for sale	$170	$177	$124	$131

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

Effective October 1, 2020, the Company amended the Floor Plan Facility to increase the line of credit to $1.25 billion, reduce the interest rate to one-month LIBOR plus 3.15%, and extend the maturity date to March 31, 2023. Effective March 1, 2021, the interest rate was reduced to one-month LIBOR plus 2.65%. The Company will also be required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter.

During the three months ended March 31, 2021, the effective interest rate on the Floor Plan Facility was approximately 2.68%. As of March 31, 2021, the Company had an outstanding balance under this facility of approximately $122 million, unused capacity of approximately $1.1 billion, and held approximately $9 million in restricted cash related to this facility. For the year ended December 31, 2020, the effective interest rate on the Floor Plan Facility was approximately 3.87%. As of December 31, 2020, the Company had an outstanding balance of approximately $40 million, unused capacity of approximately $1.2 billion, and held approximately $3 million in restricted cash related to this facility.

Active Finance Receivable Facilities

The Company has various short-term revolving credit facilities to fund certain automotive finance receivables originated by the Company prior to selling them, which are typically secured by the finance receivables pledged to them (the "Finance Receivable Facilities").

In January 2020, the Company entered into an agreement pursuant to which a lender agreed to provide a revolving credit facility, which was subsequently increased to $500 million, to fund certain automotive finance receivables originated by the Company. The Company can draw upon this facility until July 23, 2021.

In February 2020, the Company entered into an agreement pursuant to which a second lender agreed to provide a $500 million revolving credit facility to fund certain automotive finance receivables originated by the Company. The Company can draw upon this facility until February 20, 2022.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Both facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The facilities require monthly payments of interest and fees based on usage and unused facility amounts. Both facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of March 31, 2021 and December 31, 2020, the Company had no amounts outstanding under these facilities, unused capacity of approximately $1.0 billion, and held approximately $36 million and $25 million, respectively, in restricted cash related to these facilities. During the three months ended March 31, 2021, the Company's effective interest rate on these facilities was approximately 1.74%. For the year ended December 31, 2020, the Company's effective interest rate on these facilities was approximately 2.77%.

Past Finance Receivable Facilities

In April 2019, the Company entered into an agreement pursuant to which Ally Bank agreed to provide a $300 million revolving credit facility to fund certain automotive finance receivables originated by the Company. The Company could draw upon this credit facility until April 17, 2020, and it had an annual interest rate of one-month LIBOR plus a spread ranging from 1.00% to 1.80%.

In May 2019, the Company and Ally Bank entered into a separate agreement to provide an additional $350 million revolving credit facility to fund certain other automotive finance receivables originated by the Company. The Company could draw upon this credit facility until April 17, 2020, and it had an annual interest rate of one-month LIBOR plus 1.95%.

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

Long-Term Debt

Senior Unsecured Notes

Since 2018, the Company has issued various senior unsecured notes, each as further described below (collectively, the "Senior Notes") under various indentures, each as further described below (collectively, the "Indentures").

2027 Senior Unsecured Notes

On March 29, 2021, the Company issued $600 million in aggregate principal amount of 5.500% senior unsecured notes due April 15, 2027 (the "2027 Notes"). The 2027 Notes were newly issued under an indenture (the "2027 Indenture"), dated as of March 29, 2021, entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The interest on the 2027 Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. Subject to certain exceptions, the 2027 Notes are guaranteed by the Company's existing domestic restricted subsidiaries.

The Company may redeem some or all of the 2027 Notes on or after April 15, 2024 at redemption prices set forth in the 2027 Indenture, plus any accrued and unpaid interest to the redemption date. Prior to April 15, 2024, the Company may redeem up to 35.0% of the aggregate principal amount of the 2027 Notes at a redemption price equal to 105.500%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the 2027 Notes prior to April 15, 2024, by paying a make-whole premium plus any accrued and unpaid interest to, but not including, the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the 2027 Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

In connection with the issuance of the 2027 Notes, Carvana Group issued preferred units, which Carvana Co. purchased with its net proceeds from the issuance of the 2027 Notes, as further discussed in Note 10 — Stockholders' Equity.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2025 and 2028 Senior Unsecured Notes

On October 2, 2020, the Company issued $500 million in aggregate principal amount of 5.625% senior unsecured notes due October 1, 2025 (the "2025 Notes") and $600 million aggregate principal amount of 5.875% senior unsecured notes due October 1, 2028 (the "2028 Notes" and, collectively, the "2025 and 2028 Notes"). The 2025 and 2028 Notes were newly issued under separate indentures (the "2025 Indenture" and "2028 Indenture", respectively), each dated as of October 2, 2020, entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The interest on the 2025 and 2028 Notes is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021. The 2025 and 2028 Notes mature on October 1, 2025 and October 1, 2028, respectively, unless earlier repurchased or redeemed, and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed solely for the purpose of facilitating the Company's sales of its finance receivables, if any).

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

In connection with the issuance of the 2025 and 2028 Notes, Carvana Group amended and restated the LLC Agreement to, among other things, authorize the issuance of preferred units, which Carvana Co. purchased with its net proceeds from the issuance of the 2025 and 2028 Notes, as further discussed in Note 10 — Stockholders' Equity.

The Indentures contain restrictive covenants that limit the ability of the Company and certain of its subsidiaries to, among other things and subject to certain exceptions, incur additional debt or issue preferred stock, create new liens, make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the 2027 Notes, 2025 Notes, and 2028 Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of March 31, 2021, the Company was in compliance with all covenants.

The outstanding principal of the Senior Notes, net of unamortized debt issuance costs, was approximately $1.7 billion and $1.1 billion as of March 31, 2021 and December 31, 2020, respectively, and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

2023 Senior Unsecured Notes

On September 21, 2018, the Company issued an aggregate of $350 million in senior unsecured notes due 2023 (the "2023 Original Notes") under an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee (the "2023 Indenture"). On May 24, 2019, the Company issued $250 million in aggregate principal amount of additional notes (the "2023 Additional Notes") under the Indenture, at a 100.5% premium. The 2023 Original Notes and 2023 Additional Notes (together the "2023 Notes") were treated as a single class for all purposes and had

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
the same terms. The 2023 Notes accrued interest at a rate of 8.875% per annum, which was payable semi-annually in arrears on April 1 and October 1 of each year.

In connection with the issuance of the 2023 Notes, Carvana Group amended its LLC Agreement to create a class of non-convertible preferred units, which Carvana Co. purchased with its net proceeds from the issuance of the 2023 Notes, as further discussed in Note 10 — Stockholders' Equity.

On October 2, 2020, the Company used approximately $627 million of the proceeds from the issuance of its 2025 and 2028 Notes, described above, to redeem in full the $600 million aggregate principal amount of its 2023 Notes by exercising its option to redeem all of the 2023 Notes at the redemption price set forth in the 2023 Indenture, plus accrued interest. The Company incurred approximately $34 million of debt extinguishment costs, including approximately $27 million of redemption premium and approximately $7 million related to derecognizing unamortized debt issuance costs and premium.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of March 31, 2021 and December 31, 2020, the outstanding principal of these notes had a weighted-average interest rate of 7.1% and totaled approximately $22 million and $25 million, respectively, net of unamortized debt issuance costs, of which approximately $16 million and $17 million as of March 31, 2021 and December 31, 2020, respectively, was due within the next twelve months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of March 31, 2021, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of March 31, 2021 and December 31, 2020, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was approximately $404 million and $385 million, respectively, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Financing of Beneficial Interests in Securitizations

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

As of March 31, 2021 and December 31, 2020, the Company has pledged approximately $95 million and $81 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from January 2026 to January 2028. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was approximately $93 million and $79 million as of March 31, 2021 and December 31, 2020, respectively, of which approximately $22 million as of each date was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

NOTE 10 — STOCKHOLDERS' EQUITY

Organizational Transactions

Carvana Co.'s amended and restated certificate of incorporation, among other things authorizes (i) 50 million shares of Preferred Stock, par value $0.01 per share, (ii) 500 million shares of Class A common stock, par value $0.001 per share, and (iii) 125 million shares of Class B common stock, par value $0.001 per share. Each share of Class A common stock generally entitles its holder to one vote on all matters to be voted on by stockholders. Each share of Class B common stock held by Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") generally entitles its holder to ten votes on all matters to be voted on by stockholders, for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Carvana Co.'s Class A common stock, determined on an as-exchanged basis, assuming that all of the Class A Units and Class B Units were exchanged for Class A common stock. All other shares of Class B common stock generally entitle their holders to one vote per share on all matters to be voted on by stockholders. Holders of Class B common stock are not entitled to receive dividends and would not be entitled to receive any distributions upon the liquidation, dissolution or winding down of the Company. Holders of Class A and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law.

Carvana Group's amended and restated LLC Agreement provides for two classes of common ownership interests in Carvana Group: (i) Class A Units and (ii) Class B Units (together, the "LLC Units"). Carvana Co. is required to, at all times, maintain (i) a four-to-five ratio between the number of shares of Class A common stock issued and outstanding by Carvana Co. and the number of Class A Units owned by Carvana Co. (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities and subject to adjustment as set forth in the exchange agreement (the "Exchange Agreement") further discussed below, and taking into account Carvana Co. Sub, LLC's 0.1% ownership interest in Carvana, LLC) and (ii) a four-to-five ratio between the number of shares of Class B common stock owned by the original holders of LLC units prior to the IPO (the "Original LLC Unitholders") and the number of Class A Units owned by the Original LLC Unitholders. The Company may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only if an Original LLC Unitholder elects to exchange them, together with 1.25 times as many LLC Units, for consideration from the Company. Such consideration from the Company can be, at the Company’s election, either shares of Class A common stock or cash.

As of both March 31, 2021 and December 31, 2020, there were approximately 215 million Class A Units and 3 million Class B Units (as adjusted for the participation thresholds and closing price of Class A common stock on March 31, 2021 and December 31, 2020), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

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

During the three months ended March 31, 2021 and 2020, certain LLC Unitholders exchanged approximately 4 million and less than 1 million LLC Units and approximately 3 million and less than 1 million shares of Class B common stock for approximately 3 million and less than 1 million newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, Carvana Co. received approximately 4 million and less than 1 million LLC Units during the three months ended March 31, 2021 and 2020, respectively, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group, LLC amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of its Senior Notes, as discussed further and defined in Note 9 — Debt Instruments. On October 2, 2020, Carvana Group, LLC amended and restated its LLC Agreement to, among other things, authorize the issuance of 1.1 million Class A Non-Convertible Preferred Units to be sold to Carvana Co. in connection with the issuance of its 2025 and 2028 Notes and authorize the issuance of additional Class A Non-Convertible Preferred Units, in each case in consideration for the capital contribution made or deemed to have been made by Carvana Co. of the net proceeds of senior unsecured notes issuances. On March 29, 2021, Carvana Group, LLC issued 0.6 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2027 Notes. Carvana Co. used its net proceeds from the 2023 Notes, the 2025 and 2028 Notes, and the 2027 Notes, to purchase 0.6 million, 1.1 million and 0.6 million, respectively, of Class A Non-Convertible Preferred Units.

When Carvana Co. makes payments on the Senior Notes, Carvana Group makes an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit is canceled and retired. As discussed further in Note 9 — Debt Instruments, the Company redeemed its 2023 Notes on October 2, 2020 using a portion of its net proceeds from the issuance of its 2025 and 2028 Notes, at which point 0.6 million Class A Non-Convertible Preferred Units were canceled and retired.

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

During the three months ended March 31, 2021 and 2020, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $12 million and less than $1 million, respectively, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' equity.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of March 31, 2021, Carvana Co. owned approximately 45.7% of Carvana Group with the LLC Unitholders owning the remaining 54.3%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Restricted Stock Units and Awards	$7	$5
Options	3	2
Total equity-based compensation	10	7
Equity-based compensation capitalized to property and equipment	(2)	(1)
Equity-based compensation, net of capitalized amounts	$8	$6

As of March 31, 2021, the total unrecognized compensation related to outstanding equity awards was approximately $106 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. The majority of equity granted by the Company vests over four year periods based on continued employment with the Company. As of March 31, 2021, approximately 10 million shares remain available for future equity award grants under this plan.

Class A Units

During 2018, the Company granted certain employees Class A Units with service-based vesting over two- to four-year periods and a grant-date fair value of $18.58 per Class A Unit. The grantees entered into the Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting. The Company incurred less than $1 million of equity-based compensation related to the Class A Units during each of the three months ended March 31, 2021 and 2020.

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four- to five-years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for their Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three months ended March 31, 2021 or 2020. As of March 31, 2021, outstanding Class B Units had participation thresholds between $0.00 to $12.00. The Company incurred less than $1 million of equity-based compensation related to the Class B Units during each of the three months ended March 31, 2021 and 2020.

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

The following table presents the calculation of basic and diluted net loss per share during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(in millions, except number of shares and per share amounts)
Numerator:
Net loss	$(82)	$(184)
Net loss attributable to non-controlling interests	46	124
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(36)	$(60)
Denominator:
Weighted-average shares of Class A common stock outstanding (in thousands)	78,149	50,555
Nonvested weighted-average restricted stock awards (in thousands)	(46)	(156)
Weighted-average shares of Class A common stock to compute basic and diluted net loss per Class A common share (in thousands)	78,103	50,399
Net loss per share of Class A common stock, basic and diluted	$(0.46)	$(1.19)
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

Weighted-average as-converted LLC Units of approximately 97 million and 105 million, comprised of approximately 95 million and 101 million Class A Units together with the related Class B common stock and approximately 2 million and 4 million Class B Units, for the three months ended March 31, 2021 and 2020, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. Outstanding Class B Units were approximately 3 million and 5 million at March 31, 2021 and 2020, respectively. Weighted-average potentially dilutive restricted stock awards and units of approximately 0.7 million and 0.8 million for the three months ended March 31, 2021 and 2020, respectively, were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. As of March 31, 2021 and 2020, 1.2 million and 1.3 million options, respectively, were outstanding and evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.

NOTE 14 — INCOME TAXES

As described in Note 1 — Business Organization and Note 10 — Stockholders' Equity, as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. was formed on November 29, 2016 and did not engage in any operations prior to the IPO. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co.

As described in Note 10 — Stockholders' Equity, the Company acquired approximately 4 million and less than 1 million LLC Units during the three months ended March 31, 2021 and 2020, respectively, in connection with exchanges with LLC Unitholders. During the three months ended March 31, 2021 and 2020, the Company recorded a gross deferred tax asset of approximately $225 million and $2 million, respectively, associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders' equity.

As described in Note 4 — Goodwill and Intangible Assets, Net, the Company acquired various intangible assets in connection with the acquisition of Car360 in 2018. As a result, the Company recognized a deferred tax liability of approximately $2 million which is reflected within other liabilities in the accompanying unaudited condensed consolidated balance sheets. The deferred tax liability will be amortized over five to seven years and less than $1 million was amortized during each of the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of March 31, 2021 and December 31, 2020, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended March 31, 2021 and 2020 was a benefit of 0.1% and 0.0%, respectively, related to Car360.

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
As of March 31, 2021, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of March 31, 2021, the total unrecorded TRA liability is approximately $857 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of March 31, 2021, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, IRCs, storage, parking and corporate offices. The initial terms expire at various dates between 2021 and 2032. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the accompanying unaudited condensed consolidated balance sheets.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$7	$3
Interest obligations under finance leases	2	1
Total finance lease costs	$9	$4

Operating leases:
Fixed lease costs to non-related parties	$10	$6
Fixed lease costs to related parties	1	2
Total operating lease costs	$11	$8

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties	$7	$4
Operating lease liabilities to related parties	$1	$2
Interest payments on finance lease liabilities	$2	$1

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$11	$4

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of March 31, 2021:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2021	$28	$4	$22	$26	$54
2022	34	5	26	31	65
2023	33	5	21	26	59
2024	24	4	16	20	44
2025	16	3	16	19	35
Thereafter	5	7	130	137	142
Total minimum lease payments	140	28	231	259	399
Less: amount representing interest	(14)	(6)	(85)	(91)	(105)
Total lease liabilities	$126	$22	$146	$168	$294
_________________________
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

As of March 31, 2021 and December 31, 2020, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of March 31, 2021 and 2020 were as follows, excluding short-term operating leases:

	Three Months Ended March 31,
	2021	2020
Weighted-average remaining lease terms (years)
Operating leases	9.5	10.9
Finance leases	4.4	4.5
Weighted-average discount rate
Operating leases	8.2%	8.3%
Finance leases	5.3%	5.4%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $15 million and $11

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
million as of March 31, 2021 and December 31, 2020, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The following tables are a summary of fair value measurements and hierarchy level at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$265	$265	$—	$—
Beneficial interests in securitizations	177	—	—	177

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$308	$308	$—	$—
Beneficial interests in securitizations	131	—	—	131
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2021 and December 31, 2020, the Company has purchase price adjustment receivables of approximately $22 million and $14 million, respectively, which are carried at fair value and classified as other assets in the accompanying unaudited condensed consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
adjustment receivables were a gain of approximately $8 million and a loss of approximately $5 million during the three months ended March 31, 2021 and 2020, respectively, and are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

Beneficial Interests in Securitizations

Beneficial interests in securitizations include notes and certificates of the securitization trusts, the same securities as issued to other investors as described in Note 8 — Securitizations and Variable Interest Entities. Level 2 assets typically include beneficial interests in securitization transactions that closed near the end of the period due to the proximity to the end of the period and lack of observable changes in economic inputs. Given the changes in the market and overall economic inputs between pricing and closing of the March 2020 securitization transaction, it was initially classified as Level 3. As the March 2021 and December 2020 securitization transactions occurred in the middle of the month, allowing observable changes in economic inputs to occur before period end, the March 2021 and December 2020 transactions were classified as Level 3 as of March 31, 2021 and December 31, 2020, respectively.

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of both March 31, 2021 and December 31, 2020, the discount rates were 1.4% to 10.0%. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. During the three months ended March 31, 2020, the Company transferred beneficial interests acquired as part of the December 2019 securitization transaction initially classified as Level 2 from Level 2 to Level 3. The assets were initially classified as Level 2 due to the transactions' proximity to the end of each respective reporting period and the lack of observable changes in economic inputs. As noted above, the Company uses significant unobservable inputs to measure the fair value of these assets on a recurring basis, thus they will be classified as Level 3 in future periods. There were no transfers out of Level 3 during the three months ended March 31, 2021 or 2020.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Opening Balance	$131	$69
Transfers into Level 3	—	29
Received in securitization transactions	57	40
Cash receipts	(13)	(8)
Change in fair value	2	(11)
Ending Balance	$177	$119

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended March 31, 2021 and December 31, 2020. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020

	(in millions)
Carrying value, net of unamortized debt issuance costs	$1,677	$1,083
Fair value	1,716	1,121

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020

	(in millions)
Carrying value	$384	$275
Fair value	427	300

Derivative Instruments

As of March 31, 2021 and December 31, 2020, the Company had no outstanding derivative instruments.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$14	$13
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$25	$36
Property and equipment acquired under finance leases	$26	$18
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$6	$50
Equity-based compensation expense capitalized to property and equipment	$2	$1
Fair value of beneficial interests received in securitization transactions	$57	$40
Reductions of beneficial interests in securitizations and associated long-term debt	$6	$7

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019

	(in millions)
Cash and cash equivalents	$370	$301	$72	$76
Restricted cash (1)	45	28	73	42
Total cash, cash equivalents and restricted cash	$415	$329	$145	$118
_________________________
(1) Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities. Refer to Note 9 — Debt Instruments for additional information.

NOTE 19 — SUBSEQUENT EVENTS

Short-Term Revolving Facility

On April 30, 2021, the Company and a subsidiary entered into an agreement with a new lender pursuant to which the lender agreed to provide a $500 million revolving credit facility to fund certain automotive finance receivables originated by the Company. The Company can draw upon this facility until October 30, 2022. The facility requires monthly payments of interest and fees based on usage and unused facility amounts. The subsidiary is a wholly-owned, special purpose entity whose assets are not available to the general creditors of the Company.

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

Overview

Carvana is the leading e-commerce platform for buying and selling used cars. We are transforming the used car buying and selling experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Each element of our business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a used vehicle.    As of March 31, 2021, we listed approximately 32,800 total units on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts ("VSCs"), GAP waiver coverage, and trade-ins.

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

•Vehicle acquisition.    We primarily acquire our used vehicle inventory directly from customers when they trade in or sell us their vehicles and through the large and liquid national used-car auction market. Acquiring directly from customers eliminates auction fees and provides more diverse vehicles. The remainder of our inventory is acquired from vehicle finance and leasing companies, rental car companies, and other suppliers. We use proprietary algorithms to determine which cars to bid on at auction and how much to bid. Our software sifts through over 100,000 vehicles per day and filters out vehicles with reported accidents, poor condition ratings, or other unacceptable attributes, and can evaluate the tens of thousands of potential vehicle purchases that remain per day, creating a competitive advantage versus in-person sourcing methods generally used by traditional dealerships. Once our algorithms have identified a suitable vehicle for purchase, bids are verified and executed by a centralized team of inventory-sourcing professionals. For vehicles sold to us through our website, we use proprietary algorithms to determine an appropriate offer. We assess vehicles on the basis of quality, inventory fit, consumer desirability, relative value, expected reconditioning costs, and vehicle location to identify what we believe represent the most in-demand and profitable vehicles to acquire for inventory. We utilize a broad range of data sources, including proprietary site data, and a variety of external data sources to support our assessments.

•Inspection and reconditioning.    Once we acquire a vehicle, we leverage our in-house logistics or a vendor to transport the vehicle to an inspection and reconditioning center ("IRC"), at which point the vehicle is entered into our inventory management system. We then begin a 150-point inspection process covering controls, features, brakes, tires, and cosmetics. Each IRC includes trained technicians, vehicle lifts, paint-less dent repair, and paint capabilities and receives on-site support from vendors with whom we have integrated systems to ensure ready access to parts and materials. When an inspection is complete, we estimate the necessary reconditioning cost for the vehicle to be deemed "Carvana Certified" and expected timing for that vehicle to be made available for sale on our website.

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

•Transportation and fulfillment.    Third-party vehicle transportation is often slow, expensive, and unreliable. To address these challenges, we built an in-house auto logistics network backed by a proprietary transportation management system ("TMS") to transport our vehicles nationwide. The system is based on a "hub and spoke" model, which connects all IRCs to vending machines and hubs via our owned and leased fleet of multi-car and single car haulers. Our TMS allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. We store inventory primarily at the IRCs, and when a vehicle is sold, it is delivered directly to the customer or transported to a vending machine or certain hubs for pick-up by the customer. Due to our robust and proprietary logistics infrastructure, we are able to offer our customers and operations team highly accurate predictions of vehicle availability, minimizing unanticipated delays and ensuring a seamless and reliable customer experience.

COVID-19 Update

In March 2020, the World Health Organization declared the novel coronavirus outbreak ("COVID-19") to be a global pandemic, and a number of state and local government authorities issued shelter in place and stay at home orders which negatively impacted our operations and the demand for used vehicles during the first half of 2020. During the second half of 2020 and through the first quarter of 2021, we have seen a recovery in general market conditions as demand for used vehicles has increased across our network, resulting in a 76.4% increase in used vehicles sales during the first quarter of 2021 compared to the first quarter of 2020. We believe we have been relatively successful in navigating the impact of COVID-19 on our business to date and believe our business model makes us well-positioned to scale up and down to meet expected customer demand during and after the current COVID-19 pandemic. We will continue to evaluate the nature and extent of the impact to our business and our results of operations and financial condition as conditions evolve as a result of the COVID-19 pandemic.

Used Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the three months ended March 31, 2021, the number of vehicles we sold to retail customers grew by 76.4% to 92,457 compared to 52,427 in the three months ended March 31, 2020. We expect our used vehicle sales to grow in future periods with increased penetration in our current markets and expansion into new ones.

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

Markets and Population Coverage

Our growth in retail units sold is driven by increased penetration in our existing markets and expansion into new markets. We define a market as a metropolitan area in which we have commenced local advertising and offer free home delivery to customers with a Carvana employee in a branded delivery truck. We define our population coverage as the percentage of U.S. population that lives within those markets. Opening a new market involves hiring a team of customer advocates, connecting the market to our existing logistics network and initiating local advertising. As a market scales, we may elect to build a vending machine in the market to further increase customer awareness and enhance our fulfillment operations.

Our expansion model has enabled us to increase our rate of market openings, resulting in serving more of the U.S. population, in each of the past eight years. Our market openings since March 31, 2020 increased the total percentage of the U.S. population served to 74.5% in 272 markets as of March 31, 2021 from 68.7% in 161 markets as of March 31, 2020. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan. We continually evaluate consumer demand and our operational capacity to determine our market opening and vending machine launch strategy.

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

Our largest source of revenue, used vehicle sales, totaled $1.8 billion and $964 million during the three months ended March 31, 2021 and 2020, respectively. As we increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase along with retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales, which includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory, totaled $240 million and $80 million during the three months ended March 31, 2021 and 2020, respectively. We expect wholesale sales to increase with retail units sold through trade-ins and as we expand our program of acquiring vehicles from customers who wish to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage totaled $205 million and $54 million during the three months ended March 31, 2021 and 2020, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During our growth phase, our highest priority outside of safety, will continue to be providing exceptional customer experiences, increasing our brand awareness and building an infrastructure to support growth in retail units sold. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies include the following:

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

•Leverage existing IRC infrastructure. As we scale, we intend to more fully utilize the capacity in our 12 existing IRCs, which collectively have capacity to inspect and recondition approximately 680,000 vehicles per year at full utilization.

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

Investment in Growth

We have aggressively invested in the growth of our business and we expect this investment to continue during normal conditions. We anticipate that our operating expenses will increase substantially as we continue to expand our logistics network, increase our advertising spending, and serve more of the U.S. population. There is no guarantee that we will be able to realize the desired return on our investments.

Relationship with Related Parties

For discussion about our relationship with related parties, refer to Note 6 — Related Party Transactions of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

Key Operating Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our progress and make strategic decisions. Our key operating metrics reflect the key drivers of our growth, including increasing brand awareness, enhancing the selection of vehicles we make available to our customers, and serving more of the U.S. population. Our key operating metrics also demonstrate our ability to translate these drivers into retail sales and to monetize these retail sales through a variety of product offerings.

	Three Months Ended March 31,
	2021	2020
Retail units sold	92,457	52,427
Population coverage	74.5%	68.7%
Average monthly unique visitors	13,234,758	6,807,631
Number of IRCs	12	8
Total website units	32,854	33,570
Total gross profit per unit	$3,656	$2,640

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

Population Coverage

We have previously reported number of markets as a key operating metric. As we have continued to grow, the population covered by these markets is increasingly a more important driver of our growth than the number of markets we serve. We define a market as a metropolitan area in which we have commenced local advertising and offer free home delivery to customers, which is typically conducted by a Carvana employee in a branded delivery truck. We define population coverage as the metropolitan statistical area population in the markets we serve at the end of the period divided by the total population in the U.S., based on 2015 data from the U.S. Census Bureau. We view the growth in population we serve as a key driver of our growth. As we increase our population coverage, the number of consumers who have access to our fully integrated customer experience increases, which in turn helps increase the number of vehicles we sell.

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

Number of IRCs

Number of IRCs is a new key operating metric. As we continue to grow, our number of IRCs is a more important metric than average days to sale due to the impact of IRC capacity on retail units sold and the relative stability of average days to sale over the past three years. We define the number of IRCs as the number of owned or leased IRCs in which Carvana employees perform our 150-point inspection and recondition vehicles to “Carvana Certified” standards before sale to customers. As we scale, we intend to more fully utilize the capacity in our existing 12 IRCs, which, as of March 31, 2021, collectively have capacity to inspect and recondition approximately 680,000 vehicles per year at full utilization. As we increase our number of IRCs, we increase this capacity to inspect and recondition vehicles, which in turn increases the number of vehicles we can sell.

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

The number of used vehicles we sell depends on the volume of traffic to our website, our population coverage, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customer's purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general economic conditions. On a quarterly basis, the number of used vehicles we sell is also affected by seasonality, with demand for used vehicles reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of used vehicle sales expected to occur in the fourth calendar quarter.

Our retail average selling price depends on the mix of vehicles we acquire, retail prices in our markets, our pricing strategy, and our average days to sale. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. We also generally expect lower average days to sale to be associated with higher retail average selling prices due to decreased vehicle depreciation prior to sale, all other factors being equal.

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

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of loans we originate and sell in securitization transactions or to financing partners, reported net of a reserve for expected repurchases, interest earned on loans prior to sale, and commissions we receive on VSCs and sales of GAP waiver coverage. In 2016, we entered into a master dealer agreement with DriveTime, pursuant to which we receive a commission for selling VSCs that DriveTime administers. The commission revenue we recognize on VSCs depends on the number of retail units we sell, the conversion rate of VSCs on these sales, commission rates we receive, VSC early cancellation frequency and product features. The GAP waiver coverage revenue we recognize depends on the number of retail units we sell, the number of customers that choose to finance their purchases with us, the frequency of GAP waiver coverage early cancellation, and the conversion rate of GAP waiver coverage on those sales.

We generally seek to sell the loans we originate to securitization trusts we sponsor and establish or to financing partners. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that we sell to the securitization trusts. We also sell the loans we originate under committed forward-flow arrangements, including a master purchase and sale agreement, and through fixed pool loan sales, with financing partners who generally acquire them at premium prices without recourse to us for their post-sale performance. Factors affecting revenue from these sales include the number of loans we originate, the average principal balance of the loans, the credit quality of the portfolio, and the price at which we are able to sell them in securitization transactions or to financing partners.

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

Interest Expense

Interest expense includes interest incurred on our Senior Notes, our Floor Plan Facility, and our Finance Receivable Facilities (each as defined in Note 9 — Debt Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q), as well as our notes payable, and finance leases, which are used to fund general working capital, our inventory, our transportation fleet, and certain of our property and equipment. Interest expense excludes the interest incurred during various construction projects to build, upgrade or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Other (Income) Expense, Net

Other (income) expense, net includes changes in fair value on our beneficial interests in securitizations and purchase price adjustment receivables (as discussed in Note 17 — Fair Value of Financial Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q), along with other general expenses such as gains or losses from disposals of long-lived assets.

Income Tax Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (“Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. During the three months ended March 31, 2021, the Company generated an immaterial income tax benefit through Car360, a wholly-owned subsidiary acquired in April 2018.

Results of Operations

	Three Months Ended March 31,
	2021	2020	Change

	(in millions, except unit and per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$1,800	$964	86.7%
Wholesale vehicle sales (1)	240	80	200.0%
Other sales and revenues (2)	205	54	279.6%
Total net sales and operating revenues	$2,245	$1,098	104.5%
Gross profit:
Used vehicle gross profit	$112	$83	34.9%
Wholesale vehicle gross profit (1)	21	1	2,000.0%
Other gross profit (2)	205	54	279.6%
Total gross profit	$338	$138	144.9%
Unit sales information:
Used vehicle unit sales	92,457	52,427	76.4%
Wholesale vehicle unit sales	26,040	10,754	142.1%
Per unit selling prices:
Used vehicles	$19,469	$18,393	5.9%
Wholesale vehicles	$9,217	$7,402	24.5%
Per retail unit gross profit:
Used vehicle gross profit	$1,211	$1,581	(23.4)%
Wholesale vehicle gross profit	$227	$23	887.0%
Other gross profit	$2,218	$1,036	114.1%
Total gross profit	$3,656	$2,640	38.5%
Per wholesale unit gross profit:
Wholesale vehicle gross profit	$806	$114	607.0%
(1) Includes $6 and $0, respectively, of wholesale revenue from related parties.
(2) Includes $42 and $20, respectively, of other sales and revenues from related parties.

Used Vehicle Sales

Three months ended March 31, 2021 Versus 2020. Used vehicle sales increased by $836 million to $1.8 billion during the three months ended March 31, 2021, compared to $964 million during the three months ended March 31, 2020. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 92,457 from 52,427 during the three months ended March 31, 2021 and 2020, respectively. The increase in unit sales was driven by growth in existing markets due to continued marketing efforts, expanded inventory selection, and increased brand awareness. The increase in unit sales was also driven by growth to 74.5% market population coverage as of March 31, 2021 from 68.7% as of March 31, 2020. The average selling price of our retail units sold increased to $19,469 from $18,393 due primarily to the vehicle mix and increased demand for used vehicles.

Wholesale Vehicle Sales

Three months ended March 31, 2021 Versus 2020. Wholesale vehicle sales increased by $160 million to $240 million during the three months ended March 31, 2021, compared to $80 million during the three months ended March 31, 2020. The increase in revenue was primarily driven by an increase in wholesale units sold to 26,040 from 10,754 during the three months ended March 31, 2021 and 2020, respectively. In addition, the average selling price of our wholesale units sold increased to

$9,217 during the three months ended March 31, 2021 from $7,402 during the three months ended March 31, 2020 due to the mix of units acquired from customers and strong wholesale market prices.

Other Sales and Revenues

Three months ended March 31, 2021 Versus 2020. Other sales and revenues increased by $151 million to $205 million during the three months ended March 31, 2021, compared to $54 million during the three months ended March 31, 2020. This increase was primarily driven by originating and selling more finance receivables, along with better pricing on the sales of finance receivables during the three months ended March 31, 2021, due in part to the impact of COVID-19 on the securitization market in March 2020. Additionally, the increase was due to an increase in retail units sold, which led to an increase in VSC sales and GAP waiver coverage sales.

Used Vehicle Gross Profit

Three months ended March 31, 2021 Versus 2020. Used vehicle gross profit increased by $29 million to $112 million during the three months ended March 31, 2021, compared to $83 million during the three months ended March 31, 2020. Increased retail units sold was partially offset by a decrease in used vehicle gross profit per unit to $1,211 for the three months ended March 31, 2021 compared to $1,581 for the three months ended March 31, 2020. The per unit decrease was primarily due to higher transitory costs associated with rapidly ramping our IRC capacity during the three months ended March 31, 2021.

Wholesale Vehicle Gross Profit

Three months ended March 31, 2021 Versus 2020. Wholesale vehicle gross profit increased by $20 million to $21 million during the three months ended March 31, 2021, compared to $1 million during the three months ended March 31, 2020. This was primarily due to an increase in wholesale units sold to 26,040 during the three months ended March 31, 2021 from 10,754 during the three months ended March 31, 2020, along with an increase in wholesale vehicle gross profit per wholesale unit to $806 in the three months ended March 31, 2021 compared to $114 in the three months ended March 31, 2020. The per unit increase was primarily driven by acquiring more vehicles from customers and strong wholesale market prices.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended March 31,
	2021	2020

	(in millions)
Compensation and benefits (1)	$126	$84
Advertising	100	75
Market occupancy (2)	13	8
Logistics (3)	30	19
Other (4)	128	90
Total	$397	$276
_________________________
(1) Compensation and benefits includes all payroll and related costs, including benefits, payroll taxes, and equity-based compensation, except those related to preparing vehicles for sale, which are included in cost of sales, and those related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.
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

Selling, general and administrative expenses increased by $121 million to $397 million during the three months ended March 31, 2021, compared to $276 million during the three months ended March 31, 2020. The increase was partially due to an increase in compensation and benefits by $42 million during the three months ended March 31, 2021 which was primarily driven by expansion of our teams to support our growth. The increase in selling, general and administrative expenses was also due to an increase in advertising expense of $25 million during the three months ended March 31, 2021, primarily due to an increase in advertising to drive growth in units sold and acquired from customers. Market occupancy, logistics, and other expenses also increased during the three months ended March 31, 2021 compared to the respective prior year period primarily due to increases in the number of units sold and in population coverage, and in preparation for future growth.

Interest Expense

Interest expense increased slightly by $1 million to $30 million during the three months ended March 31, 2021, compared to $29 million during the three months ended March 31, 2020. The increase is primarily due to the increase in long-term debt from the issuance of additional senior unsecured notes in October 2020, along with the additional sale leaseback financing in place during the three months ended March 31, 2021 compared to March 31, 2020. The increases were offset by decreased interest expense incurred on our short-term revolving facilities in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Other (Income) Expense, Net

Other expense, net changed by $24 million to income of $7 million during the three months ended March 31, 2021 compared to expense of $17 million during the three months ended March 31, 2020. The change in the three months ended March 31, 2021 compared to March 31, 2020 is primarily due to fair value adjustments on our retained beneficial interests in securitizations and purchase price adjustment receivables as of March 31, 2021 compared to March 31, 2020 when the capital markets were more uncertain, primarily due to the onset of the COVID-19 pandemic.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we also present the following non-GAAP measures: EBITDA and EBITDA margin. We believe the presentation of both U.S. GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable U.S. GAAP financial measures.

EBITDA and EBITDA Margin

EBITDA and EBITDA Margin are supplemental measures of operating performance that do not represent and should not be considered an alternative to net loss or cash flow from operations, as determined by U.S. GAAP. EBITDA is defined as net loss before interest expense, income tax expense, and depreciation and amortization expense. EBITDA Margin is EBITDA as a percentage of total revenues. We use EBITDA to measure the operating performance of our business and EBITDA Margin to measure our operating performance relative to our total revenues. We believe that EBITDA and EBITDA Margin are useful measures to us and to our investors because they exclude certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. EBITDA and EBITDA Margin may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations. A reconciliation of EBITDA to net loss, which is the most directly comparable U.S. GAAP measure, and calculation of EBITDA Margin is as follows:

	Three Months Ended March 31,
	2021	2020

	(dollars in millions)
Net loss	$(82)	$(184)
Depreciation and amortization expense	22	16
Interest expense	30	29
EBITDA(1)	$(30)	$(139)

Total revenues	$2,245	$1,098
EBITDA Margin	(1.3)%	(12.6)%
_________________________
(1) Includes less than $1 million and $0 million of income tax provision, respectively.
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

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our future capital requirements will depend on many factors, including our rate of revenue growth, our construction of IRCs and vending machines, the timing and extent of our spending to support our technology and software development efforts, and increased population coverage.

We had the following liquidity resources available as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

	(in millions)
Cash and cash equivalents	$370	$301
Availability under short-term revolving facilities (1)	1,294	1,088
Availability under sale-leaseback agreements (2)	1	19
Committed liquidity resources available	$1,665	$1,408
_________________________
(1) Based on pledging all eligible vehicles and finance receivables under the available capacity in the Floor Plan Facility and Finance Receivable Facilities, excluding the impact to restricted cash requirements.
(2) We have $285 million and $250 million of total unfunded gross real estate assets as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, the short-term revolving facilities had total capacity of approximately $2.25 billion, an outstanding balance of $122 million and $40 million, and unused capacity of $2.1 billion and $2.2 billion, respectively.

We also had $6 million of committed funds for future construction costs of IRCs with unfinished construction as of both March 31, 2021 and December 31, 2020.

In addition, we had $80 million and $48 million of total unpledged beneficial interests in securitizations as of March 31, 2021 and December 31, 2020, respectively.

On April 30, 2021, we entered into an agreement with a new lender pursuant to which the lender agreed to provide a $500 million revolving credit facility to fund certain automotive finance receivables that we originated. We can draw upon this facility until October 30, 2022.

As of March 31, 2021 and December 31, 2020, our outstanding principal amount of indebtedness, including finance leases, was $2.5 billion and $1.7 billion, respectively, summarized in the table below. See Note 9 — Debt Instruments and Note 15 —

Leases included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt and finance leases.

	March 31, 2021	December 31, 2020

	(in millions)
Asset-Based Financing:
Inventory	$122	$40
Finance receivables and beneficial interests	95	81
Transportation fleet(1)	138	124
Real estate(2)	418	398
Total asset-based financing	773	643
Senior Notes	1,700	1,100
Total debt	2,473	1,743
Less: unamortized debt issuance costs(3)	(28)	(21)
Total debt, net	$2,445	$1,722
_________________________
(1) Amount includes notes payable and finance leases.
(2) Amount includes real estate financing and notes payable.
(3) The unamortized debt issuance costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on our consolidated balance sheets. Unamortized debt issuance costs related to revolving debt agreements are presented within other assets on our consolidated balance sheets and not included here.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Net cash used in operating activities	$(532)	$(168)
Net cash used in investing activities	(75)	(89)
Net cash provided by financing activities	693	284
Net increase in cash, cash equivalents and restricted cash	86	27
Cash, cash equivalents and restricted cash at beginning of period	329	118
Cash, cash equivalents and restricted cash at end of period	$415	$145

Operating Activities

Our primary sources of operating cash flows result from the sales of used retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the three months ended March 31, 2021, net cash used in operating activities was $532 million, an increase of $364 million compared to net cash used in operating activities of $168 million for the three months ended March 31, 2020. The increase in our net cash used in operating activities was primarily due to changes in working capital, primarily related to the increase in our vehicle inventory, along with increased cash used by originations and proceeds of finance receivables due to the timing of originations and subsequent sales. These increases in uses of cash were partially offset by the net cash inflows associated with the change in accounts payable and accrued liabilities.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was $75 million and $89 million during the three months ended March 31, 2021 and 2020, respectively, a decrease of $14 million, primarily driven by a slight decrease in purchases of property and equipment and increase in principal payments received on beneficial interests in securitizations.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was $693 million and $284 million during the three months ended March 31, 2021 and 2020, respectively, an increase of $409 million. The change primarily relates to increased net proceeds from long-term debt primarily from the issuance of our $600 million Senior Notes during the three months ended March 31, 2021, slightly offset by decreased net proceeds on our short-term revolving facilities.

Contractual Obligations and Commitments

On March 29, 2021, we issued $600 million in aggregate principal amount of 5.500% senior unsecured notes due April 15, 2027 (the "2027 Notes"). The interest on the 2027 Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021.

Other than as noted above, we have not entered into any material contractual obligations or commitments outside of the ordinary course of business since the most recently ended fiscal year as disclosed in the header "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K, filed February 25, 2021.

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

Except as discussed above, we did not have any off-balance sheet arrangements as of March 31, 2021.

Critical Accounting Policies

Refer to Note 2 — Summary of Significant Accounting Policies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2020. There have been no other material changes to our critical accounting policies and use of estimates from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 25, 2021.

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

•our limited operating history;

•the seasonal and other fluctuations in our quarterly operating results, including as a result of COVID-19 and other future epidemics and public health crises;

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

•the restrictions that could limit the flexibility in operating our business imposed by the covenants contained in the indentures governing our Senior Notes;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 25, 2021.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, filed on February 25, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the three months ended March 31, 2021, except as otherwise previously reported.

During the three months ended March 31, 2021, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged approximately 4 million LLC Units and approximately 3 million shares of Class B common stock for approximately 3 million newly-issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated March 29, 2021, among Carvana Co., each of the guarantors party thereto and U.S. Bank National Association, as trustee, related to the 5.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to Carvana's Current Report on Form 8-K filed with the SEC on March 30, 2021).

4.2	Form of 5.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Carvana's Current Report on Form 8-K filed with the SEC on March 30, 2021).
10.1
First Amendment to Second Amended and Restated Inventory Financing and Security Agreement, dated March 15, 2021, among Carvana, LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.1 to Carvana's Current Report on Form 8-K filed with the SEC on March 18, 2021).

10.2 *
Fifteenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated March 19, 2021, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.1 to Carvana's Current Report on Form 8-K filed with the SEC on March 24, 2021).

10.3	Sixteenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated May 3, 2021, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc., filed herewith.
10.4	Third Addendum to the Master Dealer Agreement, effective April 19, 2021, among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc., and Carvana, LLC, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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

Date:	May 6, 2021	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)