Form 10-Q
period 2021-06-30
CARVANA CO.
filed 2021-08-05
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 2, 2021, the registrant had 84,502,051 shares of Class A common stock outstanding and 88,081,043 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$201	$301
Restricted cash	109	28
Accounts receivable, net	185	79
Finance receivables held for sale, net	429	275
Vehicle inventory	1,974	1,036
Beneficial interests in securitizations	239	131
Other current assets, including $9 and $6, respectively, due from related parties	108	73
Total current assets	3,245	1,923
Property and equipment, net	1,103	909
Operating lease right-of-use assets, including $20 and $22, respectively, from leases with related parties	159	156
Intangible assets, net	5	6
Goodwill	9	9
Other assets, including $6 and $4, respectively, due from related parties	60	32
Total assets	$4,581	$3,035
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $18 and $16, respectively, due to related parties	$558	$342
Short-term revolving facilities	680	40
Current portion of long-term debt	71	65
Other current liabilities, including $4 and $3, respectively, from leases with related parties	24	20
Total current liabilities	1,333	467
Long-term debt, excluding current portion	2,327	1,617
Operating lease liabilities, excluding current portion, including $17 and $19, respectively, from leases with related parties	150	148
Other liabilities	1	1
Total liabilities	3,811	2,233
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 83,106 and 76,512 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 89,401 and 95,592 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	771	742
Accumulated deficit	(368)	(354)
Total stockholders' equity attributable to Carvana Co.	403	388
Non-controlling interests	367	414
Total stockholders' equity	770	802
Total liabilities & stockholders' equity	$4,581	$3,035
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales and operating revenues:
Used vehicle sales, net	$2,504	$992	$4,304	$1,956
Wholesale vehicle sales, including $16, $0, $22, and $0, respectively, from related parties	557	49	797	129
Other sales and revenues, including $49, $23, $91, and $43, respectively, from related parties	275	77	480	131
Net sales and operating revenues	3,336	1,118	5,581	2,216
Cost of sales, including $3, $1, $4, and $2, respectively, to related parties	2,784	968	4,691	1,928
Gross profit	552	150	890	288
Selling, general and administrative expenses, including $6, $5, $12, and $9, respectively, to related parties	470	239	867	515
Interest expense, including $0, $0, $0, and $1, respectively, to related parties	43	20	73	49
Other (income) expense, net	(6)	(3)	(13)	14
Net income (loss) before income taxes	45	(106)	(37)	(290)
Income tax provision	—	—	—	—
Net income (loss)	45	(106)	(37)	(290)
Net income (loss) attributable to non-controlling interests	23	(65)	(23)	(189)
Net income (loss) attributable to Carvana Co.	$22	$(41)	$(14)	$(101)

Net earnings (loss) per share of Class A common stock - basic	$0.27	$(0.62)	$(0.18)	$(1.73)
Net earnings (loss) per share of Class A common stock - diluted	$0.26	$(0.62)	$(0.18)	$(1.73)

Weighted-average shares of Class A common stock - basic (1)	81,398	66,327	79,751	58,363
Weighted-average shares of Class A common stock - diluted	176,015	66,327	79,751	58,363
(1) Weighted-average shares of Class A common stock - basic - outstanding have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2019	50,507	$—	101,219	$—	$281	$(183)	$94	$192
Net loss	—	—	—	—	—	(60)	(124)	(184)
Exchanges of LLC Units	116	—	(19)	—	—	—	—	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	2	—	—	2
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(2)	—	—	(2)
Issuance of Class A common stock to settle vested restricted stock units	38	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(8)	—	—	—	(2)	—	—	(2)
Options exercised	7	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	7	—	—	7
Balance, March 31, 2020	50,660	$—	101,200	$—	$286	$(243)	$(30)	$13
Net loss	—	—	—	—	—	(41)	(65)	(106)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	18,333	—	—	—	1,059	—	—	1,059
Adjustments to the non-controlling interests related to equity offering	—	—	—	—	(643)	—	643	—
Exchanges of LLC Units	285	—	—	—	1	—	(1)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	21	—	—	21
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(21)	—	—	(21)
Issuance of Class A common stock to settle vested restricted stock units	61	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(26)	—	—	—	(4)	—	—	(4)
Options exercised	101	—	—	—	3	—	—	3
Equity-based compensation	—	—	—	—	8	—	—	8
Balance, June 30, 2020	69,414	$—	101,200	$—	$710	$(284)	$547	$973

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2020	76,512	$—	95,592	$—	$742	$(354)	$414	$802
Net loss	—	—	—	—	—	(36)	(46)	(82)
Exchanges of LLC Units	3,247	—	(3,073)	—	12	—	(12)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	225	—	—	225
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(225)	—	—	(225)
Issuance of Class A common stock to settle vested restricted stock units	62	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(2)	—	—	—	(9)	—	—	(9)
Options exercised	15	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	10	—	—	10
Balance, March 31, 2021	79,834	$—	92,519	$—	$755	$(390)	$356	$721
Net income	—	—	—	—	—	22	23	45
Exchanges of LLC Units	3,189	—	(3,118)	—	12	—	(12)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	217	—	—	217
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(217)	—	—	(217)
Issuance of Class A common stock to settle vested restricted stock units	59	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(2)	—	—	—	(8)	—	—	(8)
Options exercised	26	—	—	—	1			1
Equity-based compensation	—	—	—	—	11	—	—	11
Balance, June 30, 2021	83,106	$—	89,401	$—	$771	$(368)	$367	$770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(37)	$(290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	46	33
Loss on disposal of property and equipment	1	5
Provision for bad debt and valuation allowance	6	8
Gain on loan sales	(338)	(52)
Equity-based compensation expense	18	12
Amortization and write-off of debt issuance costs and bond premium	5	4
Originations of finance receivables	(3,289)	(1,565)
Proceeds from sale of finance receivables, net	3,254	1,459
Principal payments received on finance receivables held for sale	78	38
Unrealized (gain) loss on beneficial interests in securitization	(4)	3
Changes in assets and liabilities:
Accounts receivable	(111)	(7)
Vehicle inventory	(926)	137
Other assets	(60)	(3)
Accounts payable and accrued liabilities	216	39
Operating lease right-of-use assets	(4)	(42)
Operating lease liabilities	6	46
Net cash used in operating activities	(1,139)	(175)
Cash Flows from Investing Activities:
Purchases of property and equipment	(194)	(171)
Principal payments received on beneficial interests in securitizations	20	4
Net cash used in investing activities	(174)	(167)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	4,664	2,617
Payments on short-term revolving facilities	(4,024)	(3,154)
Proceeds from issuance of long-term debt	710	87
Payments on long-term debt	(29)	(12)
Payments of debt issuance costs	(11)	(4)
Net proceeds from issuance of Class A common stock	—	1,059
Proceeds from equity-based compensation plans	1	3
Tax withholdings related to restricted stock awards	(17)	(6)
Net cash provided by financing activities	1,294	590
Net (decrease) increase in cash, cash equivalents and restricted cash	(19)	248
Cash, cash equivalents and restricted cash at beginning of period	329	118
Cash, cash equivalents and restricted cash at end of period	$310	$366

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

In accordance with Carvana Group LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of June 30, 2021, Carvana Co. owned approximately 47.5% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 52.5%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2021, results of operations and changes in stockholder's equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Liquidity

Since inception, the Company has incurred losses, and expects to incur additional losses in the future as it continues to build inspection and reconditioning centers ("IRCs") and vending machines, serve more of the U.S. population, and enhance technology and software. Since March 31, 2020, the Company has completed equity offerings of approximately 18 million shares of Class A common stock for net proceeds of approximately $1.1 billion and has issued a total of $1.7 billion in senior unsecured notes due between 2025 and 2028, from which approximately $627 million of the proceeds were used to repay its senior unsecured notes due in 2023. As of June 2021, the Company's forward flow partner has also committed to purchase a total of $4.0 billion of the Company's finance receivables through March 2022. In addition, the Company has a $1.75 billion floor plan facility effective July 1, 2021, through March 31, 2023. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Adoption of New Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time related to contract modifications and hedge accounting to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The standard is effective from March 12, 2020 through December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company may elect to take advantage of this optional guidance in its transition away from LIBOR within certain debt contracts but does not expect a material impact on its consolidated financial statements. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"), which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB's monitoring of global reference rate activities. As of June 30, 2021, the Company had not modified any contracts or had any hedge accounting activity in which it utilized the optional guidance under ASU 2020-04 and ASU 2021-01.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

	(in millions)
Land and site improvements	$188	$132
Buildings and improvements	593	477
Transportation fleet	246	190
Software	140	113
Furniture, fixtures and equipment	68	60
Total property and equipment excluding construction in progress	1,235	972
Less: accumulated depreciation and amortization on property and equipment	(228)	(171)
Property and equipment excluding construction in progress, net	1,007	801
Construction in progress	96	108
Property and equipment, net	$1,103	$909

Depreciation and amortization expense on property and equipment was approximately $23 million and $17 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $45 million and $32 million for the six months ended June 30, 2021 and 2020, respectively. These amounts primarily relate to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS, NET

On April 12, 2018, the Company acquired Car360, Inc. ("Car360"), a provider of app-based photo capture technology. The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of June 30, 2021 and December 31, 2020:

	Useful Life	June 30, 2021	December 31, 2020

		(in millions)
Intangible assets:
Developed technology	7 years	$9	$9
Non-compete agreements	5 years	1	1
Intangible assets, acquired cost		10	10
Less: accumulated amortization		(5)	(4)
Intangible assets, net		$5	$6

Goodwill	N/A	$9	$9

Amortization expense was less than $1 million during each of the three months ended June 30, 2021 and 2020, and $1 million during each of the six months ended June 30, 2021 and 2020. As of June 30, 2021, the remaining weighted-average

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
amortization period for definite-lived intangible assets was approximately 3.6 years. The anticipated annual amortization expense to be recognized in future years as of June 30, 2021 is as follows:

Expected Future Amortization
(in millions)
Remainder of 2021	$1
2022	1
2023	1
2024	1
2025	1
Thereafter	—
Total	$5

NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

	(in millions)
Accounts payable, including $18 and $16, respectively, due to related parties	$154	$67
Sales taxes and vehicle licenses and fees	120	71
Accrued compensation and benefits	72	34
Reserve for returns and cancellations	38	25
Accrued advertising costs	33	21
Accrued property and equipment	33	33
Accrued interest expense	28	20
Customer deposits	23	17
Other accrued liabilities	57	54
Total accounts payable and accrued liabilities	$558	$342

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

In March 2017, the Company and DriveTime entered into a lease agreement that governs the Company's access to and utilization of office and parking space at various DriveTime facilities (the "DriveTime Hub Lease Agreement"). The DriveTime Hub Lease Agreement was most recently amended in July 2021. Lease expiration varies by location with most having cancellable terms, provided 60 days' prior written notice is given, expiring in 2022 and the Company having the right to

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Lease Agreement described above.

The DriveTime Lease Agreement and the DriveTime Hub Lease Agreement both have non-cancellable lease terms of less than twelve months with rights to terminate at the Company's election with 60 days' prior written notice and extension options as described above. At non-reconditioning locations, it is not reasonably certain that the Company will exercise its options to extend the leases or abstain from exercising its termination rights within these lease agreements to create a lease term greater than one year and therefore the Company accounts for them as short-term leases. For these locations, the Company makes variable monthly lease payments based on its pro rata utilization of space at each facility plus a pro rata share of each facility’s actual insurance costs and real estate taxes. Management has determined that the costs allocated to the Company are based on a reasonable methodology. The DriveTime Lease Agreement includes the Blue Mound and Delanco IRCs. At both of these locations, the Company expects to extend the lease terms beyond twelve months, therefore those locations are not considered short-term leases. The Company occupies all of the space at these IRCs and makes monthly lease payments based on DriveTime's actual rent expense. In addition, the Company is responsible for the actual insurance costs and real estate taxes at these IRC locations.

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

In November 2018, the Company entered into a lease agreement with DriveTime of a fully operational IRC near Cleveland, Ohio. DriveTime vacated the facility in February 2019, at which point the Company became the sole occupant and began leasing the full facility from DriveTime. The lease has an initial term of three years, subject to the Company's ability to exercise three renewal options of five years each. In July 2021, the Company exercised the first renewal option to extend through October 2026 and agreed to assume the lease from DriveTime effective October 1, 2021.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended June 30, 2021, total costs related to these operating lease agreements, including those noted above, were approximately $1 million with approximately $0.5 million and $0.7 million allocated to inventory and selling, general and administrative expenses, respectively. During the three months ended June 30, 2020, total costs related to these lease agreements were approximately $2 million, with approximately $1 million allocated to both inventory and selling, general and administrative expenses. During the six months ended June 30, 2021, total costs related to these lease agreements were approximately $3 million with approximately $1 million and $2 million allocated to inventory and selling, general and administrative expenses, respectively. During the six months ended June 30, 2020, total costs related to these lease agreements were approximately $4 million with approximately $2 million allocated to both inventory and selling, general and administrative expenses.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Corporate Office Leases

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was approximately $0.3 million during each of the three months ended June 30, 2021 and 2020, and approximately $0.5 million during each of the six months ended June 30, 2021 and 2020, respectively.

In December 2019, Verde purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was approximately $0.2 million during each of the three months ended June 30, 2021 and 2020, and approximately $0.4 million during each of the six months ended June 30, 2021 and 2020, respectively.

Wholesale Revenue

In 2020, DriveTime began purchasing wholesale vehicles from the Company through competitive online auctions that are managed by an unrelated third party. As a result, the Company recognized approximately $16 million and $22 million of wholesale revenue from DriveTime during the three and six months ended June 30, 2021, respectively, and less than $1 million during the three and six months ended June 30, 2020.

Retail Vehicle Acquisitions

During the second quarter of 2021, the Company began acquiring retail vehicles from DriveTime that were reconditioned to meet the Company's required vehicle quality standards. The Company recognized approximately $2 million of cost of goods sold during the three and six months ended June 30, 2021 and no amounts during the three and six months ended June 30, 2020 related to vehicles acquired from DriveTime.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers, and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the three months ended June 30, 2021 and 2020, the Company recognized approximately $45 million and $20 million, respectively, and during the six months ended June 30, 2021 and 2020, the Company recognized approximately $83 million and $38 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs. In August 2020 and April 2021, the Company and DriveTime amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing and the scope of DriveTime's after-sale administration services. The Company recognized approximately $4 million and $3 million during the three months ended June 30, 2021 and 2020, respectively, and approximately $8 million and $5 million during the six months ended June 30, 2021 and 2020, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase and prior to the first quarter of 2020 paid a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. Since the first quarter of 2020, the Company's GAP waiver coverage sales have been administered by an unrelated party. The Company incurred approximately $3 million and $2 million during the three months ended June 30, 2021 and 2020, respectively, and approximately $6 million and

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
$3 million during the six months ended June 30, 2021 and 2020, respectively, related to the administration of limited warranty and GAP waiver coverage.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $1 million during each of the three months ended June 30, 2021 and 2020, and approximately $3 million during each of the six months ended June 30, 2021 and 2020, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three and six months ended June 30, 2021 and 2020.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the three and six months ended June 30, 2021 and 2020.

Accounts Payable Due to Related Party

As of June 30, 2021 and December 31, 2020, approximately $18 million and $16 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
During the six months ended June 30, 2021 and 2020, the Company sold approximately $1.1 billion and $960 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $2.9 billion of unused capacity as of June 30, 2021.

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

During the six months ended June 30, 2021 and 2020, the Company sold approximately $2.0 billion and $495 million, respectively, in principal balances of finance receivables through securitization transactions.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was approximately $200 million and $39 million during the three months ended June 30, 2021 and 2020, respectively, and $338 million and $52 million during the six months ended June 30, 2021 and 2020, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of June 30, 2021, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. The Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of June 30, 2021 and December 31, 2020 were approximately $239 million and $131 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of June 30, 2021.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at June 30, 2021 and December 31, 2020. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	June 30, 2021		December 31, 2020
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$174	$174	$98	$98
Certificates and other assets	65	65	33	33
Total unconsolidated VIEs	$239	$239	$131	$131

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$173	$174	$96	$98
Certificates and other assets	58	65	28	33
Total securities available for sale	$231	$239	$124	$131

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

Effective October 1, 2020, the Company amended the Floor Plan Facility to increase the line of credit to $1.25 billion, reduce the interest rate to one-month LIBOR plus 3.15%, and extend the maturity date to March 31, 2023. Effective March 1, 2021, the interest rate was reduced to one-month LIBOR plus 2.65%. Effective July 1, 2021, the line of credit was increased to $1.75 billion, and the LIBOR-based interest rate was amended to a substantially similar rate tied to a prime rate minus 0.50%, in advance of the cessation of LIBOR. The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter.

During the three months ended June 30, 2021, the effective interest rate on the Floor Plan Facility was approximately 2.59%. As of June 30, 2021, the Company had an outstanding balance under this facility of approximately $680 million, unused capacity of approximately $570 million, and held approximately $51 million in restricted cash related to this facility. For the year ended December 31, 2020, the effective interest rate on the Floor Plan Facility was approximately 3.87%. As of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
December 31, 2020, the Company had an outstanding balance of approximately $40 million, unused capacity of approximately $1.2 billion, and held approximately $3 million in restricted cash related to this facility.

Active Finance Receivable Facilities

The Company has various short-term revolving credit facilities to fund certain automotive finance receivables originated by the Company prior to selling them, which are typically secured by the finance receivables pledged to them (the "Finance Receivable Facilities").

In January 2020, the Company entered into an agreement pursuant to which a lender agreed to provide a revolving credit facility, which was subsequently increased to $500 million, to fund certain automotive finance receivables originated by the Company. In June 2021, the Company amended its agreement to, among other things, extend the maturity date to January 24, 2023.

In February 2020, the Company entered into an agreement pursuant to which a second lender agreed to provide a $500 million revolving credit facility to fund certain automotive finance receivables originated by the Company. The Company can draw upon this facility until February 20, 2022.

On April 30, 2021, the Company entered into an agreement pursuant to which a third lender agreed to provide a $500 million revolving credit facility to fund certain automotive finance receivables originated by the Company. The Company can draw upon this facility until October 30, 2022.

The facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The facilities require monthly payments of interest and fees based on usage and unused facility amounts. The facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of June 30, 2021 and December 31, 2020, the Company had no amounts outstanding under these facilities, unused capacity of approximately $1.5 billion and $1.0 billion, respectively, and held approximately $46 million and $25 million, respectively, in restricted cash related to these facilities. During the three months ended June 30, 2021, the Company's effective interest rate on these facilities was approximately 1.67%. For the year ended December 31, 2020, the Company's effective interest rate on these facilities was approximately 2.77%.

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

2027 Senior Unsecured Notes

On March 29, 2021, the Company issued $600 million in aggregate principal amount of 5.50% senior unsecured notes due April 15, 2027 (the "2027 Notes"). The 2027 Notes were newly issued under an indenture (the "2027 Indenture"), dated as of March 29, 2021, entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The interest on the 2027 Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. The 2027 Notes mature on April 15, 2027 unless earlier repurchased or redeemed, and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed solely for the purpose of facilitating the Company's sales of its finance receivables, if any).

The Company may redeem some or all of the 2027 Notes on or after April 15, 2024 at redemption prices set forth in the 2027 Indenture, plus any accrued and unpaid interest to the redemption date. Prior to April 15, 2024, the Company may redeem up to 35.0% of the aggregate principal amount of the 2027 Notes at a redemption price equal to 105.50%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the 2027 Notes prior to April 15, 2024, by paying a make-whole premium plus any accrued and unpaid interest to, but not including, the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the 2027 Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

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

In connection with the issuance of the 2025 and 2028 Notes, Carvana Group issued preferred units, which Carvana Co. purchased with its net proceeds from the issuance of the 2025 and 2028 Notes, as further discussed in Note 10 — Stockholders' Equity.

The Indentures contain restrictive covenants that limit the ability of the Company and certain of its subsidiaries to, among other things and subject to certain exceptions, incur additional debt or issue preferred stock, create new liens, make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the 2027 Notes, 2025 Notes, and 2028 Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of June 30, 2021, the Company was in compliance with all covenants.

The outstanding principal of the Senior Notes, net of unamortized debt issuance costs, was approximately $1.7 billion and $1.1 billion as of June 30, 2021 and December 31, 2020, respectively, and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of June 30, 2021 and December 31, 2020, the outstanding principal of these notes had a weighted-average interest rate of 7.1% and totaled approximately $18 million and $25 million, respectively, net of unamortized debt issuance costs, of which approximately $13 million and $17 million as of June 30, 2021 and December 31, 2020, respectively, was due within the next

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
twelve months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of June 30, 2021, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of June 30, 2021 and December 31, 2020, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was approximately $419 million and $385 million, respectively, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of June 30, 2021 and December 31, 2020, the Company has pledged approximately $143 million and $81 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from July 2024 to May 2028. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was approximately $141 million and $79 million as of June 30, 2021 and December 31, 2020, respectively, of which approximately $21 million and $22 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of June 30, 2021 and December 31, 2020, there were approximately 216 million and 215 million Class A Units, respectively, and 3 million Class B Units, for both periods presented, (as adjusted for the participation thresholds and closing price of Class A common stock on June 30, 2021 and December 31, 2020), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

Equity Offerings

On April 1, 2020, the Company completed a registered direct offering to investors of approximately 13.3 million shares of its Class A common stock at an offering price of $45.00 per share and received net proceeds from the offering of approximately $600 million. Ernest Garcia II, through Verde, and Ernest Garcia III each invested approximately $25 million or approximately 0.6 million shares of the Class A common stock, in the offering. The Company used the net proceeds to purchase approximately 16.7 million newly-issued LLC Units in Carvana Group.

On May 21, 2020, the Company completed a public equity offering of 5 million shares of its Class A common stock at an offering price of $92.00 per share and received net proceeds from the offering of approximately $459 million. The Company used the net proceeds to purchase approximately 6.3 million newly-issued LLC Units in Carvana Group.

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

During the three months ended June 30, 2021 and 2020, certain LLC Unitholders exchanged approximately 4 million and less than 1 million LLC Units and approximately 3 million and less than 1 million shares of Class B common stock for approximately 3 million and less than 1 million newly-issued shares of Class A common stock, respectively. During the six months ended June 30, 2021 and 2020, certain LLC Unitholders exchanged approximately 8 million and less than 1 million LLC Units and approximately 6 million and less than 1 million shares of Class B common stock for approximately 6 million and less than 1 million newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, Carvana Co. received approximately 4 million and less than 1 million LLC Units during the three months ended June 30, 2021 and 2020, respectively, and approximately 8 million and less than 1 million LLC Units during the six months ended June 30, 2021 and 2020, respectively, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

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

During the six months ended June 30, 2021 and 2020, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $24 million and $1 million, respectively, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' equity. During the six months ended June 30, 2020, Carvana Co. utilized its net proceeds from its equity offerings to purchase LLC Units, which resulted in adjustments to increase non-controlling interests and to decrease additional paid-in capital by approximately $643 million, which have been included in adjustment to non-controlling interests related to equity offerings in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As of June 30, 2021, Carvana Co. owned approximately 47.5% of Carvana Group with the LLC Unitholders owning the remaining 52.5%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 30,
	2021	2020

	(in millions)
Transfers from (to) non-controlling interests:
Decrease as a result of issuances of Class A common stock	$—	$(643)
Increase as a result of exchanges of LLC Units	24	1
Total transfers from (to) non-controlling interests	$24	$(642)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Class B Units	$—	$1	$—	$1
Restricted Stock Units and Awards	8	5	15	10
Options	2	1	5	3
Class A Units	1	1	1	1
Total equity-based compensation	11	8	21	15
Equity-based compensation capitalized to property and equipment	(1)	(1)	(3)	(3)
Equity-based compensation, net of capitalized amounts	$10	$7	$18	$12

As of June 30, 2021, the total unrecognized compensation related to outstanding equity awards was approximately $98 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. The majority of equity granted by the Company vests over four year periods based on continued employment with the Company. As of June 30, 2021, approximately 10 million shares remain available for future equity award grants under this plan.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four- to five-years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for their Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and six months ended June 30, 2021 or 2020. As of June 30, 2021, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

Employee Stock Purchase Plan

In May 2021, the Company adopted an employee stock purchase plan (the "ESPP"). The ESPP allows substantially all employees, excluding members of senior management, to acquire shares of the Company’s Class A common stock through payroll deductions over six-month offering periods. The per share purchase price is equal to 90% of the fair market value of a share of the Company’s Class A common stock on the last day of the offering period. Participant purchases are limited to a maximum of $10,000 of stock per calendar year. The Company is authorized to grant up to 0.5 million shares of Class A common stock under the ESPP. As of June 30, 2021, the Company has not issued any shares of Class A common stock nor recognized any equity-based compensation expense related to the ESPP.

NOTE 13 — NET EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings (loss) per share is computed by dividing the net earnings (loss) attributable to Class A common stockholders by the weighted-average shares of Class A common stock outstanding during the period. Diluted net earnings (loss) per share is computed by giving effect to all potentially dilutive shares. For the six months ended June 30, 2021, and the three and six months ended June 30, 2020, potentially dilutive shares are excluded from diluted net earnings (loss) per share because they have an anti-dilutive impact.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net earnings (loss) per share during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income (loss) attributable to Carvana Co. - basic	$22	$(41)	$(14)	$(101)
Income impact of assumed conversions from LLC Units	23	—	—	—
Net income (loss) attributable to Carvana Co. - diluted	$45	$(41)	$(14)	$(101)

Denominator:
Weighted-average shares of Class A common stock outstanding	81,439	66,430	79,795	58,493
Nonvested weighted-average restricted stock awards	(41)	(103)	(44)	(130)
Weighted-average shares of Class A common stock outstanding - basic	81,398	66,327	79,751	58,363
Dilutive potential Class A common shares:
Options (1)	835	—	—	—
Restricted Stock Units and Awards (1)	420	—	—	—
Class A Units (2)	91,078	—	—	—
Class B Units (2)	2,284	—	—	—
Weighted-average shares of Class A common stock outstanding - diluted	176,015	66,327	79,751	58,363

Net earnings (loss) per share of Class A common stock - basic	$0.27	$(0.62)	$(0.18)	$(1.73)
Net earnings (loss) per share of Class A common stock - diluted	$0.26	$(0.62)	$(0.18)	$(1.73)
_________________________
(1) Calculated using the treasury stock method, if dilutive.
(2) Calculated using the if-converted method, if dilutive.

Shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net earnings (loss) per share of Class B common stock under the two-class method has not been presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net earnings (loss) per share of Class A common stock for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Options (1)(2)	97	1,166	1,124	1,166
Restricted Stock Units and Awards (1)	27	926	654	926
Class A Units (1)	—	101,319	89,483	101,319
Class B Units (1)	—	3,646	2,248	3,646
_________________________
(1) Represents number of instruments outstanding at the end of the period that were excluded from the computation of diluted net earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive.
(2) Number of securities outstanding for the three months ended June 30, 2021, that were excluded from the computation of diluted net earnings (loss) per share of Class A common stock because the exercise price of the options exceeded the average market price of our Class A common stock during the period ("out-of-the-money").

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

As described in Note 10 — Stockholders' Equity, the Company acquired approximately 4 million and less than 1 million LLC Units during the three months ended June 30, 2021 and 2020, respectively, and approximately 8 million and less than 1 million LLC Units during the six months ended June 30, 2021 and 2020, respectively, in connection with exchanges with LLC Unitholders. During the three months ended June 30, 2021 and 2020, the Company recorded a gross deferred tax asset of approximately $217 million and $7 million, respectively, and approximately $442 million and $9 million during the six months ended June 30, 2021 and 2020, respectively, associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As described in Note 10 — Stockholders' Equity, during the three and six months ended June 30, 2020, Carvana Co. purchased a total of approximately 23 million newly issued LLC Units of Carvana Group in connection with a direct offering and a public equity offering. During the three and six months ended June 30, 2020, the Company recognized a gross deferred tax asset of approximately $14 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As described in Note 4 — Goodwill and Intangible Assets, Net, the Company acquired various intangible assets in connection with the acquisition of Car360 in 2018. As a result, the Company recognized a deferred tax liability of approximately $2 million which is reflected within other liabilities in the accompanying unaudited condensed consolidated balance sheets. The deferred tax liability will be amortized over five to seven years and less than $1 million was amortized during each of the six months ended June 30, 2021 and 2020.

During the six months ended June 30, 2021, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of June 30, 2021 and December 31, 2020, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended June 30, 2021 and 2020 was an expense of 0.3% and a benefit of 0.2%, respectively, and for the six months ended June 30, 2021 and 2020 was an expense of 0.1% and a benefit 0.1%, respectively.

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
As of June 30, 2021, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of June 30, 2021, the total unrecorded TRA liability is approximately $1.1 billion. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of June 30, 2021, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, IRCs, storage, parking and corporate offices. The initial terms expire at various dates between 2021 and 2032. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the accompanying unaudited condensed consolidated balance sheets.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$8	$4	$15	$7
Interest obligations under finance leases	1	1	3	2
Total finance lease costs	$9	$5	$18	$9

Operating leases:
Fixed lease costs to non-related parties	$11	$7	$21	$13
Fixed lease costs to related parties	2	2	3	4
Total operating lease costs	$13	$9	$24	$17

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$15	$8
Operating lease liabilities to related parties			$2	$4
Interest payments on finance lease liabilities			$3	$2

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$22	$8

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of June 30, 2021:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2021	$22	$3	$16	$19	$41
2022	40	5	29	34	74
2023	38	5	23	28	66
2024	29	4	18	22	51
2025	21	3	18	21	42
Thereafter	8	6	132	138	146
Total minimum lease payments	158	26	236	262	420
Less: amount representing interest	(16)	(5)	(83)	(88)	(104)
Total lease liabilities	$142	$21	$153	$174	$316
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

As of June 30, 2021 and December 31, 2020, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of June 30, 2021 and 2020 were as follows, excluding short-term operating leases:

	As of June 30,
	2021	2020
Weighted-average remaining lease terms (years)
Operating leases	9.2	10.7
Finance leases	4.4	4.3
Weighted-average discount rate
Operating leases	8.2%	8.3%
Finance leases	5.3%	5.4%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $16 million and $11 million as of June 30, 2021 and December 31, 2020, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The following tables are a summary of fair value measurements and hierarchy level at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$215	$215	$—	$—
Beneficial interests in securitizations	239	—	—	239

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$308	$308	$—	$—
Beneficial interests in securitizations	131	—	—	131
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2021 and December 31, 2020, the Company has purchase price adjustment receivables of approximately $25 million and $14 million, respectively, which are carried at fair value and classified as other assets in the accompanying unaudited condensed consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a gain of approximately $6 million and less than $1 million during the three months ended June 30, 2021 and 2020, respectively, and a gain of approximately $14 million and loss of approximately $5 million during the six months ended June 30, 2021 and 2020, respectively, and are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Beneficial Interests in Securitizations

Beneficial interests in securitizations include notes and certificates of the securitization trusts, the same securities as issued to other investors as described in Note 8 — Securitizations and Variable Interest Entities. Level 2 assets typically include beneficial interests in securitization transactions that closed near the end of the period due to the proximity to the end of the period and lack of observable changes in economic inputs. Given the changes in the market and overall economic inputs between pricing and closing of the March 2020 securitization transaction, it was initially classified as Level 3. As the March and June 2021 and December 2020 securitization transactions occurred in the middle of the month, allowing observable changes in economic inputs to occur before period end, the March and June 2021 and December 2020 transactions were classified as Level 3 as of June 30, 2021 and December 31, 2020, respectively. No securitization transactions were completed during the three months ended June 30, 2020.

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of June 30, 2021 and December 31, 2020, the discount rates were 1.0% to 10.0% and 1.4% to 10.0%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. During the six months ended June 30, 2020, the Company transferred beneficial interests acquired as part of the December 2019 securitization transaction initially classified as Level 2 from Level 2 to Level 3. The assets were initially classified as Level 2 due to the transactions' proximity to the end of each respective reporting period and the lack of observable changes in economic inputs. As noted above, the Company uses significant unobservable inputs to measure the fair value of these assets on a recurring basis, thus they will be classified as Level 3 in future periods. There were no transfers out of Level 3 during the three and six months ended June 30, 2021 or 2020.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Opening Balance	$177	$119	$131	$69
Transfers into Level 3	—	—	—	29
Received in securitization transactions	80	—	137	40
Cash receipts	(20)	(10)	(33)	(18)
Change in fair value	2	8	4	(3)
Ending Balance	$239	$117	$239	$117

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended June 30, 2021 and December 31, 2020. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020

	(in millions)
Carrying value, net of unamortized debt issuance costs	$1,678	$1,083
Fair value	1,749	1,121

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020

	(in millions)
Carrying value	$429	$275
Fair value	479	300

Derivative Instruments

As of June 30, 2021 and December 31, 2020, the Company had no outstanding derivative instruments.

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(in millions)
Supplemental cash flow information:
Cash payments for interest, including $0 and $1, respectively, to related parties	$61	$46
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$37	$31
Property and equipment acquired under finance leases	$53	$23
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$16	$52
Equity-based compensation expense capitalized to property and equipment	$3	$3
Fair value of beneficial interests received in securitization transactions	$137	$40
Reductions of beneficial interests in securitizations and associated long-term debt	$13	$15

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019

	(in millions)
Cash and cash equivalents	$201	$301	$246	$76
Restricted cash (1)	109	28	120	42
Total cash, cash equivalents and restricted cash	$310	$329	$366	$118
_________________________
(1) Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities. Refer to Note 9 — Debt Instruments for additional information. Remaining restricted cash represents certain cash held for corporate insurance purposes.

NOTE 19 — SUBSEQUENT EVENTS

Floor Plan Facility Amendment

Effective July 1, 2021, the Company amended its Floor Plan Facility to increase the line of credit to $1.75 billion, and amend the LIBOR-based interest rate to a substantially similar rate tied to a prime rate minus 0.50%, in advance of the cessation of LIBOR.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context requires otherwise, references in this report to "Carvana," the "Company," "we," "us," and "our" refer to Carvana Co. and its consolidated subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our most recent Annual Report filed on Form 10-K, as well as our consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Form 10-Q.

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a used vehicle.    As of June 30, 2021, we listed approximately 45,800 total units on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts ("VSCs"), GAP waiver coverage, and trade-ins.

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

COVID-19 Update

In March 2020, the World Health Organization declared the novel coronavirus outbreak ("COVID-19") to be a global pandemic, and a number of state and local government authorities issued shelter in place and stay at home orders which negatively impacted our operations and the demand for used vehicles during the first half of 2020. During the second half of 2020 and through the first half of 2021, we have seen a recovery in general market conditions as demand for used vehicles has increased across our network, resulting in a 95.7% increase in used vehicles sales during the second quarter of 2021 compared to the second quarter of 2020. We believe we have been relatively successful in navigating the impact of COVID-19 on our business to date and believe our business model positions us well to scale up and down to meet expected customer demand during and after the COVID-19 pandemic. We continue to evaluate the nature and extent of the impact to our business and our results of operations and financial condition as conditions evolve as a result of the COVID-19 pandemic.

Used Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the six months ended June 30, 2021, the number of vehicles we sold to retail customers grew by 86.3% to 200,272 compared to 107,525 in the six months ended June 30, 2020. We expect our used vehicle sales to grow in future periods with increased penetration in our current markets and expansion into new ones.

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

Our expansion model has enabled us to increase our rate of market openings, resulting in serving more of the U.S. population, in each of the past eight years. Our market openings since June 30, 2020 increased the total percentage of the U.S. population served to 79.4% in 299 markets as of June 30, 2021 from 73.2% in 261 markets as of June 30, 2020. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan. We continually evaluate consumer demand and our operational capacity to determine our market opening and vending machine launch strategy.

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

Our largest source of revenue, used vehicle sales, totaled $2.5 billion and $992 million during the three months ended June 30, 2021 and 2020, respectively, and $4.3 billion and $2.0 billion during the six months ended June 30, 2021 and 2020, respectively. As we increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase along with retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales, which includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory, totaled $557 million and $49 million during the three months ended June 30, 2021 and 2020, respectively, and $797 million and $129 million during the six months ended June 30, 2021 and 2020, respectively. We expect wholesale sales to increase with retail units sold through trade-ins and as we expand our program of acquiring vehicles from customers who wish to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage totaled $275 million and $77 million during the three months ended June 30, 2021 and 2020, respectively, and $480 million and $131 million during the six months ended June 30, 2021 and 2020, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During our growth phase, our highest priority outside of safety will continue to be providing exceptional customer experiences, increasing our brand awareness and building an infrastructure to support growth in retail units sold. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies include the following:

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

•Leverage existing IRC infrastructure. As we scale, we intend to more fully utilize the capacity in our 13 existing IRCs, which collectively have capacity to inspect and recondition approximately 750,000 vehicles per year at full utilization.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Retail units sold	107,815	55,098	200,272	107,525
Population coverage	79.4%	73.2%	79.4%	73.2%
Average monthly unique visitors (in thousands)	16,590	8,023	14,912	7,415
Number of IRCs	13	8	13	8
Total website units	45,822	16,479	45,822	16,479
Total gross profit per unit	$5,120	$2,726	$4,444	$2,684

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

Population Coverage

We previously reported number of markets as a key operating metric. As we have continued to grow, the population covered by these markets is increasingly a more important driver of our growth than the number of markets we serve. We define a market as a metropolitan area in which we have commenced local advertising and offer free home delivery to customers, which is typically conducted by a Carvana employee in a branded delivery truck. We define population coverage as the metropolitan statistical area population in the markets we serve at the end of the period divided by the total population in the U.S., based on 2015 data from the U.S. Census Bureau. We view the growth in population we serve as a key driver of our growth. As we increase our population coverage, the number of consumers who have access to our fully integrated customer experience increases, which in turn helps increase the number of vehicles we sell.

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

Number of IRCs

Number of IRCs is a new key operating metric. As we continue to grow, our number of IRCs is a more important metric than average days to sale due to the impact of IRC capacity on retail units sold and the relative stability of average days to sale over the past three years. We define the number of IRCs as the number of owned or leased IRCs in which Carvana employees perform our 150-point inspection and recondition vehicles to “Carvana Certified” standards before sale to customers. As we scale, we intend to more fully utilize the capacity in our existing 13 IRCs, which, as of June 30, 2021, collectively have capacity to inspect and recondition approximately 750,000 vehicles per year at full utilization. As we increase our number of IRCs, we increase this capacity to inspect and recondition vehicles, which in turn increases the number of vehicles we can sell.

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

Income Tax Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (“Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. During the three and six months ended June 30, 2021, we generated an immaterial income tax expense.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

	(in millions, except unit and per unit amounts)			(in millions, except unit and per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$2,504	$992	152.4%	$4,304	$1,956	120.0%
Wholesale vehicle sales (1)	557	49	1,036.7%	797	129	517.8%
Other sales and revenues (2)	275	77	257.1%	480	131	266.4%
Total net sales and operating revenues	$3,336	$1,118	198.4%	$5,581	$2,216	151.9%
Gross profit:
Used vehicle gross profit	$218	$66	230.3%	$330	$148	123.0%
Wholesale vehicle gross profit (1)	59	7	742.9%	80	9	788.9%
Other gross profit (2)	275	77	257.1%	480	131	266.4%
Total gross profit	$552	$150	268.0%	$890	$288	209.0%
Unit sales information:
Used vehicle unit sales	107,815	55,098	95.7%	200,272	107,525	86.3%
Wholesale vehicle unit sales	47,052	7,277	546.6%	73,092	18,031	305.4%
Per unit selling prices:
Used vehicles	$23,225	$18,001	29.0%	$21,491	$18,192	18.1%
Wholesale vehicles	$11,838	$6,793	74.3%	$10,904	$7,157	52.4%
Per retail unit gross profit:
Used vehicle gross profit	$2,022	$1,190	69.9%	$1,648	$1,380	19.4%
Wholesale vehicle gross profit	$547	$137	299.4%	$399	$82	386.6%
Other gross profit	$2,551	$1,399	82.3%	$2,397	$1,222	96.1%
Total gross profit	$5,120	$2,726	87.8%	$4,444	$2,684	65.6%
Per wholesale unit gross profit:
Wholesale vehicle gross profit	$1,254	$1,036	21.0%	$1,095	$486	125.2%
_________________________
(1) Includes $16, $0, $22, and $0, respectively, of wholesale revenue from related parties.
(2) Includes $49, $23, $91, and $43, respectively, of other sales and revenues from related parties.

Used Vehicle Sales

Three months ended June 30, 2021 Versus 2020. Used vehicle sales increased by $1.5 billion to $2.5 billion during the three months ended June 30, 2021, compared to $992 million during the three months ended June 30, 2020. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 107,815 from 55,098 during the three months ended June 30, 2021 and 2020, respectively. The increase in unit sales was driven by growth in existing markets due to continued marketing efforts, expanded inventory selection, increased brand awareness, and a reduced negative impact due to COVID-19. The increase in unit sales was also driven by growth to 79.4% market population coverage as of June 30, 2021 from 73.2% as of June 30, 2020. The average selling price of our retail units sold also increased to $23,225 from $18,001 due primarily to the overall appreciation in the used vehicle market as compared to the three months ended June 30, 2020, which was impacted by COVID-19.

Six months ended June 30, 2021 Versus 2020. Used vehicle sales increased by $2.3 billion to $4.3 billion during the six months ended June 30, 2021 compared to $2.0 billion during the six months ended June 30, 2020. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 200,272 from 107,525 during the six months ended June 30, 2021 and 2020, respectively, which was driven by enhanced marketing efforts, expanded inventory selection, and increased brand awareness. The increase in unit sales was also driven by growth to 79.4% market population coverage as of June 30, 2021 from 73.2% as of June 30, 2020. The average selling price of our retail units sold also increased to $21,491 from $18,192 during the six months ended June 30, 2021 and 2020, respectively, due primarily to a shift in vehicle mix and the overall appreciation in the used vehicle market as compared to the six months ended June 30, 2020, which was impacted by COVID-19.

Wholesale Vehicle Sales

Three months ended June 30, 2021 Versus 2020. Wholesale vehicle sales increased by $508 million to $557 million during the three months ended June 30, 2021, compared to $49 million during the three months ended June 30, 2020. The increase in revenue was primarily driven by an increase in wholesale units sold to 47,052 from 7,277 during the three months ended June 30, 2021 and 2020, respectively. In addition, the average selling price of our wholesale units sold increased to $11,838 during the three months ended June 30, 2021 from $6,793 during the three months ended June 30, 2020. The increase in wholesale units sold and average selling prices were both due to the mix of and increased number of units acquired from customers, along with strong appreciation in the wholesale market, especially as compared to the three months ended June 30, 2020 when we temporarily halted our program of buying cars from customers and the wholesale market was stagnant because of COVID-19.

Six months ended June 30, 2021 Versus 2020. Wholesale vehicle sales increased by $668 million to $797 million during the six months ended June 30, 2021, compared to $129 million during the six months ended June 30, 2020. As our retail unit sales increased over the six-month period, so did the trade-ins we received and vehicles we purchased from customers absent a retail sale, providing more vehicles available for wholesale, and driving an increase in our revenues attributed to wholesale vehicle sales. In addition, the average selling price of our wholesale units sold increased to $10,904 during the six months ended June 30, 2021 from $7,157 during the six months ended June 30, 2020 due to the mix of units acquired from customers and strong appreciation in the wholesale market, which were both negatively impacted by COVID-19 during the six months ended June 30, 2020.

Other Sales and Revenues

Three months ended June 30, 2021 Versus 2020. Other sales and revenues increased by $198 million to $275 million during the three months ended June 30, 2021, compared to $77 million during the three months ended June 30, 2020. This increase was primarily due to the increase in gain on loan sales driven by the increase in retail units sold during the three months ended June 30, 2021, which drove higher finance receivable originations that we in turn sold. Additionally, during the three months ended June 30, 2020, COVID-19 impacted the credit markets and as a result we did not complete a securitization transaction. Since then, the credit markets and macro-economic conditions have improved, allowing us to re-enter the securitization market to sell more finance receivables and generate higher premiums during the three months ended June 30, 2021. Additionally, the increase was due to an increase in VSC sales and GAP waiver coverage sales driven by the increase in retail units sold during the three months ended June 30, 2021.

Six months ended June 30, 2021 Versus 2020. Other sales and revenues increased by $349 million to $480 million during the six months ended June 30, 2021, compared to $131 million during the six months ended June 30, 2020. The increase is primarily due to the increase in gain on loan sales driven by the increase in retail units sold during the six months ended June 30, 2021, which drove higher finance receivable originations that we in turn sold. Additionally, during the six months ended June 30, 2020, COVID-19 impacted the credit markets and as a result we did not complete a securitization transaction during the three months ended June 30, 2021. Since then, the credit markets and macro-economic conditions have improved, allowing us to re-enter the securitization market to sell more finance receivables and generate higher premiums during the six months ended June 30, 2021. In addition, the increase was due to an increase in VSC sales and GAP waiver coverage sales driven by the increase in retail units sold during the six months ended June 30, 2021.

Used Vehicle Gross Profit

Three months ended June 30, 2021 Versus 2020. Used vehicle gross profit increased by $152 million to $218 million during the three months ended June 30, 2021, compared to $66 million during the three months ended June 30, 2020. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $2,022 for the three months ended June 30, 2021 compared to $1,190 for the three months ended June 30, 2020. The per unit increase was primarily driven by acquiring more vehicles from customers and a stronger used vehicle pricing environment during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, which was impacted by COVID-19.

Six months ended June 30, 2021 Versus 2020. Used vehicle gross profit increased by $182 million to $330 million during the six months ended June 30, 2021, compared to $148 million during the six months ended June 30, 2020. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $1,648 for the six months ended June 30, 2021 compared to $1,380 for the six months ended June 30, 2020. The per unit increase was primarily driven by acquiring more vehicles from customers and a stronger used vehicle pricing environment compared to the six months ended June 30, 2020, which was impacted by COVID-19.

Wholesale Vehicle Gross Profit

Three months ended June 30, 2021 Versus 2020. Wholesale vehicle gross profit increased by $52 million to $59 million during the three months ended June 30, 2021, compared to $7 million during the three months ended June 30, 2020. This was primarily due to an increase in wholesale units sold to 47,052 during the three months ended June 30, 2021 from 7,277 during the three months ended June 30, 2020, along with an increase in wholesale vehicle gross profit per wholesale unit to $1,254 in the three months ended June 30, 2021 compared to $1,036 in the three months ended June 30, 2020. The increase in the number of wholesale units sold and gross profit per wholesale unit was primarily driven by acquiring more vehicles from customers and strong appreciation in the wholesale market compared to the three months ended June 30, 2020, which was impacted by COVID-19.

Six months ended June 30, 2021 Versus 2020. Wholesale vehicle gross profit increased by $71 million to $80 million during the six months ended June 30, 2021, compared to $9 million during the six months ended June 30, 2020. This increase was driven primarily by an increase in wholesale units sold to 73,092 from 18,031, along with an increase in wholesale vehicle gross profit per wholesale unit to $1,095 from $486 in the six months ended June 30, 2021, and 2020, respectively. The increase in the number of wholesale units sold and gross profit per wholesale unit were primarily due to acquiring more vehicles from customers and strong appreciation in the wholesale market compared to the six months ended June 30, 2020, which was impacted by COVID-19.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Compensation and benefits (1)	$148	$74	$274	$158
Advertising	119	62	219	137
Market occupancy (2)	15	8	28	16
Logistics (3)	34	17	64	36
Other (4)	154	79	282	168
Total	$470	$240	$867	$515
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

Selling, general and administrative expenses increased by $230 million to $470 million during the three months ended June 30, 2021, compared to $240 million during the three months ended June 30, 2020, and by $352 million to $867 million during the six months ended June 30, 2021, compared to $515 million during the six months ended June 30, 2020. The increase was partially due to an increase in compensation and benefits by $74 million and $116 million during the three and six months ended June 30, 2021, respectively, which was primarily driven by expansion of our teams to support our growth. The increase in selling, general and administrative expenses was also due to an increase in advertising expense of $57 million and $82 million during the three and six months ended June 30, 2021, respectively, primarily due to an increase in advertising to drive growth in units sold and vehicles acquired from customers. Market occupancy, logistics, and other expenses also increased during the three and six months ended June 30, 2021 compared to the respective prior year period primarily due to increases in the number of units sold and in population coverage, and in preparation for future growth. The increase is also due in part to efforts to decrease and balance discretionary spend as a result of the uncertain economic environment surrounding COVID-19 during the three and six months ended June 30, 2020.

Interest Expense

Interest expense increased by $23 million to $43 million during the three months ended June 30, 2021, compared to $20 million during the three months ended June 30, 2020, and increased by $24 million to $73 million during the six months ended June 30, 2021, compared to $49 million during the six months ended June 30, 2020. The increase is primarily due to increased interest incurred on additional senior unsecured notes issued by the Company in October 2020 and March of 2021, along with increased interest expense incurred on sale leaseback financing since June 30, 2020.

Other (Income) Expense, Net

Other income, net changed by $3 million to income of $6 million during the three months ended June 30, 2021 compared to income of $3 million during the three months ended June 30, 2020. Other income, net changed by $27 million to income of $13 million during the six months ended June 30, 2021 compared to an expense of $14 million during the six months ended June 30, 2020. The change in the three and six months ended June 30, 2021 compared to June 30, 2020 is primarily due to fair value adjustments on our retained beneficial interests in securitizations and purchase price adjustment receivables in the three and six months ended June 30, 2021 compared to June 30, 2020 when the capital markets were more uncertain, primarily due to COVID-19.

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

EBITDA and EBITDA Margin

EBITDA and EBITDA Margin are supplemental measures of operating performance that do not represent and should not be considered an alternative to net loss or cash flow from operations, as determined by U.S. GAAP. EBITDA is defined as net loss before interest expense, income tax expense, and depreciation and amortization expense. EBITDA Margin is EBITDA as a percentage of total revenues. We use EBITDA to measure the operating performance of our business and EBITDA Margin to measure our operating performance relative to our total revenues. We believe that EBITDA and EBITDA Margin are useful measures to us and to our investors because they exclude certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. EBITDA and EBITDA Margin may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations. A reconciliation of EBITDA to net income (loss), which is the most directly comparable U.S. GAAP measure, and calculation of EBITDA Margin is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in millions)
Net income (loss)	$45	$(106)	$(37)	$(290)
Depreciation and amortization expense	24	17	46	33
Interest expense	43	20	73	49
EBITDA(1)	$112	$(69)	$82	$(208)

Total revenues	$3,336	$1,118	$5,581	$2,216
EBITDA Margin	3.4%	(6.2)%	1.5%	(9.4)%
_________________________
(1) Includes less than $1 million of income tax provision for each of the three and six months ended June 30, 2021 and 2020.
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

We had the following liquidity resources available as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

	(in millions)
Cash and cash equivalents	$201	$301
Availability under short-term revolving facilities (1)	808	1,088
Availability under sale-leaseback agreements (2)	—	19
Committed liquidity resources available	$1,009	$1,408
_________________________
(1) Based on pledging all eligible vehicles and finance receivables under the available capacity in the Floor Plan Facility and Finance Receivable Facilities, excluding the impact to restricted cash requirements.
(2) We have $366 million and $250 million of total unfunded gross real estate assets as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and December 31, 2020, the short-term revolving facilities had total capacity of $2.75 billion and $2.25 billion, an outstanding balance of $680 million and $40 million, and unused capacity of approximately $2.1 billion and $2.2 billion, respectively.

Effective July 1, 2021, we amended our Floor Plan Facility to increase the line of credit to $1.75 billion bringing our total short-term revolving facility capacity to $3.25 billion and increasing our committed liquidity resources available by $500 million.

In addition, we had $96 million and $48 million of total unpledged beneficial interests in securitizations as of June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021 and December 31, 2020, our outstanding principal amount of indebtedness, including finance leases, was approximately $3.1 billion and $1.7 billion, respectively, summarized in the table below. See Note 9 — Debt Instruments and Note 15 — Leases included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt and finance leases.

	June 30, 2021	December 31, 2020

	(in millions)
Asset-Based Financing:
Inventory	$680	$40
Finance receivables and beneficial interests	143	81
Transportation fleet(1)	152	124
Real estate(2)	430	398
Total asset-based financing	1,405	643
Senior Notes	1,700	1,100
Total debt	3,105	1,743
Less: unamortized debt issuance costs(3)	(27)	(21)
Total debt, net	$3,078	$1,722
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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(in millions)
Net cash used in operating activities	$(1,139)	$(175)
Net cash used in investing activities	(174)	(167)
Net cash provided by financing activities	1,294	590
Net (decrease) increase in cash, cash equivalents and restricted cash	(19)	248
Cash, cash equivalents and restricted cash at beginning of period	329	118
Cash, cash equivalents and restricted cash at end of period	$310	$366

Operating Activities

Our primary sources of operating cash flows result from the sales of used retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. Cash used in operating activities was approximately $1.1 billion and $175 million during the six months ended June 30, 2021 and 2020, respectively, an increase of $964 million, primarily due to changes in working capital, primarily related to the increase in our vehicle inventory, along with increased cash used by originations and proceeds of finance receivables due to the timing of originations and subsequent sales. These increases in uses of cash were partially offset by the net cash inflows associated with the change in accounts payable and accrued liabilities.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was $174 million and $167 million during the six months ended June 30, 2021 and 2020, respectively, an increase of $7 million, primarily driven by a slight increase in purchases of property and equipment and an increase in principal payments received on beneficial interests in securitizations.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was approximately $1.3 billion and $590 million during the six months ended June 30, 2021 and 2020, respectively, an increase of $704 million. The change primarily relates to increased net proceeds from long-term debt primarily from the issuance of our $600 million Senior Notes in March 2021 and proceeds from short-term revolving facilities during the six months ended June 30, 2021, partially offset by proceeds from the issuance of Class A common stock during the six months ended June 30, 2020.

Contractual Obligations and Commitments

Other than the issuance of our $600 million Senior Notes in March 2021, we have not entered into any material contractual obligations or commitments outside of the ordinary course of business since the most recently ended fiscal year as disclosed in the header "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K, filed February 25, 2021.

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

Except as discussed above, we did not have any off-balance sheet arrangements as of June 30, 2021.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the six months ended June 30, 2021, except as otherwise previously reported.

During the six months ended June 30, 2021, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged approximately 8 million LLC Units and approximately 6 million shares of Class B common stock for approximately 6 million newly-issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Carvana Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Carvana’s Registration Statement on Form S-8 filed with the SEC on May 7, 2021).
10.2*
Second Amendment to Second Amended and Restated Inventory Financing and Security Agreement, dated June 29, 2021, among Carvana, LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.1 to Carvana's Current Report on Form 8-K filed with the SEC on July 6, 2021).

10.3
Seventeenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated June 30, 2021, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc., filed herewith.

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

Date:	August 5, 2021	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)