Form 10-Q
period 2021-09-30
CARVANA CO.
filed 2021-11-04
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 1, 2021, the registrant had 85,587,265 shares of Class A common stock outstanding and 87,200,276 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$297	$301
Restricted cash	107	28
Accounts receivable, net	178	79
Finance receivables held for sale, net	368	275
Vehicle inventory	2,285	1,036
Beneficial interests in securitizations	312	131
Other current assets, including $10 and $6, respectively, due from related parties	143	73
Total current assets	3,690	1,923
Property and equipment, net	1,333	909
Operating lease right-of-use assets, including $20 and $22, respectively, from leases with related parties	273	156
Intangible assets, net	5	6
Goodwill	9	9
Other assets, including $7 and $4, respectively, due from related parties	50	32
Total assets	$5,360	$3,035
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $23 and $16, respectively, due to related parties	$700	$342
Short-term revolving facilities	455	40
Current portion of long-term debt	74	65
Other current liabilities, including $4 and $3, respectively, from leases with related parties	32	20
Total current liabilities	1,261	467
Long-term debt, excluding current portion	3,134	1,617
Operating lease liabilities, excluding current portion, including $15 and $19, respectively, from leases with related parties	256	148
Other liabilities	1	1
Total liabilities	4,652	2,233
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 85,569 and 76,512 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 87,200 and 95,592 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	785	742
Accumulated deficit	(400)	(354)
Total stockholders' equity attributable to Carvana Co.	385	388
Non-controlling interests	323	414
Total stockholders' equity	708	802
Total liabilities & stockholders' equity	$5,360	$3,035
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales and operating revenues:
Used vehicle sales, net	$2,650	$1,289	$6,954	$3,245
Wholesale vehicle sales, including $15, $1, $37, and $1, respectively, from related parties	552	130	1,349	259
Other sales and revenues, including $52, $26, $143, and $69, respectively, from related parties	278	125	758	256
Net sales and operating revenues	3,480	1,544	9,061	3,760
Cost of sales, including $17, $1, $21, and $3, respectively, to related parties	2,957	1,282	7,648	3,210
Gross profit	523	262	1,413	550
Selling, general and administrative expenses, including $7, $5, $19, and $14, respectively, to related parties	546	269	1,413	784
Interest expense, including $0, $0, $0, and $1, respectively, to related parties	48	20	121	69
Other (income) expense, net	(3)	(9)	(16)	5
Net loss before income taxes	(68)	(18)	(105)	(308)
Income tax provision	—	—	—	—
Net loss	(68)	(18)	(105)	(308)
Net loss attributable to non-controlling interests	(36)	(11)	(59)	(200)
Net loss attributable to Carvana Co.	$(32)	$(7)	$(46)	$(108)
Net loss per share of Class A common stock, basic and diluted	$(0.38)	$(0.10)	$(0.56)	$(1.73)
Weighted-average shares of Class A common stock, basic and diluted (1)	84,779	70,005	81,427	62,244
(1) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2019	50,507	$—	101,219	$—	$281	$(183)	$94	$192
Net loss	—	—	—	—	—	(60)	(124)	(184)
Exchanges of LLC Units	116	—	(19)	—	—	—	—	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	2	—	—	2
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(2)	—	—	(2)
Issuance of Class A common stock to settle vested restricted stock units	38	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(8)	—	—	—	(2)	—	—	(2)
Options exercised	7	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	7	—	—	7
Balance, March 31, 2020	50,660	$—	101,200	$—	$286	$(243)	$(30)	$13
Net loss	—	—	—	—	—	(41)	(65)	(106)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	18,333	—	—	—	1,059	—	—	1,059
Adjustments to the non-controlling interests related to equity offering	—	—	—	—	(643)	—	643	—
Exchanges of LLC Units	285	—	—	—	1	—	(1)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	21	—	—	21
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(21)	—	—	(21)
Issuance of Class A common stock to settle vested restricted stock units	61	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(26)	—	—	—	(4)	—	—	(4)
Options exercised	101	—	—	—	3	—	—	3

Equity-based compensation	—	—	—	—	8	—	—	8
Balance, June 30, 2020	69,414	$—	101,200	$—	$710	$(284)	$547	$973
Net loss	—	—	—	—	—	(7)	(11)	(18)
Exchanges of LLC Units	1,039	—	—	—	5	—	(5)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	47	—	—	47
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(47)	—	—	(47)
Issuance of Class A common stock to settle vested restricted stock units	30	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(2)	—	—	—	(3)	—	—	(3)
Options exercised	57	—	—	—	2	—	—	2
Equity-based compensation	—	—	—	—	7	—	—	7
Balance, September 30, 2020	70,538	$—	101,200	$—	$721	$(291)	$531	$961

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2020	76,512	$—	95,592	$—	$742	$(354)	$414	$802
Net loss	—	—	—	—	—	(36)	(46)	(82)
Exchanges of LLC Units	3,247	—	(3,073)	—	12	—	(12)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	225	—	—	225
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(225)	—	—	(225)
Issuance of Class A common stock to settle vested restricted stock units	62	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(2)	—	—	—	(9)	—	—	(9)
Options exercised	15	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	10	—	—	10
Balance, March 31, 2021	79,834	$—	92,519	$—	$755	$(390)	$356	$721
Net income	—	—	—	—	—	22	23	45
Exchanges of LLC Units	3,189	—	(3,118)	—	12	—	(12)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	217	—	—	217
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(217)	—	—	(217)
Issuance of Class A common stock to settle vested restricted stock units	59	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(2)	—	—	—	(8)	—	—	(8)
Options exercised	26	—	—	—	1			1
Equity-based compensation	—	—	—	—	11	—	—	11
Balance, June 30, 2021	83,106	$—	89,401	$—	$771	$(368)	$367	$770
Net loss	—	—	—	—	—	(32)	(36)	(68)
Exchanges of LLC Units	2,400	—	(2,201)	—	8	—	(8)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	199	—	—	199
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(199)	—	—	(199)

Issuance of Class A common stock to settle vested restricted stock units	42	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(1)	—	—	—	(8)	—	—	(8)
Options exercised	22	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	14	—	—	14
Balance, September 30, 2021	85,569	$—	87,200	$—	$785	$(400)	$323	$708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(105)	$(308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	72	52
Loss on disposal of property and equipment	1	6
Provision for bad debt and valuation allowance	16	11
Gain on loan sales	(528)	(129)
Equity-based compensation expense	28	18
Amortization and write-off of debt issuance costs and bond premium	8	6
Originations of finance receivables	(5,315)	(2,493)
Proceeds from sale of finance receivables, net	5,375	2,479
Principal payments received on finance receivables held for sale	136	60
Unrealized gain on beneficial interests in securitization	(6)	(4)
Changes in assets and liabilities:
Accounts receivable	(111)	(46)
Vehicle inventory	(1,230)	(198)
Other assets	(86)	(18)
Accounts payable and accrued liabilities	319	112
Operating lease right-of-use assets	(117)	(18)
Operating lease liabilities	121	23
Net cash used in operating activities	(1,422)	(447)
Cash Flows from Investing Activities:
Purchases of property and equipment, including $0 and $22, respectively, from related parties	(390)	(270)
Principal payments received on beneficial interests in securitizations	38	9
Net cash used in investing activities	(352)	(261)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	8,733	3,426
Payments on short-term revolving facilities	(8,318)	(3,868)
Proceeds from issuance of long-term debt	1,525	203
Payments on long-term debt	(46)	(18)
Payments of debt issuance costs	(21)	(12)
Net proceeds from issuance of Class A common stock	—	1,059
Proceeds from equity-based compensation plans	1	5
Tax withholdings related to restricted stock awards	(25)	(9)
Net cash provided by financing activities	1,849	786
Net increase in cash, cash equivalents and restricted cash	75	78
Cash, cash equivalents and restricted cash at beginning of period	329	118
Cash, cash equivalents and restricted cash at end of period	$404	$196

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

In accordance with Carvana Group LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of September 30, 2021, Carvana Co. owned approximately 48.9% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 51.1%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2021, results of operations and changes in stockholder's equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Liquidity

Since inception, the Company has incurred losses, and expects to incur additional losses in the future as it continues to build inspection and reconditioning centers ("IRCs") and vending machines, serve more of the U.S. population, and enhance technology and software. Since March 31, 2020, the Company has completed equity offerings of approximately 18 million shares of Class A common stock for net proceeds of approximately $1.1 billion and has issued a total of $2.5 billion in senior unsecured notes due between 2025 and 2029, from which approximately $627 million of the proceeds were used to repay its senior unsecured notes due in 2023. In March 2021, the Company's forward flow partner committed to purchase a total of $4.0 billion of the Company's finance receivables through March 2022, and such facility had approximately $2.3 billion of unused capacity as of September 30, 2021. In addition, the Company has a $1.75 billion floor plan facility effective through March 31, 2023. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Adoption of New Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time related to contract modifications and hedge accounting to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The standard is effective from March 12, 2020 through December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company may elect to take advantage of this optional guidance in its transition away from LIBOR within certain debt contracts but does not expect a material impact on its consolidated financial statements. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"), which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB's monitoring of global reference rate activities. As of September 30, 2021, the Company had not modified any contracts or had any hedge accounting activity in which it utilized the optional guidance under ASU 2020-04 and ASU 2021-01.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(in millions)
Land and site improvements	$268	$132
Buildings and improvements	609	477
Transportation fleet	274	190
Software	155	113
Furniture, fixtures and equipment	79	60
Total property and equipment excluding construction in progress	1,385	972
Less: accumulated depreciation and amortization on property and equipment	(259)	(171)
Property and equipment excluding construction in progress, net	1,126	801
Construction in progress	207	108
Property and equipment, net	$1,333	$909

Depreciation and amortization expense on property and equipment was approximately $27 million and $19 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $72 million and $51 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts primarily relate to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS, NET

On April 12, 2018, the Company acquired Car360, Inc. ("Car360"), a provider of app-based photo capture technology. The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of September 30, 2021 and December 31, 2020:

	Useful Life	September 30, 2021	December 31, 2020

		(in millions)
Intangible assets:
Developed technology	7 years	$9	$9
Non-compete agreements	5 years	1	1
Intangible assets, acquired cost		10	10
Less: accumulated amortization		(5)	(4)
Intangible assets, net		$5	$6

Goodwill	N/A	$9	$9

Amortization expense was less than $1 million during each of the three months ended September 30, 2021 and 2020, and $1 million during each of the nine months ended September 30, 2021 and 2020. As of September 30, 2021, the remaining

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
weighted-average amortization period for definite-lived intangible assets was approximately 3.4 years. The anticipated annual amortization expense to be recognized in future years as of September 30, 2021, is as follows:

Expected Future Amortization
(in millions)
Remainder of 2021	$1
2022	1
2023	1
2024	1
2025	1
Thereafter	—
Total	$5

NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(in millions)
Accounts payable, including $23 and $16, respectively, due to related parties	$200	$67
Sales taxes and vehicle licenses and fees	136	71
Accrued compensation and benefits	65	34
Accrued interest expense	56	20
Accrued property and equipment	51	33
Reserve for returns and cancellations	45	25
Accrued advertising costs	38	21
Customer deposits	32	17
Other accrued liabilities	77	54
Total accounts payable and accrued liabilities	$700	$342

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group (together with its consolidated affiliates, collectively "DriveTime") entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, office and parking space at various DriveTime facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location, with cancellable terms, provided 60 days' prior written notice is given, expiring between 2021 and 2024. The Company has the right to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Hub Lease Agreement described below.

In March 2017, the Company and DriveTime entered into a lease agreement that governs the Company's access to and utilization of office and parking space at various DriveTime facilities (the "DriveTime Hub Lease Agreement"). The DriveTime Hub Lease Agreement was most recently amended in July 2021 to adjust which locations are covered under the Agreement. Lease expiration varies by location with most having cancellable terms, provided 60 days' prior written notice is given, expiring

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
in 2022 and the Company having the right to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Lease Agreement described above.

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the three months ended September 30, 2021 and 2020, total costs related to these operating lease agreements, including those noted above, were approximately $1 million and $2 million, respectively, allocated between inventory and selling, general and administrative expenses. During the nine months ended September 30, 2021, total costs related to these lease agreements were approximately $4 million with approximately $2 million allocated to both inventory and selling, general and administrative expenses. During the nine months ended September 30, 2020, total costs related to these lease agreements were approximately $6 million with approximately $2 million and $4 million allocated to inventory and selling, general and administrative expenses, respectively.

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

Corporate Office Leases

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
options. Pursuant to the sublease, the Company will pay the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was less than $1 million during each of the three months ended September 30, 2021 and 2020, and approximately $1 million during each of the nine months ended September 30, 2021 and 2020.

In December 2019, Verde purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was less than $1 million during each of the three months ended September 30, 2021 and 2020, and approximately $1 million during each of the nine months ended September 30, 2021 and 2020.

Wholesale Revenue

In 2020, DriveTime began purchasing wholesale vehicles from the Company through competitive online auctions that are managed by an unrelated third party. As a result, the Company recognized approximately $15 million and $37 million of wholesale revenue from DriveTime during the three and nine months ended September 30, 2021, respectively, and approximately $1 million during the three and nine months ended September 30, 2020.

Retail Vehicle Acquisitions

During the second quarter of 2021, the Company began acquiring retail vehicles from DriveTime that were reconditioned to meet the Company's required vehicle quality standards. As of September 30, 2021, approximately $47 million of these vehicles were included in vehicle inventory in the accompanying unaudited condensed consolidated balance sheets. The Company also recognized approximately $17 million and $19 million of cost of goods sold during the three and nine months ended September 30, 2021, respectively, related to vehicles acquired from DriveTime.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers, and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the three months ended September 30, 2021 and 2020, the Company recognized approximately $47 million and $22 million, respectively, and during the nine months ended September 30, 2021 and 2020, the Company recognized approximately $130 million and $60 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs. In August 2020 and April 2021, the Company and DriveTime amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing and the scope of DriveTime's after-sale administration services. The Company recognized approximately $5 million and $4 million during the three months ended September 30, 2021 and 2020, respectively, and approximately $13 million and $9 million during the nine months ended September 30, 2021 and 2020, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase and prior to the first quarter of 2020 paid a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. Since the first quarter of 2020, the Company's GAP waiver coverage sales have been administered by an unrelated party. The Company incurred approximately $5 million and $1 million during the three months ended September 30, 2021 and 2020, respectively, and approximately $11 million and $4 million during the nine months ended September 30, 2021 and 2020, respectively, related to the administration of limited warranty and GAP waiver coverage.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $2 million and $1 million during the three months ended September 30, 2021 and 2020, respectively, and approximately $5 million and $4 million during the nine months ended September 30, 2021 and 2020, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three and nine months ended September 30, 2021 and 2020.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the three and nine months ended September 30, 2021 and 2020.

Accounts Payable Due to Related Party

As of September 30, 2021 and December 31, 2020, approximately $23 million and $16 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

During the nine months ended September 30, 2021 and 2020, the Company sold approximately $1.7 billion and $1.8 billion, respectively, in principal balances of finance receivables under the MPSA and had approximately $2.3 billion of unused capacity as of September 30, 2021.

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

During the nine months ended September 30, 2021 and 2020, the Company sold approximately $3.4 billion and $495 million, respectively, in principal balances of finance receivables through securitization transactions.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was approximately $191 million and $77 million during the three months ended September 30, 2021 and 2020, respectively, and $529 million and $129 million during the nine months ended September 30, 2021 and 2020, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of September 30, 2021, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. The Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of September 30, 2021 and December 31, 2020 were approximately $312 million and $131 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of September 30, 2021.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at September 30, 2021 and December 31, 2020. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	September 30, 2021		December 31, 2020
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$229	$229	$98	$98
Certificates and other assets	83	83	33	33
Total unconsolidated VIEs	$312	$312	$131	$131

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$228	$229	$96	$98
Certificates and other assets	76	83	28	33
Total securities available for sale	$304	$312	$124	$131

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

Effective October 1, 2020, the Company amended the Floor Plan Facility to increase the line of credit to $1.25 billion, reduce the interest rate to one-month LIBOR plus 3.15% and extend the maturity date to March 31, 2023. Effective March 1, 2021, the interest rate was reduced to one-month LIBOR plus 2.65%. Effective July 1, 2021, the line of credit was increased to $1.75 billion, and the LIBOR-based interest rate was amended to a substantially similar rate tied to a prime rate minus 0.50%, in advance of the cessation of LIBOR. The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter.

During the three months ended September 30, 2021, the effective interest rate on the Floor Plan Facility was approximately 2.62%. As of September 30, 2021, the Company had an outstanding balance under this facility of approximately $455 million, unused capacity of approximately $1.3 billion, and held approximately $34 million in restricted cash related to this facility. For the year ended December 31, 2020, the effective interest rate on the Floor Plan Facility was approximately 3.87%. As of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
December 31, 2020, the Company had an outstanding balance of approximately $40 million, unused capacity of approximately $1.2 billion, and held approximately $3 million in restricted cash related to this facility.

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

The facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The facilities require monthly payments of interest and fees based on usage and unused facility amounts. The facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of September 30, 2021 and December 31, 2020, the Company had no amounts outstanding under these facilities, unused capacity of approximately $1.5 billion and $1.0 billion, respectively, and held approximately $57 million and $25 million, respectively, in restricted cash related to these facilities. During the three months ended September 30, 2021, the Company's effective interest rate on these facilities was approximately 1.62%. For the year ended December 31, 2020, the Company's effective interest rate on these facilities was approximately 2.77%.

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

2029 Senior Unsecured Notes

On August 16, 2021, the Company issued $750 million in aggregate principal amount of 4.875% senior unsecured notes due September 1, 2029 (the "2029 Notes"). The 2029 Notes were newly issued under an indenture (the "2029 Indenture"), dated as of August 16, 2021, entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The interest on the 2029 Notes is payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2022. The 2029 Notes mature on September 1, 2029 unless earlier repurchased or redeemed, and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed for inventory, finance receivables, or securitization facilities and immaterial subsidiaries).

The Company may redeem some or all of the 2029 Notes on or after September 1, 2024 at redemption prices set forth in the 2029 Indenture, plus any accrued and unpaid interest to the redemption date. Prior to September 1, 2024, the Company may redeem up to 35.0% of the aggregate principal amount of the 2029 Notes at a redemption price equal to 104.875%, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the 2029 Notes prior to September 1, 2024, by paying a make-whole premium plus any accrued and unpaid interest to, but not including, the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the 2029 Notes at 101.0% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

2027 Senior Unsecured Notes

On March 29, 2021, the Company issued $600 million in aggregate principal amount of 5.50% senior unsecured notes due April 15, 2027 (the "2027 Notes"). The 2027 Notes were newly issued under an indenture (the "2027 Indenture"), dated as of March 29, 2021, entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The interest on the 2027 Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. The 2027 Notes mature on April 15, 2027 unless earlier repurchased or redeemed, and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed for inventory, finance receivables, or securitization facilities and immaterial subsidiaries).

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
2025 and 2028 Senior Unsecured Notes

On October 2, 2020, the Company issued $500 million in aggregate principal amount of 5.625% senior unsecured notes due October 1, 2025 (the "2025 Notes") and $600 million aggregate principal amount of 5.875% senior unsecured notes due October 1, 2028 (the "2028 Notes" and, collectively, the "2025 and 2028 Notes"). The 2025 and 2028 Notes were newly issued under separate indentures (the "2025 Indenture" and "2028 Indenture", respectively), each dated as of October 2, 2020, entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The interest on the 2025 and 2028 Notes is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021. The 2025 and 2028 Notes mature on October 1, 2025 and October 1, 2028, respectively, unless earlier repurchased or

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
redeemed, and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed for inventory, finance receivables, or securitization facilities and immaterial subsidiaries).

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

In connection with the issuance of the 2029 Notes, 2027 Notes, 2025 Notes and 2028 Notes, Carvana Group issued preferred units, which Carvana Co. purchased with its net proceeds from each issuance, as further discussed in Note 10 — Stockholders' Equity.

The Indentures contain restrictive covenants that limit the ability of the Company and certain of its subsidiaries to, among other things and subject to certain exceptions, incur additional debt or issue preferred stock, create new liens, make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the 2029 Notes, 2027 Notes, 2025 Notes, and 2028 Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of September 30, 2021, the Company was in compliance with all covenants.

The outstanding principal of the Senior Notes, net of unamortized debt issuance costs, was approximately $2.4 billion and $1.1 billion as of September 30, 2021 and December 31, 2020, respectively, and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of September 30, 2021 and December 31, 2020, the outstanding principal of these notes had a weighted-average interest rate of 7.0% and 7.1%, respectively, and totaled approximately $14 million and $25 million, respectively, net of unamortized debt issuance costs, of which approximately $11 million and $17 million as of September 30, 2021 and December 31, 2020, respectively, was due within the next twelve months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of September 30, 2021, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of September 30, 2021 and December 31, 2020, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was approximately $420 million and $385 million, respectively, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of September 30, 2021 and December 31, 2020, the Company has pledged approximately $199 million and $81 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from July 2024 to September 2028. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was approximately $197 million and $79 million as of September 30, 2021 and December 31, 2020, respectively, of which approximately $22 million was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets as of each date.

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

As of September 30, 2021 and December 31, 2020, there were approximately 216 million and 215 million Class A Units, respectively, and 3 million Class B Units, for both periods presented, (as adjusted for the participation thresholds and closing price of Class A common stock on September 30, 2021 and December 31, 2020), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

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

During the three months ended September 30, 2021 and 2020, certain LLC Unitholders exchanged approximately 3 million and less than 1 million LLC Units and approximately 2 million and less than 1 million shares of Class B common stock for approximately 3 million and less than 1 million newly-issued shares of Class A common stock, respectively. During the nine months ended September 30, 2021 and 2020, certain LLC Unitholders exchanged approximately 11 million and 2 million LLC

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Units and approximately 8 million and less than 1 million shares of Class B common stock for approximately 9 million and less than 1 million newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, Carvana Co. received approximately 3 million and 1 million LLC Units during the three months ended September 30, 2021 and 2020, respectively, and approximately 11 million and 2 million LLC Units during the nine months ended September 30, 2021 and 2020, respectively, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group, LLC amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of its Senior Notes, as discussed further and defined in Note 9 — Debt Instruments. On October 2, 2020, Carvana Group, LLC amended and restated its LLC Agreement to, among other things, authorize the issuance of 1.1 million Class A Non-Convertible Preferred Units to be sold to Carvana Co. in connection with the issuance of its 2025 and 2028 Notes and authorize the issuance of additional Class A Non-Convertible Preferred Units, in each case in consideration for the capital contribution made or deemed to have been made by Carvana Co. of the net proceeds of senior unsecured notes issuances. On March 29, 2021, Carvana Group, LLC issued 0.6 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2027 Notes. On August 16, 2021, Carvana Group LLC issued approximately 0.8 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2029 Notes. Carvana Co. used its net proceeds from the 2023 Notes, the 2025 and 2028 Notes the 2027 Notes, and the 2029 Notes, to purchase 0.6 million, 1.1 million, 0.6 million, and 0.8 million, respectively, of Class A Non-Convertible Preferred Units.

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

During the nine months ended September 30, 2021 and 2020, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $32 million and $6 million, respectively, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' equity. During the nine months ended September 30, 2020, Carvana Co. utilized its net proceeds from its equity offerings to purchase LLC Units, which resulted in adjustments to increase non-controlling interests and to decrease additional paid-in capital by approximately $643 million, which have been included in adjustment to non-controlling interests related to equity offerings in the accompanying unaudited condensed consolidated statements of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
stockholders' equity.

As of September 30, 2021, Carvana Co. owned approximately 48.9% of Carvana Group with the LLC Unitholders owning the remaining 51.1%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	Nine Months Ended September 30,
	2021	2020

	(in millions)
Transfers from (to) non-controlling interests:
Decrease as a result of issuances of Class A common stock	$—	$(643)
Increase as a result of exchanges of LLC Units	32	6
Total transfers from (to) non-controlling interests	$32	$(637)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Class B Units	$—	$—	$—	$1
Restricted Stock Units and Awards	11	5	26	15
Options	3	2	8	5
Class A Units	—	—	1	1
Total equity-based compensation	14	7	35	22
Equity-based compensation capitalized to property and equipment	(3)	(1)	(6)	(4)
Equity-based compensation capitalized to inventory	(1)	—	(1)	—
Equity-based compensation, net of capitalized amounts	$10	$6	$28	$18

As of September 30, 2021, the total unrecognized compensation related to outstanding equity awards was approximately $103 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. The majority of equity granted by the Company vests over four year periods based on continued employment with the Company. As of September 30, 2021, approximately 10 million shares remain available for future equity award grants under this plan.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four- to five-years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for their Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and nine months ended September 30, 2021 or 2020. As of September 30, 2021, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

Employee Stock Purchase Plan

In May 2021, the Company adopted an employee stock purchase plan (the "ESPP"). The ESPP allows substantially all employees, excluding members of senior management, to acquire shares of the Company’s Class A common stock through payroll deductions over six-month offering periods. The per share purchase price is equal to 90% of the fair market value of a share of the Company’s Class A common stock on the last day of the offering period. Participant purchases are limited to a maximum of $10,000 of stock per calendar year. The Company is authorized to grant up to 0.5 million shares of Class A common stock under the ESPP. As of September 30, 2021, the Company has not issued any shares of Class A common stock and recognized less than $1 million of equity-based compensation expense related to the ESPP for both the three and nine months ended September 30, 2021.

NOTE 13 — NET LOSS PER SHARE

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net loss per share during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net loss	$(68)	$(18)	$(105)	$(308)
Net loss attributable to non-controlling interests	(36)	(11)	(59)	(200)
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(32)	$(7)	$(46)	$(108)
Denominator:
Weighted-average shares of Class A common stock outstanding	84,815	70,064	81,468	62,350
Nonvested weighted-average restricted stock awards	(36)	(59)	(41)	(106)
Weighted-average shares of Class A common stock outstanding, basic and diluted	84,779	70,005	81,427	62,244
Net loss per share of Class A common stock, basic and diluted	$(0.38)	$(0.10)	$(0.56)	$(1.73)

Shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net loss per share of Class A common stock for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Options (1)	1,101	1,107	1,101	1,107
Restricted Stock Units and Awards (1)	688	719	710	785
Class A Units (2)	87,912	101,313	91,060	101,347
Class B Units (2)	2,150	3,093	2,271	3,560
_________________________
(1) Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.
(2) Represents the weighted-average as-converted LLC units that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive.

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

As described in Note 10 — Stockholders' Equity, the Company acquired approximately 3 million and 1 million LLC Units during the three months ended September 30, 2021 and 2020, respectively, and approximately 11 million and 2 million LLC Units during the nine months ended September 30, 2021 and 2020, respectively, in connection with exchanges with LLC Unitholders. During the three months ended September 30, 2021 and 2020, the Company recorded a gross deferred tax asset of approximately $199 million and $47 million, respectively, and approximately $641 million and $56 million during the nine months ended September 30, 2021 and 2020, respectively, associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As described in Note 10 — Stockholders' Equity, during the nine months ended September 30, 2020, Carvana Co. purchased a total of approximately 23 million newly issued LLC Units of Carvana Group in connection with a direct offering and a public equity offering. During the nine months ended September 30, 2020, the Company recognized a gross deferred tax asset of approximately $14 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As described in Note 4 — Goodwill and Intangible Assets, Net, the Company acquired various intangible assets in connection with the acquisition of Car360 in 2018. As a result, the Company recognized a deferred tax liability of approximately $2 million which is reflected within other liabilities in the accompanying unaudited condensed consolidated balance sheets. The deferred tax liability will be amortized over five to seven years and less than $1 million was amortized during each of the nine months ended September 30, 2021 and 2020.

During the nine months ended September 30, 2021, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of September 30, 2021 and December 31, 2020, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended September 30, 2021 and 2020 was an expense of 0.3% and 0.4%, respectively, and for the nine months ended September 30, 2021 and 2020 was an expense of 0.2% and a benefit 0.1%, respectively.

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
As of September 30, 2021, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of September 30, 2021, the total unrecorded TRA liability is approximately $1.3 billion. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of September 30, 2021, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, IRCs, storage, parking and corporate offices. The initial terms expire at various dates between 2021 and 2032. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options.

In September 2021, the Company entered into a lease for additional corporate office space in Atlanta, Georgia. The lessor granted the Company access to a portion of the space during September 2021, and the landlord is expected to deliver access to the remainder of the space by February 2022. The initial lease term is for approximately 10 years with one option to renew the lease through May 1, 2037. The undiscounted future minimum lease payments for the portion of the lease that has not yet commenced is approximately $162 million over the initial term.

Also in September 2021, the Company entered into a lease for additional corporate office space in Los Angeles, California, which has not yet commenced. The initial lease term is for approximately 12 years with two five-year renewal options. The lease has total undiscounted future minimum lease payments of approximately $51 million over the initial lease term. Payments

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
will commence when the Company gains beneficial access to the leased asset. The commencement date is expected to occur in 2022.

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

Lease Costs and Activity

The Company's lease costs and activity during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$11	$4	$26	$11
Interest obligations under finance leases	2	1	5	3
Total finance lease costs	$13	$5	$31	$14

Operating leases:
Fixed lease costs to non-related parties	$14	$8	$35	$21
Fixed lease costs to related parties	1	2	4	6
Variable short-term lease costs to related parties	1	1	1	1
Total operating lease costs	$16	$11	$40	$28

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$23	$12
Operating lease liabilities to related parties			$4	$6
Interest payments on finance lease liabilities			$5	$3

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$35	$13

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of September 30, 2021:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2021	$13	$1	$12	$13	$26
2022	46	5	46	51	97
2023	43	5	42	47	90
2024	34	4	36	40	74
2025	25	3	35	38	63
Thereafter	13	6	218	224	237
Total minimum lease payments	174	24	389	413	587
Less: amount representing interest	(17)	(5)	(120)	(125)	(142)
Total lease liabilities	$157	$19	$269	$288	$445
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

As of September 30, 2021 and December 31, 2020, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of September 30, 2021 and 2020 were as follows, excluding short-term operating leases:

	As of September 30,
	2021	2020
Weighted-average remaining lease terms (years)
Operating leases	9.2	10.6
Finance leases	4.4	4.3
Weighted-average discount rate
Operating leases	7.5%	8.3%
Finance leases	5.4%	5.3%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $18 million and $11 million as of September 30, 2021 and December 31, 2020, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The following tables are a summary of fair value measurements and hierarchy level at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$1	$1	$—	$—
Beneficial interests in securitizations	312	—	65	247

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$308	$308	$—	$—
Beneficial interests in securitizations	131	—	—	131
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2021 and December 31, 2020, the Company has purchase price adjustment receivables of approximately $31 million and $14 million, respectively, which are carried at fair value and classified as other assets in the accompanying unaudited condensed consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a gain of approximately $3 million during each of the three months ended September 30, 2021 and 2020, and a gain of approximately $17 million and loss of approximately $2 million during the nine months ended September 30, 2021 and 2020, respectively, and are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Beneficial Interests in Securitizations

Beneficial interests in securitizations include notes and certificates of the securitization trusts, the same securities as issued to other investors as described in Note 8 — Securitizations and Variable Interest Entities. Beneficial interests in securitizations are initially treated as Level 2 assets when the securitization transaction occurs in close proximity to the end of the period and there is a lack of observable changes in the economic inputs. When the securitization transaction does not occur in close proximity to the end of the period and there have been observable changes in the economic inputs, beneficial interests in securitizations are classified as Level 3.

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of September 30, 2021 and December 31, 2020, the discount rates were 0.9% to 10.0% and 1.4% to 10.0%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. During the nine months ended September 30, 2020, the Company transferred beneficial interests acquired as part of the December 2019 securitization transaction initially classified as Level 2 from Level 2 to Level 3. The assets were initially classified as Level 2 due to the transactions' proximity to the end of each respective reporting period and the lack of observable changes in economic inputs. As noted above, the Company uses significant unobservable inputs to measure the fair value of these assets on a recurring basis, thus they will be classified as Level 3 in future periods. There were no transfers out of Level 3 during the three and nine months ended September 30, 2021 or 2020.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Opening Balance	$239	$117	$131	$69
Transfers into Level 3	—	—	—	29
Received in securitization transactions	33	—	170	40
Cash receipts	(27)	(12)	(60)	(30)
Change in fair value	2	7	6	4
Ending Balance	$247	$112	$247	$112

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended September 30, 2021 and December 31, 2020. The carrying value of the financing of beneficial interests in securitizations was

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020

	(in millions)
Carrying value, net of unamortized debt issuance costs	$2,421	$1,083
Fair value	2,469	1,121

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020

	(in millions)
Carrying value	$368	$275
Fair value	404	300

Derivative Instruments

As of September 30, 2021 and December 31, 2020, the Company had no outstanding derivative instruments.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(in millions)
Supplemental cash flow information:
Cash payments for interest, including $0 and $1, respectively, to related parties	$82	$55
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$74	$34
Property and equipment acquired under finance leases	$81	$37
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$139	$52
Equity-based compensation expense capitalized to property and equipment	$6	$4
Fair value of beneficial interests received in securitization transactions	$235	$40
Reductions of beneficial interests in securitizations and associated long-term debt	$22	$21
Fair value of purchase price adjustment receivables received from sales of finance receivables	$—	$5
Debt issuance costs included in accounts payable and accrued liabilities	$—	$2

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019

	(in millions)
Cash and cash equivalents	$297	$301	$174	$76
Restricted cash (1)	107	28	22	42
Total cash, cash equivalents and restricted cash	$404	$329	$196	$118
_________________________
(1) Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities. Refer to Note 9 — Debt Instruments for additional information. Remaining restricted cash represents certain cash held for corporate insurance purposes.

NOTE 19 — SUBSEQUENT EVENTS

Investment in Root, Inc.

On October 1, 2021, the Company purchased a combination of convertible preferred stock and warrants to acquire Class A common stock of Root, Inc. (a publicly traded company listed on the Nasdaq Global Select Market under the trading symbol ROOT, "Root") for approximately $126 million.

Short-Term Revolving Facility

On October 15, 2021, the Company and a subsidiary entered into an agreement with a new lender pursuant to which the lender agreed to provide a $350 million revolving credit facility to fund certain automotive finance receivables originated by the Company. The Company can draw upon this facility until April 15, 2023. The facility requires monthly payments of interest

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
and fees based on usage and unused facility amounts. The subsidiary is a wholly-owned, special purpose entity whose assets are not available to the general creditors of the Company. The facility is self-amortizing from the end of the draw period until maturity, offers full prepayment rights, and has no credit sublimits or aging restrictions, subject to negotiated concentration limits.

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a used vehicle.    As of September 30, 2021, we listed approximately 56,000 total units on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts ("VSCs"), GAP waiver coverage, and trade-ins.

•Finance their purchase.    Customers can pay for their Carvana vehicle using cash, financing from other parties such as banks or credit unions, or financing with us using our proprietary loan origination platform. Customers who choose to apply for our in-house financing fill out a short prequalification form, select from a range of financing terms we provide and, if approved, apply the financing to their purchase in our online checkout process. We generally seek to sell the loans we originate to financing partners or pursuant to a securitization transaction and, in each case, we generally earn a premium upon sale.

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

COVID-19 Update

In March 2020, the World Health Organization declared the novel coronavirus outbreak ("COVID-19") to be a global pandemic, and a number of state and local government authorities issued shelter in place and stay at home orders which negatively impacted our operations and the demand for used vehicles during the first half of 2020. During the second half of 2020 and continuing through September 2021, we have seen a recovery in general market conditions as demand for used vehicles has increased across our network, resulting in a 73.8% increase in used vehicle unit sales during the third quarter of 2021 compared to the third quarter of 2020. We have experienced and may continue to experience ongoing effects from COVID-19 such as production or other operational constraints that may negatively impact our operations and costs. However, we believe we have been relatively successful in navigating the impact of COVID-19 on our business to date and believe our business model positions us well to scale up and down to meet expected customer demand during and after the COVID-19 pandemic. We continue to evaluate the nature and extent of the impact to our business and our results of operations and financial condition as conditions evolve as a result of the COVID-19 pandemic.

Used Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the nine months ended September 30, 2021, the number of vehicles we sold to retail customers grew by 81.6% to 312,221 compared to 171,939 in the nine months ended September 30, 2020. We expect our used vehicle sales to grow in future periods with increased penetration in our current markets and expansion into new ones.

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

Our expansion model has enabled us to increase our rate of market openings, resulting in serving more of the U.S. population, in each of the past eight years. Our market openings since September 30, 2020 increased the total percentage of the U.S. population served to 80.6% in 308 markets as of September 30, 2021 from 73.2% in 261 markets as of September 30, 2020. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan. We continually evaluate consumer demand and our operational capacity to determine our market opening and vending machine launch strategy.

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

Our largest source of revenue, used vehicle sales, totaled $2.7 billion and $1.3 billion during the three months ended September 30, 2021 and 2020, respectively, and $7.0 billion and $3.2 billion during the nine months ended September 30, 2021 and 2020, respectively. As we increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase along with retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales, which includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory, totaled $552 million and $130 million during the three months ended September 30, 2021 and 2020, respectively, and $1.3 billion and $259 million during the nine months ended September 30, 2021 and 2020, respectively. We expect wholesale sales to increase with retail units sold through trade-ins and as we expand our program of acquiring vehicles from customers who wish to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage totaled $278 million and $125 million during the three months ended September 30, 2021 and 2020, respectively, and $758 million and $256 million during the nine months ended September 30, 2021 and 2020, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Retail units sold	111,949	64,414	312,221	171,939
Population coverage	80.6%	73.2%	80.6%	73.2%
Average monthly unique visitors (in thousands)	20,071	9,183	16,632	8,005
Number of IRCs	13	9	13	9
Total website units	56,054	26,897	56,054	26,897
Total gross profit per unit	$4,672	$4,056	$4,526	$3,198

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

Number of IRCs

Number of IRCs is a new key operating metric. As we continue to grow, our number of IRCs is a more important metric than average days to sale due to the impact of IRC capacity on retail units sold and the relative stability of average days to sale over the past three years. We define the number of IRCs as the number of owned or leased IRCs in which Carvana employees perform our 150-point inspection and recondition vehicles to “Carvana Certified” standards before sale to customers. As we scale, we intend to more fully utilize the capacity in our existing 13 IRCs, which, as of September 30, 2021, collectively have capacity to inspect and recondition approximately 750,000 vehicles per year at full utilization. As we increase our number of IRCs, we increase this capacity to inspect and recondition vehicles, which in turn increases the number of vehicles we can sell.

Total Website Units

We define total website units as the number of vehicles listed on our website on the last day of a given reporting period, including vehicles available for sale, vehicles currently engaged in a purchase or reserved by a customer, and vehicles that can be reserved that generally have not yet completed the inspection and reconditioning process. We view total website units as a key measure of our growth. Growth in total website units increases the selection of vehicles available to our consumers, which we believe will allow us to increase the number of vehicles we sell. Moreover, growth in total website units indicates our ability to scale our vehicle purchasing, inspection and reconditioning operations. As part of our inventory strategy, over time we may choose not to expand total website units while continuing to grow sales, thereby improving other key operating metrics of the business.

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

Income Tax Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (“Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. During the three and nine months ended September 30, 2021, we generated an immaterial income tax expense.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in millions, except unit and per unit amounts)			(in millions, except unit and per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$2,650	$1,289	105.6%	$6,954	$3,245	114.3%
Wholesale vehicle sales (1)	552	130	324.6%	1,349	259	420.8%
Other sales and revenues (2)	278	125	122.4%	758	256	196.1%
Total net sales and operating revenues	$3,480	$1,544	125.4%	$9,061	$3,760	141.0%
Gross profit:
Used vehicle gross profit	$198	$120	65.0%	$528	$268	97.0%
Wholesale vehicle gross profit (1)	47	17	176.5%	127	26	388.5%
Other gross profit (2)	278	125	122.4%	758	256	196.1%
Total gross profit	$523	$262	99.6%	$1,413	$550	156.9%
Unit sales information:
Used vehicle unit sales	111,949	64,414	73.8%	312,221	171,939	81.6%
Wholesale vehicle unit sales	50,204	15,375	226.5%	123,296	33,406	269.1%
Per unit selling prices:
Used vehicles	$23,671	$20,013	18.3%	$22,273	$18,874	18.0%
Wholesale vehicles	$10,995	$8,450	30.1%	$10,941	$7,752	41.1%
Per retail unit gross profit:
Used vehicle gross profit	$1,769	$1,857	(4.8)%	$1,691	$1,559	8.5%
Wholesale vehicle gross profit	$420	$265	58.4%	$407	$150	171.3%
Other gross profit	$2,483	$1,934	28.4%	$2,428	$1,489	63.0%
Total gross profit	$4,672	$4,056	15.2%	$4,526	$3,198	41.5%
Per wholesale unit gross profit:
Wholesale vehicle gross profit	$936	$1,113	(15.9)%	$1,030	$775	32.9%
_________________________
(1) Includes $15, $1, $37, and $1, respectively, of wholesale revenue from related parties.
(2) Includes $52, $26, $143, and $69, respectively, of other sales and revenues from related parties.

Used Vehicle Sales

Three months ended September 30, 2021 Versus 2020. Used vehicle sales increased by $1.4 billion to $2.7 billion during the three months ended September 30, 2021, compared to $1.3 billion during the three months ended September 30, 2020. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 111,949 from 64,414 during the three months ended September 30, 2021 and 2020, respectively. The increase in unit sales was driven by growth in existing markets due to continued marketing efforts, expanded inventory selection and increased brand awareness. The increase in unit sales was also driven by growth to 80.6% market population coverage as of September 30, 2021 from 73.2% as of September 30, 2020. The average selling price of our retail units sold also increased to $23,671 from $20,013 due primarily to the overall appreciation in the used vehicle market compared to the three months ended September 30, 2020.

Nine months ended September 30, 2021 Versus 2020. Used vehicle sales increased by $3.8 billion to $7.0 billion during the nine months ended September 30, 2021 compared to $3.2 billion during the nine months ended September 30, 2020. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 312,221 from 171,939 during the nine months ended September 30, 2021 and 2020, respectively, which was driven by enhanced marketing efforts, expanded inventory selection, and increased brand awareness. The increase in unit sales was also driven by growth to 80.6% market population coverage as of September 30, 2021 from 73.2% as of September 30, 2020. The average selling price of our retail units sold also increased to $22,273 from $18,874 during the nine months ended September 30, 2021 and 2020, respectively, due primarily to the overall appreciation in the used vehicle market compared to the nine months ended September 30, 2020, which was impacted by COVID-19.

Wholesale Vehicle Sales

Three months ended September 30, 2021 Versus 2020. Wholesale vehicle sales increased by $422 million to $552 million during the three months ended September 30, 2021, compared to $130 million during the three months ended September 30, 2020. The increase in revenue was primarily driven by an increase in wholesale units sold to 50,204 from 15,375 during the three months ended September 30, 2021 and 2020, respectively. In addition, the average selling price of our wholesale units sold increased to $10,995 during the three months ended September 30, 2021 from $8,450 during the three months ended September 30, 2020. The increase in wholesale units sold was due to acquiring more vehicles from customers, and the higher average selling price was due primarily to the overall appreciation in the used vehicle market compared to the three months ended September 30, 2020.

Nine months ended September 30, 2021 Versus 2020. Wholesale vehicle sales increased by $1.0 billion to $1.3 billion during the nine months ended September 30, 2021, compared to $259 million during the nine months ended September 30, 2020. The increase in revenue was primarily driven by an increase in wholesale units sold to 123,296 from 33,406 during the nine months ended September 30, 2021 and 2020, respectively. In addition, the average selling price of our wholesale units sold increased to $10,941 during the nine months ended September 30, 2021 from $7,752 during the nine months ended September 30, 2020. The increase in wholesale units sold was due to acquiring more vehicles from customers, and the higher average selling price was due primarily to overall appreciation in the used vehicle market compared to the nine months ended September 30, 2020, which was impacted by COVID-19.

Other Sales and Revenues

Three months ended September 30, 2021 Versus 2020. Other sales and revenues increased by $153 million to $278 million during the three months ended September 30, 2021, compared to $125 million during the three months ended September 30, 2020. This increase was primarily due to the increase in gain on loan sales driven by the increase in retail units sold and the impact of higher industry-wide vehicle prices on average loan size during the three months ended September 30, 2021. Additionally, during the three months ended September 30, 2020, COVID-19 impacted the credit markets and as a result we did not complete a securitization transaction. Since then, the credit markets and macro-economic conditions have improved, allowing us to re-enter the securitization market to sell more finance receivables and generate higher premiums during the three months ended September 30, 2021. Additionally, the increase was due to an increase in VSC sales and GAP waiver coverage sales driven by the increase in retail units sold during the three months ended September 30, 2021.

Nine months ended September 30, 2021 Versus 2020. Other sales and revenues increased by $502 million to $758 million during the nine months ended September 30, 2021, compared to $256 million during the nine months ended September 30, 2020. The increase is primarily due to the increase in gain on loan sales driven by the increase in retail units sold and the impact of higher industry-wide vehicle prices on average loan size during the nine months ended September 30, 2021. Additionally, during the nine months ended September 30, 2020, COVID-19 impacted the credit markets and as a result the March 2020 transaction was the only securitization completed during the nine months ended September 30, 2020. Since then, the credit markets and macro-economic conditions have improved, allowing us to re-enter the securitization market to sell more finance receivables and generate higher premiums during the nine months ended September 30, 2021. In addition, the increase was due to an increase in VSC sales and GAP waiver coverage sales driven by the increase in retail units sold during the nine months ended September 30, 2021.

Used Vehicle Gross Profit

Three months ended September 30, 2021 Versus 2020. Used vehicle gross profit increased by $78 million to $198 million during the three months ended September 30, 2021, compared to $120 million during the three months ended September 30, 2020. Increased retail units sold was partially offset by a decrease in used vehicle gross profit per unit to $1,769 for the three months ended September 30, 2021 compared to $1,857 for the three months ended September 30, 2020. The per unit decrease was primarily driven by higher reconditioning costs resulting in part from the impact of the COVID-19 Delta variant on production throughput and higher wholesale acquisition prices, partially offset by a higher ratio of customer-sourced vehicles sold during the three months ended September 30, 2021.

Nine months ended September 30, 2021 Versus 2020. Used vehicle gross profit increased by $260 million to $528 million during the nine months ended September 30, 2021, compared to $268 million during the nine months ended September 30, 2020. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $1,691 for the nine months ended September 30, 2021 compared to $1,559 for the nine months ended September 30, 2020. The per unit increase was primarily driven by acquiring more vehicles from customers and a stronger used vehicle pricing environment compared to the nine months ended September 30, 2020, which was impacted by COVID-19.

Wholesale Vehicle Gross Profit

Three months ended September 30, 2021 Versus 2020. Wholesale vehicle gross profit increased by $30 million to $47 million during the three months ended September 30, 2021, compared to $17 million during the three months ended September 30, 2020. This was primarily due to an increase in wholesale units sold to 50,204 during the three months ended September 30, 2021 from 15,375 during the three months ended September 30, 2020, partially offset by a decrease in wholesale vehicle gross profit per wholesale unit to $936 in the three months ended September 30, 2021 compared to $1,113 in the three months ended September 30, 2020. The increase in wholesale units sold was primarily driven by acquiring more vehicles from customers, while the decrease in gross profit per wholesale unit was primarily driven by the difference between our wholesale acquisition price and sales price compared to the three months ended September 30, 2020.

Nine months ended September 30, 2021 Versus 2020. Wholesale vehicle gross profit increased by $101 million to $127 million during the nine months ended September 30, 2021, compared to $26 million during the nine months ended September 30, 2020. This increase was driven primarily by an increase in wholesale units sold to 123,296 from 33,406, along with an increase in wholesale vehicle gross profit per wholesale unit to $1,030 from $775 in the nine months ended September 30, 2021, and 2020, respectively. The increase in the number of wholesale units sold and gross profit per wholesale unit were primarily due to acquiring more vehicles from customers and strong appreciation in the wholesale market compared to the nine months ended September 30, 2020, which was impacted by COVID-19.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Compensation and benefits (1)	$181	$81	$455	$239
Advertising	126	65	345	202
Market occupancy (2)	18	10	46	26
Logistics (3)	40	18	104	54
Other (4)	181	95	463	263
Total	$546	$269	$1,413	$784
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
(3) Logistics includes fuel, maintenance and depreciation related to operating our own transportation fleet, and third-party transportation fees, except the portion related to inbound transportation, which is included in cost of sales.
(4) Other costs include all other selling, general and administrative expenses such as IT expenses, corporate occupancy, professional services and insurance, limited warranty, and title and registration.

Selling, general and administrative expenses increased by $277 million to $546 million during the three months ended September 30, 2021, compared to $269 million during the three months ended September 30, 2020, and by $629 million to $1,413 million during the nine months ended September 30, 2021, compared to $784 million during the nine months ended September 30, 2020. The increase was partially due to an increase in compensation and benefits by $100 million and $216 million during the three and nine months ended September 30, 2021, respectively, which was primarily driven by expansion of our teams to support our growth. The increase in selling, general and administrative expenses was also due to an increase in advertising expense of $61 million and $143 million during the three and nine months ended September 30, 2021, respectively, primarily due to an increase in advertising to drive growth in units sold and vehicles acquired from customers. Market occupancy, logistics, and other expenses also increased during the three and nine months ended September 30, 2021 compared to the respective prior year period primarily due to increases in the number of units sold and in population coverage, and in preparation for future growth. The increase is also due in part to efforts to decrease and balance discretionary spend as a result of the uncertain economic environment surrounding COVID-19 during the three and nine months ended September 30, 2020.

Interest Expense

Interest expense increased by $28 million to $48 million during the three months ended September 30, 2021, compared to $20 million during the three months ended September 30, 2020, and increased by $52 million to $121 million during the nine months ended September 30, 2021, compared to $69 million during the nine months ended September 30, 2020. The increase is primarily due to increased interest incurred on additional senior unsecured notes issued by the Company in October 2020, March 2021, and August 2021, along with increased interest expense incurred on sale leaseback financing since September 30, 2020.

Other (Income) Expense, Net

Other (income) expense, net changed by $6 million to income of $3 million during the three months ended September 30, 2021 compared to income of $9 million during the three months ended September 30, 2020. Other income, net changed by $21 million to income of $16 million during the nine months ended September 30, 2021 compared to an expense of $5 million during the nine months ended September 30, 2020. The change in the three and nine months ended September 30, 2021 compared to September 30, 2020 is primarily due to fair value adjustments on our retained beneficial interests in securitizations and purchase price adjustment receivables in the three and nine months ended September 30, 2021 compared to September 30, 2020 when the capital markets were more uncertain, primarily due to COVID-19.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in millions)
Net loss	$(68)	$(18)	$(105)	$(308)
Depreciation and amortization expense	26	19	72	52
Interest expense	48	20	121	69
EBITDA(1)	$6	$21	$88	$(187)

Total revenues	$3,480	$1,544	$9,061	$3,760
EBITDA Margin	0.2%	1.4%	1.0%	(5.0)%
_________________________
(1) We incurred less than $1 million of income tax provision for each of the three and nine months ended September 30, 2021 and 2020.
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

We had the following liquidity resources available as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(in millions)
Cash and cash equivalents	$297	$301
Availability under short-term revolving facilities (1)	1,338	1,088
Availability under sale-leaseback agreements (2)	—	19
Committed liquidity resources available	$1,635	$1,408
_________________________
(1) Based on pledging all eligible vehicles and finance receivables under the available capacity in the Floor Plan Facility and Finance Receivable Facilities, excluding the impact to restricted cash requirements.
(2) We have $556 million and $250 million of total unfunded gross real estate assets as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the short-term revolving facilities had total capacity of $3.25 billion and $2.25 billion, an outstanding balance of $455 million and $40 million, and unused capacity of approximately $2.8 billion and $2.2 billion, respectively. Subsequent to September 30, 2021, we entered into an additional short-term finance receivable facility which increased capacity by $350 million.

In addition, we had $109 million and $48 million of total unpledged beneficial interests in securitizations as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021 and December 31, 2020, our outstanding principal amount of indebtedness, including finance leases, was approximately $3.7 billion and $1.7 billion, respectively, summarized in the table below. See Note 9 — Debt Instruments and Note 15 — Leases included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt and finance leases.

	September 30, 2021	December 31, 2020

	(in millions)
Asset-Based Financing:
Inventory	$455	$40
Finance receivables and beneficial interests	199	81
Transportation fleet(1)	165	124
Real estate(2)	428	398
Total asset-based financing	1,247	643
Senior Notes	2,450	1,100
Total debt	3,697	1,743
Less: unamortized debt issuance costs(3)	(34)	(21)
Total debt, net	$3,663	$1,722
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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(in millions)
Net cash used in operating activities	$(1,422)	$(447)
Net cash used in investing activities	(352)	(261)
Net cash provided by financing activities	1,849	786
Net increase in cash, cash equivalents and restricted cash	75	78
Cash, cash equivalents and restricted cash at beginning of period	329	118
Cash, cash equivalents and restricted cash at end of period	$404	$196

Operating Activities

Our primary sources of operating cash flows result from the sales of used retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. Cash used in operating activities was approximately $1.4 billion and $447 million during the nine months ended September 30, 2021 and 2020, respectively, an increase of $975 million, primarily due to changes in working capital, primarily related to the increase in our vehicle inventory, partially offset by the net cash inflows associated with the change in accounts payable and accrued liabilities.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was $352 million and $261 million during the nine months ended September 30, 2021 and 2020, respectively, an increase of $91 million, primarily driven by an increase in purchases of property and equipment partially offset by an increase in principal payments received on beneficial interests in securitizations.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was approximately $1.8 billion and $786 million during the nine months ended September 30, 2021 and 2020, respectively, an increase of approximately $1.1 billion. The change primarily relates to increased net proceeds from long-term debt primarily from the issuance of our $600 million Senior Notes in March 2021 and $750 million Senior Notes in August 2021, along with proceeds from short-term revolving facilities during the nine months ended September 30, 2021, partially offset by proceeds from the issuance of Class A common stock during the nine months ended September 30, 2020.

Contractual Obligations and Commitments

There have been no significant changes to the contractual obligations or commitments outside of the ordinary course of business since the most recently ended fiscal year as disclosed in the header "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K, filed February 25, 2021, other than the issuances of $600 million and $750 million in Senior Notes in March 2021 and August 2021, respectively.

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

Except as discussed above, we did not have any off-balance sheet arrangements as of September 30, 2021.

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

•our minority equity investment in Root, Inc.;

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

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, filed on February 25, 2021, except as follows:

Our minority equity investment in Root, Inc. may result in us receiving or retaining less than the amount of benefit we might otherwise expect to receive from such investment, and adversely impact our results of operations and financial condition.

We hold a minority equity investment in Root, Inc. (NASDAQ: ROOT, "Root"). As a minority equity investor, our influence of Root is limited. As a result, we may be unable to influence Root’s business plan, assure quality control, or set the timing and pace of development. Our inability to control the operations or management of Root may result in us receiving or retaining less than the amount of benefit we might otherwise expect to receive from such investment. We may also be unable to cause Root to effect significant transactions such as large expenditures or contractual commitments, the development of insurance products, or the borrowing of money. We may be limited in our ability to monetize or exit our investment in Root given contractual restrictions on selling our investment and uncertainty in the trading market for Root's equity securities. A downward adjustment to or impairment of this equity investment could adversely impact our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the nine months ended September 30, 2021, except as otherwise previously reported.

During the nine months ended September 30, 2021, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged approximately 11 million LLC Units and approximately 8 million shares of Class B common stock for approximately 9 million newly-issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated August 16, 2021, among Carvana Co., each of the guarantors party thereto and U.S. Bank National Association, as trustee, related to the 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Carvana's Current Report on Form 8-K files with the SEC on August 16, 2021).

4.2	Form of 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to Carvana's Current Report on Form 8-K filed with the SEC on August 16, 2021).
10.1
Eighteenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated September 28, 2021, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc., filed herewith.

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

Date:	November 4, 2021	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)