Form 10-K
period 2021-12-31
CARVANA CO.
filed 2022-02-24
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates was $24.6 billion based on the closing price of the common stock on the New York Stock Exchange on such date.
As of February 18, 2022, the registrant had 90,100,981 shares of Class A common stock outstanding and 82,900,276 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CARVANA CO.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Our technology and infrastructure allow us to seamlessly and cost efficiently deliver this experience to our customers. We use proprietary algorithms to optimize our nationally pooled inventory of over 71,000 total website units, inspect and recondition our vehicles based on our 150-point inspection process, and operate our own logistics network to deliver cars directly to customers as soon as the next day. Customers in certain markets also have the option to pick up their vehicle at one of our patented vending machines, which provides an exciting pick-up experience for the customer while decreasing our variable costs, increasing scalability and building brand awareness.

The automotive retail industry’s large size, fragmentation, and lack of differentiated offerings present an opportunity for disruption. We have demonstrated that our custom-built business model can capitalize on this opportunity. From the launch of our first market in January 2013 through December 31, 2021, we purchased, reconditioned, sold, and delivered approximately 1 million vehicles to customers through our website, cumulatively generating approximately $25.7 billion in revenue. Our sales have grown as we have increased our market penetration in our current markets and added new markets. As of December 31, 2021, our in-house distribution network services cover 81.0% of the U.S. population, and we plan to continue to expand our population coverage.

Industry Background & Market Opportunity

Exceptionally Large and Fragmented Market

The U.S. automotive industry generated approximately $1.0 trillion in sales in 2020, according to the NADA Data 2020 report. This comprised roughly 21% of the U.S. retail economy and made it the largest consumer retail market in the United States according to the U.S. Census Bureau. Based on Cox Automotive data, there were an estimated 37.3 million used vehicle transactions in 2020.

The used car retail industry is highly fragmented. There were approximately 43,000 used car dealerships in the U.S. according to Borrell Associates' 2017 Outlook. As of 2020, the largest dealer brand commands approximately 2.2% of the U.S. market and the top 100 used car retailers collectively hold approximately 10.2% market share, according to Automotive News. Additionally, consumers are often dissatisfied with the car buying process. According to the 2019 Cox Automotive Car Buyer Journey Study, 61% of car buyers do not feel the shopping experience has improved, with paperwork and negotiations being the most frustrating parts of the purchase process.

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

As e-commerce has become more established, reaching 13% of total retail sales in the U.S. during the first three quarters of 2021 according to the U.S. Census Bureau, consumers have become more comfortable buying taste-driven, higher-priced products such as consumer electronics and home furnishings online. Similarly, auto consumers are interested in e-commerce solutions for their car purchasing needs—83% of U.S. car buyers want to do one or more steps of the car purchasing process online, according to the 2019 Cox Automotive Future of Digital Retail Study.

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

• According to a 2021 Gallup Poll, only 43% of American consumers view the automotive industry positively. In addition, only 58% of people trust that used car dealerships can provide the best deal, according to the 2018 Cox Automotive Car Buyer Journey.

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

The Best Selection

As of December 31, 2021, we offer all customers a nationally pooled inventory of over 71,000 high-quality used vehicles on our website. We evaluate all of the vehicles that we own and offer for sale using our 150-point "Carvana Certified" inspection process, which we are able to perform at scale across our network of inspection and reconditioning centers ("IRCs"). Our customer research indicates that size and range of selection are primary determinants of where customers will transact. We use proprietary algorithms to optimize our inventory acquisition based on extensive used vehicle market and customer behavior data. Furthermore, our nationally pooled inventory system maximizes the breadth of vehicle selection for our customers in any given location. This results in a higher likelihood that customers are able to find the make, model, year, and color combination that they desire. In contrast, traditional dealerships are limited in range of selection because they typically optimize a local inventory of a few hundred vehicles at each dealership location, even if they own thousands of vehicles across multiple distributed locations.

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

We offer a premium fulfillment experience with pick-up and delivery options available, including pick-up at our vending machines in some markets. Our in-house customer advocates are available to answer customer questions that arise throughout the process. At every customer touch point, we strive to provide the level of customer service that makes purchasing a car from us an enjoyable, memorable experience. Finally, we offer seven-day return and 100-day warranty policies with every car we sell. We believe that our customers value the ease of use and transparency of our platform. They have responded favorably to our solution, as illustrated by the ratings we receive. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2021 based on over 138,000 satisfaction surveys we solicited from our inception through December 31, 2021. These positive reactions create opportunities for repeat customers and a strong referral network.

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

Scaled Used Vehicle Infrastructure

As of December 31, 2021, we leverage a network of 14 IRCs and supporting software for our vehicle reconditioning and logistics activities that required significant investment in time and capital to develop. We believe these facilities at full utilization give us capacity to inspect and recondition approximately 800,000 cars per year. Our proprietary inventory management system and Transportation Management System ("TMS"), combined with our expertise and experience gained from operating these facilities, position us well to continue to build out additional reconditioning and distribution centers as needed. To increase the available selection of vehicles on our website, we have also tested using third party inspection and reconditioning centers to recondition a limited portion of vehicles for our inventory.

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

Our ability to generate vehicle sales is a function of our market penetration in existing markets, the number of markets we operate in, and our ability to build and maintain our brand by offering great value, transparency and outstanding customer service. Since launching Carvana nine years ago, our growth strategy has vaulted us to being the second largest used automotive retailer in the U.S. for the year ended December 31, 2021. We plan to continue growing our vehicle unit sales, market penetration, number of markets, and complementary product revenues while enhancing competitive positioning by executing the following key elements of our growth strategy:

Increase Sales Through Further Penetration of Our Existing Markets

We believe that our markets are at an early stage of growth when measured by market penetration. Our growth continues to be driven by further market penetration in our existing markets. For the year ended December 31, 2021, our markets opened in 2013 through 2020 grew by 74%, despite the impacts of COVID-19. We plan to continue marketing and actively building our brand image and awareness in existing markets by improving our operations, opening additional vending machines, and increasing our inventory size.

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

Customer Lifecycle

Search and Discovery. We have developed a mobile-optimized website, where prospective car buyers can immediately begin browsing, researching, filtering and identifying their choice from an inventory of over 71,000 total website units that we offer for sale. We have also developed a series of innovative features to enhance the customer experience on our website and enable better product discovery, such as highly engaging visual imagery and merchandising, as well as easy-to-use site navigation tools and personalization features. We also integrate with various vehicle data providers for vehicle feature and option information as a research tool to assist our customers with their purchase decisions.

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

Post-sale customer support. Once customers have their car, our customer advocates manage the post-sale coordination and service call process including any claims from our standard 100-day / 4,189-mile "Worry Free Guarantee" and the seven-day return policy. Given the return rates we have seen and the cost to us of honoring the return policy, we believe the peace of mind our customers gain from our seven-day return policy supports the cost of this offering. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2021, based on over 138,000 satisfaction surveys we solicited from our inception through December 31, 2021. These positive reactions create opportunities for repeat customers and a strong referral network.

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

Markets and Population Coverage

As of December 31, 2021, we have an established logistics network and a local marketing presence in 311 metropolitan cities and have purchased, reconditioned, sold, and delivered over 1 million vehicles since the launch of our first market in January 2013. Our expansion model has enabled us to increase the number of markets we operate in each year, resulting in an increase in the total percentage of the U.S. population that we serve in each of the past nine years. As of December 31, 2021, our 311 markets serviced 81.0% of the U.S. population compared to our 266 markets as of December 31, 2020, which serviced 73.7% of the U.S. population. We calculate our population coverage as the population in our open markets at the end of the period as a percentage of the total metropolitan statistical area ("MSA") population in the U.S., based on 2015 data from the U.S. Census Bureau. We are committed to providing an honest, transparent, and customer-centric used car buying and selling experience online, which is achieved through our hub and spoke market approach. While our inventory of vehicles is available for sale across the United States through our own network and third-party delivery services, our focus is on serving our markets and providing the best possible car buying and selling experience to our customers at a low, transparent cost. Our established logistics network and ability to deliver or pick up any car in our inventory on Carvana-branded haulers to customers within our markets allow us to provide a low-cost, simple car buying and selling experience.

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

Customer Advocates

We have a team of in-house customer support specialists who provide assistance 14 hours per day, seven days per week to our customers located nationwide. Operating as advocates, our specialists are available to assist customers with questions that arise throughout the car buying process. These advocates are available via web chat or telephone and help customers navigate the website, answer specific questions and assist in loan verification by working with our customers to establish proof of identity, income, and insurance. We take a consultative approach with our customers, offering live support, if needed, and acting as a trusted partner to guide them through each phase of the purchase lifecycle. We are committed to providing our customers with the highest quality transaction experience and believe our advocates, who receive no commission income, are a meaningful reason why customers prefer transacting with us. The effectiveness of our model is reflected in the high ratings we receive from our customers and strong customer referrals. We focus on developing our advocates and providing them with the information and resources they need to offer exceptional customer service.

Competition

The U.S. used car marketplace is highly fragmented. There are approximately 43,000 used car dealerships in the United States according to Borrell Associates' 2017 Outlook, including approximately 27,000 independent dealerships. The largest dealer brand commands approximately 2.2% of the U.S. market and the top 100 used car retailers collectively hold approximately 10.2% market share, according to Automotive News. We believe the primary competitive factors in this market include transparency, convenience, price, selection, and vehicle quality. Our current competitors can be largely classified into the following segments:

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

• a custom-built inventory management system that handles vehicles from acquisition through photography;

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

Organizational Structure

The following chart summarizes our organizational structure as of December 31, 2021. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:

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
$2.4 billion senior unsecured notes (3)
Carvana Sub (Sole Manager of Carvana Group, LLC)
LLC Units
• LLC Units are not publicly traded
• Number of LLC Units held equals 1.25 times the number of outstanding shares of Class A common stock
Carvana Group, LLC
99.9%
$4.3 billion short-term revolving facilities (2)
Carvana LLC
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

(2) We have short-term revolving facilities with an aggregate borrowing capacity of $4.3 billion. One of the facilities is a floor plan facility used to finance our used vehicle inventory, which is secured by our vehicles, general intangibles, accounts receivable, and finance receivables. The other facilities finance our finance receivables held by wholly-owned bankruptcy remote subsidiaries by Carvana, LLC and are secured by those receivables. As of December 31, 2021, the outstanding balance under these facilities was approximately $2.1 billion. See Note 9 — Debt Instruments.

(3) In October 2020, we issued an aggregate of $1.1 billion in senior unsecured notes due 2025 and 2028. In March and August 2021, we issued an additional $600 million and $750 million in senior unsecured notes, respectively, due 2027 and 2029. The outstanding principal balance, net of unamortized debt issuance costs, was approximately $2.4 billion as of December 31, 2021. See Note 9 — Debt Instruments.

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

We consider our relationship with our employees to be strong, and it is because of their passion and hard work that Carvana is now the second largest used automotive retailer in the U.S. As of December 31, 2021, we had over 21,000 full-time and part-time employees.

Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets, patents, and contractual provisions and restrictions on access and use of our proprietary information and technology.

We hold seventeen patents, which cover our vending machine technology, photo booth, website user interface technology, and imaging technology.

We have sixteen trademark registrations, including registrations for "Carvana," the Carvana logo, and various slogans.

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

Seasonality

Used vehicle sales generally exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business. The novel coronavirus ("COVID-19") impacted used vehicle sales in the first and second quarters of 2020 and stimulus payments and labor impacts associated with different waves of COVID-19 have had impacts on seasonality, and may continue to do so in ways that are uncertain. See COVID-19 Update in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Item 1A "Risk Factors—Risks Related to Our Business—We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business."

Government Regulation

Industry and Vehicle Dealer Laws and Regulations

Various aspects of our business are or may be subject to U.S. federal, state, and municipal regulation. In particular, the advertising, sale, purchase, financing, and transport of motor vehicles are highly regulated by states in which we do business and by the U.S. federal government. The regulatory bodies that regulate our business include at the federal level: the Consumer Financial Protection Bureau, the Federal Trade Commission, the United States Department of Transportation, the Occupational Health and Safety Administration, the Department of Justice, and the Federal Communications Commission; at the state level: various state dealer licensing authorities, state consumer protection agencies including state attorney general offices, and state financial regulatory agencies; and at the municipal level our business is regulated by various municipal authorities covering licensing, zoning, occupancy, and tax obligations. We are subject to compliance audits of our operations by many of these authorities.

Certain states have concluded that our activities are subject to vehicle dealer licensing laws, requiring us to maintain a used vehicle dealer license in order to conduct business in that state. In certain other states, we have elected to obtain a vehicle dealer license to maximize operational flexibility and efficiency and invest in relationships with state regulators. We have at least one licensed facility in Alabama, Arkansas, Arizona, California, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, and Wisconsin.

Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. In addition, certain states require that finance companies in general and Carvana in particular file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. In certain other states, we have chosen to obtain such a license to invest in relationships with state regulators. We have obtained a sales finance license in Arizona, Delaware, Louisiana, Minnesota, New Mexico, New York, Pennsylvania, and Texas, an installment seller license in Florida, Maryland, Michigan, and New Jersey, and have filed consumer credit notices in Colorado, Indiana, Iowa, Maine, Oklahoma, South Carolina, Utah, West Virginia, and Wisconsin.

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
•our access to structured finance, securitization, or derivative markets at competitive rates and in sufficient amounts;
•our dependence on the sale of automotive finance receivables for a substantial portion of our gross profits;
•our reliance on credit data for the automotive finance receivables we sell;
•our limited operating history;
•our ability to successfully market and brand our business;
•our reliance on internet searches to drive traffic to our website and mobile application;
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
•disruptions in availability and functionality of our website and mobile application;
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
•our minority equity investment in Root, Inc. which may result in us receiving or retaining less than the amount of benefit we might otherwise expect to receive from such investment;

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

Risks Related to the Acquisition
•our ability to successfully integrate the operations of Carvana and the Acquired Business in the ADESA U.S. Auction Acquisition and to realize the anticipated synergies and cost savings from our combination;
•the assumption of unknown liabilities in the ADESA U.S. Auction Acquisition;
•we do not currently control the Acquired Business or its assets;
•we and the Acquired Business will be subject to business uncertainties while the ADESA U.S. Auction Acquisition is pending;
•the ADESA U.S. Auction Acquisition may not be completed on a timely basis, or at all; and
•acquisition accounting adjustments could adversely affect our financial results.

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
The rapid spread of COVID-19 since late 2019 has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may further impact all or portions of our workforce and operations, the behavior of our customers, and the operations of our partners, vendors, and suppliers. In addition to governmental measures, we are also facing increased operational challenges from the need to protect employee health and safety. These challenges have included, and may in the future include, workplace disruptions and restrictions on the movement of people, social distancing guidelines, increased employee absenteeism due to illness and/or quarantine and contact tracing requirements. While the federal and state governments have taken measures to try to contain the COVID-19 pandemic, there is considerable uncertainty regarding such measures and potential future measures. Future restrictions on our access to and utilization of our logistics and distribution network, our corporate offices, our inspection and reconditioning centers, our hubs, our vending machines, and/or our support operations or workforce, or similar limitations for our partners, vendors, or suppliers, and restrictions or disruptions of transportation, could limit our ability to conduct our business and have a material adverse effect on our business, operating results, financial condition and prospects. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and our ability to perform critical functions could be harmed.
The COVID-19 pandemic has also significantly increased economic and demand uncertainty, and has led to disruption and volatility in the global capital markets, which can increase the cost of capital and adversely impact access to capital. It is likely that the COVID-19 pandemic will continue to cause economic distress in certain sectors of the economy, and it is possible that it could cause a global recession. Global inflation also increased during 2021, related to the COVID-19 economic recovery and associated disruptions in global demand, logistics, and labor markets. Decreases in consumer demand could adversely affect the market for used vehicles and, as a result, reduce the number of consumers using our website and mobile application. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Further risks related to negative economic conditions are described in our risk factor below titled "Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues."
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
We have not been profitable since our inception in 2012 and had an accumulated loss of approximately $1.7 billion as of December 31, 2021. We incurred net losses of $365 million, $462 million, and $287 million in the years ended December 31, 2019, 2020, and 2021, respectively. We expect to make significant investments to further develop and expand our business and these investments may not result in increased revenue or growth on a timely basis or at all. In addition, as a public company, we have and will continue to incur significant legal, accounting, and other expenses. As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain profitability.
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
In the calendar years 2019, 2020, and 2021, our revenue grew from approximately $3.9 billion, to $5.6 billion, to $12.8 billion, respectively. For our revenues to continue to increase, we need to successfully increase our penetration in existing markets, enter new markets, acquire more customers, gain repeat customers, and expand our brand awareness. The foregoing may not happen at all or may not happen as quickly as we expect. Our failure to successfully accomplish the foregoing could harm our business, financial condition, and results of operations.

We expect that, in the future, even if our revenue increases, our rate of growth may decline. In any event, we will not be able to grow as fast or at all if we do not:

•increase the number of unique visitors to our website and mobile application and the number of customers utilizing our website and mobile application;
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
Our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have experienced significant growth in the number of users of our website and mobile application as well as the amount of data that we analyze. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to improve our operational, financial, and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork, and attention to the car-buying and car-selling experience for the consumer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ car-buying and car-selling experience and the quality of the vehicles we sell, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.
Our business has grown rapidly as additional customers have sold us their vehicles and purchased used vehicles and complementary products and services through our website and mobile application. However, our business is relatively new and has operated at substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time our investments that are intended to drive new customer traffic to our website and mobile application may be less productive than expected. In the event of this or any other adverse developments, our continued success will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.
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
•potential COVID-19 fluctuations in consumer demand, supply, labor, and related stimulus payments;
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
For example, DriveTime built certain of our inspection and reconditioning centers ("IRCs") in Georgia, Texas, Ohio, Tennessee, and New Jersey and is now our landlord at many such sites. Verde Investments, Inc. ("Verde"), an affiliate of DriveTime, formerly leased to us our Arizona IRC and sold it to us in 2020. If we are unable to time-efficiently and cost-effectively construct or acquire additional IRCs in the future, our production capacity may not be sufficient to satisfy customer demand. In addition, we lease certain of our hubs from DriveTime. If we cannot similarly lease space for new hubs or IRCs from DriveTime at prices consistent with their historical prices, or at all, we may not be able to expand production or penetration into markets as quickly as we have historically and we may incur additional costs in such expansion.
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
Before and after we sell automotive finance receivables originated by us, DriveTime performs ongoing servicing and collections. If DriveTime is unwilling to enter into servicing arrangements for our future automotive finance receivable transactions on terms or at prices consistent with their historical prices or at all, our revenues derived from the sale of those receivables may decline as a result. If DriveTime refuses or becomes unable to continue servicing and collecting on automotive finance receivables originated by us before we sell them, our ability to adequately prepare such receivables for sale may be adversely affected.
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
•automobile manufacturers such as Ford, General Motors, Hyundai, and Volkswagen that could change their sales models through technology and infrastructure investments; and
•automobile manufacturers such as Tesla that market directly to consumers.
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
Any significant changes in prices for new or used vehicles could have a material adverse effect on our revenues and results of operations. For example, an overall increase in prices for used vehicles may make it difficult for certain customers to afford to purchase a vehicle. Similarly, if prices for used vehicles rise relative to prices for new vehicles, it could make buying a new vehicle more attractive to our customers than buying a used vehicle, which could have a material adverse effect on our results of operations and could result in reduced used vehicle sales and lower revenue. Additionally, manufacturer incentives could contribute to narrowing the price gap between new and used vehicles. Used vehicle prices may also decline due to an increased number of new vehicle lease returns over the next several years. While lower used vehicle prices reduce our cost of acquiring new inventory, lower prices could also lead to reductions in the prices at which we can sell such inventory, which could have a negative impact on gross profit. Furthermore, any significant changes in wholesale prices for used vehicles could have a material adverse effect on our results of operations by reducing wholesale margins.
Our business is dependent upon access to desirable vehicle inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, or other factors, could have a material adverse effect on our business, sales, and results of operations.
We acquire vehicles for sale through numerous sources, including directly from consumers, from wholesale auctions, and from other retailers. There can be no assurance that the supply of desirable used vehicles will be sufficient to meet our needs. A reduction in the availability of or access to sources of desirable inventory, whether due to COVID-19, supply chain constraints, or otherwise, could have a material adverse effect on our business, sales and results of operations.
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
Used-vehicle inventory has typically represented a significant portion of our total assets. Having such a large portion of our total assets in the form of used vehicle inventory for an extended period of time subjects us to depreciation or inflation, and other risks. Accordingly, if we have excess inventory or our average days to sale increases, we may be unable to liquidate such inventory at prices that allow us to meet margin targets or to recover our costs, which could have a material adverse effect on our results of operations.

Our access to structured finance, securitization, or derivative markets at competitive rates and in sufficient amounts may decline in the future; any material reduction could harm our business, results of operations, and financial condition.
We provide financing to customers and typically sell the receivables related to the financing contract. For example, we have entered into various arrangements to pledge or sell automotive finance receivables that we originate, including through committed structured finance arrangements, term securitizations and fixed pool loan sales to financing partners, and plan to enter into new arrangements in the future. Our ability to obtain funding through those channels is subject to having sufficient assets eligible for use as collateral for the related programs and our ability to obtain derivatives to manage interest rate risk among other considerations. If we are unable to continue obtaining funding through those channels, including because we reached our capacity under these or future arrangements, our financing partners exercised constructive or other termination rights before we reached capacity or we reached the scheduled expiration date of the commitment, or we are unable to enter into new arrangements on similar terms, we may not have adequate liquidity and our business, financial condition, and results of operations may be adversely affected. Furthermore, if our financing partners cease to purchase these receivables, we could be subject to the risk that some of these receivables are not paid when due and we are forced to incur unexpected asset write-offs and bad-debt expense.

We depend on the sale of automotive finance receivables for a substantial portion of our gross profit.
In connection with the sale of used vehicles, many of our customers use our financing services to finance a portion of the purchase price of their vehicle. The prices we are able to charge for finance receivables that we sell are based on a variety of factors, including the terms and credit risk associated with automotive finance receivables, the relationship between the interest rates we quoted the customer at the time they priced their financing and market and projected interest rates at the time we sell the finance receivables, the historical credit performance of the finance receivables we sell, demand for assets and related securities of that type in the financial markets, and other factors. If these variables or others were to change, we might be required to reduce our sale prices on finance receivables, sell fewer of them, or both, which could reduce our gains on sales of finance receivables. Any material reduction in our interest rate spread or gains on sale of finance receivables could have a material adverse effect on our business, results, of operations, and financial condition. Furthermore, customers may elect to finance their vehicle purchases through other parties who may be able to offer more attractive terms, in which case we would lose a source of what has historically been a significant portion of our gross profit.
Our ability to sell automotive finance receivables is dependent on our ability to originate desirable finance receivables. If customers or other parties provide us incorrect or fraudulent data, we may offer credit terms that do not align with customers’ credit profiles, and our operating results may be harmed.
We offer financing to our customers to facilitate their purchases of used vehicles. The terms of the financing we offer are dependent in part on our assessment of such customers’ credit-worthiness, which is based on data gathered from customers and other parties. If the information we rely on is inaccurate or fraudulent, we may offer inappropriate terms to our customers, resulting in originating automotive finance receivables that do not perform as expected or we are unable to sell because they are based on inaccurate credit profiles. Originating a material amount of receivables with inaccurate or fraudulent credit profiles could have a material adverse effect on our business, results of operations, and financial condition.
Our operating history and historical reliance on DriveTime systems and services make it difficult to evaluate our current business and future prospects.
We launched our first market in 2013 and do not have a long history operating as a commercial company. In addition, we have only operated independently of DriveTime since November 1, 2014, and, following our spinoff from DriveTime, we remained dependent on DriveTime for a number of important operations, including locations for certain of our IRCs, vehicle inventory purchasing, and a number of administrative services. While many services historically provided by DriveTime are now provided by other vendors or have been brought in house, we continue to utilize DriveTime for certain services. Due to this and other factors, our operating results are not predictable and our historical results may not be indicative of our future results.
The success of our business relies heavily on our marketing and branding efforts, and these efforts may not be successful.
We believe that an important component of our growth will be the growth of visitors to our website and mobile application. Because we are a consumer brand, we rely heavily on marketing and advertising to increase brand visibility with potential customers. We currently advertise through a blend of brand and direct advertising channels with the goal of increasing the strength, recognition, and trust in the Carvana brand and driving more unique visitors to our website and mobile application.

We recorded expenses of approximately $204 million, $286 million, and $479 million on advertising in the years ended December 31, 2019, December 31, 2020, and December 31, 2021, respectively.
Our business model relies on our ability to scale rapidly and to decrease incremental customer acquisition costs over time as we grow. If we are unable to recover our marketing costs through increases in customer traffic and in the number of transactions by users of our website and mobile application, if our advertising partners refuse to customize their products and services to accommodate our business model, if our advertising partners refuse to work with us at competitive rates or at all, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations, and financial condition.
We rely on internet search engines, vehicle listing sites, lead generators, automotive finance providers, and social networks to help drive traffic to our website and mobile application, and if we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic would decline and our business would be adversely affected.
We depend in part on internet search engines (such as Google and Bing), vehicle listing sites (such as AutoTrader.com, CarGurus.com and TrueCar.com), lead generators, automotive finance partners, and social networking sites (such as Facebook) to drive traffic to our website and mobile application. Our ability to maintain and increase the number of visitors directed to our website and mobile application is not entirely within our control. Our competitors may increase their search engine optimization efforts and outbid us for placement on various vehicle listing sites or search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, if vehicle listing sites refuse to display any or all of our inventory in certain geographic markets, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Internet search engine providers could provide automotive dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website and mobile application have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website and mobile application through internet search engines, vehicle listing sites, lead generators, automotive finance providers, or social networking sites could harm our business and operating results.
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
We utilize telephone calls and text messaging as a means of responding to and marketing to consumers interested in purchasing, trading in, selling or financing vehicles and related products and services, including insurance. We generate leads from our website and mobile application by prompting potential customers to provide their phone numbers so that we can contact them in response to their interest in financing terms, trading in or selling vehicles, or purchasing a specific vehicle. We also pay others for leads. A portion of our revenue comes from purchases, sales, and financing that involves a call or text made by our internal call centers, automated communications systems, or vendors we engage to reach out to these potential customers.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future regulations and laws could impede the growth of the internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, online payments and funds transfers, privacy, cybersecurity, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, advertising, unencumbered internet access to our services and the design and operation of our website and mobile application. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. Unfavorable interpretation or enforcement of regulations and laws, or newly promulgated unfavorable regulations and laws, could diminish the demand, including online demand, for used vehicles and complementary products and services and increase our cost of doing business.
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
Our future success depends in part on our ability to provide adequate functionality for visitors who use mobile devices to shop for used vehicles and the number of transactions with us that are completed by those users. In recent years the proportion of U.S. consumers who use mobile devices to access websites has generally increased. A shift to mobile technology by our users may harm our business in the following ways:
•customers visiting our website from a mobile device or accessing our website through a mobile application may not accept mobile technology as a viable long-term platform to buy or sell a vehicle. This may occur for a number of reasons, including our ability to provide the same level of functionality to a mobile device that we provide on a desktop computer, the actual or perceived lack of security of information on a mobile device and possible disruptions of service or connectivity;
•we may not continue to innovate and introduce enhanced products that can be suitably conveyed on mobile platforms;
•consumers using mobile devices may believe that our competitors offer superior products and features based in part on our inability to provide sufficient functionality to convince a mobile device user to transact with us; or
•regulations related to consumer finance disclosures, including the Truth in Lending Act and the Fair Credit Reporting Act, may be interpreted, in the context of mobile devices, in a manner which could expose us to legal liability in the event we are found to have violated applicable laws.
If we do not develop suitable functionality for users who access our website using a mobile device, our business and operating results could be harmed.
Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues.
Decreases in consumer demand could adversely affect the market for used vehicles and, as a result, reduce the number of consumers using our website and mobile application. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of used vehicle sales in the United States decreased from approximately 41.4 million in 2007 to approximately 35.5 million in 2009, according to CNW Research Retail Automotive Summary. Purchases of new and used vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including the COVID-19 pandemic, rising interest rates, rising vehicle prices, the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased regulation and increased unemployment. Increased environmental regulation has made, and may in the future make, used vehicles more expensive and less desirable for consumers. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including urbanization, global supply chain challenges and other macroeconomic issues. For example, rideshare services, such as Uber and Lyft, are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles we sell, particularly if urbanization increases. Additionally, new technologies such as autonomous driving software have the potential to change the dynamics of vehicle ownership in the future. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
The current geographic concentration where we provide services creates an exposure to severe weather, local economies, regional downturns, or catastrophic occurrences that may materially adversely affect our financial condition and results of operations.
As of December 31, 2021, we conduct business through fourteen IRCs located in Alabama, Arizona, Arkansas, Florida, Georgia, Indiana, New Jersey, North Carolina, Ohio, Tennessee, Texas, and Utah, managing fulfillment to over 300 metropolitan areas across most of the United States. We hold the majority of our inventory at these fourteen locations. Our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns and other unforeseen events or circumstances in those regions. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory and delays in the delivery of vehicles to our IRCs, hubs, vending machines, or customers.
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
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, build and maintain our inventory of quality used vehicles, develop new products or services (including vehicle-financing services) or further improve existing products and services, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, and we currently expect to engage in a debt financing to fund the ADESA U.S. Auction Acquisition (our obligation to fund the purchase price of the ADESA U.S. Auction Acquisition is not subject to a financing contingency or condition). However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future, including in connection with the ADESA U.S. Auction Acquisition, could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. For example, the indentures governing our 2025, 2027, 2028, and 2029 Notes limit our ability and certain of our subsidiaries’ ability to, among other things, incur additional debt or issue preferred stock, create liens, pay dividends and make other distributions, redeem or repurchase stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Senior Unsecured Notes."
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
We rely on agreements with lenders to finance our vehicle inventory purchases. If we are unable to extend the agreements on favorable terms or at all, or if the agreements expire and are not renewed, our inventory supply may decline, resulting in fewer vehicles available for sale on our website and mobile application. For example, our agreement with Ally matures in March 2023 and may be extended for an additional period at Ally’s sole discretion. If we are unable to renew the facility with Ally or find a satisfactory replacement, whether because of our financial and operating performance or for other reasons, our ability to acquire inventory would be adversely affected. New funding arrangements may be at higher interest rates or other less favorable terms. These financing risks, in addition to rising interest rates and changes in market conditions, if realized, could negatively impact our results of operations and financial condition.
Errors in our contracts with our customers could render them unenforceable or ineligible for sale. If we have already sold contracts with errors in them, we could be required to repurchase them.
We enter into purchase agreements, buyer’s orders, retail installment contracts, consumer loan contracts, and other contracts with our customers that are generated automatically based upon information the customer enters into our website or mobile application. The contracts are intended to comply with the applicable consumer lending and other commercial and legal requirements of the relevant jurisdictions. We face the risk, however, that the auto-generated forms may inadvertently contain errors or omissions or otherwise fail to comply with applicable regulations in a manner that would render such contracts unenforceable. For example, most jurisdictions impose a maximum interest rate cap that we can charge our customers. If we exceed the relevant cap, our retail installment contracts in such jurisdiction may be unenforceable, and in some instances, we may be required to pay damages or repay any financing charges previously collected. If a significant number of our retail installment contracts are rendered unenforceable, our financial condition and results of operations may be adversely affected.
We generally seek to sell automotive finance receivables to financing partners or in securitization transactions. The financing partners who agree to buy or fund our loans, and the documents governing our securitizations, require that we make certain customary representations about the eligibility of those contracts for sale. If these receivables do not meet the specified representations, we have in the past been, and may in the future be, forced to repurchase these receivables. If we sell a significant amount of receivables that do not meet the predetermined representations, we may be required to use cash on hand or to obtain alternative financing in order to repurchase them. Any significant repurchases could have a material adverse effect on our business, results of operations, and financial condition, and may jeopardize our ability to sell contracts to those or other financing partners or purchasers in the future.
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
We currently rely on agreements with lenders or institutional real estate investors to finance certain real estate capital expenditures, including vending machines and IRCs, and may continue to do so in the future. If we are unable to enter into new financing agreements for such assets on favorable terms or at all, whether because of our financial and operating performance or for other reasons, our ability to construct and operate additional IRCs and vending machines would be adversely affected. New funding arrangements may be at higher interest rates than historical real estate financing or contain other less favorable terms. If realized, these financing risks, in addition to rising interest rates and changes in market conditions, could negatively impact our results of operations and financial condition.

We collect, process, store, share, disclose, and use personal information and other data. Our actual or perceived failure to protect such information and data, mitigate data loss, and prevent a cybersecurity or other incident could damage our reputation and harm our business and operating results.
We collect, process, store, share, disclose, and use sensitive information and other data provided by consumers and employees, including personally identifying information. We rely on encryption and authentication technology licensed from third parties to securely transmit and store such information. We also may share this information with third-party service providers as part of our business operations. We expend significant resources to protect against both internal and external security breaches and may need to expend more resources depending upon, for example, changes in the dynamic cybersecurity climate, expected growth of our company, new or changing business ventures or practices, and/or in the event we need to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by consumers, employees, and vendors could harm our reputation and expose us to a risk of loss or litigation, regulatory scrutiny, and possible liability, any of which could adversely affect our business and operating results.
Additionally, concerns about how we collect, protect, store, use, or disclose personal information, or other privacy related matters, even if unfounded, could harm our business and operating results.
We are subject to numerous and rapidly evolving federal, state, and local laws regarding privacy, cybersecurity and the collection, use, and disclosure of personal information and other data. The laws are subject to differing interpretations, and both the laws and their interpretations are often inconsistent across jurisdictions. We are also subject to contractual requirements and others’ privacy policies that govern how we use and protect personal information and other data. They may be costly to comply with, and may conflict with other contractual obligations, laws, regulations, or rules. These obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules, obligations, or our practices. New regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy- or cybersecurity-related obligations to consumers, employees, or other third parties, or our privacy- or cybersecurity-related legal obligations, or any compromise generally of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other customer or employee data, may result in governmental enforcement actions, litigation, provision of required notifications to consumers or public statements against us by consumer advocacy groups or others and could cause consumers, employees, commercial partners, securitization or real estate investors, and receivable or real estate financing partners to lose trust in us, which could have an adverse effect on our business. If commercial partners, developers, or other parties that we work with violate applicable laws, contractual assurances with us, or our policies, such violations may also put consumers’, employees’, commercial partners’, or receivable financing partners’ information at risk and could in turn harm our reputation, business, and operating results.
A significant disruption in service on our website or mobile application on any medium could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results, and financial condition.
Our brand, reputation, and ability to attract consumers depend on the reliable performance of our website and mobile application and the supporting systems, technology, and infrastructure. We may experience significant interruptions to our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, computer viruses, or physical or electronic break-ins, including from ransomware or distributed denial of service attacks could limit the availability of our inventory on our website and mobile application and prevent or inhibit consumers from accessing our website or mobile application. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.
Substantially all of the communications, network, and computer hardware used to operate our website and mobile application are located at co-location facilities. Although we have multiple locations, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could damage our systems and hardware or could cause them to fail.
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
Our business depends on our intellectual property, technology, and confidential information, the protection of which is crucial to the success of our business. For example, we have developed proprietary algorithms to price the vehicles we purchase and sell, to determine the financing terms we offer customers, and to power our in-house logistics network. Our intellectual property also includes, but is not limited to: inventions (whether or not patentable), the content of our website, mobile applications, registered and unregistered trademarks and trade dress rights, registered domain names, our photography technology, and our vending machine design and technology. We rely on a combination of patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect these algorithms and our other intellectual property, technology, and confidential information. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring certain of our employees and consultants to enter into confidentiality and invention assignment agreements and certain third parties to enter into nondisclosure agreements. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by the employees and consultants. In addition, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website or mobile application features, software, and functionality, or to obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also limit the scope of our rights and inhibit us from preventing others from using our technology.

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
Our success depends in part on not infringing patents or violating other intellectual property rights of others. Intellectual property disputes can be costly to settle or defend and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent and trademark rights occurs in the e-commerce industry. Whether merited or not, it is possible that U.S. patents, pending patent applications, and trademarks controlled by third parties may be alleged to cover our products, branding, and other activities. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain patents that prevent, limit, or otherwise interfere with our ability to use our technology or processes that are necessary to operate our business. Our competitors may have one or more patents for which they can threaten or initiate patent infringement actions against us or any of our suppliers. From time to time and in the ordinary course of business, we may develop non-infringement or invalidity positions with respect to the patents of others, which may not be accepted by a judge or jury if such patents were asserted against us. Our ability to defend ourselves or our suppliers may be limited by our financial and human resources, the availability of reasonable defenses, and the ultimate acceptance of our defenses by the courts or juries. Furthermore, if such patents or trademark rights are successfully enforced against us, this may result in an adverse impact on our business, including injunctions, damages, and attorneys’ fees.
We may receive communications alleging infringement of patents, trademarks, copyrights, or other intellectual property rights or misappropriation of trade secrets, or offering licenses to such intellectual property. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. At any given time, we may be involved as either a plaintiff or a defendant in a number of intellectual property actions, the outcomes of which may not be known for prolonged periods of time.
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
We rely on third-party technology for certain of our critical business functions, including supply chain and inventory management, customer identity verification for financing, transportation fleet telemetry, network infrastructure for hosting the website and mobile application, inventory data, software libraries, development environments and tools, services to allow customers to digitally sign contracts, customer service call center management software, automation controls and software for our vending machines, hosted telephony, human resource management, and security. If these technologies fail or we cannot maintain our relationships with the technology providers and we cannot find suitable alternatives, our financial condition and operation results may be adversely affected.
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
Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, other constituents within the automotive industry, and competitive pressures. In the past, we have occasionally done so by acquiring complementary businesses and technologies rather than through internal development, and we may do so again in the future. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•coordination of technology, research and development, and sales and marketing functions;
•transition of the acquired company’s users to our website and mobile application;
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
Risks Related to Our Organizational Structure
Our principal asset is our indirect interest in Carvana Group, and, accordingly, we depend on distributions from Carvana Group to pay our taxes and expenses, including payments under the 2025, 2027, 2028, and 2029 Notes and Tax Receivable Agreement. Carvana Group’s ability to make such distributions may be subject to various limitations and restrictions.
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
Debt obligations. We have payment obligations under our 2025, 2027, 2028, and 2029 Notes (detailed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources"

and Note 9—Debt Instruments—Long Term Debt). Under the terms of the LLC Agreement, Carvana Group is obligated to make distributions to us for the payment of obligations under these notes.
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
As of December 31, 2021, we had outstanding, on a consolidated basis (1) $2.5 billion aggregate principal amount of our 2025, 2027, 2028, and 2029 Notes, (2) $2.1 billion aggregate principal amount of borrowings under our amended and restated vehicle inventory financing and security agreement with Ally Financial, dated as of September 29, 2020, as amended (the "Floor Plan Facility") and the Finance Receivable Facilities (as defined below), (3) $206 million aggregate principal amount of indebtedness represented by our finance lease agreements between us and providers of equipment financing, (4) $10 million aggregate principal amount of indebtedness represented by our promissory note agreements between us and providers of equipment financing, and (5) an outstanding balance of $282 million relating to secured borrowing facility through which we finance certain retained beneficial interests in our securitizations. Also, as of December 31, 2021, we had, on a consolidated basis, $447 million of other long-term debt related to our sale leaseback transactions. Our substantial indebtedness could have significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our current and future indebtedness, including our 2025, 2027, 2028, and 2029 Notes and Floor Plan Facility;
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
We may incur significant additional indebtedness in the future, and we currently expect to incur additional indebtedness in connection with the ADESA U.S. Auction Acquisition. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. If new debt is added to our currently anticipated indebtedness levels, including in connection with the ADESA U.S. Auction Acquisition, the related risks that we face could intensify.
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
On March 5, 2021, the administrator for LIBOR announced that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month, and 12-month LIBOR settings on July 1, 2023. The replacement of LIBOR with an alternative rate or benchmark may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the discontinuance of LIBOR or the establishment and use of alternative rates or benchmarks. We may need to amend certain contracts or enter into new ones and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.

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
Although we have a demonstrated history of securitizing since 2019, we can give no assurances that we will be able to complete additional securitizations if the securitization markets become constrained. In addition, the value of any securities that we may retain in our securitizations, including securities retained to comply with the Risk Retention Rules (defined below), might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or the financial markets. If it is not possible or economical for us to securitize our automobile finance receivables in the future, we would need to seek alternative financing to support our operations and to meet our existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our results of operations, financial condition, and liquidity.
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
We have also participated in other structured finance transactions that we have determined are not securitizations requiring risk retention, and accordingly, we have not sought to comply with any Risk Retention Rules that would be applicable to securitization transactions. The Risk Retention Rules are subject to varying interpretations, and one or more regulatory or governmental authorities could take positions with respect to the Risk Retention Rules that conflict with, or are inconsistent with, the Risk Retention Rules as understood by or interpreted by us, the securitization industry generally, or past or current regulatory or governmental authorities. There can be no assurance that applicable regulatory or governmental authorities will agree with any of our determinations described above, and if such authorities disagree with such determinations, we may be exposed to additional costs and expenses, in addition to potential liability. We have implemented procedures to comply with the Risk Retention Rules (and other related laws and regulations), as currently understood by us. Maintenance and adherence to these procedures may be costly and may adversely affect our operating results.
In addition to the costs generated by our efforts to comply with applicable Risk Retention Rules, which may be significant, compliance with any applicable Risk Retention Rules may require capital, which could potentially have been deployed in other ways that could have generated better value. Holding risk retention interests or loans in contemplation of structured financing increases our exposure to the performance of the loans that underlie or are expected to underlie those transactions. Accordingly, although compliance with applicable Risk Retention Rules would be expected to more closely align our incentives with those of the investors in our loans, it is also expected that poor loan performance may have a heightened adverse effect on the value of our shares. This may exacerbate the negative effects of poor loan performance on the value of our shares.

Risks Related to Ownership of our Class A Common Stock
The Garcia Parties control us and their interests may conflict with our or our stockholders’ interests in the future.
The Garcia Parties together hold approximately 88% of the voting power of our outstanding capital stock through their beneficial ownership of our Class A and Class B common stock as of December 31, 2021. The Garcia Parties are entitled to ten votes per share of Class B common stock they beneficially own, for so long as the Garcia Parties maintain, in the aggregate, direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A Units were exchanged for Class A common stock). Our Class A common stock has one vote per share. So long as the Garcia Parties continue to beneficially own a sufficient number of shares of Class B common stock, even if they beneficially own significantly less than 50% of the shares of our outstanding capital stock, the Garcia Parties will continue to be able to effectively control our decisions. For example, if the Garcia Parties hold Class B common stock amounting to 25% of our outstanding capital stock, they would collectively control 74% of the voting power of our capital stock.
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
In addition, the Garcia Parties may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks. For example, the Garcia Parties could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. The Garcia Parties may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Garcia Parties control and own substantially all interest in DriveTime, which could compete more directly with us in the future. Our amended and restated certificate of incorporation provides that none of the Garcia Parties or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Garcia Parties also may pursue acquisition opportunities that may otherwise be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
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
Under the 2017 Omnibus Incentive Plan. We have reserved 14.0 million shares of Class A common stock for issuance under our 2017 Incentive Plan (as defined in Note 12 — Equity-Based Compensation). As of December 31, 2021 we have granted 3 million restricted stock awards and units and options to purchase 2 million shares of Class A common stock to certain consultants, directors, and employees. After considering the granted and forfeited awards, we have 10 million shares of Class A common stock available for future issuance under our 2017 Incentive Plan as of December 31, 2021.
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
Under the Carvana Co. 2021 Employee Stock Purchase Plan. We have reserved 500,000 shares of Class A common stock for issuance under our ESPP (as defined in Note 12 – Equity-Based Compensation). As of December 31, 2021, we have issued 2,494 shares of Class A common stock to certain employees. We have 497,506 shares of Class A common stock available for future issuance under our ESPP as of December 31, 2021.

Substantial blocks of our total outstanding shares may be sold into the market. If there are substantial sales of shares of our Class A common stock, the price of our Class A common stock could decline.
The price of our Class A common stock could decline if there are substantial sales of our Class A common stock (including sales of Class A common stock issuable upon exchange of LLC Units), particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our Class A common stock available for sale. As of December 31, 2021, we have 90 million shares of our Class A common stock outstanding. All the shares of Class A common stock sold in our IPO and various follow-on offerings are available for sale in the public market. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.
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
Risks Related to the ADESA U.S. Auction Acquisition
We may be unable to successfully integrate the operations of Carvana and the Acquired Business and we may not realize the anticipated synergies and cost savings from our combination. If the ADESA U.S. Auction Acquisition does not achieve its intended results, our business, financial condition and results of operations could be materially and adversely affected.

On February 24, 2022, Carvana Group entered into a definitive agreement (the “Purchase Agreement”) to acquire the U.S based physical auction business of ADESA, Inc. (the “Acquired Business”) from KAR Auction Services, Inc. in a carve-out transaction, for approximately $2.2 billion in cash, subject to customary adjustments (the “ADESA U.S. Auction Acquisition”).

The acquisition of the Acquired Business by Carvana will involve the integration of two businesses that previously operated independently, and the unique business cultures of the two businesses may prove to be incompatible. The anticipated integration of the Acquired Business into the operations of Carvana will be a significant undertaking and will require significant attention from our management team. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, customer and supplier relationships, the disruption of each party’s ongoing businesses, processes, and systems, or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the ADESA U.S. Auction Acquisition. Our results of operations could also be adversely affected by any issues attributable to the Acquired Business’s operations that arise or are based on events or actions that occur prior to the closing of the ADESA U.S. Auction Acquisition. We may have difficulty addressing possible differences in corporate cultures and management philosophies between the Acquired Business and us. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization.

Although on a pro forma basis after giving effect to the ADESA U.S. Auction Acquisition, we expect certain synergy benefits following the consummation of the acquisition, actual acquisition synergies and cost savings could differ materially from our current expectations.

These expected synergies and cost savings are based on estimates and assumptions made by us that are inherently uncertain, and are subject to significant business, economic, and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. We cannot assure you that we will achieve the full amount of expected synergies and cost savings on the schedule anticipated, or at all, that the actual expenses required to achieve these synergies and cost savings will not materially exceed our current estimates, or that these synergies and cost savings will not have other adverse effects on our business. Failure to achieve the anticipated benefits of the ADESA U.S. Auction Acquisition could result in increased costs or decreases in the amount of expected revenue and could materially adversely affect our business, financial condition, and results of operations.

The assumption of unknown liabilities in the ADESA U.S. Auction Acquisition may harm our financial condition and results of operations.

At the closing of the ADESA U.S. Auction Acquisition, we will assume certain of the Acquired Business’s liabilities, including known and unknown contingent liabilities. If there are significant unknown obligations, or if we incur significant losses arising from known contingent liabilities assumed by us upon closing of the acquisition, the combined company’s business could be materially and adversely affected. We may learn additional information about the Acquired Business that adversely affects the combined company, such as unknown liabilities, or issues that could affect our ability to comply with applicable laws. As a result, we cannot assure you that the ADESA U.S. Auction Acquisition will be successful or that it will not, in fact, harm our business. Among other things, if the Acquired Business’s liabilities are greater than expected, or if there are material obligations of which we are not aware, our business could be materially and adversely affected. If we become responsible for substantial unindemnified or uninsured liabilities, these liabilities may have a material adverse effect on our financial condition and results of operations.

We do not currently control the Acquired Business and will not control its business or assets until the consummation of its acquisition.

We do not currently control the Acquired Business and will not control its business or assets until the consummation of the ADESA U.S. Auction Acquisition. While the Purchase Agreement relating to the ADESA U.S. Auction Acquisition imposes certain limitations on how the Acquired Business manages its business prior to the consummation of the ADESA U.S. Auction Acquisition, we cannot assure you that, prior to the consummation of the ADESA U.S. Auction Acquisition, the Acquired Business will be operated in the same way as it would be under our control.

While the ADESA U.S. Auction Acquisition is pending, we and the Acquired Business will be subject to business uncertainties that could adversely affect our respective businesses.

Our success following the announcement of the ADESA U.S. Auction Acquisition will depend in part upon the ability of us and the Acquired Business to maintain our respective business relationships. Uncertainty about the effect of the ADESA U.S. Auction Acquisition on customers, suppliers, employees, and other constituencies may have a material adverse effect on us and the Acquired Business. Customers, suppliers, and others who deal with us or the Acquired Business may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships, or take other actions as a result of the ADESA

U.S. Auction Acquisition that could negatively affect the revenues, earnings, and cash flows of our company or the Acquired Business. If we are unable to maintain these business and operational relationships, our financial position, results of operations, or cash flows could be materially affected.

The ADESA U.S. Auction Acquisition may not be completed on a timely basis, or at all, and the failure to complete the ADESA U.S. Auction Acquisition could adversely affect our business and financial results.

We can provide no assurance that the ADESA U.S. Auction Acquisition will be consummated or consummated on a timely basis. The ADESA U.S. Auction Acquisition is subject to a number of conditions which are not within our control. There can be no assurance as to when, or if, the conditions to closing of the ADESA U.S. Auction Acquisition will be satisfied or waived or that other events will not intervene to delay the ADESA U.S. Auction Acquisition or result in the termination of the Purchase Agreement.

If the ADESA U.S. Auction Acquisition is not completed, our ongoing business and financial results may be adversely affected, and we will be subject to a number of risks, including the following:

•depending on the reasons for the failure to complete the ADESA U.S. Auction Acquisition, we could be liable for monetary or other damages in connection with the termination or breach of the Purchase Agreement;

•we have dedicated significant time and resources, financial and otherwise, in planning for the ADESA U.S. Auction Acquisition and the associated integration, of which we would lose the benefit if the ADESA U.S. Auction Acquisition is not completed;

•while the Purchase Agreement is in force, we are restricted from taking certain actions that would reasonably be expected to prevent, materially delay, or materially impede the consummation of the ADESA U.S. Auction Acquisition, which restrictions may adversely affect our ability to execute certain of our business strategies; and

•matters relating to the ADESA U.S. Auction Acquisition may require substantial commitments of time and resources by our management, whether or not the ADESA U.S. Auction Acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, any failure to complete the ADESA U.S. Auction Acquisition could have a negative impact on our business, financial results, as well as on our relationships with our customers, suppliers, and employees.

Acquisition accounting adjustments could adversely affect our financial results.

We will account for the completion of the ADESA U.S. Auction Acquisition using the acquisition method of accounting. We will allocate the total estimated purchase price to net tangible assets, amortizable intangible assets, and indefinite-lived intangible assets and assumed liabilities, including deferred revenue, and based on their fair values as of the date of completion of the ADESA U.S. Auction Acquisition record the excess, if any, of the purchase price over those fair values as goodwill. Differences between preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated and combined financial statements and the combined company’s future results of operations and financial position.

General Risk Factors
The obligations associated with being a public company require significant resources and management attention, and we have and will continue to incur increased costs as a result of being a public company.
As a public company, we face increased legal, accounting, administrative, and other costs and expenses. We have incurred and expect to continue to incur significant costs related to operating as a public company. We are subject to the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board, and the listing requirements of the NYSE, each of which imposes additional reporting and other obligations on public companies.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Corporate Headquarters. We lease approximately 1.4 million square feet of office space for our corporate headquarters at various locations in Tempe, Arizona, and Atlanta, Georgia.

Other Facilities. We recondition, photograph, and store inventory at our IRCs. Excluding unopened properties, we have IRCs in Winder, GA; Delanco, NJ; Blue Mound, TX; Tolleson, AZ; Greenfield, IN; Euclid, OH; Nashville, TN; Concord, NC; Heath, OH; Haines City, FL; West Memphis, AR; each of which is leased under either an operating lease or sale and leaseback transaction, and Bessemer, AL; Elyria, OH; and Tooele, UT, which are owned.

We use vending machines and hubs to deliver cars to customers. These locations are generally leased through an operating lease or a sale leaseback agreement accounted for as a finance transaction.

List of states with at least one hub or vending machine (excludes properties under construction)
Alabama Arizona Arkansas California Colorado Connecticut Delaware Florida Georgia Idaho Illinois	Indiana Iowa Kansas Kentucky Louisiana Maine Maryland Massachusetts Michigan Minnesota Mississippi	Missouri Nebraska Nevada New Hampshire New Jersey New Mexico New York North Carolina Ohio Oklahoma Oregon	Pennsylvania Rhode Island South Carolina Tennessee Texas Utah Virginia Washington West Virginia Wisconsin

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

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Holders of Record

We are authorized to issue up to 500 million shares of Class A common stock, up to 125 million shares of Class B common stock and up to 50 million shares of preferred stock. As of February 18, 2022, there were 3 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in "street name" accounts through brokers, banks, and other financial institutions. As of February 18, 2022, there were 8 shareholders of record of our Class B common stock.

Dividend Policy

We have not declared or paid any cash dividends on our Class A common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future. Holders of our Class B common stock are not entitled to receive dividends.

Stock Performance Graph

The following graph compares the total shareholder return from April 28, 2017, the date on which our Class A common shares commenced trading on the NYSE, through December 31, 2021 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index ("S&P 500") and (iii) the Standard and Poor's 500 Retailing Index ("S&P 500

Retailing Index"), assuming an initial investment of $100 on April 28, 2017 including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

Comparison of CVNA Cumulative Total Return Since IPO
$3,000
$2,000
$1,000
$—
4/28/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
CVNA
S&P 500
S&P 500 Retailing Index

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the year ended December 31, 2021, except as otherwise previously reported.

During the year ended December 31, 2021, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged 16 million LLC Units and 13 million shares of Class B common stock for 13 million shares of Class A common stock. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 6. [RESERVED]

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

COVID-19 Update

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic, and a number of state and local government authorities issued shelter in place and stay at home orders which negatively impacted our operations and the demand for used vehicles during the first half of 2020. During the second half of 2020 and continuing through December 2021, we have seen a recovery in general market conditions as demand for used vehicles has increased across our network, resulting in a 74.2% increase in used vehicle unit sales during the year ended December 31, 2021 compared to the year ended December 31, 2020. We have experienced and may continue to experience ongoing effects from COVID-19 such as production or other operational constraints that may negatively impact our operations and costs. However, we believe we have been relatively successful in navigating the impact of COVID-19 on our business to date and believe our business model positions us well to scale up and down to meet expected customer demand during and after the COVID-19 pandemic.

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

Used Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the year ended December 31, 2021, the number of vehicles we sold to retail customers grew by 74.2% to 425,237, compared to 244,111 in the year ended December 31, 2020. During the year ended December 31, 2020, our retail units sold grew by 37.5% to 244,111, compared to 177,549 in the year ended December 31, 2019. Our used vehicle sales in the year ended December 31, 2020 were negatively impacted at the onset of COVID-19 in the United States but have rebounded since then. We expect our used vehicle sales to grow in future periods with increased penetration in our current markets and expansion into new markets.

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

Our expansion model has enabled us to increase the number of markets we operate in each year, resulting in an increase in the total percentage of the U.S. population that we serve in each of the past nine years. Our market openings during 2021 increased the total percentage of the U.S. population served to 81.0% in 311 markets as of December 31, 2021 from 73.7% in 266 markets as of December 31, 2020. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan. We continually evaluate consumer demand and our operational capacity to determine our market opening and vending machine launch strategy.

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

Our largest source of revenue, used vehicle sales, totaled $9.9 billion, $4.7 billion, and $3.4 billion during the years ended December 31, 2021, 2020, and 2019, respectively. As we increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase along with retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales, which includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory, totaled $1.9 billion, $445 million, and $267 million during the years ended December 31, 2021, 2020, and 2019, respectively. We expect wholesale sales to increase with retail units sold through trade-ins and as we expand our program of acquiring vehicles from customers who wish to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage totaled $1.0 billion, $401 million, and $252 million during the years ended December 31, 2021, 2020, and 2019, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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

•Reduce average days to sale.  Our goal is generally to increase both our population coverage and our sales at a faster rate than we increase our inventory size, which we believe would decrease average days to sale due to a relative increase in demand versus supply. Reductions in average days to sale lead to fewer vehicle price reductions, and therefore higher average selling prices, all other factors being equal. Higher average selling prices in turn lead to higher gross profit per unit sold, all other factors being equal.

•Leverage existing IRC infrastructure. As we scale, we intend to more fully utilize the capacity in our fourteen existing IRCs, which collectively have capacity to inspect and recondition approximately 800,000 vehicles per year at full utilization.

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

Seasonality

Used vehicle sales generally exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business. COVID-19 impacted used vehicle sales in the first and second quarters of 2020 and stimulus payments and labor impacts associated with the different waves of COVID-19 have had impacts on seasonality, and may continue to do so in ways that are uncertain. See COVID-19 Update in this Item. See Item 1A "Risk

Factors - Risks Related to Our Business - We expect to experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business."

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

Relationship with Related Parties

For discussion about our relationships with related parties, refer to Note 6 — Related Party Transactions of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K and our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

	Years Ended December 31,
	2021	2020	2019
Retail units sold	425,237	244,111	177,549
Population coverage	81.0%	73.7%	66.9%
Average monthly unique visitors (in thousands)	17,854	8,535	5,123
Number of IRCs	14	11	7
Total website units	71,062	31,234	25,977
Total gross profit per unit (1)	$4,537	$3,252	$2,852

(1) Includes $0, $2, and $31, respectively, related to the 100k Milestone Gift.

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

Number of IRCs

Number of IRCs is a new key operating metric. An IRC is an industrial site where we inspect, recondition, photograph, and store vehicles for sale on our website. As we continue to grow, our number of IRCs is a more important metric than average days to sale due to the impact of IRC capacity on retail units sold and the relative stability of average days to sale in recent years. We define the number of IRCs as the number of owned or leased IRCs in which Carvana employees perform our 150-point inspection and recondition vehicles to “Carvana Certified” standards before sale to customers. As we scale, we intend to more fully utilize the capacity in our existing 14 IRCs, which, as of December 31, 2021, collectively have capacity to inspect and recondition approximately 800,000 vehicles per year at full utilization. As we increase our number of IRCs, we increase this capacity to inspect and recondition vehicles, which in turn increases the number of vehicles we can sell.

Total Website Units

We define total website units as the number of vehicles listed on our website on the last day of a given reporting period, including vehicles available for sale, vehicles currently engaged in a purchase or reserved by a customer, and vehicles that can be reserved that generally have not yet completed the inspection and reconditioning process. We view total website units as a key measure of our growth. Growth in total website units increases the selection of vehicles available to consumers, which we believe will allow us to increase the number of vehicles we sell. Moreover, growth in total website units indicates our ability to scale our vehicle purchasing, inspection and reconditioning operations. As part of our inventory strategy, over time we may choose not to expand total website units while continuing to grow sales, thereby improving other key operating metrics of the business.

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

The number of used vehicles we sell depends on the volume of traffic to our website, our population coverage, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customer's purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general economic conditions. Absent the impact of COVID-19, on a quarterly basis, the number of used vehicles we sell is also affected by seasonality, with demand for used vehicles reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of used vehicle sales expected to occur in the fourth calendar quarter. The impact of COVID-19 and related stimulus payments and labor impacts on seasonality is uncertain.

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

Other Expense (Income)

Other expense (income), net includes changes in fair value on our beneficial interests in securitizations, purchase price adjustment receivables, and fair value adjustments related to our warrants to acquire Root Class A common stock as discussed in Note 17 — Fair Value of Financial Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, along with other general expenses such as gains or losses from disposals of long-lived assets.

Income Tax Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (“Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. As of December 31, 2021, the Company's income tax expense is related to certain subsidiaries.

Results of Operations

	Years Ended December 31,
	2021	2020	Change	2019	Change

	(dollars in millions, except per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$9,851	$4,741	107.8%	$3,421	38.6%
Wholesale vehicle sales (1)	1,920	445	331.5%	267	66.7%
Other sales and revenues (2)	1,043	401	160.1%	252	59.1%
Total net sales and operating revenues	$12,814	$5,587	129.4%	$3,940	41.8%
Gross profit:
Used vehicle gross profit	$697	$359	94.2%	$238	50.8%
Wholesale vehicle gross profit (1)	189	34	455.9%	17	100.0%
Other gross profit (2)	1,043	401	160.1%	252	59.1%
Total gross profit	$1,929	$794	142.9%	$507	56.6%
Unit sales information:
Used vehicle unit sales	425,237	244,111	74.2%	177,549	37.5%
Wholesale vehicle unit sales	170,056	55,204	208.1%	39,895	38.4%
Per unit selling prices:
Used vehicles	$23,167	$19,420	19.3%	$19,266	0.8%
Wholesale vehicles	$11,287	$8,065	40.0%	$6,707	20.2%
Per unit gross profit:
Used vehicle gross profit	$1,638	$1,472	11.3%	$1,340	9.9%
Wholesale vehicle gross profit	446	138	223.2%	94	46.8%
Other gross profit	2,453	1,642	49.4%	1,418	15.8%
Total gross profit	$4,537	$3,252	39.5%	$2,852	14.0%
Per wholesale unit gross profit:
Wholesale vehicle gross profit	$1,116	$610	83.0%	$422	44.5%

(1) Includes $54, $4, and $0, respectively, of wholesale revenue from related parties.
(2) Includes $208, $105, and $60, respectively, of other sales and revenues from related parties.

Used Vehicle Sales

Fiscal 2021 Versus 2020. Used vehicle sales increased by $5.2 billion to $9.9 billion during the year ended December 31, 2021 compared to $4.7 billion during the year ended December 31, 2020. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 425,237 from 244,111 during the years ended December 31, 2021 and 2020, respectively. The increase in units sold was driven by growth in existing markets due to expanded inventory selection, enhanced marketing efforts, increased brand awareness, customer referrals, and growth in market population coverage to 81.0% as of December 31, 2021 from 73.7% as of December 31, 2020. In addition, the average selling price of our retail units sold increased to $23,167 in the year ended December 31, 2021 from $19,420 in the prior year, due primarily to overall appreciation in the used vehicle market compared to the year ended December 31, 2020.

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

Wholesale Vehicle Sales

Fiscal 2021 Versus 2020. Wholesale vehicle sales increased by $1.5 billion to $1.9 billion during the year ended December 31, 2021, compared to $445 million during the year ended December 31, 2020. We have seen an increase in wholesale vehicle sales as we have increased the number of vehicles acquired from customers who did not purchase a retail vehicle from us and through trade-ins received for retail units sold. In addition, the average selling price of our wholesale units sold increased to $11,287 during the year ended December 31, 2021 from $8,065 during the year ended December 31, 2020, due to the mix of vehicles acquired from customers and strong wholesale market prices.

Fiscal 2020 Versus 2019. Wholesale vehicle sales increased by $178 million to $445 million during the year ended December 31, 2020, compared to $267 million during the year ended December 31, 2019. We primarily obtain our wholesale inventory by acquiring vehicles from customers. As our retail unit sales increased, so did the trade-ins we received. Moreover, during the year ended December 31, 2020, we also acquired more vehicles from customers who did not purchase a retail unit from us. In addition, the average selling price of our wholesale units sold increased to $8,065 during the year ended December 31, 2020 from $6,707 during the year ended December 31, 2019, due primarily to the mix of vehicles acquired from customers and strong wholesale market prices.

Other Sales and Revenues

Fiscal 2021 Versus 2020. Other sales and revenues primarily consist of gains on the sales of finance receivables we originate, commissions we receive on sales of VSCs and sales of GAP waiver coverage. Other sales and revenues increased by $642 million to $1.0 billion during the year ended December 31, 2021, compared to $401 million during the year ended December 31, 2020. This increase was primarily driven by originating and selling more finance receivables due to our increased retail unit sales and higher average sale price, resulting in an increase in gain on loan sale. Additionally, the increase was due to an increase in retail units sold, which led to an increase in VSC sales, along with an increase in interest income during the year ended December 31, 2021 from interest earned on finance receivables held on balance sheet prior to selling them throughout the year.

Fiscal 2020 Versus 2019. Other sales and revenues increased by $149 million to $401 million during the year ended December 31, 2020, compared to $252 million during the year ended December 31, 2019. This increase was primarily driven by originating and selling more finance receivables, resulting in an increase in gain on loan sale. Additionally, the increase in retail units sold, led to an increase in VSC sales and GAP waiver coverage sales, along with an increase in interest income during the year ended December 31, 2020 from interest earned on finance receivables held on balance sheet prior to selling them throughout the year.

Used Vehicle Gross Profit

Fiscal 2021 Versus 2020. Used vehicle gross profit increased by $338 million to $697 million during the year ended December 31, 2021, compared to $359 million during the year ended December 31, 2020. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $1,638 for the year ended December 31, 2021 compared to $1,472 for the year ended December 31, 2020. The per unit increase was primarily driven by acquiring more vehicles from customers.

Fiscal 2020 Versus 2019. Used vehicle gross profit increased by $121 million to $359 million during the year ended December 31, 2020, compared to $238 million during the year ended December 31, 2019. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $1,472 for the year ended December 31, 2020 compared to $1,340 for the year ended December 31, 2019. The per unit increase was primarily driven by acquiring more vehicles from customers.

Wholesale Vehicle Gross Profit

Fiscal 2021 Versus 2020. Wholesale vehicle gross profit increased by $155 million to $189 million during the year ended December 31, 2021, compared to $34 million during the year ended December 31, 2020. This increase was driven primarily by an increase in wholesale units sold to 170,056 during the year ended December 31, 2021 from 55,204 in the prior year, along with an increase in wholesale vehicle gross profit per wholesale unit to $1,116 for the year ended December 31, 2021 compared to $610 for the year ended December 31, 2020. The increase in number of wholesale vehicles sold and the improved gross profit per wholesale unit were primarily due to acquiring more vehicles from customers and strong wholesale market prices, respectively.

Fiscal 2020 Versus 2019. Wholesale vehicle gross profit increased by $17 million to $34 million during the year ended December 31, 2020, compared to $17 million during the year ended December 31, 2019. This increase was driven primarily by an increase in wholesale units sold to 55,204 during the year ended December 31, 2020 from 39,895 in the prior year, along with an increase in wholesale vehicle gross profit per wholesale unit to $610 for the year ended December 31, 2020 compared to $422 for the year ended December 31, 2019. The increase in number of wholesale vehicles sold and the improved gross profit per wholesale unit were primarily due to acquiring more vehicles from customers and strong wholesale market prices in the latter part of 2020, respectively.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Years Ended December 31,
	2021	2020	2019

	(in millions)
Compensation and benefits (1)	$667	$338	$245
Advertising	479	286	204
Market occupancy (2)	70	37	21
Logistics (3)	148	77	58
Other (4)	669	388	259
Total	$2,033	$1,126	$787

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
(3) Logistics includes fuel, maintenance, and depreciation related to operating our own transportation fleet, and third-party transportation fees, except the portion related to inbound transportation, which is included in cost of sales.
(4) Other costs include all other selling, general, and administrative expenses such as IT expenses, corporate occupancy, professional services and insurance, limited warranty, and title and registration.

Fiscal 2021 Versus 2020. Selling, general and administrative expenses increased by $907 million to $2.0 billion during the year ended December 31, 2021 compared to $1.1 billion during the year ended December 31, 2020. The increase was partially due to an increase in compensation and benefits of $329 million during the year ended December 31, 2021, which was primarily driven by expansion of our teams to support current and future growth. Advertising expense increased $193 million to $479 million during the year ended December 31, 2021 compared to $286 million during the year ended December 31, 2020, primarily due to an increase in advertising to drive growth in units sold and acquired from customers. Market occupancy, logistics, and other expenses also increased during the year ended December 31, 2021 compared to the prior year primarily due to an increase in the number of units sold, and in preparation for future growth.

Fiscal 2020 Versus 2019. Selling, general and administrative expenses increased by $339 million to $1.1 billion during the year ended December 31, 2020 compared to $787 million during the year ended December 31, 2019. The increase was partially due to an increase in compensation and benefits of $93 million during the year ended December 31, 2020, which was primarily driven by expansion of our teams to support our growth. The increase in selling, general, and administrative expenses was also due to an increase in advertising expense of $82 million to $286 million during the year ended December 31, 2020 compared to $204 million during the year ended December 31, 2019, primarily due to an increase in advertising to drive growth in units sold and acquired from customers. Market occupancy, logistics, and other expenses also increased during the year ended

December 31, 2020 compared to the prior year primarily due to an increase in the number of units sold, population coverage, and in preparation for future growth. These increases were partially offset by efforts to decrease and balance discretionary spend as a result of the uncertain economic environment surrounding the COVID-19 pandemic.

Interest Expense

Fiscal 2021 Versus 2020. Interest expense increased by $45 million to $176 million during the year ended December 31, 2021 compared to $131 million during the year ended December 31, 2020. The increase is primarily due to issuing our 2027 Notes and 2029 Notes, which resulted in approximately $14 million of increased interest expense. Interest expense also increased due to additional sale leaseback financing and borrowings on our short-term revolving facilities during the year ended December 31, 2021 compared to 2020.

Fiscal 2020 Versus 2019. Interest expense increased by $50 million to $131 million during the year ended December 31, 2020 compared to $81 million during the year ended December 31, 2019. The increase was primarily due to refinancing our Senior Notes, which resulted in approximately $34 million of debt extinguishment costs upon redemption of the 2023 Notes in the fourth quarter of 2020. The remaining increase was primarily due to additional senior notes issuance and sale leaseback financing, partially offset by a decrease in borrowings on our Floor Plan Facility during the year ended December 31, 2020 compared to 2019.

Other Expense (Income), Net

Other expense (income), net changed by $7 million to expense of $6 million compared to income of $1 million during the years ended December 31, 2021 and 2020, respectively. The changes are primarily due to fair value adjustments on our warrants to acquire Root Class A common stock, and on our retained beneficial interests in securitizations and purchase price adjustment receivables compared to 2020, when capital markets and loan performance assumptions were more uncertain, primarily due to COVID-19.

Income Tax Provision

We recognized an income tax expense of $1 million and an income tax benefit of less than $1 million in the years ended December 31, 2021 and December 31, 2020, respectively, from certain subsidiaries. We did not recognize an income tax expense or benefit during the year ended December 31, 2019.

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

	Years Ended December 31,
	2021	2020	2019

	(dollars in millions)
Net loss	$(287)	$(462)	$(365)
Depreciation and amortization expense	105	74	41
Interest expense	176	131	81
Income tax provision	1	—	—
EBITDA	$(5)	$(257)	$(243)

Total revenues	$12,814	$5,587	$3,940
EBITDA Margin	(0.0)%	(4.6)%	(6.2)%

Liquidity and Capital Resources

General

We generate cash from the sale of used retail vehicles, the sale of wholesale vehicles, proceeds from the sale of finance receivables originated in connection with the sale of used vehicles, and ancillary products. We generate additional cash flows through our financing activities including our short-term revolving inventory and finance receivable facilities, real estate and equipment financing, the issuance of long-term notes, and new issuances of equity. Historically, cash generated from financing activities has funded growth and expansion into new markets and strategic initiatives and we expect this to continue in the future.

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our future capital requirements will depend on many factors, including our rate of revenue growth, our construction of IRCs and vending machines, the timing and extent of our spending to support our technology and software development efforts, and increased population coverage. Additionally, as disclosed in Note 9 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, we are subject to certain restrictive covenants that limit our ability to, among other things, make intercompany payments and pay dividends.

We had the following liquidity resources available as of December 31, 2021 and 2020:

	December 31,
	2021	2020

	(in millions)
Cash and cash equivalents	$403	$301
Availability under short-term revolving facilities(1)	438	1,088
Availability under sale-leaseback agreements	—	19
Committed liquidity resources available	841	1,408
Unpledged vehicle inventory not included above	665	—
Unpledged real estate not included above	677	250
Unpledged beneficial interests in securitizations	100	48
Total liquidity resources	$2,283	$1,706

(1) Based on pledging all eligible vehicles and finance receivables under the available commitment in the Floor Plan Facility and Finance Receivable Facilities, excluding the impact to restricted cash requirements.

Our total liquidity resources is composed of cash and equivalents, availability under existing credit facilities, and additional unpledged assets, including vehicle inventory, finance receivables, real estate, and securities, on our balance sheet that can be financed using traditional asset-based financing sources.

Cash and cash equivalents includes cash deposits and highly liquid investment instruments with original maturities of three months or less, such as money market funds.

Availability under short-term revolving facilities is the available amount we can borrow under our existing vehicle inventory floor plan and finance receivable facilities based on the pledgable value of vehicle inventory and finance receivables on our balance sheet on the period end date. Availability under short-term revolving facilities is distinct from the total commitment amount of these facilities because it represents the currently borrowable amount, rather than committed future amounts that could be borrowed to finance future additional assets.

As of December 31, 2021 and 2020, the short-term revolving facilities had a total commitment of approximately $4.3 billion and $2.25 billion, an outstanding balance of $2.05 billion and $40 million, and an unused commitment of $2.25 billion and $2.21 billion, respectively.

Availability under real estate agreements is the available amount we can borrow under our existing real estate financing agreements based on the value of existing real estate on our balance sheet. From time to time, we may enter into committed real estate financing agreements that allow for future pledging of real estate assets on a flexible timeline. We began using committed real estate financing agreements in 2017 and may do so in the future.

Unpledged vehicle inventory and finance receivables is the value of vehicle inventory and finance receivables on our balance sheet on the period end date beyond that covered by committed financing agreements. On February 1, 2022, we upsized our vehicle inventory floor plan commitment to $3.0 billion. The additional commitment would increase our availability under short-term revolving facilities and committed liquidity sources available by $665 million, with a corresponding reduction in unpledged vehicle inventory and finance receivables.

Unpledged real estate assets include IRC and vending machine real estate assets that have not been previously pledged or sold. Since our first sale-leaseback transaction in 2017, we have historically had flexible access to real estate financing and expect to continue to use various forms of real estate financing in the future.

Unpledged beneficial interests in securitizations includes retained beneficial interests in securitizations that have not been previously pledged or sold. We historically have financed the majority of our retained beneficial interests in securitizations and expect to continue to do so in the future.

To optimize our cost of capital, in any given period we may choose not to maximize borrowings on our short-term revolving facilities, maximize revolving commitment size, or immediately sale-leaseback or pledge real estate and retained beneficial interests in securitizations. This has the benefit of reducing interest expense and debt issuance costs and providing flexibility to minimize financing costs over time.

We consider our total liquidity resources as an input into our planning. In general, changes in total liquidity resources fall into two broad categories: changes due to current business operations and changes due to investments in automotive retail assets.

Changes in liquidity due to current business operations include EBITDA net of share-based compensation, non-real estate capital expenditures, including technology, furniture, fixtures, and equipment, and changes in traditional working capital, including accounts receivable, accounts payable, accrued expenses, and other miscellaneous assets and liabilities.

In addition, as a growing automotive retailer, we also invest in and generate several types of automotive retail assets, including vehicle inventory, finance receivables, retained beneficial interests in securitizations, and real estate. To maximize capital efficiency, we generally seek to finance these assets with matched sources of asset-based financing, including short-term revolving facilities for vehicle inventory and finance receivables, beneficial interests financing for retained beneficial interests in securitizations, and sale-leaseback or other real estate financing for IRCs and vending machines. We have historically used these sources of financing to finance our investment in these assets and expect to continue to do so in the future.

As of December 31, 2021 and 2020, our outstanding principal amount of indebtedness, including finance leases, was approximately $5.4 billion and $1.7 billion, respectively, summarized in the table below. See Note 9 — Debt Instruments and Note 15 — Leases of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for definitions and further information on our debt and finance leases.

	December 31,
	2021	2020

	(in millions)
Asset-Based Financing:
Inventory	$1,877	$40
Finance receivables and beneficial interests	458	81
Transportation fleet (1)	212	124
Real estate (2)	450	398
Total asset-based financing	2,997	643
Senior Notes	2,450	1,100
Total debt	5,447	1,743
Less: unamortized debt issuance costs (3)	(34)	(21)
Total debt, net	$5,413	$1,722

(1) Amount includes notes payable and finance leases.
(2) Amount includes real estate financing and notes payable.
(3) The unamortized debt issuance costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on our consolidated balance sheets. Unamortized debt issuance costs related to revolving debt arrangements are presented within other assets on our consolidated balance sheets and not included here.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
	2021	2020	2019

	(in millions)
Net cash used in operating activities	$(2,594)	$(608)	$(757)
Net cash used in investing activities	(627)	(346)	(228)
Net cash provided by financing activities	3,528	1,165	1,015
Net increase in cash and cash equivalents	307	211	30
Cash, cash equivalents, and restricted cash at beginning of period	329	118	88
Cash, cash equivalents, and restricted cash at end of period	$636	$329	$118

Operating Activities

Our primary sources of operating cash flows result from the sales of used retail vehicles, wholesale vehicles, finance receivables we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the year ended December 31, 2021, net cash used in operating activities was approximately $2.6 billion, an increase of $2.0 billion compared to net cash used in operating activities of $608 million for the year ended December 31, 2020, which was a decrease of $149 million compared to net cash used in operating activities of $757 million for the year ended December 31, 2019. The changes in our net cash used in operating activities were primarily due to our changes in working capital, primarily related to the increase in our vehicle inventory, partially offset by the net cash inflows associated with the change in accounts payable and accrued liabilities.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was approximately $627 million, $346 million, and $228 million during the years ended December 31, 2021, 2020, and 2019, respectively, resulting in increases of approximately $281 million and $118 million. The increases were primarily driven by increases in purchases of property and equipment, specifically related to the construction of new IRCs and vending machines, and our investment in Root in October 2021, partially offset by increases in principal payments received on beneficial interests in securitizations. Constructing new IRCs and vending machines allows us to recondition more vehicles and reach additional customers. To finance these investments we have entered into various financing transactions, such as sale-leasebacks.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was approximately $3.5 billion and $1.2 billion during the years ended December 31, 2021 and 2020, respectively, an increase of $2.3 billion. The change primarily relates to increased net proceeds of $2.5 billion from changes in our short-term revolving facilities, along with increased net proceeds from long-term debt proceeds of approximately $895 million. These increases were partially offset by proceeds from the issuance of Class A common stock of approximately $1.1 billion during the year ended December 31, 2020. Cash provided by financing activities was approximately $1.2 billion and $1.0 billion during the years ended December 31, 2020 and 2019, respectively, an increase of $150 million. The change primarily relates to increased proceeds from the issuance of Class A common stock of $762 million, along with increased net proceeds from long-term debt of approximately $216 million. The increases were partially offset by a net decrease in proceeds from short-term revolving facilities of $796 million.

Contractual Obligations and Commitments

We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of December 31, 2021:

	Payments due by Period

	(in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Floor Plan Facility(1)(2)	$1,877	$1,877	$—	$—	$—
Finance Receivable Facilities(1)(3)	176	176	—	—	—
Senior Notes(1)	2,450	—	—	500	1,950
Notes payable (1)	10	6	4	—	—
Financing of beneficial interests in securitizations(1)(4)	282	94	132	53	3
Finance leases	206	52	93	57	4
Interest payments(5)	877	145	278	241	213
Real estate financing	928	35	72	75	746
Operating leases, non-related party	534	51	106	109	268
Operating leases, related party(6)	20	5	8	4	3
Real estate commitments(7)	153	153	—	—	—
Total	$7,513	$2,594	$693	$1,039	$3,187

(1) All debt arrangements above are discussed and defined in Note 9 — Debt Instruments, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2) Represents the principal amounts outstanding as of December 31, 2021. Due to the uncertainty of forecasting the timing of expected variable interest rate payments, interest payment amounts are not included in the table. Borrowings under the Floor Plan Facility are generally payable within five business days of the sale of the underlying vehicle or fifteen business days of the sale of the finance receivable originated in connection with the sale of the vehicle. In either case, the payment is expected to be within one year of December 31, 2021.
(3) Represents the principal amounts outstanding as of December 31, 2021. Due to the uncertainty of forecasting the timing of expected variable interest rate payments, interest payment amounts are not included in the table. Interest payments on borrowings under the Finance Receivable Facilities are expected to be paid in the first fifteen days of each calendar month.
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

Fair Value Measurements

We report money market securities, certain receivables, warrants to acquire Root Class A common stock and beneficial interests in securitizations at fair value. See Note 17 — Fair Value of Financial Instruments, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which is incorporated into this item by reference.

Critical Accounting Estimates

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

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to Note 2 — Summary of Significant Accounting Policies of the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for more detailed information regarding our critical accounting policies.

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

Beneficial Interests in Securitizations

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. See Note 17 — Fair Value of Financial Instruments, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further detail on the discount rates.

Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes resulting in a gain or loss in that period.

Valuation of Inventory

Vehicle inventory consists of used vehicles, primarily acquired directly from customers and at auction. Direct and indirect vehicle reconditioning costs including parts and labor, inbound transportation costs and other incremental costs are capitalized as a component of inventory. Inventory is stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent market resources. Each reporting period we recognize any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of sales. To the extent that there are significant changes to estimated vehicle selling prices or decreases in demand for used vehicles, there could be significant adjustments to reflect our inventory at net realizable value.

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

Interest Rate Risk

Our primary market risk exposure related to our debt is changing interest rates. We had total outstanding debt of $2.1 billion under our short-term revolving facilities at December 31, 2021. Amounts outstanding under our short-term revolving facilities are generally due within one year and bear a variable interest rate of a fixed spread to a prime rate. Refer to Note 9 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more detail on this variable interest rate. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates would result in a change to annual interest expense of $7 million at December 31, 2021.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carvana Co. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2022 expressed an unqualified opinion.

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

Transfers of financial assets
As described further in Notes 2, 7, and 8 to the financial statements, the Company recognized gains on loan sales of approximately $718 million during the year ended December 31, 2021. The Company is party to various transfer agreements pursuant to which it sells finance receivables meeting specified underwriting criteria with certain financing partners. The Company also transfers its finance receivables in connection with asset backed securitization transactions. The Company determines the accounting for the transfers of its finance receivables under ASC 860, Transfers and Servicing of Financial Assets (“ASC 860”).

We determined the transfers of financial assets is a critical audit matter primarily because the related accounting guidance for transfers of finance receivables involves material transactions, complex judgments in determining the appropriateness of derecognition of the assets and obtaining legal opinions regarding isolation of the transferred finance receivables from the transferor.

Our audit procedures related to the transfers of finance receivables and related gain on loan sales included the following, among others:

•We tested the appropriateness of management’s accounting conclusions on the transfers of finance receivables by reading the various transfer or sale agreements and legal opinions, provided by the Company’s external legal counsel, and compared the terms and conclusions to the criteria set forth in ASC 860;
•We tested the design and operating effectiveness of key controls relating to the transfers of finance receivables and related gains on loan sales, and the accounting conclusions reached thereon.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Southfield, Michigan
February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Carvana Co.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carvana Co. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 24, 2022

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par values)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$403	$301
Restricted cash	233	28
Accounts receivable, net	206	79
Finance receivables held for sale, net	356	275
Vehicle inventory	3,149	1,036
Beneficial interests in securitizations	382	131
Other current assets, including $12 and $6, respectively, due from related parties	163	73
Total current assets	4,892	1,923
Property and equipment, net	1,560	909
Operating lease right-of-use assets, including $17 and $22, respectively, from leases with related parties	369	156
Intangible assets, net	4	6
Goodwill	9	9
Other assets, including $7 and $4, respectively, due from related parties	181	32
Total assets	$7,015	$3,035
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $27 and $16, respectively, due to related parties	$656	$342
Short-term revolving facilities	2,053	40
Current portion of long-term debt	152	65
Other current liabilities, including $3 and $3, respectively, from leases with related parties	29	20
Total current liabilities	2,890	467
Long-term debt, excluding current portion	3,208	1,617
Operating lease liabilities, excluding current portion, including $13 and $19, respectively, from leases with related parties	361	148
Other liabilities	31	1
Total liabilities	6,490	2,233
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized, 89,930 and 76,512 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized, 82,900 and 95,592 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid in capital	795	742
Accumulated deficit	(489)	(354)
Total stockholders' equity attributable to Carvana Co.	306	388
Non-controlling interests	219	414
Total stockholders' equity	525	802
Total liabilities & stockholders' equity	$7,015	$3,035

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Sales and operating revenues:
Used vehicle sales, net	$9,851	$4,741	$3,421
Wholesale vehicle sales, including $54, $4, and $0 respectively, from related parties	1,920	445	267
Other sales and revenues, including $208, $105, and $60, respectively, from related parties	1,043	401	252
Net sales and operating revenues	12,814	5,587	3,940
Cost of sales, including $65, $4, and $4, respectively, to related parties	10,885	4,793	3,433
Gross profit	1,929	794	507
Selling, general and administrative expenses, including $27, $19, and $14, respectively, to related parties	2,033	1,126	787
Interest expense, including $0, $1, and $1, respectively, to related parties	176	131	81
Other expense (income), net	6	(1)	4
Net loss before income taxes	(286)	(462)	(365)
Income tax provision	1	—	—
Net loss	(287)	(462)	(365)
Net loss attributable to non-controlling interests	(152)	(291)	(250)
Net loss attributable to Carvana Co.	(135)	(171)	(115)
Net loss attributable to Class A common stockholders	$(135)	$(171)	$(115)
Net loss per share of Class A common stock, basic and diluted	$(1.63)	$(2.63)	$(2.45)
Weighted-average shares of Class A common stock, basic and diluted (1)	82,805	64,981	46,847
(1) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2018	41,208	$—	104,336	$—	$148	$(68)	$147	$227
Net Loss	—	—	—	—	—	(115)	(250)	(365)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	4,830	—		—	298	—	—	298
Adjustments to non-controlling interests related to equity offering	—	—	—	—	(202)	—	202	—
Exchanges of LLC Units	4,321	—	(3,117)	—	5	—	(5)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	70	—	—	70
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis of Carvana Group	—	—	—	—	(70)	—	—	(70)
Contribution of Class A common stock from related party	(203)	—	—	—	—	—	—	—
Issuance of Class A common stock as restricted stock awards and to settle vested restricted stock units	300	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(53)	—	—	—	(6)	—	—	(6)
Options exercised	104	—	—	—	2	—	—	2
Equity-based compensation	—	—	—	—	36	—	—	36
Balance, December 31, 2019	50,507	$—	101,219	$—	$281	$(183)	$94	$192
Net loss	—	—	—	—	—	(171)	(291)	(462)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	18,333	—	—	—	1,059	—	—	1,059
Adjustments to non-controlling interests related to equity offering	—	—	—	—	(644)	—	644	—
Exchanges of LLC Units	7,281	—	(5,627)	—	33	—	(33)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	407	—	—	407

Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(407)	—	—	(407)
Issuance of Class A common stock to settle vested restricted stock units	234	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(38)	—	—	—	(23)	—	—	(23)
Options exercised	195	—	—	—	5	—	—	5
Equity-based compensation	—	—	—	—	31	—	—	31
Balance, December 31, 2020	76,512	$—	95,592	$—	$742	$(354)	$414	$802
Net loss	—	—	—	—	—	(135)	(152)	(287)
Exchanges of LLC Units	13,145	—	(12,692)	—	43	—	(43)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	908	—	—	908
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(908)	—	—	(908)
Issuance of Class A common stock to settle vested restricted stock units	218	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	2	—	—	—	1	—	—	1
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(22)	—	—	—	(39)	—	—	(39)
Options exercised	75	—	—	—	1	—	—	1
Equity-based compensation	—	—	—	—	47	—	—	47
Balance, December 31, 2021	89,930	$—	82,900	$—	$795	$(489)	$219	$525

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net loss	$(287)	$(462)	$(365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	105	74	41
Equity-based compensation expense	39	25	33
Loss on disposal of property and equipment	1	6	2
Provision for bad debt and valuation allowance	28	21	12
Amortization and write-off of debt issuance costs and bond premium	11	8	6
Loss on early extinguishment of debt	—	34	—
Unrealized loss on warrants to acquire Root Class A common stock	24	—	—
Unrealized (gain) loss on beneficial interests in securitizations	(7)	(9)	1
Changes in finance receivable related assets:
Originations of finance receivables	(7,306)	(3,579)	(2,625)
Proceeds from sale of finance receivables, net	7,391	3,634	2,644
Gain on loan sales	(717)	(218)	(137)
Principal payments received on finance receivables held for sale	206	90	85
Purchase of finance receivables	—	—	(162)
Other changes in assets and liabilities:
Vehicle inventory	(2,086)	(263)	(345)
Accounts receivable	(148)	(43)	(10)
Other assets	(105)	(26)	(33)
Accounts payable and accrued liabilities	247	94	98
Operating lease right-of-use assets	(213)	(32)	(47)
Operating lease liabilities	223	38	45
Net cash used in operating activities	(2,594)	(608)	(757)
Cash Flows from Investing Activities:
Purchases of property and equipment, including $0, $22, and $6, respectively, from related parties	(557)	(360)	(231)
Purchases of investments	(126)	—	—
Principal payments received on and proceeds from sale of beneficial interests	56	14	3
Net cash used in investing activities	(627)	(346)	(228)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	14,600	4,429	4,486
Payments on short-term revolving facilities	(12,587)	(4,958)	(4,219)
Proceeds from issuance of long-term debt	1,650	1,336	482
Payments on long-term debt	(73)	(654)	(16)
Payments of debt issuance costs	(24)	(29)	(11)
Net proceeds from issuance of Class A common stock	—	1,059	297
Proceeds from equity-based compensation plans	2	5	2
Tax withholdings related to restricted stock units and awards	(40)	(23)	(6)
Net cash provided by financing activities	3,528	1,165	1,015
Net increase in cash and cash equivalents	307	211	30
Cash, cash equivalents, and restricted cash at beginning of period	329	118	88
Cash, cash equivalents, and restricted cash at end of period	$636	$329	$118
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

Organization

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016, for the purpose of completing its initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Carvana Group, except the Company's Senior Notes (as defined in Note 9 — Debt Instruments) which were issued by Carvana Co. and guaranteed by its and Carvana Group's existing domestic restricted subsidiaries.

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units
(the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of December 31, 2021, Carvana Co. owned approximately 51.4% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 48.6%.

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

Liquidity

The accompanying consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. Since inception, the Company has incurred losses, and expects to incur additional losses in the future as it continues to build inspection and reconditioning centers ("IRCs") and vending machines, serve more of the U.S. population, and enhance technology and software. Since March 31, 2020, the Company has completed equity offerings of approximately 18 million shares of Class A common stock for net proceeds of approximately $1.1 billion and has issued a total of $2.5 billion in senior unsecured notes due between 2025 and 2029, from which approximately $627 million of the proceeds were used to repay its senior unsecured notes due in 2023. In March 2021, the Company's forward flow partner committed to purchase a total of $4.0 billion of the Company's finance receivables through March 2022, and such facility had approximately $1.9 billion of unused capacity as of December 31, 2021. In addition, the Company has a $2.25 billion floor plan facility through March 31, 2023. Management believes that current working capital,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Comprehensive Loss

During the years ended December 31, 2021, 2020, and 2019, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

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

Restricted Cash

Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities and any undistributed amounts collected on the finance receivables pledged under the Company's finance receivable facilities as explained in Note 9 — Debt Instruments. As of December 31, 2021, restricted cash also includes certain cash held for corporate insurance purposes.

Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from customers and their finance providers. The allowance for doubtful accounts is estimated based upon historical experience, current economic conditions, and other factors and is evaluated periodically. The allowance for doubtful accounts was approximately $20 million and $5 million as of December 31, 2021 and 2020, respectively.

Finance Receivables Held for Sale, Net

Finance receivables include installment contracts the Company originates to its customers to facilitate vehicle sales. The Company classifies these receivables as held for sale, as it does not intend to hold the finance receivables it originates to maturity. The Company typically sells the finance receivables it originates, as explained in Note 7 — Finance Receivable Sale Agreements and Note 8 — Securitizations and Variable Interest Entities. The Company records a valuation allowance to report finance receivables at the lower of unpaid principal balance or fair value. To determine the fair value of finance receivables the Company utilizes industry-standard modeling, such as discounted cash flow analysis, factoring in the Company’s historical experience, the credit quality of the underlying receivables, loss trends and recovery rates, as well as the overall economic environment. For purposes of determining the valuation allowance, finance receivables are evaluated collectively to determine the allowance as they represent a large group of smaller-balance homogeneous loans. The allowance was approximately $21 million and $16 million as of December 31, 2021 and 2020, respectively. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. Interest income on finance receivables held for sale is recognized when

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
earned based on contractual loan terms and is included in other sales and revenues. Loan origination costs are capitalized and recognized as a reduction to the gain on loan sale when the loans are sold.

Vehicle Inventory

Vehicle inventory consists of used vehicles, primarily acquired directly from customers and at auction. Direct and indirect vehicle reconditioning costs including parts and labor, inbound transportation costs and other incremental overhead costs are capitalized as a component of inventory. Inventory is stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent market resources. Each reporting period the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of sales in the accompanying consolidated statements of operations.

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

Depreciation and amortization are computed using the straight-line method over the lesser of the remaining lease term or the following estimated useful lives:

Buildings and improvements	15-30 years
Transportation fleet equipment	5-6 years
Software	3 years
Furniture, fixtures and equipment	3-5 years

Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company compares the sum of estimated undiscounted future cash flows expected to result from the use of the asset to the carrying value of the asset. When the carrying value of the asset exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by the which the carrying value of the asset exceeds the fair value of the asset. The Company periodically reassesses the useful lives of its long-lived assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. The Company recorded no impairment charges during the years ended December 31, 2021, 2020, and 2019. See Note 3 — Property and Equipment, Net for additional information on property and equipment.

Goodwill and Intangible Assets

Intangible assets are recognized and recorded at their acquisition date fair values. Definite-lived intangible assets consist of developed technology, customer relationships, and non-compete agreements and are amortized on a straight-line basis over their estimated useful lives. The Company determined the useful lives of its definite-lived intangible assets based on multiple factors including technological obsolescence, the make-up of the acquired customer base and expected attrition, and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically reassesses the useful lives of its definite-lived intangible assets when events or circumstances indicate that useful lives have

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
significantly changed from the previous estimate. No impairment charges related to intangible assets were recognized during the years ended December 31, 2021, 2020, or 2019.

Goodwill represents the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized but is tested at least annually or more frequently when events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all of its operations when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2021, 2020, or 2019.

Leases

The Company determines if an arrangement is a lease at inception by evaluating if the asset is explicitly or implicitly identified or distinct, if the Company will receive substantially all of the economic benefit or if the lessor has an economic benefit and the ability to substitute the asset. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company assesses whether the lease is an operating or finance lease at its inception. Operating lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. To calculate the present value, the Company uses the implicit rate in the lease when readily determinable. However, the Company's leases generally do not provide an implicit rate and it uses its incremental borrowing rate. The incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, it uses uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate. The operating lease ROU asset is the initial lease liability adjusted for any prepayments, initial indirect costs incurred by the Company, and lease incentives. The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the accompanying consolidated balance sheets. The Company's finance leases are included in property and equipment and long-term debt on the accompanying consolidated balance sheets.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Assets

Other current assets consist of various items, including, among other items, software licenses and subscriptions, prepaid expenses, the estimated reserve for vehicle inventory returns, the current portion of the purchase price adjustment receivables based on the performance of the Company's finance receivables, the current portion of the receivable related to the excess cash reserves over realized claims of vehicle service contracts ("VSCs"), and deposits.

Other assets consist of various items, including, among other items, investment in equity instruments (as further discussed in Note 17 — Fair Value of Financial Instruments), the purchase price adjustment receivables based on the performance of the Company's finance receivables, the receivable related to the excess cash reserves over realized claims of VSCs, deposits, and debt issuance costs on revolving debt instruments.

Accrued Liabilities

Accrued liabilities consist of various items payable within one year, including, among other items, accruals for capital expenditures, sales tax, compensation and benefits, vehicle licenses and fees, interest expense, reserves for returns and cancellations, and advertising expenses.

Other Liabilities

As of December 31, 2021 and 2020, other current liabilities primarily consist of the current portion of operating lease liabilities. Other liabilities consist of various items to be recognized beyond one year, including the deferred tax liability associated with acquisitions of intangible assets.

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

Wholesale Vehicle Sales

The Company sells vehicles to wholesalers. These vehicles sold to wholesalers are primarily acquired from customers and do not meet the Company’s quality standards to list and sell through its website. The Company satisfies its performance obligation for wholesale vehicle sales when the wholesale purchaser obtains control of the underlying vehicle, which is upon delivery when the transfer of title, risks and rewards of ownership, and control pass to the wholesale purchaser. The Company recognizes revenue at the amount it expects to receive for the used vehicle, which is the fixed price determined at the auction. The purchase price of the wholesale vehicle is typically due and collected within 30 days of delivery of the wholesale vehicle.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other Sales and Revenues

Other sales and revenues include gains on the sales of finance receivables, commissions on VSCs, GAP waiver coverage, commissions on GAP waiver coverage, and interest income received on finance receivables prior to selling them to investors.

Customers purchasing used vehicles from the Company may enter into contracts for VSCs and, if they finance with the Company, GAP waiver coverage. The prices of VSCs and GAP waiver coverage are set forth in each contract. The Company sells and receives a commission on VSCs under a master dealer agreement with DriveTime, pursuant to which the Company sells VSCs that DriveTime administers and is the obligor. The Company receives a commission on GAP waiver coverage contracts where the administrator of the contract is obligated to reimburse the holder of the underlying finance receivable for a balance that is in excess of the value of the financed vehicle in the event of a total loss. The Company recognizes commission revenue at the time of sale, net of a reserve for estimated contract cancellations. GAP waiver coverage contracts obligate whoever holds the underlying finance receivable to not attempt collection of a balance that is in excess of the value of the financed vehicle in the event of a total loss. GAP waiver coverage is recognized as the performance obligation is satisfied over the period of coverage, generally on a straight-line basis over the expected period the outstanding balance of the related finance receivable will exceed the value of the financed vehicle, less a reserve for cancellations. Upon selling the corresponding finance receivable, the Company recognizes any remaining deferred revenue. The reserve for cancellations of VSCs and GAP waiver coverage contracts is estimated based upon historical experience and recent trends and is reflected as a reduction of other sales and revenues. Changes in these estimates are reflected as an adjustment to other sales and revenues in the period identified.

Under the master dealer agreement with DriveTime, the Company is also contractually entitled to receive profit-sharing revenues based on the performance of the VSCs once a required claims period has passed. This is a form of variable consideration the Company recognizes as revenue to the extent that it is probable that it will not result in a significant revenue reversal. The Company applies the expected value method, utilizing expected VSC performance based on historical claims and cancellation data from its customers, as well as other qualitative assumptions to estimate the amount it expects to receive. The Company reassesses the estimate each reporting period with any changes reflected as an adjustment to other sales and revenues in the period identified. Profit-sharing payments will begin when the underlying VSCs reach a specified level of claims history. As of December 31, 2021 and 2020, the Company had ending receivables of approximately $19 million and $10 million, respectively, related to cumulative profit-sharing payments recognized as revenue to which it expects to be entitled. The receivables are included in other current assets and other assets on the accompanying consolidated balance sheets.

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

For the years ended December 31, 2021, 2020, and 2019, all transfers of finance receivables met the requirements for sale treatment. The Company records the gain on the sale of a finance receivable upon receipt of proceeds, in an amount equal to the fair value of the net proceeds received less the carrying amount of the finance receivable. The Company has made customary representations related to the sales of finance receivables. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the receivables would be accrued if probable and estimable in accordance with ASC 450, Contingencies. Any such obligations are considered in the Company's determination of the accounting for the transfers of the finance receivables under ASC Topic 860, Transfers and Servicing of Financial Assets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

Advertising Costs

Advertising production costs are expensed the first time the advertising takes place. All other advertising costs are expensed as incurred. Advertising expenses are included in SG&A expenses on the accompanying consolidated statements of operations. Advertising expense was approximately $479 million, $286 million, and $204 million during the years ended December 31, 2021, 2020, and 2019, respectively.

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

Shipping and Handling

The Company's logistics costs related to transporting its used vehicle inventory include fuel, maintenance, and depreciation related to operating its own transportation fleet, and third-party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the inspection and reconditioning center are capitalized to inventory and then included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and were approximately $148 million, $77 million, and $58 million during the years ended December 31, 2021, 2020, and 2019, respectively, excluding compensation and benefits.

Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan (defined contribution plan) for its employees. The plan covers substantially all employees who have attained the age of 18. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. The Company provides matching contributions of 40% up to the first 6% of an employee’s compensation, which vests evenly over the employee’s initial five-year service period. Employer contributions to the plan, net of forfeitures, were approximately $5 million, $3 million, and $2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Employer contributions are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

Adoption of New Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time related to contract modifications and hedge accounting to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The standard is effective from March 12, 2020 through December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company may elect to take advantage of this optional guidance in its transition away from LIBOR within certain debt contracts but does not expect a material impact on its consolidated financial statements. As of December 31, 2021, the Company had not modified any contracts or had any hedge accounting activity in which it utilized the optional guidance under ASU 2020-04.

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

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net, as of December 31, 2021 and 2020:

	December 31,
	2021	2020

	(in millions)
Land and site improvements	$303	$132
Buildings and improvements	643	477
Transportation fleet	347	190
Software	169	113
Furniture, fixtures, and equipment	97	60
Total property and equipment excluding construction in progress	1,559	972
Less: accumulated depreciation and amortization on property and equipment	(294)	(171)
Property and equipment excluding construction in progress, net	1,265	801
Construction in progress	295	108
Property and equipment, net	$1,560	$909

Depreciation and amortization expense on property and equipment was approximately $103 million, $72 million, and $40 million for the years ended December 31, 2021, 2020, and 2019, respectively. These amounts primarily relate to selling, general, and administrative activities and are included as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company capitalized internal use software costs totaling approximately $59 million, $49 million, and $32 million during the years ended December 31, 2021, 2020, and 2019, respectively, which is included in software and construction in progress in the table above. The Company capitalized approximately $45 million, $36 million, and $25 million during the years ended December 31, 2021, 2020, and 2019, respectively, of payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use.

The Company capitalizes interest in connection with various construction projects to build, upgrade, or remodel certain of its facilities. During the years ended December 31, 2021, 2020, and 2019, the Company incurred total interest costs, net of interest income, of approximately $185 million, $139 million, and $84 million, respectively, of which approximately $9 million, $8 million, and $3 million, respectively, were capitalized.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

On April 12, 2018, the Company acquired Car360, Inc. ("Car360"), a provider of app-based photo capture technology. The following table summarizes intangible assets and goodwill related to the Car360 acquisition as of December 31, 2021 and 2020:

		December 31,
	Useful Life	2021	2020

		(in millions)
Intangible assets:
Developed technology	7 years	$9	$9
Non-compete agreements	5 years	1	1
Intangible assets, acquired cost		10	10
Less: accumulated amortization		(6)	(4)
Intangible assets, net		$4	$6

Goodwill	N/A	$9	$9

Amortization expense was approximately $2 million during all the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 3.1 years. The anticipated annual amortization expense to be recognized in future years as of December 31, 2021 is as follows:

Expected Future Amortization
(in millions)
2022	$1
2023	1
2024	1
2025	1
2026	—
Thereafter	—
Total	$4

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 5 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of December 31, 2021 and 2020:

	December 31,
	2021	2020

	(in millions)
Accounts payable, including $27 and $16, respectively, due to related parties	$141	$67
Sales taxes and vehicle licenses and fees	102	71
Accrued property and equipment	85	33
Accrued compensation and benefits	45	34
Reserve for returns and cancellations	44	25
Accrued interest expense	42	20
Accrued advertising costs	40	21
Customer deposits	34	17
Other accrued liabilities	123	54
Total accounts payable and other accrued liabilities	$656	$342

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location, with cancellable terms, provided 60 days' prior written notice is given, expiring between 2022 and 2024. The Company has the right to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the numbers of locations renewed under the DriveTime Hub Lease Agreement described below.

In March 2017, the Company and DriveTime entered into a lease agreement that governs the Company's access to and utilization of office and parking space at various DriveTime facilities (the "DriveTime Hub Lease Agreement"). The DriveTime Hub Lease Agreement was most recently amended in July 2021. Lease expiration varies by location with most having cancellable terms, provided 60 days' prior written notice is given, expiring between 2022 and 2023 and the Company having the right to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Lease Agreement described above.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In 2016 and 2018, the Company entered into lease agreements related to an IRC in Tolleson, Arizona, with Verde Investments, Inc., an affiliate of DriveTime ("Verde"), with an initial term of approximately 15 years. In September 2020, to consummate a sale leaseback transaction with an unrelated third party, the Company exercised a pre-existing option to purchase the leased land and related assets from Verde for its net book value of approximately $22 million thus terminating the lease agreement. The Company immediately sold such land and related assets along with the Company's leasehold improvements at the IRC to a third party who simultaneously leased back the land and the IRC to the Company.

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. During the year ended December 31, 2021, total costs related to these operating lease agreements, including those noted above, were approximately $5 million with approximately $2 million and $3 million allocated to inventory and selling, general, and administrative expenses, respectively. During the year ended December 31, 2020, total costs related to these operating lease agreements were approximately $7 million with approximately $3 million and $4 million allocated to inventory and selling, general, and administrative expenses, respectively. During the year ended December 31, 2019, total costs related to these operating lease agreements were approximately $8 million with approximately $3 million and $5 million allocated to inventory and selling, general, and administrative expenses, respectively.

In February 2019, the Company entered into an agreement to assume a lease of an IRC near Nashville, Tennessee that DriveTime leased from an unrelated landlord. While the Company solely occupies the IRC, DriveTime is not fully released from the lease obligations by the landlord. The lease expires in October 2023, subject to the ability to exercise three renewal options of five years each.

During the year ended December 31, 2019, the Company purchased certain leasehold improvements and equipment from DriveTime at facilities the Company previously shared with them for DriveTime's net book value of approximately $6 million.

Corporate Office Leases

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was approximately $1 million during each of the years ended December 31, 2021, 2020, and 2019.

In December 2019, Verde purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. During both the years ended December 31, 2021 and 2020, the rent expense incurred under the lease with Verde was approximately $1 million.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Wholesale Revenue

In 2020, DriveTime began purchasing wholesale vehicles from the Company through competitive online auctions that are managed by an unrelated third party. As a result, the Company recognized approximately $54 million and $4 million of wholesale revenue from DriveTime during the years ended December 31, 2021 and 2020, respectively.

Retail Vehicle Acquisitions

During the second quarter of 2021, the Company began acquiring reconditioned retail vehicles from DriveTime. The purchase price of each vehicle was equal to the wholesale price of the vehicle plus a fee for transportation and reconditioning services. As of December 31, 2021, approximately $19 million of these vehicles were included in vehicle inventory in the accompanying consolidated balance sheets. The Company also recognized approximately $62 million of cost of goods sold during the year ended December 31, 2021 related to vehicles acquired from DriveTime.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the years ended December 31, 2021, 2020, and 2019, the Company recognized approximately $186 million, $94 million, and $56 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. In August 2020 and April 2021, the Company and DriveTime amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing and the scope of DriveTime's after-sale administration services, respectively. During the years ended December 31, 2021, 2020, and 2019, the Company recognized approximately $20 million, $11 million, and $4 million, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase and prior to the first quarter of 2020 paid a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. Since the first quarter of 2020, the Company's GAP waiver coverage sales have been administered by an unrelated party. The Company incurred approximately $15 million, $6 million, and $4 million during the years ended December 31, 2021, 2020, and 2019, respectively, related to the administration of limited warranty and GAP waiver coverage.

GAP Waiver Insurance Policy

The Company purchased insurance policies from BlueShore Insurance Company ("BlueShore"), an affiliate of DriveTime, for less than $1 million and approximately $2 million during the years ended December 31, 2020 and 2019, respectively, that reimburses the lienholder of finance receivables with GAP waiver coverage for any GAP waiver claims on a defined set of finance receivables that the Company sold in its securitization transactions. The Company did not purchase any such policies during the year ended December 31, 2021. This insurance is transferred with the underlying finance receivable. In March 2019, the Company entered into a retrospective profit sharing agreement with BlueShore under which the Company shares in the profits generated from the insurance policies by receiving a portion of the excess of the premium it paid to BlueShore, net of a fee, compared to the amount BlueShore pays out related to the GAP waiver claims. The Company held a receivable of less than $1 million as of both December 31, 2021, and 2020, which is included in other assets on the accompanying consolidated balance sheets, related to this retrospective profit sharing agreement.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $6 million, $6 million, and $4 million for the years ended December 31, 2021, 2020, and 2019, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime in 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million during the years ended December 31, 2021, 2020, and 2019 under this agreement.

Accounts Payable Due to Related Party

As of December 31, 2021 and 2020, approximately $27 million and $16 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Senior Unsecured Notes Held by Verde

As of December 31, 2019, Verde held $15 million of principal of the Company's outstanding 2023 Notes. In October 2020, the Company redeemed all of the 2023 Notes, including the amount held by Verde, as defined and further discussed in Note 9 — Debt Instruments.

Contribution Agreements

In 2018, the Company announced a commitment by its Chief Executive Officer, Ernest Garcia III, to contribute shares of the Company's Class A common stock, for each then-current employee from his personal shareholdings to the Company at no charge (the "Share Contributions"). His contributions funded equity awards of 165 restricted stock units to each of the Company's then-current employees upon their satisfying certain employment tenure requirements (the "100k Milestone Gift"). The Company entered into certain contribution agreements related to his commitment in order to effect the transfer of shares from Mr. Garcia to the Company. The Company does not expect Mr. Garcia to incur any tax obligations related to the Share Contributions, but pursuant to a series of Contribution Agreements, it has indemnified Mr. Garcia from any such obligations that may arise. See Note 10 — Stockholders' Equity and Note 12 — Equity-Based Compensation for further discussion. As of December 31, 2019, Mr. Garcia's commitment related to the 100k Milestone Gift had been fulfilled.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended in February 2021 and operates on a year-to-year basis after February 2019, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during the years ended December 31, 2021, 2020, and 2019.

NOTE 7 — FINANCE RECEIVABLE SALE AGREEMENTS

The Company originates loans for its customers and sells them to investors and partners pursuant to finance receivable sale agreements. Historically, the Company has sold loans through two types of arrangements: forward flow agreements, including a

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
master purchase and sale agreement and master transfer agreements, and fixed pool loan sales, including securitization transactions.

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

During the years ended December 31, 2021, 2020, and 2019, the Company sold approximately $2.1 billion, $2.2 billion, and $419 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $1.9 billion of unused capacity as of December 31, 2021.

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

During the years ended December 31, 2021, 2020 and 2019, the Company sold approximately $5.0 billion, $900 million and $1.9 billion, respectively, in principal balances of finance receivables through securitization transactions.

Fixed Pool Loan Sales

In 2020, the Company further expanded its finance platform by completing fixed pool loan sales to a new financing partner on terms substantially similar to the Company’s securitization transactions and MPSA sales, including a sale of approximately $320 million in principal balances of finance receivables in December 2020. There were no such transactions during 2021.

Transfer Agreements

2017 Master Transfer Agreement

In November 2017, the Company entered into a master transfer agreement (the "2017 Master Transfer Agreement") with a purchaser trust (the "2017 Purchaser Trust") under which the 2017 Purchaser Trust committed to purchase an aggregate amount of principal balances of finance receivables.

On May 7, 2019, the Company purchased the certificate of the 2017 Purchaser Trust for $34 million, net of cash acquired. At the time of acquisition the trust assets included $140 million of finance receivables that the Company had previously sold to the trust under the 2017 Master Transfer Agreement, and its liabilities included $106 million in associated debt and other liabilities. In connection with the certificate purchase, the Company and Ally Bank entered into an Amended and Restated Loan and Security Agreement (the "A&R Loan and Security Agreement") pursuant to which Ally Bank agreed to provide a $350 million revolving credit facility to fund certain automotive finance receivables originated by the Company, as further described

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
in Note 9 — Debt Instruments. In February 2020, the 2017 Master Transfer Agreement terminated in connection with the termination of the A&R Loan and Security Agreement, as referenced in Note 9 — Debt Instruments.

During the year ended December 31, 2019, prior to the acquisition of the certificate in the trust, the Company sold approximately $139 million in principal balances of finance receivables under the 2017 Master Transfer Agreement.

During the year ended December 31, 2019, prior to the acquisition of the certificate in the trust, the Company also purchased finance receivables that it previously sold to the 2017 Purchaser Trust under the 2017 Master Transfer Agreement for a total price of approximately $128 million and immediately resold such finance receivables into a securitization transaction, which is described further in Note 8 — Securitizations and Variable Interest Entities. This transaction was entered into in connection with the securitization transaction and was entered into independently from the terms of the 2017 Master Transfer Agreement.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was approximately $718 million, $218 million, and $137 million during the years ended December 31, 2021, 2020, and 2019, respectively, which is included in other sales and revenues in the accompanying consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of December 31, 2021, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. The Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying consolidated balance sheets, which as of December 31, 2021 and 2020 were approximately $382 million and $131 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of December 31, 2021.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at December 31, 2021 and 2020. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2021		December 31, 2020
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$282	$282	$98	$98
Certificates and other assets	100	100	33	33
Total unconsolidated VIEs	$382	$382	$131	$131

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$282	$282	$96	$98
Certificates and other assets	93	100	28	33
Total securities available for sale	$375	$382	$124	$131

NOTE 9 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 15 — Leases, as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020

	(in millions)
Asset-Based Financing:
Floor Plan Facility	$1,877	$40
Finance Receivable Facilities	176	—
Financing of beneficial interests in securitizations	282	81
Notes payable	10	27
Real estate financing	447	387
Total asset-based financing	2,792	535
Senior Notes	2,450	1,100
Total debt	5,242	1,635
Less: current portion	(2,154)	(79)
Less: unamortized debt issuance costs (1)	(34)	(21)
Total long-term debt, net	$3,054	$1,535

(1) The unamortized debt issuance costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the accompanying consolidated balance sheets. Unamortized debt issuance costs related to revolving debt arrangements are presented within other assets on the accompanying consolidated balance sheets and not included here.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Effective October 1, 2020, the Company amended the Floor Plan Facility to increase the line of credit to $1.25 billion, reduce the interest rate to one-month LIBOR plus 3.15% and extend the maturity date to March 31, 2023. Effective March 1, 2021, the interest rate was reduced to one-month LIBOR plus 2.65%. Effective July 1, 2021, the line of credit was increased to $1.75 billion, and the LIBOR-based interest rate was amended to a substantially similar rate tied to a prime rate minus 0.50%, in advance of the cessation of LIBOR. Effective December 1, 2021, the line of credit was increased to $2.25 billion. Effective February 1, 2022, the Company amended its Floor Plan Facility to increase the line of credit to $3.0 billion through September 22, 2022. The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter.

For the year ended December 31, 2021, the effective interest rate on the Floor Plan Facility was approximately 2.55%, the Company had an outstanding balance under this facility of approximately $1.88 billion, unused capacity of approximately $373 million, and held approximately $141 million in restricted cash related to this facility. For the year ended December 31, 2020, the effective interest rate on the Floor Plan Facility was approximately 3.87%. As of December 31, 2020, the Company had an outstanding balance of approximately $40 million, unused capacity of approximately $1.2 billion, and held approximately $3 million in restricted cash related to this facility.

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

In February 2020, the Company entered into an agreement pursuant to which a second lender agreed to provide a $500 million revolving credit facility to fund certain automotive finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase the line of credit to $600 million, and extend the maturity date to December 8, 2023.

On April 30, 2021, the Company entered into an agreement pursuant to which a third lender agreed to provide a $500 million revolving credit facility to fund certain automotive finance receivables originated by the Company. The Company

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
can draw upon this facility until October 30, 2022. In December 2021, the Company amended its agreement to, among other things, increase this line of credit to $600 million.

On October 15, 2021, the Company entered into an agreement pursuant to which a fourth lender agreed to provide a $350 million revolving credit facility to fund certain automotive finance receivables originated by the Company. The Company can draw upon this facility until April 15, 2023.

The facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The facilities require monthly payments of interest and fees based on usage and unused facility amounts. The facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of December 31, 2021, the Company had $176 million outstanding under these facilities, unused capacity of approximately $1.9 billion, and held approximately $67 million in restricted cash related to these facilities. As of December 31, 2020, the Company had no amounts outstanding under these facilities, unused capacity of $1.0 billion, and held approximately $25 million in restricted cash related to these facilities. For the years ended December 31, 2021 and 2020, the Company's effective interest rate on these facilities was approximately 1.64% and 2.77%.

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

The Company voluntarily terminated these facilities in February 2020 after entering into certain of the active finance receivable facilities described above.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In connection with the issuance of the 2029 Notes, 2027 Notes, 2025 Notes and 2028 Notes, Carvana Group issued non-convertible preferred units, which Carvana Co. purchased with its net proceeds from each issuance, as further discussed in Note 10 — Stockholders' Equity.

The Indentures contain restrictive covenants that limit the ability of the Company and certain of its subsidiaries to, among other things and subject to certain exceptions, incur additional debt or issue preferred stock, create new liens, make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if the 2029 Notes, 2027 Notes, 2025 Notes and 2028 Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default. As of December 31, 2021, the Company was in compliance with all covenants.

The outstanding principal of the Senior Notes, net of unamortized debt issuance costs, was approximately $2.4 billion and $1.1 billion as of December 31, 2021 and 2020, respectively, and is included in long-term debt in the accompanying consolidated balance sheets.

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

On October 2, 2020, the Company used approximately $627 million of the proceeds from the issuance of its 2025 and 2028 Notes, described above, to redeem in full the $600 million aggregate principal amount of its 2023 Notes by exercising its option to redeem all of the 2023 Notes at the redemption price set forth in the 2023 Indenture, plus accrued interest. The Company incurred approximately $34 million of debt extinguishment costs, including approximately $27 million of redemption premium and approximately $7 million related to derecognizing unamortized debt issuance costs and premium. The debt extinguishment costs are included in interest expense on the accompanying consolidated statements of operations.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of December 31, 2021 and 2020, the outstanding principal of these notes had a weighted-average interest rate of 6.4% and 7.1%, respectively, and totaled approximately $10 million and $27 million, respectively, net of unamortized debt issuance costs, of which approximately $7 million and $17 million, respectively, was due within the next twelve months and is included in current portion of long-term debt in the accompanying consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of December 31, 2021, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of December 31, 2021 and 2020, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was approximately $444 million and $385 million, respectively, and was included in long-term debt in the accompanying consolidated balance sheets.

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

As of December 31, 2021 and 2020, the Company has pledged approximately $282 million and $81 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from January 2023 to September 2028. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was approximately $279 million and $79 million, as of December 31, 2021 and 2020, respectively, of which approximately $93 million and $22 million was included in current portion of long-term debt in the accompanying consolidated balance sheets.

The following table summarizes the aggregate maturities due in each period for notes payable, Senior Notes, and financing of beneficial interests in securitizations as of December 31, 2021. Maturities related to financing of beneficial interests in securitizations are estimated based on expected timing of payments from the securitization trusts to the lender.

As of December 31, 2021
(in millions)
2022	$100
2023	79
2024	57
2025	536
2026	17
Thereafter	1,953
Total	$2,742

NOTE 10 — STOCKHOLDERS' EQUITY

Organizational Transactions

Carvana Co.'s amended and restated certificate of incorporation, among other things, authorizes (i) 50 million shares of Preferred Stock, par value $0.01 per share, (ii) 500 million shares of Class A common stock, par value $0.001 per share, and (iii) 125 million shares of Class B common stock, par value $0.001 per share. Each share of Class A common stock generally entitles its holder to one vote on all matters to be voted on by stockholders. Each share of Class B common stock held by Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") generally entitles its holder to ten votes on all matters to be voted on by stockholders, for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Carvana Co.'s Class A common stock determined on an as-exchanged basis assuming that all of the Class A Units and Class B Units were exchanged for Class A common stock. All other shares of Class B common stock generally entitle their holders to one vote per share on all matters to be voted on by stockholders. Holders of Class B common stock are not entitled to receive dividends and would not be entitled to receive any distributions upon the liquidation, dissolution or winding down of the Company. Holders of Class A and Class B common stock

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law.

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

As of December 31, 2021 and 2020, there were approximately 216 million and 215 million Class A Units, respectively, and 3 million Class B Units, for both years presented (as adjusted for the participation thresholds and closing price of Class A common stock on December 31, 2021 and 2020), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

Equity Offerings

On May 24, 2019, the Company completed a public equity offering of 4 million shares of its Class A common stock at a public offering price of $65.00 per share and received net proceeds from the offering of approximately $259 million after underwriting discounts and commissions and offering expenses. As part of the offering, the Company granted the underwriters a 30-day option to purchase all or part of approximately 0.6 million additional shares of Class A common stock. On June 20, 2019, the underwriters exercised their option in full for an additional $39 million in proceeds after offering expenses. The
Company used the net proceeds to purchase approximately 6 million newly-issued LLC Units in Carvana Group.

On April 1, 2020, the Company completed a registered direct offering to investors of approximately 13.3 million shares of its Class A common stock at an offering price of $45.00 per share and received net proceeds from the offering of approximately $600 million. Ernest Garcia II, through Verde, and Ernest Garcia III each invested approximately $25 million, or approximately 0.6 million shares of the Class A common stock, in the offering. The Company used the net proceeds to purchase approximately 16.7 million newly-issued LLC Units in Carvana Group.

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

During the years ended December 31, 2021 and 2020, certain LLC Unitholders exchanged approximately 16 million and 9 million LLC Units and approximately 13 million and 6 million shares of Class B common stock for approximately 13 million and 7 million newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, Carvana Co. received approximately 16 million and 9 million LLC Units during the years ended December 31, 2021

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
and 2020, respectively, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group, LLC amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of its Senior Notes, as discussed further and defined in Note 9 — Debt Instruments. On October 2, 2020, Carvana Group, LLC amended and restated its LLC Agreement to, among other things, authorize the issuance of 1.1 million Class A Non-Convertible Preferred Units to be sold to Carvana Co. in connection with the issuance of its 2025 and 2028 Notes and authorize the issuance of additional Class A Non-Convertible Preferred Units, in each case in consideration for the capital contribution made or deemed to have been made by Carvana Co. of the net proceeds of senior unsecured notes issuances. On March 29, 2021, Carvana Group, LLC issued 0.6 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2027 Notes. On August 16, 2021, Carvana Group LLC issued approximately 0.8 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2029 Notes. Carvana Co. used its net proceeds from the 2023 Notes, the 2025 and 2028 Notes, the 2027 Notes, and the 2029 Notes, to purchase 0.6 million, 1.1 million, 0.6 million, and 0.8 million, respectively, of Class A Non-Convertible Preferred Units.

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

Contributions of Class A Common Shares From Ernest Garcia III

During the year ended December 31, 2019, the Company and its Chief Executive Officer, Ernest Garcia III ("Mr. Garcia"), entered into contribution agreements (the "Contribution Agreements") in connection with the 100k Milestone Gift, as defined in Note 6 — Related Party Transactions. Pursuant to the Contribution Agreements, Mr. Garcia contributed approximately 0.2 million shares of the Company's Class A common stock to the Company during the year ended December 31, 2019, at no charge. The Company subsequently granted approximately 0.2 million restricted stock units during the year ended December 31, 2019 to employees. Refer to Note 12 — Equity-Based Compensation for further discussion. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the Share Contributions, it has indemnified Mr. Garcia from any such obligations that may arise. As of December 31, 2019, Mr. Garcia's commitment related to the 100k Milestone Gift had been fulfilled.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the years ended December 31, 2021, 2020, and 2019, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $43 million, $33 million, and $5 million, respectively, which have been included in exchanges of LLC Units in the accompanying consolidated statements of stockholders' equity. During the years ended December 31, 2020, and 2019, Carvana Co. utilized its net proceeds from its equity offerings to purchase LLC Units, which resulted in adjustments to increase non-controlling interests and to decrease additional paid-in capital by approximately $644 million, and $202 million, respectively, which have been included in adjustment to non-controlling interests related to equity offerings in the accompanying consolidated statements of stockholders' equity. No LLC Units were purchased during 2021.

As of December 31, 2021, Carvana Co. owned approximately 51.4% of Carvana Group with the LLC Unitholders owning the remaining 48.6%. The net loss attributable to the non-controlling interests on the accompanying consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	For the Years Ended December 31,
	2021	2020	2019

	(in millions)
Transfers from (to) non-controlling interests:
Decrease as a result of issuance of Class A common stock	$—	$(644)	$(202)
Increase as a result of exchanges of LLC Units	43	33	5
Total transfers from (to) non-controlling interests	$43	$(611)	$(197)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity based compensation recognized during the years ended December 31, 2021, 2020, and 2019 is as follows:

	For the Years Ended December 31,
	2021	2020	2019

	(in millions)
Class B Units	$—	$1	$2
Restricted Stock Units and Awards excluding those granted in relation to the 100k Milestone Gift	35	21	13
Restricted Stock Units granted in relation to the 100k Milestone Gift	—	—	13
Options	11	7	6
Class A Units	1	2	2
Total equity-based compensation	47	31	36
Equity-based compensation capitalized to property and equipment	(7)	(6)	(3)
Equity-based compensation capitalized to inventory	(1)	—	(5)
Equity-based compensation, net of capitalized amounts	$39	$25	$28

During the years ended December 31, 2021, 2020, and 2019, the Company capitalized approximately $7 million, $6 million, and $3 million, respectively, of equity-based compensation to property and equipment related to software development and real estate projects and approximately $1 million, $0 million, and $5 million, respectively, to inventory related to reconditioning and inbound transportation of vehicles. All other equity-based compensation is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2021, unrecognized equity-based compensation related to outstanding awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2021 is presented in the table below. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

	Unrecognized Equity-Based Compensation Related to Outstanding Awards (in millions)	Remaining Weighted-Average Amortization Period (in years)
Class B Units	$—	0.1
Restricted Stock Units and Awards	81	2.9
Options	22	2.7
Class A Units	—	0.3
Total unrecognized equity-based compensation	$103

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan 14 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers, and consultants. The majority of equity granted by the Company vests over four-year periods based on continued employment with the Company. As of December 31, 2021, approximately 10 million shares remain available for future equity-based award grants under this plan.

Restricted Stock Units

Restricted stock units ("RSUs") do not entitle recipients to vote or receive dividends. RSUs generally vest over a period of four years, subject to the recipient's continued employment. During the years ended December 31, 2021, 2020, and 2019, the Company issued certain employees an aggregate of approximately 0.3 million, 0.3 million, and 0.7 million RSUs, respectively, pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $288.27, $110.00, and $60.91, respectively. The Company determined the grant-date fair value of the RSUs based on the closing price of the Company's Class A common stock on the grant date. RSUs are settled in shares of Class A common stock on a one-to-one basis within thirty days of vesting. As discussed in Note 10 — Stockholders' Equity, included in these RSUs, in connection with the 100k Milestone Gift, during the year ended December 31, 2019, the Company granted approximately 0.2 million RSUs with a vesting period of one week or less following receipt of Class A common stock from its Chief Executive Officer, Ernest Garcia III. The Company recognized approximately $13 million during the year ended December 31, 2019 of equity-based compensation, a portion of which related to the production of the Company's used vehicle inventory and was therefore capitalized to inventory.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

RSU activity during the years ended December 31, 2021, 2020, and 2019 was as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2019	764	$34.25
Granted	672	$60.91
Settled	(461)	$45.05
Forfeited	(47)	$37.15
Outstanding at December 31, 2019(1)	928	$48.04

Granted	342	$110.00
Settled	(475)	$45.80
Forfeited	(57)	$70.89
Outstanding at December 31, 2020(1)	738	$76.43

Granted	258	$288.27
Settled	(385)	$86.57
Forfeited	(58)	$132.88
Outstanding at December 31, 2021(1)	553	$162.32

(1) All outstanding RSUs at December 31, 2021, 2020, and 2019 are nonvested.

Employee Stock Purchase Plan

In May 2021, the Company adopted an employee stock purchase plan (the "ESPP"). The ESPP allows substantially all employees, excluding members of senior management, to acquire shares of the Company's Class A common stock through payroll deductions over six-month offering periods. The per share purchase price is equal to 90% of the fair market value of a share of the Company's Class A common stock on the last day of the offering period. Participant purchases are limited to a maximum of $10,000 of stock per calendar year. The Company is authorized to grant up to 0.5 million shares of Class A common stock under the ESPP.

As of December 31, 2021, which was the first six month offering period 2,494 shares have been issued under the ESPP, and 497,506 shares remained available for future issuance. The per share price of shares purchased on December 31, 2021 was $208.61 and the per share discount from market value for shares purchased was $23.18. During the year ended December 31, 2021, the Company incurred less than $1 million of equity-based compensation expense related to the ESPP.

Non-Qualified Stock Options

Non-qualified stock options allow recipients to purchase shares of Class A common stock at a fixed exercise price. The fixed exercise price is equal to the price of a share of Class A common stock at the time of grant. The options typically vest 25% on the anniversary of the grant date and in equal monthly installments thereafter for a total vesting period of four years and expire ten years after the grant date.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Stock option activity during the years ended December 31, 2021, 2020, and 2019 was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	931	$24.95	8.9	$11
Options granted	364	$37.70		n/a
Options exercised	(104)	$16.28		$5
Options forfeited or expired	(44)	$17.53		n/a
Outstanding at December 31, 2019	1,147	$30.07	8.3	$71

Options granted	179	$88.56		n/a
Options exercised	(195)	$27.82		$24
Options forfeited or expired	(59)	$16.52		n/a
Outstanding at December 31, 2020	1,072	$41.01	7.7	$213

Options granted	97	$178.42		n/a
Options exercised	(75)	$24.32		$20
Options forfeited or expired	(28)	$27.62		n/a
Outstanding at December 31, 2021	1,066	$39.74	6.7	$183

Vested and exercisable as of December 31, 2021	695	$22.59	6.1	$135
Expected to vest as of December 31, 2021	371	$71.88	7.8	$48

The Company determined the grant-date fair value of the options granted during the years ended December 31, 2021, 2020, and 2019 using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020	2019
Expected volatility(1)	67.1%	70.1%	66.7%
Expected dividend yield	—%	—%	—%
Expected term (in years)(2)	6.14	6.14	6.11
Risk-free interest rate	0.7%	1.4%	2.5%
Weighted-average grant-date fair value per option	$178.41	$53.62	$23.87
(1) Measured using the Company's historical data, market option volatility and selected high-growth guideline companies and considering the risk factors that would influence the range of expected volatility because the Company does not have sufficient historical data to provide a reasonable basis upon which to estimate the expected volatility for the entirety of the term.
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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the Class A Unit activity for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Class A Units
	Number of Class A Units (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	393
Granted	—	n/a
Exchanged	(172)	$18.58
Forfeited	—	n/a
Outstanding at December 31, 2019	221

Granted	—	n/a
Exchanged	(100)	$18.58
Forfeited	—	n/a
Outstanding at December 31, 2020	121

Granted	—	n/a
Exchanged	(36)	$18.58
Forfeited	—	n/a
Outstanding at December 31, 2021	85

Vested as of December 31, 2021	61	$18.58
Expected to vest as of December 31, 2021	24	$18.58

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units granted during the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the Class B Unit activity for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Class B Units
	Number of Class B Units (in thousands)	Weighted-Average Participation Threshold per Class B Unit
Outstanding at January 1, 2019	6,393	$3.08
Granted	—	n/a
Exchanged	(1,202)	$1.17
Forfeited	(23)	$5.23
Outstanding at December 31, 2019	5,168	$3.51

Granted	—	n/a
Exchanged	(1,991)	$1.22
Forfeited	(14)	$5.81
Outstanding at December 31, 2020	3,163	$4.94

Granted	—	n/a
Exchanged	(535)	$1.70
Forfeited	(1)	$12.00
Outstanding at December 31, 2021	2,627	$5.60

Vested as of December 31, 2021	2,606	$5.55
Expected to vest as of December 31, 2021	21	$12.00

NOTE 13 — LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss attributable to Class A common stockholders by the weighted-average shares of Class A common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive shares. For all periods presented, potentially dilutive shares are excluded from diluted net loss per share because they have an anti-dilutive impact. Therefore, basic and diluted net loss per share attributable to Class A common stockholders are the same for all periods presented. Net loss for all periods presented is attributable only to Class A common stockholders, due to no activity related to convertible preferred stock during those periods.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted net loss per share during the years ended December 31, 2021, 2020, and 2019:

	For the years ended December 31,
	2021	2020	2019

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net loss	$(287)	$(462)	$(365)
Net loss attributable to non-controlling interests	(152)	(291)	(250)
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(135)	$(171)	$(115)
Denominator:
Weighted-average shares of Class A common stock outstanding	82,839	65,074	47,079
Nonvested weighted-average restricted stock awards	(34)	(93)	(232)
Weighted-average shares of Class A common stock outstanding, basic and diluted	82,805	64,981	46,847
Net loss per share of Class A common stock, basic and diluted	$(1.63)	$(2.63)	$(2.45)

Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net loss per share of Class A common stock for the years ended December 31, 2021, 2020, and 2019:

	For the years ended December 31,
	2021	2020	2019
	(in thousands)

Options (1)	1,066	1,072	1,147
Restricted Stock Units and Awards (1)	666	757	771
Class A Units (2)	89,773	100,700	102,305
Class B Units (2)	2,217	3,321	4,318
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

Net loss before income taxes was $286 million, $462 million, and $365 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company had an income tax expense of $1 million for the year ended December 31, 2021, an

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
income tax benefit of less than $1 million for the year ended December 31, 2020 and no income tax expense or benefit for the year ended 2019.

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2021	2020	2019

	(in millions)
Federal - Current	$2	$—	$—
Federal - Deferred	(1)	—	—
	1	—	—

State - Current	—	—	—
State - Deferred	—	—	—
	—	—	—

Total Expense (Benefit)	$1	$—	$—

A reconciliation of the U.S. federal rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in millions)
Expected U.S. federal income taxes at statutory rate	$(60)	21.0%	$(97)	21.0%	$(77)	21.0%
Loss attributable to non-controlling interests	32	(11.2)%	62	(13.5)%	52	(14.4)%
State taxes	(8)	2.8%	(9)	2.0%	(3)	0.8%
Stock based compensation	(16)	5.6%	(5)	1.1%	—	0.2%
Valuation allowance	53	(18.5)%	56	(12.0)%	18	(4.9)%
Effect due to LLC flow-through structure	—	—%	(7)	1.5%	10	(2.7)%
Other	—	0.0%	—	0.0%	—	0.0%
Income tax expense (benefit)	$1	(0.3)%	$—	0.1%	$—	—%

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the tax basis in an asset or liability and its reported amount under U.S. GAAP. These temporary differences result in taxable or deductible amounts in future years. The components of the Company’s deferred tax assets are as follows:

	Years Ended December 31,
	2021	2020

	(in millions)
Deferred tax assets:
Investment in Carvana Group	$1,391	$555
Net operating loss carryforward	193	99
Interest expense carryforward	50	21
Tax credit carryforward	4	2
Other	1	—
Total gross deferred tax assets	1,639	677
Valuation allowance	(1,638)	(677)
Total deferred tax assets, net of valuation allowance	$1	$—

Deferred tax liabilities:
Intangibles	$(1)	$(1)

Total gross deferred tax liabilities	—	(1)

As of December 31, 2021 and 2020, the Company had federal and state net operating loss carry forwards of $801 million and $415 million, respectively. Federal losses that arose prior to 2018 will begin to expire in 2037. Federal losses generated after 2017 will be carried forward indefinitely.

As described in Note 10 — Stockholders' Equity, the Company acquired 16 million and 9 million LLC Units during the year ended December 31, 2021 and 2020, respectively, in connection with exchanges with Existing LLC Unitholders. During the year ended December 31, 2021 and 2020, respectively, the Company recorded a gross deferred tax asset of $908 million and $407 million associated with the basis difference in its investment in Carvana Group related to the acquisition of the LLC Units which is reflected as an increase to additional paid-in capital in the accompanying statements of stockholders' equity.

As described in Note 10 — Stockholders' Equity, on May 24, 2019, the Company completed a public equity offering of 4 million shares of the Class A common stock. As part of the offering, the underwriters were given an option to purchase all or part of approximately 0.6 million additional shares of Class A common stock which the underwriters exercised in full. The Company recognized a gross deferred asset of approximately $8 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying consolidated statements of stockholders' equity. The Company has not recorded a deferred tax asset of $43 million related to the remaining basis difference associated with the purchase of LLC Units as the difference will only reverse upon the sale of its interest in Carvana Group.

As described in Note 10 — Stockholders' Equity, the Company purchased a total of approximately 23 million newly-issued LLC Units of Carvana Group in connection with a direct offering and a public equity offering during the year ended December 31, 2020. During the year ended December 31, 2020, the Company recognized a gross deferred tax asset of approximately $14 million associated with a portion of the basis difference resulting from this purchase of LLC Units which is reflected as an increase to additional paid-in capital in the accompanying consolidated statements of stockholders' equity. The Company has not recorded a deferred tax asset of $147 million related to the remaining basis difference associated with the purchase of LLC Units as the difference will only reverse upon the sale of its interest in Carvana Group.

As described in Note 4 — Goodwill and Intangible Assets, Carvana Group acquired Car360 on April 12, 2018. The acquisition included various intangible assets, and as a result the Company recognized a deferred tax liability of approximately $2 million which is reflected within other liabilities in the accompanying consolidated balance sheets. The deferred tax liability

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
will be amortized over five to seven years, and less than $1 million was amortized during both of the years ended December 31, 2021 and 2020.

During the year ended December 31, 2021, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance of $1.6 billion against its deferred tax assets. The Company has $1 million in deferred tax assets and $1 million in deferred tax liabilities from separate tax filing entities that are not available to offset its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of the year ended December 31, 2021 and 2020, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. On March 11, 2021, the President signed into law the American Rescue Plan Act ("ARPA") which extends and expands some of the provisions under the CARES Act. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or income tax payable and deferred income tax positions of the Company.

The Company's effective tax rate for the years ended December 31, 2021 and 2020 was an expense of 0.3% and a benefit of 0.1%, respectively, related to its wholly-owned subsidiaries.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and that any LLC Units that have not been exchanged are deemed exchanged for the fair market value of the Company's Class A common stock at the time of termination.

As of December 31, 2021, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of December 31, 2021, the total unrecorded TRA liability is approximately $1.6 billion. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Uncertain Tax Positions

Based on the Company's analysis of tax positions taken on income tax returns filed, no uncertain tax positions existed as of December 31, 2021, 2020, and 2019. Carvana Co. was formed in November 2016 and did not engage in any operations prior to the IPO and associated organizational transactions. Carvana Co. was not required to file 2016 tax returns and filed its first tax returns for the tax year 2017, the first year it became subject to examination by taxing authorities for U.S. federal and state income tax purposes. Carvana Group is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. Carvana Group has filed income tax returns for years through 2020. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed.

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

Operating Leases

As of December 31, 2021, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, IRCs, storage, parking, and corporate offices. The initial terms expire at various dates between 2022 and 2032. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options.

In September 2021, the Company entered into a lease for additional corporate office space in Atlanta, Georgia. The lessor granted the Company access to a portion of the space during September 2021, Access to additional portions of the space was granted in November 2021 and December 2021. The landlord delivered access to the remainder of the space in January 2022. The initial lease term is for approximately 10 years with one option to renew the lease through May 1, 2037. The undiscounted future minimum lease payments for the portion of the lease that has not yet commenced as of December 31, 2021, is approximately $40 million over the initial term.

Also in September 2021, the Company entered into a lease for additional corporate office space in Los Angeles, California, which has not yet commenced as of December 31, 2021. The initial lease term is for approximately 12 years with two 5-year renewal options. The lease has total undiscounted future minimum lease payments of approximately $51 million over the initial lease term. Payments will commence when the Company gains beneficial access to the leased asset. The commencement date occurred in January 2022.

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

Lease Costs and Activity

The Company's lease costs and activity during the years ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020	2019

	(in millions)
Lease Costs:
Finance Leases:
Amortization of finance lease assets	$38	$17	$8
Interest obligations under finance leases	8	4	2
Total finance lease expense	$46	$21	$10

Operating Leases:
Fixed lease costs	$56	$29	$13
Fixed lease costs to related parties	6	7	8
Variable short-term lease costs to related parties	1	2	1
Total operating lease costs	$63	$38	$22

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties	$35	$18	$10
Operating lease liabilities to related parties	$5	$7	$8
Interest payments on finance lease liabilities	$8	$4	$2

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$56	$20	$8

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Maturity of Lease Liabilities

The following table summarizes maturities of lease liabilities as of December 31, 2021:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
2022	$61	$5	$51	$56	$117
2023	56	5	52	57	113
2024	48	3	53	56	104
2025	38	2	55	57	95
2026	23	2	54	56	79
Thereafter	4	3	269	272	276
Total minimum lease payments	230	20	534	554	784
Less: amount representing interest	(24)	(4)	(160)	(164)	(188)
Total lease liabilities	$206	$16	$374	$390	$596

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

As of December 31, 2021 and 2020, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of December 31, 2021, 2020, and 2019 were as follows, excluding short-term operating leases:

	December 31,
	2021	2020	2019
Weighted average remaining term (years)
Operating leases	9.2	9.8	10.6
Finance leases	4.4	4.4	4.5
Weighted-average discount rate
Operating leases	7.2%	8.3%	8.4%
Finance leases	5.4%	5.3%	5.4%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $16 million and $11 million, as of December 31, 2021 and 2020, respectively, and is included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets.

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

The following tables are a summary of fair value measurements and hierarchy level at December 31, 2021 and 2020:

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$154	$154	$—	$—
Beneficial interests in securitizations	382	—	—	382

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$308	$308	$—	$—
Beneficial interests in securitizations	131	—	—	131

(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying consolidated balance sheets.

As of December 31, 2021 and 2020, the Company has purchase price adjustment receivables of approximately $34 million and $14 million, respectively, which are carried at fair value and classified as other assets in the accompanying consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a gain of approximately $20 million and $2 million during the years ended December 31, 2021 and 2020, respectively, and are reflected in other expense (income), net in the accompanying consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Beneficial Interests in Securitizations

Beneficial interests in securitizations include notes and certificates of the securitization trusts, the same securities as issued to other investors as described in Note 8 — Securitizations and Variable Interest Entities. Beneficial interests in securitizations are initially treated as Level 2 assets when the securitization transaction occurs in close proximity to the end of the period and there is a lack of observable changes in the economic inputs. When the securitization transaction does not occur in close proximity to the end of the period or there have been observable changes in the economic inputs, beneficial interests in securitizations are classified as Level 3.

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of December 31, 2021 and 2020, the discount rates were 1.1% to 10.0% and 1.4% to 10.0%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense (income), net in the accompanying consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis.
During the year ended December 31, 2020, the Company transferred beneficial interests acquired as part of the December 2019 securitization transaction initially classified as Level 2 from Level 2 to Level 3. The assets were initially classified as Level 2 due to the transactions' proximity to the end of each respective reporting period and the lack of observable changes in economic inputs. As noted above, the Company uses significant unobservable inputs to measure the fair value of these assets on a recurring basis, thus they will be classified as Level 3 in future periods. There were no transfers out of Level 3 during the years ended December 31, 2021 and 2020.

In December 2021, the Company began selling certain of its beneficial interests in securitizations that meet the criteria for sale set forth in the Risk Retention Rules. For the year ended December 31, 2021, the Company sold beneficial interests in securitizations for a purchase price totaling approximately $1 million.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020

	(in millions)
Opening Balance	$131	$70
Transfers into Level 3	—	29
Received in securitization transactions	338	65
Cash receipts	(93)	(42)
Change in fair value	7	9
Sales of beneficial interests	(1)	—
Ending Balance	$382	$131

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value because their respective maturities are less than three months. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the years ended December 31, 2021 and 2020. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020

	(in millions)
Carrying value, net of unamortized debt issuance costs	$2,422	$1,083
Fair value	2,411	1,121

The fair value of finance receivables, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

	(in millions)
Carrying value	$356	$275
Fair value	392	300

Investments in Equity Securities

During October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative as permitted by the accounting standards and recorded the investment at its cost of approximately $126 million, which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of our investment and have not recorded any impairments or upward or downward adjustments to the carrying amount of our investment in Root, as there have not been changes in the observable price of our equity interest through December 31, 2021.

The Company entered into a commercial agreement with Root, under which the Root auto insurance products will be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "warrants"). One tranche consisting of 42 million warrants vests either upon the earlier of product integration or 18 months, and is considered a derivative instrument. The other tranches vest based on insurance product sales through the Company's e-commerce platform, which are expected to begin during 2022. The Company used a Monte Carlo simulation to estimate the fair value of these warrants, which are classified as Level 3. At contract inception the Company recognized an asset of approximately $30 million for the warrants and deferred revenue, classified in other assets and other liabilities, respectively in the accompanying consolidated balance sheets. During the three months ended December 31, 2021, we recognized a decrease in fair value of approximately $24 million in relation to the warrants to acquire Class A common stock through other expense (income), net in the accompanying consolidated statements of operations.

Derivative Instruments

As of December 31, 2021 and 2020, the Company had no other outstanding derivative instruments.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the years ended December 31, 2021, 2020, and 2019:

	For the Years Ended December 31,
	2021	2020	2019

	(in millions)
Supplemental cash flow information:
Cash payments for interest, including $0, $1, and $1, respectively, to related parties	$152	$95	$74
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$102	$36	$25
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$253	$71	$58
Property and equipment acquired under finance leases	$152	$78	$36
Warrants to acquire Root Class A common stock	$30	$—	$—
Equity-based compensation expense capitalized to property and equipment	$7	$6	$3
Fair value of beneficial interests received in securitization transactions	$338	$65	$109
Reductions of beneficial interests in securitizations and associated long-term debt	$38	$28	$7

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same amounts shown in the accompanying consolidated statements of cash flows for all periods presented:

	December 31,
	2021	2020	2019

	(in millions)
Cash and cash equivalents	$403	$301	$76
Restricted cash	233	28	42
Total cash, cash equivalents, and restricted cash	$636	$329	$118

NOTE 19 — SUBSEQUENT EVENTS

Proposed Acquisition of ADESA U.S. Physical Auction Business

On February 24, 2022, the Company entered into a definitive agreement to acquire the U.S physical auction business of ADESA, Inc. from KAR Auction Services, Inc., for approximately $2.2 billion (the “Purchase Agreement”). The Company plans to finance the acquisition through the issuance of new debt financing that has already been committed, described below.

In connection with the Purchase Agreement, the Company also entered into a commitment letter (the “Commitment Letter”) with certain financial institutions, in which such financial institutions agreed to provide the Company with an aggregate of $3.275 billion of debt financing facilities (the “Acquisition Finance Facilities”). The Acquisition Finance Facilities will serve to (a) finance the cash consideration agreed upon in the Purchase Agreement, (b) pay certain associated costs and expenses and (c) provide for certain working capital needs and general corporate purposes, including investing in improvements at facilities acquired pursuant to the Purchase Agreement. The Acquisition Finance Facilities will be financed by a syndicate of lenders led by JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. The Commitment Letter contains, and any definitive financing documentation entered into in connection with the Commitment Letter will contain, customary conditions, representations and warranties, events of default, and covenants for transactions of this type.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Purchase Agreement has been approved by the Boards of Directors of both companies. The acquisition is expected to close during the second quarter of 2022, subject to the satisfaction or waiver of customary closing conditions.

Floor Plan Facility Amendment

Effective February 1, 2022, the Company amended its Floor Plan Facility to increase the line of credit to $3.0 billion through September 22, 2022.

Contribution Agreement

On January 5, 2022, our CEO Ernie Garcia III announced to the Company that he will contribute 23 shares of Class A common stock from his personal shareholdings for every one of the Company's then-existing employees upon their satisfying certain employment tenure requirements (the "1 Million Unit Milestone Gift"). In connection with this ongoing commitment from Mr. Garcia, the Company and Mr. Garcia entered into a contribution agreement on February 22, 2022, under which Mr. Garcia will contribute to us at the end of each fiscal quarter the number of shares of our Class A common stock, granted pursuant to the 1 Million Unit Milestone Gift, that have vested during such quarter. The shares contributed shall be shares of Class A common stock that he individually owns, at no charge. The contribution is intended to fund restricted stock unit awards to certain employees of the Company upon their satisfying applicable employment tenure requirements. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has indemnified Mr. Garcia from any such obligations that may arise.

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

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation during the fourth quarter of 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

On January 5, 2022, our CEO Ernie Garcia III announced to the Company that he will contribute 23 shares of Class A common stock from his personal shareholdings for every one of the Company's then-existing employees upon their satisfying certain employment tenure requirements (the "1 Million Unit Milestone Gift"). In connection with this ongoing commitment from Mr. Garcia, the Company and Mr. Garcia entered into a contribution agreement on February 22, 2022, under which Mr. Garcia will contribute to us at the end of each fiscal quarter the number of shares of our Class A common stock, granted pursuant to the 1 Million Unit Milestone Gift, that have vested during such quarter. The shares contributed shall be shares of Class A common stock that he individually owns, at no charge. The contribution is intended to fund restricted stock unit awards to certain employees of the Company upon their satisfying applicable employment tenure requirements. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has indemnified Mr. Garcia from any such obligations that may arise. The Contribution Agreement is filed herewith as Exhibit 10.51.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information about our equity compensation plans under which our Class A common stock is authorized for issuance as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options (2)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2)(3)
Equity compensation plans approved by security holders (1)	1,066	$39.74	10,113
(1) Includes awards granted and available for future issuance under our 2017 Omnibus Incentive Plan and offerings under our Employee Stock Purchase Plan, which was approved in 2021.
(2) Presented in thousands.
(3) Consists of shares available under the ESPP and shares available under the 2017 Omnibus Plan.

The information required by Item 403 of Regulation S-K is incorporated by reference to Carvana’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1	Financial Statements: The Consolidated Financial Statements of Carvana are set forth in Part II, Item 8 of this Form 10-K.
2	Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts.

Schedule II - Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Reductions	Balance at end of period

	(in millions)
Deferred tax asset valuation allowance:
Year ended December 31, 2021	$677	$53	$908	(1)	$—	$1,638
Year ended December 31, 2020	$215	$55	$407	(1)	$—	$677
Year ended December 31, 2019	$127	$18	$70	(1)	$—	$215

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

ITEM 16. FORM 10-K SUMMARY.

None.

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
4.5
Indenture, dated March 29, 2021, among Carvana Co., each of the guarantors party thereto and U.S. Bank National Association, as trustee, related to the 5.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on March 30, 2021).

4.6	Form of 5.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on March 30, 2021).
4.7
Indenture, dated August 16, 2021, among Carvana Co., each of the guarantors party thereto and U.S. Bank National Association, as trustee, related to the 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Carvana Co.'s Current Report on Form 8-K files with the SEC on August 16, 2021).

4.8	Form of 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on August 16, 2021).
4.9	Description of Registrant's Securities, filed herewith.
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

10.20	Carvana Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Carvana Co.’s Registration Statement on Form S-8 filed with the SEC on May 7, 2021).
10.21*
Second Amended and Restated Inventory Financing and Security Agreement, dated as of October 1, 2020 among Ally Bank, Ally Financial Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.3 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2020).

10.22
First Amendment to Second Amended and Restated Inventory Financing and Security Agreement, dated March 15, 2021, among Ally Bank, Ally Financial Inc., and Carvana, LLC(incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on March 18, 2021).

10.23*
Second Amendment to Second Amended and Restated Inventory Financing and Security Agreement, dated June 29, 2021, among Ally Bank, and Ally Financial Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 6, 2021).

10.24
Third Amendment to Second Amended and Restated Inventory Financing and Security Agreement, dated December 1, 2021, among Ally Bank, Ally Financial Inc., and Carvana, LLC(incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on December 6, 2021).

10.25
Fourth Amendment to Second Amended and Restated Inventory Financing and Security Agreement, dated February 1, 2021, among Ally Bank, Ally Financial Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on February 3, 2022).

10.26*
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

10.28
Second Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated November 3, 2017, among Carvana Auto Receivables 2016-1 LLC, Ally Bank and Ally Financial Inc. (incorporated by reference to Exhibit 10.3 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.29
Omnibus Amendment No. 2 to the Ally Flow transaction, dated as of January 4, 2018 (incorporated by reference to Exhibit 10.44 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on March 6, 2018).

10.30
Third Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated November 2, 2018, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.31
Fourth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated January 4, 2019, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.61 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on February 27, 2019).

10.32*
Fifth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated March 6, 2019 among Carvana Auto Receivables 2016-1 LLC, Ally Bank, Ally Financial Inc. (incorporated by reference to Exhibit 99.2 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on April 25, 2019).

10.33*
Sixth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated April 19, 2019 among Carvana Auto Receivables 2016-1 LLC, Ally Bank, Ally Financial Inc. (incorporated by reference to Exhibit 99.3 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on April 25, 2019).

10.34
Seventh Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated March 19, 2020, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020).

10.35*
Eighth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated March 24, 2020, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.2 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020).

10.36*
Ninth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated April 29, 2020, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.3 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020).

10.37*
Tenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated May 19, 2020, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc.(incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.38
Eleventh Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated June 30, 2020, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc.(incorporated by reference to Exhibit 10.2 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.39*
Twelfth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated September 29, 2020,among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.2 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2020).

10.40*
Thirteenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated December 30, 2020, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.35 to Carvana Co.'s Annual report on Form 10-K, filed with the SEC on February 25, 2021).

10.41*
Fourteenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated January 29, 2021, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.36 to Carvana Co.'s Annual Report on Form 10-K, filed with the SEC on February 25, 2021).

10.42*
Fifteenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated March 19, 2021, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on March 24, 2021).

10.43
Sixteenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated May 3, 2021, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.3 to Carvana Co.'s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2021).

10.44
Seventeenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated June 30, 2021, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.3 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC August 5, 2021).

10.45
Eighteenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated September 28, 2021, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2021).

10.46
SilverRock Automotive Master Dealer Agreement, dated December 8, 2016 among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc. and Carvana, LLC (incorporated by reference to Exhibit 10.24 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).

10.47
Amendment to the Master Dealer Agreement, effective October 1, 2018 among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.5 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2018).

10.48*
Second Addendum to the Master Dealer Agreement, effective August 31, 2020 among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2020).

10.49
Third Addendum to the Master Dealer Agreement, effective April 19, 2021, among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc., and Carvana, LLC,(incorporated by reference to Exhibit 10.4 to Carvana Co.'s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2021).

10.50†	Non-Compete Agreement between Carvana, LLC and Ernest C. Garcia III (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on November 1, 2018).
10.51	Contribution Agreement between Carvana Co. and Ernest C. Garcia III, dated February 22, 2022, filed herewith.
21.1	Carvana Co. Subsidiaries, filed herewith.
23.1	Consent of Grant Thornton, LLP, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

Date:	February 24, 2022	Carvana Co.
(Registrant)

	By:	/s/ Ernest Garcia III
Ernest Garcia III
President, Chief Executive Officer and Chairman
February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest Garcia III	President, Chief Executive Officer, and Chairman	February 24, 2022
Ernest Garcia III

/s/ Mark Jenkins	Chief Financial Officer	February 24, 2022
Mark Jenkins

/s/ Stephen Palmer	Vice President of Accounting and Finance	February 24, 2022
Stephen Palmer

/s/ Michael Maroone	Director	February 24, 2022
Michael Maroone

/s/ Ira Platt	Director	February 24, 2022
Ira Platt

/s/ Dan Quayle	Director	February 24, 2022
Dan Quayle

/s/ Greg Sullivan	Director	February 24, 2022
Greg Sullivan

/s/ Neha Parikh	Director	February 24, 2022
Neha Parikh