Form 10-Q
period 2022-03-31
CARVANA CO.
filed 2022-05-10
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 6, 2022, the registrant had 105,743,879 shares of Class A common stock outstanding and 82,900,276 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$247	$403
Restricted cash	295	233
Accounts receivable, net	208	206
Finance receivables held for sale, net	393	356
Vehicle inventory	3,304	3,149
Beneficial interests in securitizations	416	382
Other current assets, including $8 and $12, respectively, due from related parties	207	163
Total current assets	5,070	4,892
Property and equipment, net	1,856	1,560
Operating lease right-of-use assets, including $16 and $17, respectively, from leases with related parties	475	369
Intangible assets, net	4	4
Goodwill	9	9
Other assets, including $4 and $7, respectively, due from related parties	171	181
Total assets	$7,585	$7,015
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $28 and $27, respectively, due to related parties	$748	$656
Short-term revolving facilities	2,786	2,053
Current portion of long-term debt	178	152
Other current liabilities, including $4 and $3, respectively, from leases with related parties	29	29
Total current liabilities	3,741	2,890
Long-term debt, excluding current portion	3,286	3,208
Operating lease liabilities, excluding current portion, including $12 and $13, respectively, from leases with related parties	474	361
Other liabilities	32	31
Total liabilities	7,533	6,490
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 90,062 and 89,930 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 82,900 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	829	795
Accumulated deficit	(749)	(489)
Total stockholders' equity attributable to Carvana Co.	80	306
Non-controlling interests	(28)	219
Total stockholders' equity	52	525
Total liabilities & stockholders' equity	$7,585	$7,015
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended March 31,
	2022	2021
Sales and operating revenues:
Used vehicle sales, net	$2,732	$1,800
Wholesale vehicle sales, including $14 and $6 respectively, from related parties	575	240
Other sales and revenues, including $48 and $42, respectively, from related parties	190	205
Net sales and operating revenues	3,497	2,245
Cost of sales, including $9 and $1, respectively, to related parties	3,199	1,907
Gross profit	298	338
Selling, general and administrative expenses, including $6 for both periods, to related parties	727	397
Interest expense	64	30
Other expense (income), net	13	(7)
Net loss before income taxes	(506)	(82)
Income tax provision	—	—
Net loss	(506)	(82)
Net loss attributable to non-controlling interests	(246)	(46)
Net loss attributable to Carvana Co.	$(260)	$(36)
Net loss per share of Class A common stock, basic and diluted	$(2.89)	$(0.46)
Weighted-average shares of Class A common stock, basic and diluted (1)	90,095	78,103
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

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2021	89,930	$—	82,900	$—	$795	$(489)	$219	$525
Net loss	—	—	—	—	—	(260)	(246)	(506)
Exchanges of LLC Units	27	—	—	—	1	—	(1)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	1	—	—	1
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(1)	—	—	(1)
Contribution of Class A common stock from related party	(97)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	139	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(12)	—	—	(12)
Options exercised	63	—	—	—	2	—	—	2
Equity-based compensation	—	—	—	—	43	—	—	43
Balance, March 31, 2022	90,062	$—	82,900	$—	$829	$(749)	$(28)	$52

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(506)	$(82)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	37	22
Equity-based compensation expense	28	8
Loss on disposal of property and equipment	1	—
Provision for bad debt and valuation allowance	5	1
Amortization and write-off of debt issuance costs and bond premium	6	2
Unrealized loss on warrants to acquire Root Class A common stock	5	—
Unrealized loss (gain) on beneficial interests in securitization	10	(2)
Changes in finance receivable related assets:
Originations of finance receivables	(1,985)	(1,427)
Proceeds from sale of finance receivables, net	1,906	1,368
Gain on loan sales	(105)	(138)
Principal payments received on finance receivables held for sale	61	32
Other changes in assets and liabilities:
Vehicle inventory	(133)	(397)
Accounts receivable	(5)	(41)
Other assets	(43)	(29)
Accounts payable and accrued liabilities	117	151
Operating lease right-of-use assets	(106)	—
Operating lease liabilities	113	—
Other liabilities	1	—
Net cash used in operating activities	(593)	(532)
Cash Flows from Investing Activities:
Purchases of property and equipment	(220)	(82)
Principal payments received on and proceeds from sale of beneficial interests	12	7
Net cash used in investing activities	(208)	(75)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	5,231	2,064
Payments on short-term revolving facilities	(4,498)	(1,981)
Proceeds from issuance of long-term debt	20	640
Payments on long-term debt	(36)	(14)
Payments of debt issuance costs	—	(7)
Proceeds from equity-based compensation plans	2	—
Tax withholdings related to restricted stock units and awards	(12)	(9)
Net cash provided by financing activities	707	693
Net (decrease) increase in cash, cash equivalents and restricted cash	(94)	86
Cash, cash equivalents and restricted cash at beginning of period	636	329
Cash, cash equivalents and restricted cash at end of period	$542	$415
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

Organization

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016 for the purpose of completing its initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Carvana Group, except the Company's Senior Notes (as defined in Note 10 — Debt Instruments) which were issued by Carvana Co. and guaranteed by its and Carvana Group's existing domestic restricted subsidiaries.

In accordance with Carvana Group LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 11 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of March 31, 2022, Carvana Co. owned approximately 51.5% of Carvana Group and the LLC Unitholders (as defined in Note 11 — Stockholders' Equity) owned the remaining 48.5%.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company's most recent Annual Report on Form 10-K filed on February 24, 2022.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2022, results of operations and changes in stockholder's equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Liquidity

Since inception, the Company has incurred losses, and expects to incur additional losses in the future as it continues to build inspection and reconditioning centers ("IRCs") and vending machines, serve more of the U.S. population, and enhance technology and software. Since March 31, 2022, the Company has completed an equity offering of 15.6 million shares of Class A Common Stock for net proceeds of $1.2 billion and issued a total of $3.275 billion in aggregate principal amount of 10.25% senior unsecured notes due 2030 (the "2030 Notes"). The Company intends to use the net proceeds from the Class A common stock offering for general corporate purposes and to pay any costs, fees and expenses incurred by it in connection with the offering. The Company used the net proceeds from the issuance and sale of the 2030 Notes (a) to finance the $2.2 billion acquisition of the U.S. physical auction business of ADESA, Inc. ("ADESA") and other ancillary transactions to occur in connection therewith, and to pay related fees and expenses in connection therewith and (b) for working capital, capital expenditures and other general corporate purposes. In March 2022, the Company's forward flow partner committed to purchase a total of $5.0 billion of the Company's finance receivables through March 2023, and such facility had approximately $4.5 billion of unused capacity as of March 31, 2022. In addition, the Company has a $3.0 billion floor plan facility effective through September 22, 2022 and $2.0 billion thereafter through March 31, 2023. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

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

New Accounting Standards not Adopted Yet

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606 instead of being recorded at fair value. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company plans to early adopt this ASU during the quarter ended June 30, 2022 and is currently evaluating the expected impact of the adoption of this guidance on the consolidated financial statements.

NOTE 3 — BUSINESS COMBINATIONS

Acquisition of ADESA U.S. Physical Auction Business

On February 24, 2022, the Company entered into a definitive agreement to acquire the U.S physical auction business of ADESA from KAR Auction Services, Inc. ("KAR"), for approximately $2.2 billion. On May 9, 2022, the Company completed its previously announced acquisition of the U.S. physical auction business of ADESA from KAR for approximately $2.2 billion. The initial accounting for this acquisition is expected to be completed by the time the Quarterly Report on Form 10-Q for the period ended June 30, 2022 is filed with the SEC. Refer to Note 20 — Subsequent Events for additional information.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

	(in millions)
Land and site improvements	$365	$303
Buildings and improvements	754	643
Transportation fleet	501	347
Software	190	169
Furniture, fixtures and equipment	111	97
Total property and equipment excluding construction in progress	1,921	1,559
Less: accumulated depreciation and amortization on property and equipment	(338)	(294)
Property and equipment excluding construction in progress, net	1,583	1,265
Construction in progress	273	295
Property and equipment, net	$1,856	$1,560

Depreciation and amortization expense on property and equipment was approximately $36 million and $22 million for the three months ended March 31, 2022 and 2021, respectively. These amounts primarily relate to selling, general and administrative activities and are included as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes goodwill and intangible assets, net as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

	(in millions)
Intangible assets:
Developed technology	$9	$9
Non-compete agreements	1	1
Intangible assets, acquired cost	10	10
Less: accumulated amortization	(6)	(6)
Intangible assets, net	$4	$4

Goodwill	$9	$9

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expense was less than $1 million during each of the three months ended March 31, 2022 and 2021. As of March 31, 2022, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 2.9 years. The anticipated annual amortization expense to be recognized in future years as of March 31, 2022, is as follows:

Expected Future Amortization
(in millions)
Remainder of 2022	$1
2023	1
2024	1
2025	1
2026	—
Thereafter	—
Total	$4

NOTE 6 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

	(in millions)
Accounts payable, including $28 and $27, respectively, due to related parties	$154	$141
Sales taxes and vehicle licenses and fees	104	102
Accrued compensation and benefits	85	45
Accrued interest expense	57	42
Accrued property and equipment	57	85
Reserve for returns and cancellations	54	44
Accrued advertising costs	38	40
Customer deposits	37	34
Other accrued liabilities	162	123
Total accounts payable and accrued liabilities	$748	$656

NOTE 7 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group (together with its consolidated affiliates, collectively, “DriveTime”), a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all interest in DriveTime, entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location, with cancellable terms, provided 60 days' prior written notice is given, expiring between 2022 and 2024. The Company has the right to exercise up to two consecutive one-year renewal options

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
at up to ten of these locations, less the number of locations renewed under the DriveTime Hub Lease Agreement described below.

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

In November 2018, the Company entered into a sublease agreement from DriveTime of a fully operational IRC near Cleveland, Ohio. The lease has an initial term of three years, subject to the Company's ability to exercise three renewal options of five years each. In July 2021, the Company exercised the first renewal option to extend through October 2026 and agreed to assume the lease from DriveTime effective October 1, 2021.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were approximately $1 million during each of the three months ended March 31, 2022 and 2021, allocated between inventory and selling, general and administrative expenses.

In February 2019, the Company entered into an agreement to assume a lease of an IRC near Nashville, Tennessee that DriveTime leased from an unrelated landlord. While the Company solely occupies the IRC, DriveTime is not fully released from the lease obligations by the landlord. The lease expires in October 2023, subject to the ability to exercise three renewal options of five years each.

Corporate Office Leases

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was less than $1 million during each of the three months ended March 31, 2022 and 2021.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In December 2019, Verde Investments, Inc. ("Verde"), a related party of the Company due to the Garcia Parties controlling and owning substantially all interest in Verde, purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was less than $1 million during each of the three months ended March 31, 2022 and 2021.

Wholesale Revenue

In 2020, DriveTime began purchasing wholesale vehicles from the Company through competitive online auctions that are managed by an unrelated third party. As a result, the Company recognized approximately $14 million and $6 million of wholesale revenue from DriveTime during the three months ended March 31, 2022 and 2021, respectively.

Retail Vehicle Acquisitions and Reconditioning

During the second quarter of 2021, the Company began acquiring reconditioned retail vehicles from DriveTime. The purchase price of each vehicle was equal to the wholesale price of the vehicle plus a fee for transportation and reconditioning services. In addition, DriveTime performs reconditioning services for the Company at DriveTime reconditioning centers. As of March 31, 2022, approximately $16 million related to vehicles and reconditioning services were included in vehicle inventory in the accompanying unaudited condensed consolidated balance sheets. The Company also recognized approximately $9 million of cost of goods sold during the three months ended March 31, 2022, related to vehicles acquired from and reconditioning services performed by DriveTime.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers, and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the three months ended March 31, 2022 and 2021, the Company recognized approximately $47 million and $38 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. In August 2020 and April 2021, the Company and DriveTime amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing and the scope of DriveTime's after-sale administration services, respectively. The Company recognized approximately $1 million and $4 million during the three months ended March 31, 2022 and 2021, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase and prior to the first quarter of 2020 paid a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. Since the first quarter of 2020, the Company's GAP waiver coverage sales have been administered by an unrelated party. The Company incurred approximately $4 million and $3 million during the three months ended March 31, 2022 and 2021, respectively, related to the administration of limited warranty and GAP waiver coverage.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of approximately $2 million during each of the three months ended March 31, 2022 and 2021, related to these services.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three months ended March 31, 2022 and 2021.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the three months ended March 31, 2022 and 2021.

Accounts Payable Due to Related Party

As of March 31, 2022 and December 31, 2021, approximately $28 million and $27 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Contributions of Class A Common Shares From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in Q4 2021, the Company's CEO, Ernie Garcia III ("Mr. Garcia"), committed to giving current employees 23 shares of Class A common stock from his personal shareholdings once they reach their two-year employment anniversary ("CEO Milestone Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vest after they complete their second year of employment, for a total of 435,035 RSUs granted during the period. For every gift that vests, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia will contribute to the Company, at the end of each fiscal quarter, the number of shares of our Class A common stock, granted pursuant to the CEO Milestone Gift, that have vested during such quarter. The shares contributed shall be shares of Class A common stock that Mr. Garcia individually owns, at no charge. The contribution is intended to fund restricted stock unit awards to certain employees of the Company upon their satisfying the applicable employment tenure requirements. During the three months ended March 31, 2022, 97,336 RSUs vested and were contributed by Mr. Garcia. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has indemnified Mr. Garcia from any such obligations that may arise.

NOTE 8 — FINANCE RECEIVABLE SALE AGREEMENTS

The Company originates loans for its customers and sells them to partners and investors pursuant to finance receivable sale agreements. Historically, the Company has sold loans through two types of arrangements: forward flow agreements, including a master purchase and sale agreement and master transfer agreements, and fixed pool loan sales, including securitization transactions.

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with Ally Bank and Ally Financial (collectively the "Ally Parties"). Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. Throughout 2021 and 2022, the Company and the Ally Parties have

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
amended the MPSA to, among other things and subject to the terms of the agreement, broaden the set of finance receivables covered by the MPSA and provide additional flexibility in the timing of sales of finance receivables. In March 2021, the Ally Parties committed to purchase up to a maximum of $4.0 billion of principal balances of finance receivables through March 2022. On each of March 17, 2022 and March 22, 2022, the Ally Parties amended the MPSA to, in aggregate, extend the scheduled commitment termination date to March 21, 2023 and increase the Ally Parties' commitment to purchase finance receivables to $5.0 billion, an increase of $1.0 billion from the previous commitment.

During the three months ended March 31, 2022 and 2021, the Company sold approximately $500 million and $491 million, respectively, in principal balances of finance receivables under the MPSA and had approximately $4.5 billion of unused capacity as of March 31, 2022.

Securitization Transactions

The Company sponsors and establishes securitization trusts to purchase finance receivables from the Company. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that the Company sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. The net proceeds from the sales are the fair value of the assets obtained as part of the transactions and typically include cash and at least 5% of the beneficial interests issued by the securitization trusts to comply with Risk Retention Rules, as further discussed in Note 9 — Securitizations and Variable Interest Entities.

During the three months ended March 31, 2022 and 2021, the Company sold approximately $1.4 billion and $813 million, respectively, in principal balances of finance receivables through securitization transactions.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was approximately $105 million and $138 million during the three months ended March 31, 2022 and 2021, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

NOTE 9 — SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

As noted in Note 8 — Finance Receivable Sale Agreements, the Company sponsors and establishes securitization trusts to purchase finance receivables from the Company. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that the Company sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. The net proceeds from the sales are the fair value of the assets obtained as part of the transactions and typically include cash and at least 5% of the beneficial interests issued by the securitization trusts to comply with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules"). The beneficial interests retained by the Company include, but are not limited to, rated notes and certificates of the securitization trusts. The holders of the certificates issued by the securitization trusts have rights to cash flows only after the holders of the notes issued by the securitization trusts have received their contractual cash flows. The securitization trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the securitization trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company are subject principally to the credit and prepayment risk stemming from the underlying finance receivables.

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of March 31, 2022, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of March 31, 2022 and December 31, 2021 were

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
approximately $416 million and $382 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of March 31, 2022 and December 31, 2021.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at March 31, 2022 and December 31, 2021. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	March 31, 2022		December 31, 2021
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$316	$316	$282	$282
Certificates and other assets	100	100	100	100
Total unconsolidated VIEs	$416	$416	$382	$382

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. As described in Note 10 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$323	$316	$282	$282
Certificates and other assets	100	100	93	100
Total securities available for sale	$423	$416	$375	$382

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 10 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 16 — Leases, as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021

	(in millions)
Asset-based financing:
Floor plan facility	2,572	1,877
Finance receivable facilities	214	176
Financing of beneficial interest in securitizations	270	282
Notes payable	8	10
Real estate financing	447	447
Total asset-based financing	3,511	2,792
Senior notes	2,450	2,450
Total debt	5,961	5,242
Less: current portion	(2,886)	(2,154)
Less: unamortized debt issuance costs (1)	(33)	(34)
Total long-term debt, net	$3,042	$3,054

(1) The unamortized debt issuance costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to revolving debt arrangements are presented within other assets on the accompanying condensed consolidated balance sheets and not included here.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of March 31, 2022 and December 31, 2021, the Company had $2.6 billion and $1.9 billion, respectively, outstanding under this facility, unused capacity of approximately $428 million and $373 million, respectively, and held approximately $193 million and $141 million, respectively, in restricted cash related to this facility. During the three months ended March 31, 2022, the Company's effective interest rate on this facility was approximately 2.62%. For the year ended December 31, 2021, the Company's effective interest rate on this facility was approximately 2.55%.

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

On March 18, 2022, the Company entered into an agreement pursuant to which a fifth lender agreed to provide a $500 million revolving credit facility to fund certain automotive finance receivables originated by the Company. The Company can draw upon this facility until September 18, 2023.

The facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The facilities require monthly payments of interest and fees based on usage and unused facility amounts. The facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of March 31, 2022 and December 31, 2021, the Company had $214 million and $176 million, respectively, outstanding under these facilities, unused capacity of approximately $2.3 billion and $1.9 billion, respectively, and held approximately $69 million and $67 million, respectively, in restricted cash related to these facilities. During the three months ended March 31, 2022, the Company's effective interest rate on these facilities was approximately 1.67%. For the year ended December 31, 2021, the Company's effective interest rate on these facilities was approximately 1.64%.

Long-Term Debt

Senior Unsecured Notes

The Company has issued various tranches of senior unsecured notes (collectively, the "Senior Notes") each under a separate indenture (collectively, the "Indentures"), as further described below.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes components of our senior unsecured notes:

	March 31, 2022	December 31, 2021	Interest Rate

	(in millions, except percentages)
2025 Senior Unsecured Notes due October 1, 2025	$500	$500	5.625%
2027 Senior Unsecured Notes due April 15, 2027	600	600	5.500%
2028 Senior Unsecured Notes due October 1, 2028	600	600	5.875%
2029 Senior Unsecured Notes due September 1, 2029	750	750	4.875%
Total principal amount	2,450	2,450
Less: unamortized debt issuance cost	(27)	(28)
Total debt	2,423	2,422

Each issuance of Senior Notes was entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The interest on each of the Senior Notes is payable semi-annually, beginning on March 1, 2022 for the 2029 Notes, October 15, 2021 for the 2027 Notes, and April 1, 2021 for the 2025 Notes and 2028 Notes. The Senior Notes mature as specified in the table above unless earlier repurchased or redeemed and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed for inventory, finance receivables, securitization facilities, or immaterial subsidiaries).

The Company may redeem some or all of each issuance of Senior Notes at redemption prices set forth in each respective indenture, plus any accrued and unpaid interest to the redemption date. Prior to those redemption dates, the Company may redeem up to 35% of the aggregate principal amount at a redemption price equal to 100% plus the respective interest rate specified in the table above, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Senior Notes prior to its redemption date, by paying a make-whole premium plus any accrued and unpaid interest to, but not including, the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the Senior Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Indentures contain restrictive covenants that limit the ability of the Company and certain of its subsidiaries to, among other things and subject to certain exceptions, incur additional debt or issue preferred stock, create new liens, make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants will be suspended if any of the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings, Inc., and there is no continuing default.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of March 31, 2022 and December 31, 2021, the outstanding principal of these notes had a weighted-average interest rate of 6.5% and 6.4%, respectively, and totaled approximately $8 million and $10 million, respectively, net of unamortized debt issuance costs, of which approximately $7 million as of both March 31, 2022 and December 31, 2021, was due within the next

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
twelve months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of March 31, 2022, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of both March 31, 2022 and December 31, 2021, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was approximately $444 million, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Financing of Beneficial Interests in Securitizations

As discussed in Note 9 — Securitizations and Variable Interest Entities, the Company has retained certain beneficial interests in securitizations pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. Beginning in June 2019, the Company entered into secured borrowing facilities through which it finances certain retained beneficial interests in securitizations whereby the Company sells such interests and agrees to repurchase them for their fair value at a stated time of repurchase.

As of March 31, 2022 and December 31, 2021, the Company has pledged approximately $270 million and $282 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from July 2024 to September 2028. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was approximately $267 million and $279 million as of March 31, 2022 and December 31, 2021, respectively, of which approximately $92 million and $93 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2022, the Company was in compliance with all debt covenants.

NOTE 11 — STOCKHOLDERS' EQUITY

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

As of March 31, 2022 and December 31, 2021, there were approximately 216 million Class A Units, for both periods presented, and 2 million and 3 million Class B Units, respectively, (as adjusted for the participation thresholds and closing price of Class A common stock on March 31, 2022 and December 31, 2021), issued and outstanding. As discussed in Note 13 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

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

During the three months ended March 31, 2022 and 2021, certain LLC Unitholders exchanged less than 1 million and 4 million LLC Units and 0 million and 3 million shares of Class B common stock for less than 1 million and 3 million newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, Carvana Co. received less than 1 million and 4 million LLC Units during the three months ended March 31, 2022 and 2021, respectively, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group, LLC amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of its Senior Notes, as discussed further and defined in Note 10 — Debt Instruments. On October 2, 2020, Carvana Group, LLC amended and restated its LLC Agreement to, among other things, authorize the issuance of 1.1 million Class A Non-Convertible Preferred Units to be sold to Carvana Co. in connection with the issuance of its 2025 and 2028 Notes and authorize the issuance of additional Class A Non-Convertible Preferred Units, in each case in consideration for the capital contribution made or deemed to have been made by Carvana Co. of the net proceeds of senior unsecured notes issuances. On March 29, 2021, Carvana Group, LLC issued 0.6 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2027 Notes. On August 16, 2021, Carvana Group LLC issued approximately 0.8 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2029 Notes. Carvana Co. used its net proceeds from the 2023 Notes, the 2025 and 2028 Notes, the 2027 Notes, and the 2029 Notes, to purchase 0.6 million, 1.1 million, 0.6 million, and 0.8 million, respectively, of Class A Non-Convertible Preferred Units.

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

NOTE 12 — NON-CONTROLLING INTERESTS

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

During the three months ended March 31, 2022 and 2021, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $1 million and $12 million, respectively, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As of March 31, 2022, Carvana Co. owned approximately 51.5% of Carvana Group with the LLC Unitholders owning the remaining 48.5%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

NOTE 13 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021

	(in millions)
Restricted Stock Units and Awards excluding those granted in relation to the CEO Milestone Gift	$9	$7
Restricted Stock Units granted in relation to the CEO Milestone Gift	31	—
Options	3	3
Total equity-based compensation	43	10
Equity-based compensation capitalized to property and equipment	(2)	(2)
Equity-based compensation capitalized to inventory	(13)	—
Equity-based compensation, net of capitalized amounts	$28	$8

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of March 31, 2022, the total unrecognized compensation related to outstanding equity awards was approximately $186 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. The majority of equity granted by the Company, other than equity granted in relation to the CEO Milestone Gift, vests over four year periods based on continued employment with the Company. As of March 31, 2022, approximately 9 million shares remain available for future equity-based award grants under this plan.

Employee Stock Purchase Plan

In May 2021, the Company adopted an employee stock purchase plan (the "ESPP"). On July 1, 2021, the ESPP went into effect. The ESPP allows substantially all employees, excluding members of senior management, to acquire shares of the Company’s Class A common stock through payroll deductions over six-month offering periods, commencing on January 1 and July 1 of each year. The per share purchase price is equal to 90% of the fair market value of a share of the Company’s Class A common stock on the last day of the offering period. Participant purchases are limited to a maximum of $10,000 of stock per calendar year. The Company is authorized to grant up to 0.5 million shares of Class A common stock under the ESPP. During the three months ending March 31, 2022, the Company has not issued any shares of Class A common stock, in regards to its second six month offering period, and recognized less than $1 million of equity-based compensation expense related to the ESPP for the three months ended March 31, 2022.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four- to five-years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for their Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three months ended March 31, 2022 or 2021. As of March 31, 2022, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

NOTE 14 — NET LOSS PER SHARE

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net loss per share during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net loss	$(506)	$(82)
Net loss attributable to non-controlling interests	(246)	(46)
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(260)	$(36)
Denominator:
Weighted-average shares of Class A common stock outstanding	90,095	78,149
Nonvested weighted-average restricted stock awards	—	(46)
Weighted-average shares of Class A common stock outstanding, basic and diluted	90,095	78,103
Net loss per share of Class A common stock, basic and diluted	$(2.89)	$(0.46)

Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net loss per share of Class A common stock for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Options (1)	1,268	1,153
Restricted Stock Units and Awards (1)	320	654
Class A Units (2)	82,963	94,189
Class B Units (2)	1,989	2,380
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

NOTE 15 — INCOME TAXES

As described in Note 1 — Business Organization and Note 11 — Stockholders' Equity, as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. was formed on November 29, 2016 and did not engage in any operations prior to the IPO. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co.

As described in Note 11 — Stockholders' Equity, the Company acquired less than 1 million and 4 million LLC Units during the three months ended March 31, 2022 and 2021, respectively, in connection with exchanges with LLC Unitholders.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
During the three months ended March 31, 2022 and 2021, the Company recorded a gross deferred tax asset of approximately $1 million and $225 million, respectively, associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As described in Note 5 — Goodwill and Intangible Assets, Net, the Company acquired various intangible assets in connection with the acquisition of Car360 in 2018. As a result, the Company recognized a deferred tax liability of approximately $2 million which is reflected within other liabilities in the accompanying unaudited condensed consolidated balance sheets. The deferred tax liability will be amortized over five to seven years and less than $1 million was amortized during each of the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of March 31, 2022 and December 31, 2021, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended March 31, 2022 and 2021 was an expense of 0.1% and a benefit of 0.1%, respectively, related to its wholly-owned subsidiaries.

Tax Receivable Agreement

Carvana Co. expects to obtain an increase in its share of the tax basis in the net assets of Carvana Group when LLC Units are exchanged by the LLC Unitholders and other qualifying transactions. As described in Note 11 — Stockholders' Equity, each change in outstanding shares of Class A common stock results in a corresponding increase or decrease in Carvana Co.'s ownership of LLC Units. The Company intends to treat any exchanges of LLC Units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Carvana Co. would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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
As of March 31, 2022, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of March 31, 2022, the total unrecorded TRA liability is approximately $1.6 billion. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

NOTE 16 — LEASES

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

Operating Leases

As of March 31, 2022, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, IRCs, storage, parking and corporate offices. The initial terms expire at various dates between 2022 and 2034. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options.

The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the accompanying unaudited condensed consolidated balance sheets.

Refer to Note 7 — Related Party Transactions for further discussion of operating leases with related parties.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$17	$7
Interest obligations under finance leases	3	2
Total finance lease costs	$20	$9

Operating leases:
Fixed lease costs to non-related parties	$25	$10
Fixed lease costs to related parties	1	1
Total operating lease costs	$26	$11

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties	$12	$7
Operating lease liabilities to related parties	$2	$1
Interest payments on finance lease liabilities	$3	$2

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$34	$11

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of March 31, 2022:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2022	$72	$3	$44	$47	$119
2023	87	5	62	67	154
2024	77	3	69	72	149
2025	64	2	74	76	140
2026	46	2	73	75	121
Thereafter	13	4	371	375	388
Total minimum lease payments	359	19	693	712	1,071
Less: amount representing interest	(37)	(3)	(205)	(208)	(245)
Total lease liabilities	$322	$16	$488	$504	$826
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

As of March 31, 2022 and December 31, 2021, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of March 31, 2022 and 2021 were as follows, excluding short-term operating leases:

	As of March 31,
	2022	2021
Weighted-average remaining lease terms (years)
Operating leases	9.2	9.5
Finance leases	4.5	4.4
Weighted-average discount rate
Operating leases	7.0%	8.2%
Finance leases	5.3%	5.3%

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was approximately $22 million and $16

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
million as of March 31, 2022 and December 31, 2021, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company holds certain assets that are required to be measured at fair value on a recurring basis, and beneficial interests in securitizations for which it elected the fair value option. A description of the fair value hierarchy and the Company's methodologies are included in Note 2 — Summary of Significant Accounting Policies in our most recent Annual Report on Form 10-K.

The following tables are a summary of fair value measurements and hierarchy level at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$27	$27	$—	$—
Beneficial interests in securitizations	416	—	—	416

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$154	$154	$—	$—
Beneficial interests in securitizations	382	—	—	382
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2022 and December 31, 2021, the Company has purchase price adjustment receivables of approximately $37 million and $34 million, respectively, which are carried at fair value and classified as other assets in the accompanying consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. During the three months ended March 31, 2022 and 2021, the adjustments to the fair

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
value of the purchase price adjustment receivables were a gain of approximately $3 million and $4 million, respectively, and are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

Beneficial Interests in Securitizations

Beneficial interests in securitizations include notes and certificates of the securitization trusts, the same securities as issued to other investors as described in Note 9 — Securitizations and Variable Interest Entities. Beneficial interests in securitizations are initially treated as Level 2 assets when the securitization transaction occurs in close proximity to the end of the period and there is a lack of observable changes in the economic inputs. When the securitization transaction does not occur in close proximity to the end of the period and there have been observable changes in the economic inputs, beneficial interests in securitizations are classified as Level 3.

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of March 31, 2022 and December 31, 2021, the discount rates were 3.1% to 10.0% and 1.1% to 10.0%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers into or out of Level 3 during the three months ended March 31, 2022 or 2021.

In December 2021, the Company began selling certain of its beneficial interests in securitizations that meet the criteria for sale set forth in the Risk Retention Rules. For the three months ended March 31, 2022, the Company sold beneficial interests in securitizations for a purchase price totaling approximately $1 million.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in millions)
Opening Balance	$382	$131
Received in securitization transactions	87	57
Cash receipts	(42)	(13)
Change in fair value	(10)	2
Sales of beneficial interests	(1)	—
Ending Balance	$416	$177

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended March 31, 2022 and December 31,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2021. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021

	(in millions)
Carrying value, net of unamortized debt issuance costs	$2,423	$2,422
Fair value	2,136	2,411

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021

	(in millions)
Carrying value	$393	$356
Fair value	416	392

Investment in Equity Securities

During October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of approximately $126 million which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of our investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of our investment in Root, as there have not been changes in the observable price of our equity interest through March 31, 2022.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products will be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "warrants"). One tranche consisting of 42 million warrants vests either upon the earlier of product integration or 18 months, and is considered a derivative instrument. The other tranches vest based on insurance product sales through the Company's e-commerce platform, which are expected to begin during 2022. The Company used a Monte Carlo simulation to estimate the fair value of these warrants, which are classified as Level 3. At contract inception the Company recognized an asset of approximately $30 million for the warrants and deferred revenue, classified in other assets and other liabilities, respectively in the accompanying consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents changes in our Level 3 warrants measured at fair value:

2022
(in millions)
Balance at December 31, 2021	$6
Total unrealized loss (1)	(5)
Balance at March 31, 2022	$1

(1) We recognized the decrease in fair value in relation to the warrants to acquire Class A common stock through other expense (income), net in the accompanying consolidated statements of operations.

Derivative Instruments

As of March 31, 2022 and December 31, 2021, the Company had no other outstanding derivative instruments.

NOTE 19 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$48	$14
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$73	$25
Property and equipment acquired under finance leases	$149	$26
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$118	$6
Equity-based compensation expense capitalized to property and equipment	$2	$2
Fair value of beneficial interests received in securitization transactions	$87	$57
Reductions of beneficial interests in securitizations and associated long-term debt	$31	$6

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	March 31, 2022	December 31, 2021	March 31, 2021

	(in millions)
Cash and cash equivalents	$247	$403	$370
Restricted cash (1)	295	233	45
Total cash, cash equivalents and restricted cash	$542	$636	$415
_________________________
(1) Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities. Refer to Note 10 — Debt Instruments for additional information. Remaining restricted cash represents certain cash held for corporate insurance purposes.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 20 — SUBSEQUENT EVENTS

On April 26, 2022, the Company completed its previously announced public offering of 15,625,000 shares of its Class A common stock for total net proceeds of $1.2 billion, after deducting underwriting discounts and offering expenses. The Garcia Parties purchased an aggregate of 5,400,000 shares of the Class A common stock offered at the public offering price. The Company intends to use the net proceeds from this offering for general corporate purposes and to pay any costs, fees and expenses incurred by it in connection with this offering.

On May 6, 2022, the Company issued $3.275 billion aggregate principal amount of the 2030 Notes. The Company used the net proceeds from the issuance and sale of the 2030 Notes (a) to finance the $2.2 billion acquisition of the U.S. physical auction business of ADESA and other ancillary transactions to occur in connection therewith, and to pay related fees and expenses in connection therewith and (b) for working capital, capital expenditures and other general corporate purposes. Interest on the 2030 Notes is payable semi-annually, beginning on November 1, 2022. The 2030 Notes mature on May 1, 2030 unless earlier repurchased or redeemed by the Company. The 2030 Notes contain a number of customary covenants similar to the existing senior unsecured notes as described in Note 10 — Debt Instruments.

On May 9, 2022, using proceeds from the issuance of the 2030 Notes described above, the Company completed its acquisition of the U.S. physical auction business of ADESA from KAR, for approximately $2.2 billion. The initial accounting for this acquisition is expected to be completed by the time the Quarterly Report on Form 10-Q for the period ended June 30, 2022 is filed with the SEC.

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a used vehicle.    As of March 31, 2022, we listed approximately 89,000 total units on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts ("VSCs"), GAP waiver coverage, and trade-ins.

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

COVID-19 Update

We have experienced and may continue to experience ongoing effects from the novel coronavirus ("COVID-19") pandemic, including the Omicron variant, such as production or other operational constraints that may negatively impact our operations and costs. However, we believe we have been relatively successful in navigating the impact of COVID-19 on our business to date and believe our business model positions us well to scale up and down to meet expected customer demand during and after the COVID-19 pandemic. We continue to evaluate the nature and extent of the impact to our business and our results of operations and financial condition as conditions evolve as a result of the COVID-19 pandemic.

Used Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the three months ended March 31, 2022, the number of vehicles we sold to retail customers grew by 13.8% to 105,185 compared to 92,457 in the three months ended March 31, 2021. We expect our used vehicle sales to grow in future periods with increased penetration in our current markets and expansion into new markets.

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

Our expansion model has enabled us to increase our rate of market openings, resulting in serving more of the U.S. population, in each of the past eight years. Our market openings increased the total percentage of the U.S. population served to 81.0% in 313 markets as of March 31, 2022 from 74.5% in 272 markets as of March 31, 2021. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan. We continually evaluate consumer demand and our operational capacity to determine our market opening and vending machine launch strategy.

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

Revenue and Gross Profit

Our increased penetration in existing markets and expansion into new markets has led to growth in retail unit sales. We generate revenue on retail units sold from four primary sources: the sale of the vehicles, wholesale sales of vehicles we acquire from customers, gains on the sales of loans originated to finance the vehicles, and sales of ancillary products such as VSCs and GAP waiver coverage.

Our largest source of revenue, used vehicle sales, totaled $2.7 billion and $1.8 billion during the three months ended March 31, 2022 and 2021, respectively. As we increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase along with retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales, which includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory, totaled $575 million and $240 million during the three months ended March 31, 2022 and 2021, respectively. We expect wholesale sales to increase with retail units sold through trade-ins and as we expand our program of acquiring vehicles from customers who wish to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage totaled $190 million and $205 million during the three months ended March 31, 2022 and 2021, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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

•Leverage existing IRC infrastructure. As we scale, we intend to more fully utilize the capacity in our 17 existing IRCs, which collectively have capacity to inspect and recondition approximately 1 million vehicles per year at full utilization.

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

Seasonality

Used vehicle sales generally exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, including as a result of COVID-19, which may not fully reflect the underlying performance of our business.

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

Relationship with Related Parties

For discussion about our relationship with related parties, refer to Note 7 — Related Party Transactions of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

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

	Three Months Ended March 31,
	2022	2021
Retail units sold	105,185	92,457
Population coverage	81.0%	74.5%
Average monthly unique visitors (in thousands)	24,729	13,235
Number of IRCs	17	12
Total website units	89,011	32,854
Total gross profit per unit (1)	$2,833	$3,656

(1) Includes $76 and $0, respectively, related to the CEO Milestone Gift.

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

Number of IRCs

As we continue to grow, our number of IRCs is a more important metric than average days to sale due to the impact of IRC capacity on retail units sold and the relative stability of average days to sale over the past three years. We define the number of IRCs as the number of owned or leased IRCs in which Carvana employees perform our 150-point inspection and recondition vehicles to “Carvana Certified” standards before sale to customers. As we scale, we intend to more fully utilize the capacity in our existing 17 IRCs, which, as of March 31, 2022, collectively have capacity to inspect and recondition approximately 1 million vehicles per year at full utilization. As we increase our number of IRCs, we increase this capacity to inspect and recondition vehicles, which in turn increases the number of vehicles we can sell.

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

Cost of Sales

Cost of sales includes the cost to acquire, recondition, and transport vehicles associated with preparing them for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles, and supply-and-demand dynamics in the vehicle market. Reconditioning costs consist of direct costs, including parts, labor, and third-party repair expenses directly attributable to specific vehicles, as well as indirect costs, such as IRC overhead. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition to the IRC. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

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

Interest Expense

Interest expense includes interest incurred on our Senior Notes, our Floor Plan Facility, and our Finance Receivable Facilities (each as defined in Note 10 — Debt Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q), as well as our notes payable, finance leases, and long-term debt, which are used to fund general working capital, our inventory, our transportation fleet, and certain of our property and equipment. Interest expense excludes the interest incurred during various construction projects to build, upgrade or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Other Expense (Income)

Other expense (income), net includes changes in fair value on our beneficial interests in securitizations, purchase price adjustment receivables, and fair value adjustments related to our warrants to acquire Root Class A common stock as discussed in Note 18 — Fair Value of Financial Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q, along with other general expenses such as gains or losses from disposals of long-lived assets.

Income Tax Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (“Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. As of March 31, 2022, the Company's income tax expense is related to certain subsidiaries.

Results of Operations

	Three Months Ended March 31,
	2022	2021	Change

	(in millions, except unit and per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$2,732	$1,800	51.8%
Wholesale vehicle sales (1)	575	240	139.6%
Other sales and revenues (2)	190	205	(7.3)%
Total net sales and operating revenues	$3,497	$2,245	55.8%
Gross profit:
Used vehicle gross profit (3)	$85	$112	(24.1)%
Wholesale vehicle gross profit (1)	23	21	9.5%
Other gross profit (2)	190	205	(7.3)%
Total gross profit	$298	$338	(11.8)%
Unit sales information:
Used vehicle unit sales	105,185	92,457	13.8%
Wholesale vehicle unit sales	50,280	26,040	93.1%
Per unit selling prices:
Used vehicles	$25,973	$19,469	33.4%
Wholesale vehicles	$11,436	$9,217	24.1%
Per retail unit gross profit:
Used vehicle gross profit (4)	$808	$1,211	(33.3)%
Wholesale vehicle gross profit	$219	$227	(3.7)%
Other gross profit	$1,806	$2,218	(18.6)%
Total gross profit	$2,833	$3,656	(22.5)%
Per wholesale unit gross profit:
Wholesale vehicle gross profit	$457	$806	(43.2)%
_________________________
(1) Includes $14 and $6, respectively, of wholesale revenue from related parties.
(2) Includes $48 and $42, respectively, of other sales and revenues from related parties.
(3) For the three months ended March 31, 2022, used vehicle gross profit includes $8 of share-based compensation expense related to the CEO Milestone Gift.
(4) For the three months ended March 31, 2022, used vehicle per unit gross profit includes $76 of share-based compensation expense related to the CEO Milestone Gift.

Used Vehicle Sales

Three months ended March 31, 2022 Versus 2021. Used vehicle sales increased by $932 million to $2.7 billion during the three months ended March 31, 2022, compared to $1.8 billion during the three months ended March 31, 2021. The increase in revenue was primarily due to an increase in the average selling price of our retail units sold to $25,973 from $19,469 due primarily to the overall appreciation in the used vehicle market compared to the three months ended March 31, 2021. The number of used vehicles sold also increased to 105,185 from 92,457 during the three months ended March 31, 2022 and 2021, respectively. The increase in unit sales was driven by growth in existing markets due to continued marketing efforts, expanded inventory selection and increased brand awareness. The increase in unit sales was also driven by growth to 81.0% market population coverage as of March 31, 2022 from 74.5% as of March 31, 2021.

Wholesale Vehicle Sales

Three months ended March 31, 2022 Versus 2021. Wholesale vehicle sales increased by $335 million to $575 million during the three months ended March 31, 2022, compared to $240 million during the three months ended March 31, 2021. The increase in revenue was primarily driven by an increase in wholesale units sold to 50,280 from 26,040 during the three months ended March 31, 2022 and 2021, respectively. In addition, the average selling price of our wholesale units sold increased to $11,436 during the three months ended March 31, 2022 from $9,217 during the three months ended March 31, 2021. The increase in wholesale units sold was due to acquiring more vehicles from customers, and the higher average selling price was due primarily to the overall appreciation in the used vehicle market compared to the three months ended March 31, 2021.

Other Sales and Revenues

Three months ended March 31, 2022 Versus 2021. Other sales and revenues decreased by $15 million to $190 million during the three months ended March 31, 2022, compared to $205 million during the three months ended March 31, 2021. This decrease was primarily due to the decrease in gain on loan sales driven by rapidly increasing benchmark interest rates, partially offset by the impact of the increase in retail units sold and the impact of higher industry-wide vehicle prices on average loan size during the three months ended March 31, 2022. Additionally, the decrease was further offset by an increase in VSC sales and GAP waiver coverage sales driven by the increase in retail units sold during the three months ended March 31, 2022.

Used Vehicle Gross Profit

Three months ended March 31, 2022 Versus 2021. Used vehicle gross profit decreased by $27 million to $85 million during the three months ended March 31, 2022, compared to $112 million during the three months ended March 31, 2021. Increased retail units sold was offset by a decrease in used vehicle gross profit per unit to $808 for the three months ended March 31, 2022 compared to $1,211 for the three months ended March 31, 2021. The per unit decrease was primarily driven by higher reconditioning costs resulting in part from the impact of the COVID-19 Omicron variant and severe weather events on production throughput and higher wholesale acquisition prices, partially offset by a higher ratio of customer-sourced vehicles sold during the three months ended March 31, 2022.

Wholesale Vehicle Gross Profit

Three months ended March 31, 2022 Versus 2021. Wholesale vehicle gross profit increased by $2 million to $23 million during the three months ended March 31, 2022, compared to $21 million during the three months ended March 31, 2021. This was primarily due to an increase in wholesale units sold to 50,280 during the three months ended March 31, 2022 from 26,040 during the three months ended March 31, 2021, partially offset by a decrease in wholesale vehicle gross profit per wholesale unit to $457 in the three months ended March 31, 2022 compared to $806 in the three months ended March 31, 2021. The increase in wholesale units sold was primarily driven by acquiring more vehicles from customers, while the decrease in gross profit per wholesale unit was primarily driven by the difference between our wholesale acquisition price and sales price compared to the three months ended March 31, 2021.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended March 31,
	2022	2021

	(in millions)
Compensation and benefits (1)	$236	$126
CEO Milestone Gift (2)	20	—
Advertising	155	100
Market occupancy (3)	23	13
Logistics (4)	56	30
Other (5)	237	128
Total	$727	$397
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
(2) CEO Milestone Gift includes all equity-based compensation and payroll tax costs associated with the Gift, except those Gift costs related to preparing vehicles for sale, which are included in cost of sales.
(3) Market occupancy costs includes occupancy costs of our vending machine and hubs. It excludes occupancy costs related to reconditioning vehicles which are included in cost of sales and the portion related to corporate occupancy which are included in other costs.
(4) Logistics includes fuel, maintenance and depreciation related to operating our own transportation fleet, and third-party transportation fees, except the portion related to inbound transportation, which is included in cost of sales.
(5) Other costs include all other selling, general and administrative expenses such as IT expenses, corporate occupancy, professional services and insurance, limited warranty, and title and registration.

Selling, general and administrative expenses increased by $330 million to $727 million during the three months ended March 31, 2022, compared to $397 million during the three months ended March 31, 2021. The increase was partially due to an increase in compensation and benefits by $110 million during the three months ended March 31, 2022, which was primarily driven by expansion of our teams to support our growth.

In addition, during the three months ended March 31, 2022, the first tranche of the CEO Milestone Gift related to Mr. Garcia's contribution occurred resulting in $20 million of compensation expense within selling, general and administrative expense, which is presented separately above, compared to none in the three months ended March 31, 2021.

The increase in selling, general and administrative expenses was also due to an increase in advertising expense of $55 million during the three months ended March 31, 2022, primarily due to an increase in advertising to drive growth in units sold and vehicles acquired from customers. Market occupancy, logistics, and other expenses also increased during the three months ended March 31, 2022 compared to the respective prior year period primarily due to increases in the number of units sold and in population coverage, and in preparation for future growth. The increase is also due in part to efforts to decrease and balance discretionary spend as a result of the uncertain economic environment surrounding COVID-19 during the three months ended March 31, 2021.

Interest Expense

Interest expense increased by $34 million to $64 million during the three months ended March 31, 2022, compared to $30 million during the three months ended March 31, 2021. The increase is primarily due to increased interest incurred on additional senior unsecured notes issued by the Company in October 2020, March 2021, and August 2021, along with increased interest expense incurred on sale leaseback financing since March 31, 2021.

Other Expense (Income), Net

Other expense (income), net changed by $20 million to expense of $13 million during the three months ended March 31, 2022 compared to income of $7 million during the three months ended March 31, 2021. The change is primarily due to fair value adjustments on our retained beneficial interests in securitizations and purchase price adjustment receivables when the capital markets were more uncertain, primarily due to COVID-19, and the fair value adjustments on our warrants to acquire Root Class A common stock.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we also present the following non-GAAP measures: EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA Margin. We believe the presentation of both U.S. GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable U.S. GAAP financial measures.

EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measures of operating performance that do not represent and should not be considered an alternative to net loss or cash flow from operations, as determined by U.S. GAAP. EBITDA is defined as net loss before interest expense, income tax expense, and depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA plus other expense (income), net and other unusual items, as provided in the following table. EBITDA Margin is EBITDA as a percentage of total revenues. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of total revenues. We use EBITDA and Adjusted EBITDA to measure the operating performance of our business and EBITDA Margin and Adjusted EBITDA Margin to measure our operating performance relative to our total revenues. We believe these metrics are useful measures to us and to our investors because they exclude certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations. A reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP measure, and calculation of EBITDA Margin and Adjusted EBITDA Margin is as follows:

	Three Months Ended March 31,
	2022		2021

	(dollars in millions)
Net loss	$(506)		$(82)
Depreciation and amortization expense	37		22
Interest expense	64		30
EBITDA(1)	$(405)		$(30)

Total revenues	$3,497		$2,245
EBITDA Margin	(11.6)%		(1.3)%

EBITDA(1)	$(405)		$(30)
Other expense (income), net	13		(7)
CEO Milestone Gift in cost of sales	8		—
CEO Milestone Gift in SG&A	20		—
Adjusted EBITDA	$(364)	(364)	$(37)

Total revenues	$3,497		$2,245
Adjusted EBITDA Margin	(10.4)%		(1.6)%
_________________________
(1) We incurred less than $1 million of income tax provision for each of the three months ended March 31, 2022 and 2021.

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

We had the following liquidity resources available as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

	(in millions)
Cash and cash equivalents	$247	$403
Availability under short-term revolving facilities (1)	483	438
Availability under sale-leaseback agreements	—	—
Committed liquidity resources available	$730	$841
Unpledged vehicle inventory not included above	1	665
Unpledged real estate not included above	824	677
Unpledged beneficial interests in securitizations	152	100
Total liquidity resources	$1,707	$2,283
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

As of March 31, 2022 and December 31, 2021, the short-term revolving facilities had a total commitment of approximately $5.6 billion and $4.3 billion, an outstanding balance of $2.8 billion and $2.1 billion, and unused capacity of approximately $2.8 billion and $2.2 billion, respectively.

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

Unpledged real estate assets include IRC, vending machine, and hub real estate assets that have not been sold and are not pledged on the period end date. Since our first sale-leaseback transaction in 2017, we have historically had flexible access to real estate financing and expect to continue to use various forms of real estate financing in the future.

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

In the ordinary course of business, we sponsor and engage in securitization transactions to sell our finance receivables to a diverse pool of investors. These securitizations involve unconsolidated variable interest entities in which we retain at least 5% of the credit risk of the underlying finance receivable by holding at least 5% of the notes and certificates issued by these entities. We are exposed to market risk in the securitization market. See Note 9 — Securitizations and Variable Interest Entities, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for further discussion regarding our transactions with unconsolidated variable interest entities.

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
As of March 31, 2022 and December 31, 2021, our outstanding principal amount of indebtedness, including finance leases, was approximately $6.3 billion and $5.4 billion, respectively, summarized in the table below. See Note 10 — Debt Instruments and Note 16 — Leases included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt and finance leases.

	March 31, 2022	December 31, 2021

	(in millions)
Asset-Based Financing:
Inventory	$2,572	$1,877
Finance receivables and beneficial interests	484	458
Transportation fleet(1)	327	212
Real estate(2)	450	450
Total asset-based financing	3,833	2,997
Senior Notes	2,450	2,450
Total debt	6,283	5,447
Less: unamortized debt issuance costs(3)	(33)	(34)
Total debt, net	$6,250	$5,413
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

On April 26, 2022, the Company completed an equity offering of 15.6 million shares of Class A common stock for net proceeds of $1.2 billion. Also, on May 6, 2022, the Company issued $3.275 billion in senior unsecured notes due 2030. The Company intends to use the net proceeds from the Class A common stock offering for general corporate purposes and to pay any costs, fees and expenses incurred by it in connection with the offering. The Company used the net proceeds from the issuance and sale of the 2030 Notes (a) to finance the $2.2 billion acquisition of the U.S. physical auction business of ADESA and other ancillary transactions to occur in connection therewith, and to pay related fees and expenses in connection therewith and (b) for working capital, capital expenditures and other general corporate purposes.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in millions)
Net cash used in operating activities	$(593)	$(532)
Net cash used in investing activities	(208)	(75)
Net cash provided by financing activities	707	693
Net increase in cash, cash equivalents and restricted cash	(94)	86
Cash, cash equivalents and restricted cash at beginning of period	636	329
Cash, cash equivalents and restricted cash at end of period	$542	$415

Operating Activities

Our primary sources of operating cash flows result from the sales of used retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. Cash used in operating activities was approximately $593 million and $532 million during the three months ended March 31, 2022 and 2021, respectively, an increase of $61 million, primarily due to increased net loss as a result of increased selling, general and administrative expenses and reconditioning costs, partially offset by decreases in cash used to acquire vehicle inventory.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was $208 million and $75 million during the three months ended March 31, 2022 and 2021, respectively, an increase of $133 million, primarily driven by an increase in purchases of property and equipment partially offset by increases in principal payments received on, and proceeds from the sale of, beneficial interests in securitizations.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was approximately $707 million and $693 million during the three months ended March 31, 2022 and 2021, respectively, an increase of approximately $14 million. The change primarily relates to increased net proceeds from short-term revolving facilities during the three months ended March 31, 2022, partially offset by decreased proceeds from long-term debt.

Contractual Obligations and Commitments

As of March 31, 2022, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 24, 2022. See Note 20 — Subsequent Events, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for further discussion regarding our 2030 Notes.

Fair Value Measurements

We report money market securities, certain receivables, warrants to acquire Root Class A common stock and beneficial interests in securitizations at fair value. See Note 18 — Fair Value of Financial Instruments, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 24, 2022.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•our acquisition of ADESA from KAR Auction Services, Inc., including business uncertainties while the acquisition is pending, the assumption of unknown liabilities, and the ability to successfully integrate the operations of the acquired businesses;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 24, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, filed on February 24, 2022, except as follows:

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for used vehicles and, as a result, reduce the number of consumers using our website and mobile application. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. For example, the number of used vehicle sales in the United States decreased from approximately 41.4 million in 2007 to approximately 35.5 million in 2009, according to CNW Research Retail Automotive Summary. Inflationary cost increases for labor, materials, and services may cause costs to increase, as well as scarcity of certain products, which may also adversely affect the market for used vehicles. Purchases of new and used vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including the COVID-19 pandemic, inflation, rising interest rates, rising vehicle prices, the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased regulation, increased unemployment, and market volatility related to the conflict in Ukraine. The conflict in Ukraine has and may continue to result in increased volatility in global oil and gas prices. It may also lead to changes in the availability of certain resources, such as nickel and neon, which may affect the supply of new vehicles, thereby affecting the supply chain and market for used vehicles. This volatility may change consumer car purchasing behaviors, which could materially and adversely affect our business and results of operations. To the extent the conflict in Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Form 10-K, any of which could materially and adversely affect our business and results of operations. Increased environmental regulation has also made, and may in the future make, used vehicles more expensive and less desirable for consumers. Our business may also be negatively affected by challenges to the larger automotive ecosystem, including urbanization, global supply chain challenges, military conflicts, and other macroeconomic issues. For example, rideshare services, such as Uber and Lyft, are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles we sell, particularly if urbanization increases. New technologies such as autonomous driving software also have the potential to change the dynamics of vehicle ownership in the future. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the three months ended March 31, 2022, except as otherwise previously reported.

During the three months ended March 31, 2022, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged less than 0.1 million LLC Units for less than 0.1 million newly-issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1
Securities and Asset Purchase Agreement, dated February 24, 2022, by and among KAR Auction Services, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor (incorporated by reference to Exhibit 2.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on February 25, 2022).

10.1
Fourth Amendment to Second Amended and Restated Inventory Financing and Security Agreement, dated February 1, 2022, among Ally Bank, Ally Financial Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on February 3, 2022).

10.2
Nineteenth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated March 17, 2022, 2022, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K, filed with the SEC on March 22, 2022).

10.3
Twentieth Amendment to the Amended and Restated Master Purchase and Sale Agreement, dated March 22 , 2022, 2022, among Carvana Auto Receivables 2016-1 LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.2 to Carvana Co.'s Current Report on Form 8-K, filed with the SEC on March 22, 2022).

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

Date:	May 10, 2022	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)