Form 10-Q
period 2022-06-30
CARVANA CO.
filed 2022-08-04
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 1, 2022, the registrant had 105,802,327 shares of Class A common stock outstanding and 82,900,276 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,047	$403
Restricted cash	150	233
Accounts receivable, net	428	206
Finance receivables held for sale, net	393	356
Vehicle inventory	2,865	3,149
Beneficial interests in securitizations	401	382
Other current assets, including $8 and $12, respectively, due from related parties	207	163
Total current assets	5,491	4,892
Property and equipment, net	3,261	1,560
Operating lease right-of-use assets, including $15 and $17, respectively, from leases with related parties	659	369
Intangible assets, net	82	4
Goodwill	847	9
Other assets, including $3 and $7, respectively, due from related parties	162	181
Total assets	$10,502	$7,015
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $24 and $27, respectively, due to related parties	$981	$656
Short-term revolving facilities	1,118	2,053
Current portion of long-term debt	212	152
Other current liabilities, including $4 and $3, respectively, from leases with related parties	57	29
Total current liabilities	2,368	2,890
Long-term debt, excluding current portion	6,605	3,208
Operating lease liabilities, excluding current portion, including $11 and $13, respectively, from leases with related parties	640	361
Other liabilities	25	31
Total liabilities	9,638	6,490
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 105,789 and 89,930 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 82,900 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,526	795
Accumulated deficit	(987)	(489)
Total stockholders' equity attributable to Carvana Co.	539	306
Non-controlling interests	325	219
Total stockholders' equity	864	525
Total liabilities & stockholders' equity	$10,502	$7,015
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and operating revenues:
Used vehicle sales, net	$2,962	$2,504	$5,694	$4,304
Wholesale sales and revenues, including $7, $16, $21 and $22, respectively, from related parties	704	557	1,279	797
Other sales and revenues, including $50, $49, $98 and $91, respectively, from related parties	218	275	408	480
Net sales and operating revenues	3,884	3,336	7,381	5,581
Cost of sales, including $9, $3, $18 and $4, respectively, to related parties	3,488	2,784	6,687	4,691
Gross profit	396	552	694	890
Selling, general and administrative expenses, including $7, $6, $13 and $12, respectively, to related parties	721	470	1,448	867
Interest expense	116	43	180	73
Other (income) expense, net	(3)	(6)	10	(13)
Net (loss) income before income taxes	(438)	45	(944)	(37)
Income tax provision	1	—	1	—
Net (loss) income	(439)	45	(945)	(37)
Net (loss) income attributable to non-controlling interests	(201)	23	(447)	(23)
Net (loss) income attributable to Carvana Co.	$(238)	$22	$(498)	$(14)

Net (loss) earnings per share of Class A common stock - basic	$(2.35)	$0.27	$(5.20)	$(0.18)
Net (loss) earnings per share of Class A common stock - diluted	$(2.35)	$0.26	$(5.20)	$(0.18)

Weighted-average shares of Class A common stock - basic (1)	101,450	81,398	95,773	79,751
Weighted-average shares of Class A common stock - diluted	101,450	176,015	95,773	79,751
(1) Weighted-average shares of Class A common stock - basic - outstanding have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2020	76,512	$—	95,592	$—	$742	$(354)	$414	$802
Net loss	—	—	—	—	—	(36)	(46)	(82)
Exchanges of LLC Units	3,247	—	(3,073)	—	12	—	(12)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	225	—	—	225
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(225)	—	—	(225)
Issuance of Class A common stock to settle vested restricted stock units	62	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(2)	—	—	—	(9)	—	—	(9)
Options exercised	15	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	10	—	—	10
Balance, March 31, 2021	79,834	$—	92,519	$—	$755	$(390)	$356	$721
Net income	—	—	—	—	—	22	23	45
Exchanges of LLC Units	3,189	—	(3,118)	—	12	—	(12)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	217	—	—	217
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(217)	—	—	(217)
Issuance of Class A common stock to settle vested restricted stock units	59	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(2)	—	—	—	(8)	—	—	(8)
Options exercised	26	—	—	—	1	—	—	1
Equity-based compensation	—	—	—	—	11	—	—	11
Balance, June 30, 2021	83,106	$—	89,401	$—	$771	$(368)	$367	$770

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2021	89,930	$—	82,900	$—	$795	$(489)	$219	$525
Net loss	—	—	—	—	—	(260)	(246)	(506)
Exchanges of LLC Units	27	—	—	—	1	—	(1)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	1	—	—	1
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(1)	—	—	(1)
Contribution of Class A common stock from related party	(97)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	139	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(12)	—	—	(12)
Options exercised	63	—	—	—	2	—	—	2
Equity-based compensation	—	—	—	—	43	—	—	43
Balance, March 31, 2022	90,062	$—	82,900	$—	$829	$(749)	$(28)	$52
Net loss	—	—	—	—	—	(238)	(201)	(439)
Issuances of Class A common stock, net of underwriters' discounts and commissions and offering expenses	15,625	—	—	—	1,227	—	—	1,227
Adjustment to non-controlling interests related to equity offerings	—	—	—	—	(554)	—	554	—
Exchanges of LLC Units	19	—	—	—	—	—	—	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	21	—	—	21
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(21)	—	—	(21)
Contribution of Class A common stock from related party	(2)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	48	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	27	—	—	—	1	—	—	1
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	5	—	—	5
Options exercised	10	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	18	—	—	18
Balance, June 30, 2022	105,789	$—	82,900	$—	$1,526	$(987)	$325	$864
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(945)	$(37)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	101	46
Equity-based compensation expense	42	18
Loss on disposal of property and equipment	2	1
Provision for bad debt and valuation allowance	8	6
Amortization and write-off of debt issuance costs	12	5
Unrealized loss on warrants to acquire Root Class A common stock	5	—
Unrealized loss (gain) on beneficial interests in securitization	10	(4)
Changes in finance receivable related assets:
Originations of finance receivables	(3,960)	(3,289)
Proceeds from sale of finance receivables, net	3,921	3,254
Gain on loan sales	(235)	(338)
Principal payments received on finance receivables held for sale	113	78
Other changes in assets and liabilities:
Vehicle inventory	333	(926)
Accounts receivable	(29)	(111)
Other assets	(19)	(60)
Accounts payable and accrued liabilities	122	216
Operating lease right-of-use assets	(102)	(4)
Operating lease liabilities	140	6
Other liabilities	(6)	—
Net cash used in operating activities	(487)	(1,139)
Cash Flows from Investing Activities:
Purchases of property and equipment	(361)	(194)
Payments for acquisitions, net of cash acquired	(2,189)	—
Principal payments received on and proceeds from sale of beneficial interests	25	20
Net cash used in investing activities	(2,525)	(174)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	8,159	4,664
Payments on short-term revolving facilities	(9,094)	(4,024)
Proceeds from issuance of long-term debt	3,416	710
Payments on long-term debt	(66)	(29)
Payments of debt issuance costs	(65)	(11)
Net proceeds from issuance of Class A common stock	1,227	—
Proceeds from equity-based compensation plans	3	1
Tax withholdings related to restricted stock units and awards	(7)	(17)
Net cash provided by financing activities	3,573	1,294
Net increase (decrease) in cash, cash equivalents and restricted cash	561	(19)
Cash, cash equivalents and restricted cash at beginning of period	636	329
Cash, cash equivalents and restricted cash at end of period	$1,197	$310
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

In accordance with Carvana Group LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 11 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of June 30, 2022, Carvana Co. owned approximately 55.6% of Carvana Group and the LLC Unitholders (as defined in Note 11 — Stockholders' Equity) owned the remaining 44.4%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2022, results of operations and changes in stockholder's equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Liquidity

Since inception, the Company has incurred losses, and expects to incur additional losses in the future as it continues to build inspection and reconditioning centers ("IRCs") and vending machines, serve more of the U.S. population, and enhance technology and software. Since March 31, 2022, the Company has completed an equity offering of 15.6 million shares of Class A common stock for net proceeds of $1.2 billion and issued a total of $3.275 billion in aggregate principal amount of 10.25% senior unsecured notes due 2030 (the "2030 Notes"). The Company used a portion of the net proceeds from the Class A common stock offering for general corporate purposes and to pay any costs, fees and expenses incurred by it in connection with the offering. The Company used the net proceeds from the issuance and sale of the 2030 Notes (a) to finance the $2.2 billion acquisition of the U.S. physical auction business of ADESA, Inc. ("ADESA") and other ancillary transactions to occur in connection therewith, and to pay related fees and expenses in connection therewith and (b) for working capital, capital expenditures and other general corporate purposes. In March 2022, the Company's forward flow partner committed to purchase a total of $5.0 billion of the Company's finance receivables through March 2023, and such facility had $3.2 billion of unused capacity as of June 30, 2022. In addition, the Company has a $3.0 billion floor plan facility effective through September 22, 2022 and $2.0 billion thereafter through March 31, 2023. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Adoption of New Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606 instead of being recorded at fair value. The Company early adopted ASU 2021-08 during the three months ended June 30, 2022, and it did not have a material effect on its condensed consolidated financial statements as there were no business combinations affected by the retrospective application to January 1, 2022.

NOTE 3 — BUSINESS COMBINATIONS

Acquisition of ADESA U.S. Physical Auction Business

On May 9, 2022, the Company completed its previously announced acquisition of 100% of the equity interests in the U.S. physical auction business of ADESA from KAR Auction Services, Inc. ("KAR") for approximately $2.2 billion in cash. Proceeds from the issuance and sale of the 2030 Notes were used to fund the acquisition. The acquisition included 56 sites throughout the U.S. with 6.5 million square feet of buildings on more than 4,000 acres of land, significantly expanding the Company's infrastructure and enhancing its customer offering by facilitating a broader selection of vehicles and faster delivery times.

The following table summarizes the preliminary allocation of the purchase price consideration to identifiable assets acquired and liabilities assumed as of June 30, 2022:

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets Acquired	Preliminary Purchase Price Allocation
(in millions)
Current assets	$208
Property and equipment	1,281
Operating lease right-of-use assets	188
Intangible assets	79
Other assets	1
Total Assets Acquired	1,757

Liabilities Assumed
Current liabilities	233
Operating lease liabilities	167
Total Liabilities Assumed	400

Net Assets Acquired	1,357
Purchase price consideration	2,195
Goodwill	$838

Identifiable intangible assets acquired consist of the following:

	Fair Value	Useful Life
Customer relationships	$50	10 years
Developed technology	$29	3 years

Preliminary measurements of fair value are subject to change during the measurement period based on the Company's continuing review of matters related to the acquisition and could be material. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Customer relationships were valued using the multi-period excess earnings method of the income approach. Developed technology was valued using the replacement cost method of the cost approach. Significant assumptions used in the valuations were revenues and attrition rate and are classified as Level 3 due to the lack of observable market data. No residual values were assigned to the customer relationships and developed technology intangible assets and they are amortized on an economic useful life basis commensurate with future anticipated cash flows and straight line, respectively. The remaining weighted-average amortization period for the intangible assets acquired was approximately 7.1 years.

Real property was valued using market comparable transactions of the market approach, for which the key assumption is the similarity of the acquired property to market comparable transactions. Personal property was valued using the replacement cost method of the cost approach, for which the key assumptions are the costs of similar personal property in new condition and economic obsolescence rates.

The acquisition resulted in the recognition of $838 million of goodwill, which is deductible for tax purposes and represents the future economic benefits expected to arise from anticipated synergies and intangible assets that do not qualify for separate recognition, including an assembled workforce, non-contractual relationships and other agreements.

For the three months ended June 30, 2022, the Company recognized $108 million of wholesale sales and revenues, $103 million of cost of sales, and a net loss of $21 million from ADESA operations, which includes $20 million of depreciation and amortization, including acquired intangible assets amortization expense of $4 million.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following unaudited pro forma combined results of operations information for the three and six months ended June 30, 2022 and 2021 have been prepared as if the ADESA acquisition occurred on January 1, 2021:

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues	$3,968	$3,560	$7,680	$6,036
Net loss	(485)	(11)	(1,075)	(167)
Net loss attributable to non-controlling interests	(216)	(5)	(478)	(83)
Net loss attributable to Carvana Co.	$(269)	$(6)	$(597)	$(84)
Net loss per share of Class A common stock - basic and diluted	$(2.54)	$(0.06)	$(5.65)	$(0.88)
Weighted-average shares of Class A common stock - basic and diluted	105,743	97,064	105,731	95,428

The unaudited pro forma combined results of operations information reflect the following pro forma adjustments:

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Increase/(Decrease) (in millions)
Interest expense	$36	$86	$123	$173
Lease expense	1	(6)	5	(11)
Depreciation and amortization expense	7	(1)	13	(4)
Intercompany revenues and cost of sales	$(2)	$(5)	$(7)	$(10)

The unaudited pro forma combined results of operations information is provided for informational purposes only and is not necessarily intended to represent the results that would have been achieved had the ADESA acquisition been consummated on January 1, 2021 or indicative of the results that may be achieved in the future.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(in millions)
Land and site improvements	$1,297	$303
Buildings and improvements	1,080	643
Transportation fleet	589	347
Software	204	169
Furniture, fixtures and equipment	166	97
Total property and equipment excluding construction in progress	3,336	1,559
Less: accumulated depreciation and amortization on property and equipment	(410)	(294)
Property and equipment excluding construction in progress, net	2,926	1,265
Construction in progress	335	295
Property and equipment, net	$3,261	$1,560

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Depreciation and amortization expense on property and equipment was $85 million and $30 million for the three months ended June 30, 2022 and 2021, respectively, of which $45 million and $23 million were recorded to selling, general and administrative expense, respectively, $12 million and $7 million were capitalized to vehicle inventory, respectively, and $28 million and $5 million were recorded to cost of sales, respectively, including $11 million and $5 million previously capitalized to vehicle inventory.

Depreciation and amortization expense on property and equipment was $138 million and $57 million for the six months ended June 30, 2022 and 2021, respectively, of which $81 million and $45 million were recorded to selling, general and administrative expense, respectively, $21 million and $12 million were capitalized to vehicle inventory, respectively, and $36 million and $9 million were recorded to cost of sales, respectively, including $18 million and $9 million previously capitalized to vehicle inventory, respectively.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes goodwill and intangible assets, net as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(in millions)
Intangible assets:
Customer relationships	$50	$—
Developed technology	41	9
Non-compete agreements	1	1
Intangible assets, acquired cost	92	10
Less: accumulated amortization	(10)	(6)
Intangible assets, net	$82	$4

Goodwill	$847	$9

Amortization expense was $4 million and less than $1 million during the three months ended June 30, 2022 and 2021 and $4 million and $1 million during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 6.5 years. The anticipated annual amortization expense to be recognized in future years as of June 30, 2022, is as follows:

Expected Future Amortization
(in millions)
Remainder of 2022	$13
2023	17
2024	18
2025	14
2026	7
Thereafter	13
Total	$82

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 6 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(in millions)
Accounts payable, including $24 and $27, respectively, due to related parties	$294	$141
Accrued compensation and benefits	100	45
Sales taxes and vehicle licenses and fees	100	102
Accrued interest expense	90	42
Reserve for returns and cancellations	57	44
Accrued property and equipment	46	85
Customer deposits	37	34
Accrued advertising costs	36	40
Other accrued liabilities	221	123
Total accounts payable and accrued liabilities	$981	$656

NOTE 7 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group (together with its consolidated affiliates, collectively, “DriveTime”), a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all of the interests in DriveTime, entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location, with cancellable terms, provided 60 days' prior written notice is given, expiring between 2022 and 2024. The Company has the right to exercise up to two consecutive one-year renewal options at up to ten of these locations, less the number of locations renewed under the DriveTime Hub Lease Agreement described below.

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $1 million during each of the three months ended June 30, 2022 and 2021, and $2 million and $3 million during the six months ended June 30, 2022 and 2021, respectively, allocated between inventory and selling, general and administrative expenses.

In February 2019, the Company entered into an agreement to assume a lease of an IRC near Nashville, Tennessee that DriveTime leased from an unrelated landlord. While the Company solely occupies the IRC, DriveTime is not fully released from the lease obligations by the landlord. The lease expires in October 2023, subject to the ability to exercise three renewal options of five years each.

Corporate Office Leases

In September 2016, the Company entered into a lease for the second floor of its corporate headquarters in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of the first floor of the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was less than $1 million during each of the three and six months ended June 30, 2022 and 2021.

In December 2019, Verde Investments, Inc. ("Verde"), a related party of the Company due to the Garcia Parties controlling and owning substantially all of the interests in Verde, purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was less than $1 million during each of the three and six months ended June 30, 2022 and 2021.

Wholesale Revenue

DriveTime purchases wholesale vehicles from the Company through competitive online auctions that are managed by an unrelated third party and through the Company's wholesale marketplace platform. The Company recognized $7 million and $16 million of wholesale sales and revenues from DriveTime during the three months ended June 30, 2022 and 2021, respectively, and $21 million and $22 million during the six months ended June 30, 2022 and 2021, respectively.

Retail Vehicle Acquisitions and Reconditioning

During the second quarter of 2021, the Company began acquiring reconditioned retail vehicles from DriveTime. The purchase price of each vehicle was equal to the wholesale price of the vehicle plus a fee for transportation and reconditioning services. In addition, DriveTime performs reconditioning services for the Company at DriveTime reconditioning centers. As of June 30, 2022, $3 million related to vehicles and reconditioning services were included in vehicle inventory in the accompanying unaudited condensed consolidated balance sheets. The Company also recognized $9 million and $2 million of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
cost of goods sold during the three months ended June 30, 2022 and 2021, respectively, and $18 million and $2 million during the six months ended June 30, 2022 and 2021, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers, and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the three months ended June 30, 2022 and 2021, the Company recognized $49 million and $45 million, respectively, and during the six months ended June 30, 2022 and 2021, the Company recognized approximately $96 million and $83 million, respectively of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. In August 2020 and April 2021, the Company and DriveTime amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing and the scope of DriveTime's after-sale administration services, respectively. The Company recognized $1 million and $4 million during the three months ended June 30, 2022 and 2021, respectively, and approximately $2 million and $8 million during the six months ended June 30, 2022 and 2021, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase and prior to the first quarter of 2020 paid a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. Since the first quarter of 2020, the Company's GAP waiver coverage sales have been administered by an unrelated party. The Company incurred $5 million and $3 million during the three months ended June 30, 2022 and 2021, respectively, and approximately $9 million and $6 million during the six months ended June 30, 2022 and 2021, respectively, related to the administration of limited warranty and GAP waiver coverage.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $2 million and $1 million during the three months ended June 30, 2022 and 2021, respectively, and approximately $4 million and $3 million during the six months ended June 30, 2022 and 2021, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three and six months ended June 30, 2022 and 2021.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the three and six months ended June 30, 2022 and 2021.

Accounts Payable Due to Related Party

As of June 30, 2022 and December 31, 2021, $24 million and $27 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Contributions of Class A Common Shares From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in Q4 2021, the Company's CEO, Ernie Garcia III ("Mr. Garcia"), committed to giving current employees 23 shares of Class A common stock from his personal shareholdings once they reach their two-year employment anniversary ("CEO Milestone Gift" or "Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vest after they complete their second year of employment, for a total of 435,035 RSUs granted during the period. For every gift that vests, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia will contribute to the Company, at the end of each fiscal quarter, the number of shares of its Class A common stock, granted pursuant to the CEO Milestone Gift, that have vested during such quarter. The shares contributed shall be shares of Class A common stock that Mr. Garcia individually owns, at no charge. The contribution is intended to fund restricted stock unit awards to certain employees of the Company upon their satisfying the applicable employment tenure requirements. During the three and six months ended June 30, 2022, 1,771 and 99,107 RSUs, respectively, vested and were contributed by Mr. Garcia. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has indemnified Mr. Garcia from any such obligations that may arise.

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

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with Ally Bank and Ally Financial (collectively the "Ally Parties"). Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. Throughout 2021 and 2022, the Company and the Ally Parties have amended the MPSA to, among other things and subject to the terms of the agreement, broaden the set of finance receivables covered by the MPSA and provide additional flexibility in the timing of sales of finance receivables. In March 2021, the Ally Parties committed to purchase up to a maximum of $4.0 billion of principal balances of finance receivables through March 2022. On each of March 17, 2022 and March 22, 2022, the Ally Parties amended the MPSA to, in aggregate, extend the scheduled commitment termination date to March 21, 2023 and increase the Ally Parties' commitment to purchase finance receivables to $5.0 billion, an increase of $1.0 billion from the previous commitment.

During the three months ended June 30, 2022 and 2021, the Company sold $1.3 billion and $597 million, respectively, in principal balances of finance receivables under the MPSA. During the six months ended June 30, 2022 and 2021, the Company sold $1.8 billion and $1.1 billion, respectively, in principal balances of finance receivables under the MPSA and had $3.2 billion of unused capacity as of June 30, 2022.

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

During the three months ended June 30, 2022 and 2021, the Company sold $605 million and $1.2 billion, respectively, in principal balances of finance receivables through securitization transactions. During each of the six months ended June 30, 2022 and 2021, the Company sold approximately $2.0 billion in principal balances of finance receivables through securitization transactions.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $130 million and $200 million during the three months ended June 30, 2022 and 2021, respectively, and $235 million and $338 million during the six months ended June 30, 2022 and 2021, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of June 30, 2022, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of June 30, 2022 and December 31, 2021 were $401 million and $382 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of June 30, 2022 and December 31, 2021.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at June 30, 2022 and December 31, 2021. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	June 30, 2022		December 31, 2021
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$300	$300	$282	$282
Certificates and other assets	101	101	100	100
Total unconsolidated VIEs	$401	$401	$382	$382

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. As described in Note 10 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$314	$300	$282	$282
Certificates and other assets	97	101	93	100
Total securities available for sale	$411	$401	$375	$382

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 10 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 16 — Leases, as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021

	(in millions)
Asset-based financing:
Floor plan facility	$1,118	$1,877
Finance receivable facilities	—	176
Financing of beneficial interest in securitizations	314	282
Notes payable	7	10
Real estate financing	486	447
Total asset-based financing	1,925	2,792
Senior notes	5,725	2,450
Total debt	7,650	5,242
Less: current portion	(1,236)	(2,154)
Less: unamortized debt issuance costs (1)	(88)	(34)
Total included in long-term debt, net	$6,326	$3,054

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

As of June 30, 2022 and December 31, 2021, the Company had $1.1 billion and $1.9 billion, respectively, outstanding under this facility, unused capacity of $1.9 billion and $373 million, respectively, and held $84 million and $141 million,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
respectively, in restricted cash related to this facility. During the three months ended June 30, 2022, the Company's effective interest rate on this facility was approximately 3.31%. For the year ended December 31, 2021, the Company's effective interest rate on this facility was approximately 2.55%.

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

The facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The facilities require monthly payments of interest and fees based on usage and unused facility amounts. The facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of June 30, 2022 and December 31, 2021, the Company had zero and $176 million, respectively, outstanding under these facilities, unused capacity of $2.6 billion and $1.9 billion, respectively, and held $33 million and $67 million, respectively, in restricted cash related to these facilities. During the three months ended June 30, 2022, the Company's effective interest rate on these facilities was approximately 2.58%. For the year ended December 31, 2021, the Company's effective interest rate on these facilities was approximately 1.64%.

Long-Term Debt

Senior Unsecured Notes

The Company has issued various tranches of senior unsecured notes (collectively, the "Senior Notes") each under a separate indenture (collectively, the "Indentures"), as further described below.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes components of the Company's senior unsecured notes:

	June 30, 2022	December 31, 2021	Interest Rate

	(in millions, except percentages)
2025 Senior Unsecured Notes due October 1, 2025 ("2025 Notes")	$500	$500	5.625%
2027 Senior Unsecured Notes due April 15, 2027 ("2027 Notes")	600	600	5.500%
2028 Senior Unsecured Notes due October 1, 2028 ("2028 Notes")	600	600	5.875%
2029 Senior Unsecured Notes due September 1, 2029 ("2029 Notes")	750	750	4.875%
2030 Senior Unsecured Notes due May 1, 2030 ("2030 Notes")	3,275	—	10.250%
Total principal amount	5,725	2,450
Less: unamortized debt issuance cost	(82)	(28)
Total debt	$5,643	$2,422

Each of the 2025 Notes, the 2027 Notes, the 2028 Notes and the 2029 Notes were issued pursuant to an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The 2030 Notes were issued pursuant to an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The interest on each of the Senior Notes is payable semi-annually, beginning on March 1, 2022 for the 2029 Notes, October 15, 2021 for the 2027 Notes, April 1, 2021 for the 2025 Notes and 2028 Notes, and November 1, 2022 for the 2030 Notes. The Senior Notes mature as specified in the table above unless earlier repurchased or redeemed and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed for inventory, finance receivables, securitization facilities, or immaterial subsidiaries).

The Company may redeem some or all of each issuance of Senior Notes at redemption prices set forth in each respective indenture, plus any accrued and unpaid interest to the redemption date. Prior to those redemption dates, the Company may redeem up to 35% of the aggregate principal amount at a redemption price equal to 100% plus the respective interest rate specified in the table above, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. With respect to the 2030 Notes, the Company may, at its option, redeem in the aggregate of up to 10% of the original aggregate principal amount of the 2030 Notes during the period from, and including, May 1, 2025 to, but excluding May 1, 2027, at a redemption price equal to 105.125% of the 2030 Notes to be redeemed, plus accrued and unpaid interest thereon to the relevant redemption rate. In addition, the Company may, at its option, redeem some or all of the Senior Notes prior to its redemption date, by paying a make-whole premium plus any accrued and unpaid interest to, but not including, the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the Senior Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

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

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of June 30, 2022 and December 31, 2021, the outstanding principal of these notes had a weighted-average interest rate of 6.7% and 6.4%, respectively, and totaled $7 million and $10 million, respectively, net of unamortized debt issuance costs, of which $6 million and $7 million as of June 30, 2022 and December 31, 2021, respectively, was due within the next twelve

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of June 30, 2022, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of June 30, 2022 and December 31, 2021, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $483 million and $444 million, respectively, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of June 30, 2022 and December 31, 2021, the Company has pledged $314 million and $282 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from July 2024 to September 2028. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $311 million and $279 million as of June 30, 2022 and December 31, 2021, respectively, of which $112 million and $93 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2022, the Company was in compliance with all debt covenants.

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

As of June 30, 2022 and December 31, 2021, there were 236 million and 216 million Class A Units, and 2 million and 3 million Class B Units, respectively, (as adjusted for the participation thresholds and closing price of Class A common stock on June 30, 2022 and December 31, 2021), issued and outstanding. As discussed in Note 13 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

Equity Offerings

On April 26, 2022, the Company completed a public offering of 15.625 million shares of its Class A common stock for total net proceeds of $1.2 billion, after deducting underwriting discounts and offering expenses. The Garcia Parties purchased an aggregate of 5.4 million shares of the Class A common stock offered at the public offering price. The Company used the net proceeds to purchase 19.5 million newly-issued LLC Units in Carvana Group.

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

During the three months ended June 30, 2022 and 2021, certain LLC Unitholders exchanged less than 1 million and 4 million LLC Units and zero and 3 million shares of Class B common stock for less than 1 million and 3 million newly-issued shares of Class A common stock, respectively. During the six months ended June 30, 2022 and 2021, certain LLC Unitholders exchanged less than 1 million and 8 million LLC Units and zero and 6 million shares of Class B common stock for less than 1 million and 6 million newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, Carvana Co. received less than 1 million and 4 million LLC Units during the three months ended June 30, 2022 and 2021, respectively, and less than 1 million and 8 million LLC Units during the six months ended June 30, 2022 and 2021, respectively, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group, LLC amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of its Senior Notes, as discussed further and defined in Note 10 — Debt Instruments. On October 2, 2020, Carvana Group, LLC amended and restated its LLC Agreement to, among other things, authorize the issuance of 1.1 million Class A Non-Convertible Preferred Units to be sold to Carvana Co. in connection with the issuance of its 2025 and 2028 Notes and authorize the issuance of additional Class A Non-Convertible Preferred Units, in each

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
case in consideration for the capital contribution made or deemed to have been made by Carvana Co. of the net proceeds of senior unsecured notes issuances. On March 29, 2021, Carvana Group, LLC issued 0.6 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2027 Notes. On August 16, 2021, Carvana Group LLC issued 0.8 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2029 Notes. On May 6, 2022, Carvana Group LLC issued 3.3 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2030 Notes. Carvana Co. used its net proceeds from the 2023 Notes, the 2025 and 2028 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes, to purchase 0.6 million, 1.1 million, 0.6 million, 0.8 million, and 3.3 million, respectively, of Class A Non-Convertible Preferred Units.

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

During the six months ended June 30, 2022 and 2021, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of $1 million and $24 million, respectively, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' equity. During the six months ended June 30, 2022, Carvana Co. utilized its net proceeds from its equity offering to purchase LLC Units, which resulted in adjustments to increase non-controlling interests and to decrease additional paid-in capital by $554 million, which have been included in adjustment to non-controlling interests related to equity offerings in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As of June 30, 2022, Carvana Co. owned approximately 55.6% of Carvana Group with the LLC Unitholders owning the remaining 44.4%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in millions)
Transfers from (to) non-controlling interests:
Decrease as a result of issuances of Class A common stock	$(554)	$—
Increase as a result of exchanges of LLC Units	1	24
Total transfers from (to) non-controlling interests	$(553)	$24

NOTE 13 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Restricted Stock Units and Awards excluding those granted in relation to the CEO Milestone Gift	$8	$8	$17	$15
Restricted Stock Units granted in relation to the CEO Milestone Gift	6	—	37	—
Options	4	2	7	5
Class A Units	—	1	—	1
Total equity-based compensation	18	11	61	21
Equity-based compensation capitalized to property and equipment	(2)	(1)	(4)	(3)
Equity-based compensation capitalized to inventory	(2)	—	(15)	—
Equity-based compensation, net of capitalized amounts	$14	$10	$42	$18

As of June 30, 2022, the total unrecognized compensation related to outstanding equity awards was $210 million, which the Company expects to recognize over a weighted-average period of approximately 3.4 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. The majority of equity granted by the Company, other than equity granted in relation to the CEO Milestone Gift, vests over four year periods based on continued employment with the Company. As of June 30, 2022, approximately 8 million shares remain available for future equity-based award grants under this plan.

Employee Stock Purchase Plan

In May 2021, the Company adopted an employee stock purchase plan (the "ESPP"). On July 1, 2021, the ESPP went into effect. The ESPP allows substantially all employees, excluding members of senior management, to acquire shares of the Company’s Class A common stock through payroll deductions over six-month offering periods, commencing on January 1 and July 1 of each year. The per share purchase price is equal to 90% of the fair market value of a share of the Company’s Class A common stock on the last day of the offering period. Participant purchases are limited to maximums that may vary between

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
$10,000 and $25,000 of stock per calendar year. The Company is authorized to grant up to 0.5 million shares of Class A common stock under the ESPP.

As of June 30, 2022, the Company issued 27,462 shares of Class A common stock and 470,044 shares remained available for future issuance. The per share price of shares purchased on June 30, 2022 was $20.32 and the per share discount from market value for shares purchased was $2.26. During the three and six months ended June 30, 2022, the Company incurred less than $1 million of equity-based compensation expense related to the ESPP.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four- to five-years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for their Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and six months ended June 30, 2022 or 2021. As of June 30, 2022, outstanding Class B Units had participation thresholds between $0.00 to $12.00. During the three and six months ended June 30, 2022 and 2021, the Company incurred less than $1 million of equity-based compensation expense related to the Class B Units.

NOTE 14 — NET (LOSS) EARNINGS PER SHARE

Basic and diluted net (loss) earnings per share is computed by dividing the net (loss) earnings attributable to Class A common stockholders by the weighted-average shares of Class A common stock outstanding during the period. Diluted net (loss) earnings per share is computed by giving effect to all potentially dilutive shares. For the three and six months ended June 30, 2022 and the six months ended June 30, 2021, potentially dilutive shares are excluded from diluted net (loss) earnings per share because they have an anti-dilutive impact. Net (loss) earnings for all periods presented is attributable only to Class A common stockholders, due to no activity related to convertible preferred stock during those periods.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net (loss) earnings per share during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net (loss) income attributable to Carvana Co. - basic	$(238)	$22	$(498)	$(14)
Income impact of assumed conversions from LLC Units	—	23	—	—
Net (loss) income attributable to Carvana Co. - diluted	$(238)	$45	$(498)	$(14)

Denominator:
Weighted-average shares of Class A common stock outstanding	101,450	81,439	95,773	79,795
Nonvested weighted-average restricted stock awards	—	(41)	—	(44)
Weighted-average shares of Class A common stock - basic	101,450	81,398	95,773	79,751
Dilutive potential Class A common shares:
Options (1)	—	835	—	—
Restricted Stock Units and Awards (1)	—	420	—	—
Class A Units (2)	—	91,078	—	—
Class B Units (2)	—	2,284	—	—
Weighted-average shares of Class A common stock outstanding - diluted	101,450	176,015	95,773	79,751

Net (loss) earnings per share of Class A common stock - basic	$(2.35)	$0.27	$(5.20)	$(0.18)
Net (loss) earnings per share of Class A common stock - diluted	$(2.35)	$0.26	$(5.20)	$(0.18)

(1) Calculated using the treasury stock method, if dilutive
(2) Calculated using the if-converted method, if dilutive

Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net (loss) earnings per share of Class B common stock under the two-class method has not been presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net (loss) earnings per share of Class A common stock for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Options (1)	1,281	97	1,281	1,124
Restricted Stock Units and Awards (1)	74	27	74	654
Class A Units (2)	82,963	—	82,963	89,483
Class B Units (2)	1,835	—	1,835	2,248
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

As described in Note 11 — Stockholders' Equity, the Company acquired less than 1 million and 4 million LLC Units during the three months ended June 30, 2022 and 2021, respectively, and 1 million and 8 million LLC Units during the six months ended June 30, 2022 and 2021, respectively, in connection with exchanges with LLC Unitholders. During the three months ended June 30, 2022 and 2021, the Company recorded a gross deferred tax asset of $1 million and $217 million, respectively, and during the six months ended June 30, 2022 and 2021, the Company recorded a gross deferred tax asset of $1 million and $442 million, respectively, associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As described in Note 11 — Stockholders' Equity, the Company issued 15.625 million shares of its Class A common stock and received net proceeds from the offering of $1.2 billion. The Company utilized the proceeds to purchase 19.5 million newly issued Class A units in Carvana Group. The Company recognized a gross deferred tax asset of $20 million from the offering, associated with a portion of the basis difference resulting from this purchase of Carvana Group units, which is reflected as an increase to addition paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders’ equity.

As described in Note 5 — Goodwill and Intangible Assets, Net, the Company acquired various intangible assets in connection with the acquisition of Car360 in 2018. As a result, the Company recognized a deferred tax liability of $2 million which is reflected within other liabilities in the accompanying unaudited condensed consolidated balance sheets. The deferred tax liability will be amortized over five to seven years and less than $1 million was amortized during each of the six months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of June 30, 2022 and December 31, 2021, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended June 30, 2022 and 2021 was an expense of 0.1% and an expense of 0.3%, respectively, and for the six months ended June 30, 2022 and 2021 was an expense of 0.2% and an expense of 0.1%, respectively, related to its wholly-owned subsidiaries.

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
As of June 30, 2022, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of June 30, 2022, the total unrecorded TRA liability is $1.6 billion. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of June 30, 2022, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, IRCs, storage, parking and corporate offices. The initial terms expire at various dates between 2022 and 2038. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$24	$8	$41	$15
Interest obligations under finance leases	5	1	8	3
Total finance lease costs	$29	$9	$49	$18

Operating leases:
Fixed lease costs to non-related parties	$27	$11	$52	$21
Fixed lease costs to related parties	1	2	2	3
Total operating lease costs	$28	$13	$54	$24

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$32	$15
Operating lease liabilities to related parties			$1	$2
Interest payments on finance lease liabilities			$8	$3

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$65	$22

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of June 30, 2022:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2022	$58	$2	$45	$47	$105
2023	104	5	95	100	204
2024	93	3	103	106	199
2025	79	2	107	109	188
2026	60	2	105	107	167
Thereafter	23	4	483	487	510
Total minimum lease payments	417	18	938	956	1,373
Less: amount representing interest	(44)	(3)	(260)	(263)	(307)
Total lease liabilities	$373	$15	$678	$693	$1,066
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

As of June 30, 2022 and December 31, 2021, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of June 30, 2022 and 2021 were as follows, excluding short-term operating leases:

	As of June 30,
	2022	2021
Weighted-average remaining lease terms (years)
Operating leases	8.9	9.2
Finance leases	4.5	4.4
Weighted-average discount rate
Operating leases	7.0%	8.2%
Finance leases	5.5%	5.3%

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $27 million and $16 million as of June 30, 2022 and December 31, 2021, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $181 million in aggregate over the next seven years, as of June 30, 2022. These purchase obligations are recorded as liabilities when the services are rendered.

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

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company holds certain assets that are required to be measured at fair value on a recurring basis, and beneficial interests in securitizations for which it elected the fair value option. A description of the fair value hierarchy and the Company's methodologies are included in Note 2 — Summary of Significant Accounting Policies in its most recent Annual Report on Form 10-K.

The following tables are a summary of fair value measurements and hierarchy level at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$1,009	$1,009	$—	$—
Beneficial interests in securitizations	401	—	—	401

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$154	$154	$—	$—
Beneficial interests in securitizations	382	—	—	382
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, the Company has purchase price adjustment receivables of $36 million and $34 million, respectively, which are carried at fair value and classified as other assets in the accompanying consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a gain of $3 million and $6 million during the three months ended June 30, 2022 and 2021, respectively, and a gain of approximately $6 million and $14 million during the six months ended June 30, 2022 and 2021, respectively, and are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

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

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of June 30, 2022 and December 31, 2021, the discount rates were 4.5% to 10.0% and 1.1% to 10.0%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers into or out of Level 3 during the three and six months ended June 30, 2022 or 2021.

In December 2021, the Company began selling certain of its beneficial interests in securitizations that meet the criteria for sale set forth in the Risk Retention Rules. For the three and six months ended June 30, 2022, the Company sold beneficial interests in securitizations for a purchase price totaling $2 million and $3 million, respectively.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Opening Balance	$416	$177	$382	$131
Received in securitization transactions	37	80	124	137
Cash receipts	(50)	(20)	(92)	(33)
Change in fair value	—	2	(10)	4
Sales of beneficial interests	(2)	—	(3)	—
Ending Balance	$401	$239	$401	$239

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended June 30, 2022 and December 31, 2021. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021

	(in millions)
Carrying value, net of unamortized debt issuance costs	$5,643	$2,422
Fair value	4,207	2,411

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021

	(in millions)
Carrying value	$393	$356
Fair value	419	392

Investment in Equity Securities

During October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through June 30, 2022.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products will be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "warrants"). One tranche consisting of 42 million warrants vests either upon the earlier of product integration or 18 months, and is considered a derivative instrument. The other tranches vest based on insurance product sales through the Company's e-commerce platform, which are expected to begin during the second half of 2022. The Company used a Monte Carlo simulation to estimate the fair value of these warrants, which are classified as Level 3. At contract inception the Company recognized an asset of $30 million for the warrants and deferred revenue, classified in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents changes in the Company's Level 3 warrants measured at fair value:

2022
(in millions)
Balance at December 31, 2021	$6
Total unrealized loss (1)	(5)
Balance at June 30, 2022	$1

(1) The Company recognized the decrease in fair value in relation to the warrants to acquire Class A common stock through other expense (income), net in the accompanying consolidated statements of operations.

Derivative Instruments

As of June 30, 2022 and December 31, 2021, the Company had no other outstanding derivative instruments.

NOTE 19 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$129	$61
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$49	$37
Property and equipment acquired under finance leases	$232	$53
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$321	$16
Equity-based compensation expense capitalized to property and equipment	$4	$3
Fair value of beneficial interests received in securitization transactions	$124	$137
Reductions of beneficial interests in securitizations and associated long-term debt	$70	$13

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	June 30, 2022	December 31, 2021	June 30, 2021

	(in millions)
Cash and cash equivalents	$1,047	$403	$201
Restricted cash (1)	150	233	109
Total cash, cash equivalents and restricted cash	$1,197	$636	$310
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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a used vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a used vehicle.    As of June 30, 2022, we listed approximately 78,900 total units on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling used vehicles to retail customers is the primary driver of our business. Selling used vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts ("VSCs"), GAP waiver coverage, and trade-ins.

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

Used Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the six months ended June 30, 2022, the number of vehicles we sold to retail customers grew by 11.2% to 222,749 compared to 200,272 in the six months ended June 30, 2021. We expect our used vehicle sales to grow in future periods with increased penetration in our current markets and expansion into new markets.

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

Markets and Population Coverage

Our growth in retail units sold is driven by increased penetration in our existing markets and expansion into new markets. We define a market as a metropolitan area in which we have commenced local advertising and generally offer free home delivery to customers with a Carvana employee in a branded delivery truck. We define our population coverage as the percentage of U.S. population that lives within those markets. Opening a new market involves hiring a team of customer advocates, connecting the market to our existing logistics network and initiating local advertising. As a market scales, we may elect to build a vending machine in the market to further increase customer awareness and enhance our fulfillment operations.

Our expansion model has enabled us to increase our rate of market openings, resulting in serving more of the U.S. population, in each of the past nine years. Our market openings increased the total percentage of the U.S. population served to 81.1% in 315 markets as of June 30, 2022 from 79.4% in 299 markets as of June 30, 2021. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan. We continually evaluate consumer demand and our operational capacity to determine our market opening and vending machine launch strategy.

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

Our largest source of revenue, used vehicle sales, totaled $3.0 billion and $2.5 billion during the three months ended June 30, 2022 and 2021, respectively, and $5.7 billion and $4.3 billion during the six months ended June 30, 2022 and 2021, respectively. As we increase penetration in existing markets and expand to new ones, we expect used vehicle sales to increase along with retail units sold. We generate gross profit on used vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales and revenues, which includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory, totaled $704 million and $557 million during the three months ended June 30, 2022 and 2021, respectively, and $1.3 billion and $797 million during the six months ended June 30, 2022 and 2021, respectively. We expect wholesale sales to increase with retail units sold through trade-ins and as we expand our program of acquiring vehicles from customers who wish to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

On May 9, 2022, we completed our acquisition of the U.S. physical auction business of ADESA from KAR. We have included revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related services revenue, in wholesale sales and revenues from the date of acquisition. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commission on VSCs and sales of GAP waiver coverage totaled $218 million and $275 million during the three months ended June 30, 2022 and 2021, respectively, and $408 million and $480 million during the six months ended June 30, 2022 and 2021, respectively. We expect other sales and revenues to increase with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During our growth phase, our highest priority outside of safety will continue to be providing exceptional customer experiences, increasing our brand awareness and efficiently building an infrastructure to support growth in retail units sold. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies include the following:

•Increase the purchase of vehicles from customers. We plan to grow the number of vehicles that we purchase from our customers either as trade-ins or independent of a retail sale. This in turn will grow our wholesale business, provide additional vehicles for our retail business, which are more profitable compared to the same vehicle acquired at auction, and expand our inventory selection.

•Reduce average days to sale. Our goal is generally to increase our sales at a faster rate than we increase our inventory size, which we believe would decrease average days to sale due to a relative increase in demand versus supply. Reductions in average days to sale lead to fewer vehicle price reductions, and therefore higher average selling prices, all other factors being equal. Higher average selling prices in turn lead to higher gross profit per unit sold, all other factors being equal.

•Leverage existing IRC infrastructure. As we scale, we intend to more fully utilize the capacity in our 17 existing IRCs, which collectively have capacity to inspect and recondition approximately 1 million vehicles per year at full utilization. We also intend to use capacity in the facilities acquired as part of the ADESA acquisition.

•Increase utilization of our logistics network. As we scale, we intend to more fully utilize our in-house logistics network to transport cars to our IRCs or other sites after acquisition from customers or wholesale auctions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Retail units sold	117,564	107,815	222,749	200,272
Population coverage	81.1%	79.4%	81.1%	79.4%
Average monthly unique visitors (in thousands)	23,547	16,590	24,138	14,912
Number of IRCs (1)	17	13	17	13
Total website units	78,910	45,822	78,910	45,822
Total gross profit per unit (2)	$3,368	$5,120	$3,116	$4,444

(1) Excludes IRCs acquired through the acquisition of ADESA.
(2) Includes $51, $0, $63, and $0, respectively, related to the CEO Milestone Gift.

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

Population Coverage

We previously reported number of markets as a key operating metric. As we have continued to grow, the population covered by these markets is increasingly a more important driver of our growth than the number of markets we serve. We define a market as a metropolitan area in which we have commenced local advertising and generally offer free home delivery to customers with a Carvana employee in a branded delivery truck. We define our population coverage as the percentage of U.S. population that lives within those markets. We view the growth in population we serve as a key driver of our growth. As we increase our population coverage, the number of consumers who have access to our fully integrated customer experience increases, which in turn helps increase the number of vehicles we sell.

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

Number of IRCs

As we continue to grow, our number of IRCs is a more important metric than average days to sale due to the impact of IRC capacity on retail units sold and the relative stability of average days to sale over the past three years. We define the number of IRCs as the number of owned or leased IRCs in which Carvana employees perform our 150-point inspection and recondition vehicles to “Carvana Certified” standards before sale to customers. As we scale, we intend to more fully utilize the capacity in our existing 17 IRCs, which, as of June 30, 2022, collectively have capacity to inspect and recondition approximately 1 million vehicles per year at full utilization. As we increase our number of IRCs, we increase this capacity to inspect and recondition vehicles, which in turn increases the number of vehicles we can sell. With the acquisition of ADESA, we have added 56 locations that currently have the physical capacity to produce an additional 0.2 million units per year when fully staffed with limited real estate improvements. Number of IRCs excludes any IRCs or potential IRCs acquired through the acquisition of ADESA.

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

Wholesale Sales and Revenues

Wholesale sales and revenues includes the aggregate proceeds we receive on vehicles we acquire and sell to wholesalers, and beginning in 2022, wholesale marketplace revenues. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade-in their existing vehicles when making a purchase from us. Factors affecting wholesale sales and revenues include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market, both of which have been impacted by COVID-19. Beginning in 2020, wholesale sales and revenues includes aggregate proceeds we receive on vehicles sold to DriveTime through competitive online auctions that are managed by an unrelated third party. Wholesale marketplace revenues include revenue earned from the sale of wholesale marketplace units by third-party sellers through our wholesale marketplace platform, including auction fees and related services revenue.

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

Cost of Sales

Cost of sales includes the cost to acquire, recondition, and transport vehicles associated with preparing them for resale, and beginning in 2022, wholesale marketplace cost of sales. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles, and supply-and-demand dynamics in the vehicle market. Reconditioning costs consist of direct costs, including parts, labor, and third-party repair expenses directly attributable to specific vehicles, as well as indirect costs, such as IRC overhead. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition to the IRC or other site. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value. Wholesale marketplace cost of sales include costs related to the sale of wholesale marketplace units by third-party sellers through our wholesale marketplace platform, including labor, rent, depreciation and amortization.

Used Vehicle Gross Profit

Used vehicle gross profit is the vehicle sales price minus our costs of sales associated with vehicles that we list and sell on our website. Used vehicle gross profit per unit is our aggregate used vehicle gross profit in any measurement period divided by the number of retail units sold in that period.

Wholesale Gross Profit

Wholesale gross profit is the vehicle sales price minus our cost of sales associated with vehicles we sell to wholesalers, and beginning in 2022, wholesale marketplace revenues less wholesale marketplace cost of sales. Factors affecting wholesale gross profit include the number of wholesale units sold, the average wholesale selling price of these vehicles, the average acquisition price associated with these vehicles, and the number of wholesale marketplace units sold.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in gross profit and the associated drivers are identical to changes in revenues from these products and the associated drivers.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses include expenses associated with advertising and providing customer service to customers, operating our vending machines, hubs, and physical auctions, operating our logistics and fulfillment network and other corporate overhead expenses, including expenses associated with information technology, product development, engineering, legal, accounting, finance, and business development. We anticipate that these expenses will increase as we grow. SG&A expenses exclude the costs of inspecting and reconditioning vehicles and transporting vehicles from the point of acquisition to the IRC, which are included in cost of sales, and payroll costs for our employees related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.

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

Income Tax Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (“Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. During both the three and six months ended June 30, 2022, the Company generated income tax expense of $1 million, compared to less than $1 million during both the three and six months ended June 30, 2021.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change

	(in millions, except unit and per unit amounts)			(in millions, except unit and per unit amounts)
Net sales and operating revenues:
Used vehicle sales, net	$2,962	$2,504	18.3%	$5,694	$4,304	32.3%
Wholesale sales and revenues (1)	704	557	26.4%	1,279	797	60.5%
Other sales and revenues (2)	218	275	(20.7)%	408	480	(15.0)%
Total net sales and operating revenues	$3,884	$3,336	16.4%	$7,381	$5,581	32.3%
Gross profit:
Used vehicle gross profit (3)	$133	$218	(39.0)%	$218	$330	(33.9)%
Wholesale gross profit (1)	45	59	(23.7)%	68	80	(15.0)%
Other gross profit (2)	218	275	(20.7)%	408	480	(15.0)%
Total gross profit	$396	$552	(28.3)%	$694	$890	(22.0)%
Unit sales information:
Used vehicle unit sales	117,564	107,815	9.0%	222,749	200,272	11.2%
Wholesale vehicle unit sales	55,299	47,052	17.5%	105,579	73,092	44.4%
Per unit selling prices:
Used vehicles	$25,195	$23,225	8.5%	$25,562	$21,491	18.9%
Wholesale vehicles	$12,731	$11,838	7.5%	$12,114	$10,904	11.1%
Per retail unit gross profit:
Used vehicle gross profit (4)	$1,131	$2,022	(44.1)%	$979	$1,648	(40.6)%
Wholesale gross profit	383	547	(30.0)%	305	399	(23.6)%
Other gross profit	1,854	2,551	(27.3)%	1,832	2,397	(23.6)%
Total gross profit	$3,368	$5,120	(34.2)%	$3,116	$4,444	(29.9)%
Per wholesale unit gross profit:
Wholesale vehicle gross profit	$814	$1,254	(35.1)%	$644	$1,095	(41.2)%
Wholesale marketplace:
Wholesale marketplace units sold	111,883	$—	NM	111,883	$—	NM
Wholesale marketplace revenues (5)	$108	$—	NM	$108	$—	NM
Wholesale marketplace gross profit (5) (6)	$5	$—	NM	$5	$—	NM
_________________________
(1) Includes $7, $16, $21 and $22, respectively, of wholesale revenue from related parties.
(2) Includes $50, $49, $98 and $91, respectively, of other sales and revenues from related parties.
(3) For the three and six months ended June 30, 2022, used vehicle gross profit includes $6 and $14, respectively, of share-based compensation expense related to the CEO Milestone Gift.
(4) For the three and six months ended June 30, 2022, used vehicle per unit gross profit includes $51 and $63, respectively, of share-based compensation expense related to the CEO Milestone Gift.
(5) Wholesale marketplace revenues and wholesale marketplace gross profit are included in wholesale sales and revenues and wholesale gross profit, respectively.
(6) Wholesale marketplace gross profit includes $15 of depreciation and amortization expense.
NM = Not meaningful

Used Vehicle Sales

Three months ended June 30, 2022 Versus 2021. Used vehicle sales increased by $458 million to $3.0 billion during the three months ended June 30, 2022, compared to $2.5 billion during the three months ended June 30, 2021. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 117,564 from 107,815 during the three months ended June 30, 2022 and 2021, respectively, which was driven by enhanced marketing efforts, expanded inventory selection, and increased brand awareness. The increase in unit sales was also driven by growth to 81.1% market population coverage as of June 30, 2022 from 79.4% as of June 30, 2021. The average selling price of our retail units sold also increased to $25,195 from $23,225 during the three months ended June 30, 2022 and 2021, respectively, due primarily to the overall appreciation in the used vehicle market compared to the three months ended June 30, 2021.

Six months ended June 30, 2022 Versus 2021. Used vehicle sales increased by $1.4 billion to $5.7 billion during the six months ended June 30, 2022 compared to $4.3 billion during the six months ended June 30, 2021. The increase in revenue was primarily due to an increase in the number of used vehicles sold to 222,749 from 200,272 during the six months ended June 30, 2022 and 2021, respectively, which was driven by enhanced marketing efforts, expanded inventory selection, and increased brand awareness. The increase in unit sales was also driven by growth to 81.1% market population coverage as of June 30, 2022 from 79.4% as of June 30, 2021. The average selling price of our retail units sold also increased to $25,562 from $21,491 during the six months ended June 30, 2022 and 2021, respectively, due primarily to the overall appreciation in the used vehicle market compared to the six months ended June 30, 2021.

Wholesale Sales and Revenues

Three months ended June 30, 2022 Versus 2021. Wholesale sales and revenues increased by $147 million to $704 million during the three months ended June 30, 2022, compared to $557 million during the three months ended June 30, 2021. The increase in revenue was primarily driven by the acquisition of ADESA, resulting in 111,883 wholesale marketplace units sold and $108 million in wholesale revenue. Additionally, wholesale units sold increased to 55,299 from 47,052 during the three months ended June 30, 2022 and 2021, respectively, and the average selling price of our wholesale units sold increased to $12,731 during the three months ended June 30, 2022 from $11,838 during the three months ended June 30, 2021. The increase in wholesale units sold was due to acquiring more vehicles from customers, and the higher average selling price was due primarily to overall appreciation in the used vehicle market compared to the three months ended June 30, 2021.

Six months ended June 30, 2022 Versus 2021. Wholesale vehicle sales increased by $0.5 billion to $1.3 billion during the six months ended June 30, 2022, compared to $0.8 billion during the six months ended June 30, 2021. The increase in revenue was primarily driven by the acquisition of ADESA, resulting in 111,883 wholesale marketplace units sold, for a total of $108 million in wholesale revenue. Additionally, wholesale units sold increased to 105,579 from 73,092 during the six months ended June 30, 2022 and 2021, respectively, and the average selling price of our wholesale units sold increased to $12,114 during the six months ended June 30, 2022 from $10,904 during the six months ended June 30, 2021. The increase in wholesale units sold was due to acquiring more vehicles from customers, and the higher average selling price was due primarily to overall appreciation in the used vehicle market compared to the six months ended June 30, 2021.

Other Sales and Revenues

Three months ended June 30, 2022 Versus 2021. Other sales and revenues decreased by $57 million to $218 million during the three months ended June 30, 2022, compared to $275 million during the three months ended June 30, 2021. This decrease was primarily due to the decrease in gain on loan sales driven by rapidly increasing benchmark interest rates, partially offset by the impact of the increase in retail units sold and the impact of higher industry-wide vehicle prices on average loan size during the three months ended June 30, 2022.

Six months ended June 30, 2022 Versus 2021. Other sales and revenues decreased by $72 million to $408 million during the six months ended June 30, 2022, compared to $480 million during the six months ended June 30, 2021. The decrease is primarily due to the decrease in gain on loan sales driven by rapidly increasing benchmark interest rates, partially offset by the impact of the increase in retail units sold, and the impact of higher industry-wide vehicle prices on average loan size during the six months ended June 30, 2022.

Used Vehicle Gross Profit

Three months ended June 30, 2022 Versus 2021. Used vehicle gross profit decreased by $85 million to $133 million during the three months ended June 30, 2022, compared to $218 million during the three months ended June 30, 2021. Increased retail units sold was offset by a decrease in used vehicle gross profit per unit to $1,131 for the three months ended June 30, 2022 compared to $2,022 for the three months ended June 30, 2021. The per unit decrease was primarily driven by higher reconditioning and inbound transport costs and higher retail depreciation rates, partially offset by a higher ratio of customer-sourced vehicles sold during the three months ended June 30, 2022.

Six months ended June 30, 2022 Versus 2021. Used vehicle gross profit decreased by $112 million to $218 million during the six months ended June 30, 2022, compared to $330 million during the six months ended June 30, 2021. This decrease was driven primarily by a decrease in used vehicle gross profit per unit to $979 for the six months ended June 30, 2022 compared to $1,648 for the six months ended June 30, 2021, partially offset by an increase in retail units sold. The per unit decrease was primarily driven by higher acquisition and reconditioning costs and higher retail depreciation rates, partially offset by a higher ratio of customer-sourced vehicles sold compared to the six months ended June 30, 2021.

Wholesale Gross Profit

Three months ended June 30, 2022 Versus 2021. Wholesale gross profit decreased by $14 million to $45 million during the three months ended June 30, 2022, compared to $59 million during the three months ended June 30, 2021. This was primarily due to a decrease in wholesale gross profit per wholesale unit to $814 in the three months ended June 30, 2022 compared to $1,254 in the three months ended June 30, 2021, partially offset by an increase in wholesale units sold to 55,299 during the three months ended June 30, 2022 from 47,052 during the three months ended June 30, 2021, as well as $5 million from the acquisition of ADESA. The increase in wholesale units sold was primarily driven by acquiring more vehicles from customers, while the decrease in gross profit per wholesale unit was primarily driven by the difference between our wholesale acquisition price and sales price compared to the three months ended June 30, 2021.

Six months ended June 30, 2022 Versus 2021. Wholesale gross profit decreased by $12 million to $68 million during the six months ended June 30, 2022, compared to $80 million during the six months ended June 30, 2021. This decrease was driven primarily by a decrease in wholesale vehicle gross profit per wholesale unit to $644 from $1,095 in the six months ended June 30, 2022, and 2021, respectively, partially offset by an increase in wholesale units sold to 105,579 from 73,092, respectively, as well as $5 million from the acquisition of ADESA. The increase in the number of wholesale units sold was primarily due to acquiring more vehicles from customers, while the decrease in gross profit per wholesale unit was driven by the difference between our wholesale acquisition price and sales price compared to the six months ended June 30, 2021.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Compensation and benefits (1)	$248	$148	$484	$274
CEO Milestone Gift (2)	4	—	24	—
Advertising	131	119	286	219
Market occupancy (3)	24	15	47	28
Logistics (4)	71	34	127	64
Other (5)	243	154	480	282
Total	$721	$470	$1,448	$867
Depreciation and amortization	$49	$24	$86	$46
Share-based compensation, excluding Gift	9	9	19	17
Total, excluding depreciation and amortization and share-based compensation	$659	$437	$1,319	$804
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

Selling, general and administrative expenses increased by $251 million to $721 million during the three months ended June 30, 2022, compared to $470 million during the three months ended June 30, 2021, and by $581 million to $1,448 million during the six months ended June 30, 2022, compared to $867 million during the six months ended June 30, 2021. The increase was partially due to an increase in compensation and benefits by $100 million and $210 million during the three and six months ended June 30, 2022, respectively, which was primarily driven by expansion of our teams to support our growth, as well as the acquisition of ADESA.

In addition, during the three and six months ended June 30, 2022, we incurred $4 million and $24 million, respectively, of compensation expense related to the CEO Milestone Gift within selling, general and administrative expense, which is presented separately above, compared to none in the three and six months ended June 30, 2021.

The increase in selling, general and administrative expenses was also due to an increase in advertising expense of $12 million and $67 million during the three and six months ended June 30, 2022, respectively, primarily due to an increase in advertising to drive growth in units sold and vehicles acquired from customers. Market occupancy, logistics, and other expenses also increased during the three and six months ended June 30, 2022 compared to the respective prior year period primarily due to building capacity for increases in the number of units sold and in population coverage, and in preparation for future growth.

Interest Expense

Interest expense increased by $73 million to $116 million during the three months ended June 30, 2022, compared to $43 million during the three months ended June 30, 2021, and increased by $107 million to $180 million during the six months ended June 30, 2022, compared to $73 million during the six months ended June 30, 2021. The increase is primarily due to increased interest incurred on additional senior unsecured notes issued by the Company in March 2021, August 2021, and May 2022, along with increased interest expense incurred on sale leaseback financing since June 30, 2021.

Other Expense (Income), Net

Other expense (income), net changed by $3 million to income of $3 million during the three months ended June 30, 2022 compared to income of $6 million during the three months ended June 30, 2021. Other income, net changed by $23 million to expense of $10 million during the six months ended June 30, 2022 compared to income of $13 million during the six months ended June 30, 2021. The change is primarily due to fair value adjustments on our retained beneficial interests in securitizations and purchase price adjustment receivables and the fair value adjustments on our warrants to acquire Root Class A common stock.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we also present the following non-GAAP measures: Adjusted EBITDA, Adjusted EBITDA, excluding non-Gift share-based compensation, Adjusted EBITDA Margin, and Adjusted EBITDA Margin, excluding non-Gift share-based compensation. We historically presented EBITDA and EBITDA Margin, however we believe the presentation of Adjusted EBITDA, Adjusted EBITDA, excluding non-Gift share-based compensation, Adjusted EBITDA Margin, and Adjusted EBITDA Margin, excluding non-Gift share-based compensation in conjunction with U.S. GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable U.S. GAAP financial measures.

Adjusted EBITDA, Adjusted EBITDA, excluding non-Gift share-based compensation, Adjusted EBITDA Margin, and Adjusted EBITDA Margin, excluding non-Gift share-based compensation

Adjusted EBITDA, Adjusted EBITDA, excluding non-Gift share-based compensation, Adjusted EBITDA Margin, and Adjusted EBITDA Margin, excluding non-Gift share-based compensation are supplemental measures of operating performance that do not represent and should not be considered an alternative to net (loss) income or cash flow from operations, as determined by U.S. GAAP. Adjusted EBITDA is defined as net (loss) income plus income tax expense, interest expense, other (income) expense, net, depreciation and amortization, and share-based compensation related to the CEO Milestone Gift, Following our acquisition of ADESA, we are also excluding depreciation and amortization expense which is expensed as part of cost of sales which has historically been only a small component of cost of sales. Adjusted EBITDA, excluding non-Gift share-based compensation is defined as Adjusted EBITDA plus share-based compensation unrelated to the CEO Milestone Gift. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of total revenues. Adjusted EBITDA Margin, excluding non-Gift share-based compensation is Adjusted EBITDA, excluding non-Gift share-based compensation as a percentage of total revenues. We use Adjusted EBITDA and Adjusted EBITDA, excluding non-Gift share-based compensation to measure the operating performance of our business and Adjusted EBITDA Margin and Adjusted EBITDA Margin, excluding non-Gift share-based compensation to measure our operating performance relative to our total revenues. We believe these metrics are useful measures to us and to our investors because they exclude certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. Adjusted EBITDA, Adjusted EBITDA, excluding non-Gift share-based compensation, Adjusted EBITDA Margin, and Adjusted EBITDA Margin, excluding non-Gift share-based compensation may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations. A reconciliation of Adjusted EBITDA and Adjusted EBITDA, excluding non-Gift share-based compensation to net (loss) income, which is the most directly comparable U.S. GAAP measure, and calculation of Adjusted EBITDA Margin and Adjusted EBITDA Margin, excluding non-Gift share-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in millions)
Net (loss) income	$(439)	$45	$(945)	$(37)
Income tax provision	1	—	1	—
Interest expense	116	43	180	73
Other (income) expense, net	(3)	(6)	10	(13)
Depreciation and amortization expense in cost of sales	27	6	35	11
Depreciation and amortization expense in SG&A	49	24	86	46
CEO Milestone Gift in cost of sales	6	—	14	—
CEO Milestone Gift in SG&A	4	—	24	—
Adjusted EBITDA (1)	$(239)	$112	$(595)	$80
Share-based compensation, excluding Gift	9	9	19	17
Adjusted EBITDA, excluding non-Gift share-based compensation (1)	$(230)	$121	$(576)	$97

Total revenues	$3,884	$3,336	$7,381	$5,581
Adjusted EBITDA Margin (2)	(6.2)%	3.4%	(8.1)%	1.4%
Adjusted EBITDA Margin, excluding non-Gift share-based compensation (2)	(5.9)%	3.6%	(7.8)%	1.7%

(1) For each of the three and six months ended June 30, 2022, includes $14 of expenses associated with the previously announced workforce reduction.
(2) For the three and six months ended June 30, 2022, includes 0.4% and 0.2%, respectively, of expenses associated with the previously announced workforce reduction.
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

We had the following liquidity resources available as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(in millions)
Cash and cash equivalents	$1,047	$403
Availability under short-term revolving facilities (1)	1,603	438
Committed liquidity resources available	$2,650	$841
Unpledged vehicle inventory not included above	—	665
Unpledged real estate not included above (2)	1,972	677
Unpledged beneficial interests in securitizations	124	100
Total liquidity resources	$4,746	$2,283
_________________________
(1) Based on pledging all eligible vehicles and finance receivables under the available capacity in the Floor Plan Facility and Finance Receivable Facilities, excluding the impact to restricted cash requirements.
(2) Total unpledged gross real estate assets minus committed sale leasebacks. Includes $1.1 billion of ADESA unpledged real estate assets based on preliminary valuations.

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

As of June 30, 2022 and December 31, 2021, the short-term revolving facilities had a total commitment of $5.6 billion and $4.3 billion, an outstanding balance of $1.1 billion and $2.1 billion, and unused capacity of $4.5 billion and $2.2 billion, respectively.

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

Unpledged real estate assets include real estate acquired as part of the acquisition of ADESA's U.S. physical auction business, IRC, vending machine, and hub real estate assets that have not been sold and are not pledged on the period end date. Since our first sale-leaseback transaction in 2017, we have historically had flexible access to real estate financing and expect to continue to use various forms of real estate financing in the future.

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

Changes in liquidity due to current business operations include Adjusted EBITDA, excluding non-Gift share-based compensation, non-real estate capital expenditures, including technology, furniture, fixtures, and equipment, and changes in traditional working capital, including accounts receivable, accounts payable, accrued expenses, and other miscellaneous assets and liabilities.

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
As of June 30, 2022 and December 31, 2021, our outstanding principal amount of indebtedness, including finance leases, was $8.0 billion and $5.4 billion, respectively, summarized in the table below. See Note 10 — Debt Instruments and Note 16 — Leases included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt and finance leases.

	June 30, 2022	December 31, 2021

	(in millions)
Asset-Based Financing:
Inventory	$1,118	$1,877
Finance receivables and beneficial interests	314	458
Transportation fleet(1)	376	212
Real estate(2)	490	450
Total asset-based financing	2,298	2,997
Senior Notes	5,725	2,450
Total debt	8,023	5,447
Less: unamortized debt issuance costs(3)	(88)	(34)
Total debt, net	$7,935	$5,413
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

On April 26, 2022, we completed an equity offering of 15.6 million shares of Class A common stock for net proceeds of $1.2 billion. Also, on May 6, 2022, we issued $3.275 billion in senior unsecured notes due 2030. We intend to use the net proceeds from the Class A common stock offering for general corporate purposes and to pay any costs, fees and expenses incurred by us in connection with the offering. We used the net proceeds from the issuance and sale of the 2030 Notes (a) to finance the $2.2 billion ADESA acquisition and other ancillary transactions to occur in connection therewith, and to pay related fees and expenses in connection therewith and (b) for working capital, capital expenditures and other general corporate purposes.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(in millions)
Net cash used in operating activities	$(487)	$(1,139)
Net cash used in investing activities	(2,525)	(174)
Net cash provided by financing activities	3,573	1,294
Net increase (decrease) in cash, cash equivalents and restricted cash	561	(19)
Cash, cash equivalents and restricted cash at beginning of period	636	329
Cash, cash equivalents and restricted cash at end of period	$1,197	$310

Operating Activities

Our primary sources of operating cash flows result from the sales of used retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. Cash used in operating activities was $487 million and $1.1 billion during the six months ended June 30, 2022 and 2021, respectively, a decrease of $652 million, primarily due to decreases in cash used to acquire vehicle inventory, partially offset by increased net loss as a result of increased selling, general and administrative expenses and reconditioning costs.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was $2.5 billion and $174 million during the six months ended June 30, 2022 and 2021, respectively, an increase of $2.4 billion, primarily driven by our acquisition of the U.S. physical auction business of ADESA for approximately $2.2 billion, together with an increase in purchases of property and equipment partially offset by increases in principal payments received on, and proceeds from the sale of, beneficial interests in securitizations.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was $3.6 billion and $1.3 billion during the six months ended June 30, 2022 and 2021, respectively, an increase of $2.3 billion. The change primarily relates to increased net proceeds from long-term debt primarily from the issuance of our $3.275 billion Senior Notes in May 2022 along with proceeds from the issuance of Class A common stock during the six months ended June 30, 2022, partially offset by decreased net proceeds from short-term revolving facilities.

Contractual Obligations and Commitments

As of June 30, 2022, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 24, 2022 other than the issuance of $3.275 billion in Senior Notes in May 2022 and the purchase obligations for services of $181 million over the next seven years.

Fair Value Measurements

We report money market securities, certain receivables, warrants to acquire Root Class A common stock and beneficial interests in securitizations at fair value. See Note 18 — Fair Value of Financial Instruments, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Critical Accounting Estimates

Except for the following, there have been no material changes to our critical accounting estimates from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 24, 2022.

Business Combination Purchase Price Allocation

The purchase price of an acquisition is allocated to the identifiable assets acquired and liabilities assumed based on their fair values at the date of acquisition, with the excess purchase price being recorded as goodwill. The purchase price allocation for ADESA is preliminary and will continue to be assessed during the measurement period, which may be up to one year from the acquisition date, with any adjustments being recorded against goodwill. See Note 3 — Business Combinations, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a description of the preliminary status of the accounting for the ADESA acquisition.

The allocation of purchase price to the tangible and identifiable intangible assets acquired is specifically complex because of the significant estimates and assumptions involved in determining their fair values. Due to this higher degree of complexity, we obtained the assistance of outside valuation experts in the allocation of purchase price to the tangible and identifiable intangible assets acquired. While outside valuation experts were used, management has the ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. Critical estimates used in valuing tangible assets associated with the ADESA acquisition include, but are not limited to, the similarity of the acquired real property to market comparable transactions, costs of similar personal property in new condition, and economic obsolescence rates. Critical estimates used in valuing identifiable intangible assets associated with the ADESA acquisition include, but are not limited to, revenues and attrition rate.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•our acquisition of ADESA from KAR Auction Services, Inc., including the ability to successfully integrate the operations of the acquired businesses;

•our history of losses and ability to achieve or maintain profitability in the future;

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

Changes in Internal Control Over Financial Reporting

Except for the ADESA acquisition, whose controls have been integrated with ours, there were no changes to our internal controls over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, filed on February 24, 2022 and in our Quarterly Report on Form 10-Q filed May 10, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the six months ended June 30, 2022, except as otherwise previously reported.

During the six months ended June 30, 2022, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged less than 0.1 million LLC Units for less than 0.1 million newly-issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of May 6, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 10.2500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.2	Form of 10.2500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).
4.3
Supplemental Indenture, dated as of May 9, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 10.2500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.4
Supplemental Indenture, dated as of May 9, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.4 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.5
Supplemental Indenture, dated as of May 9, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 5.875% Senior Notes due 2028 (incorporated by reference to Exhibit 4.5 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.6
Supplemental Indenture, dated as of May 9, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 5.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.6 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.7
Supplemental Indenture, dated as of May 9, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 5.625% Senior Notes due 2025 (incorporated by reference to Exhibit 4.7 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

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

Date:	August 4, 2022	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)