Form 10-Q
period 2022-09-30
CARVANA CO.
filed 2022-11-03
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number: 001-38073

CARVANA CO.
(Exact name of registrant as specified in its charter)

Delaware			81-4549921
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

300 E. Rio Salado Parkway	Tempe	Arizona	85281
(Address of principal executive offices)			(Zip Code)
(480) 719-8809
(Registrant's telephone number, including area code)

1930 W. Rio Salado Parkway	Tempe	Arizona	85281
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.001 Per Share	CVNA	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of October 31, 2022, the registrant had 105,947,745 shares of Class A common stock outstanding and 82,900,276 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$316	$403
Restricted cash	161	233
Accounts receivable, net	359	206
Finance receivables held for sale, net	485	356
Vehicle inventory	2,577	3,149
Beneficial interests in securitizations	350	382
Other current assets, including $5 and $12, respectively, due from related parties	221	163
Total current assets	4,469	4,892
Property and equipment, net	3,326	1,560
Operating lease right-of-use assets, including $14 and $17, respectively, from leases with related parties	689	369
Intangible assets, net	76	4
Goodwill	847	9
Other assets, including $1 and $7, respectively, due from related parties	214	181
Total assets	$9,621	$7,015
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $19 and $27, respectively, due to related parties	$1,009	$656
Short-term revolving facilities	575	2,053
Current portion of long-term debt	213	152
Other current liabilities, including $4 and $3, respectively, from leases with related parties	81	29
Total current liabilities	1,878	2,890
Long-term debt, excluding current portion	6,616	3,208
Operating lease liabilities, excluding current portion, including $10 and $13, respectively, from leases with related parties	669	361
Other liabilities	84	31
Total liabilities	9,247	6,490
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 105,932 and 89,930 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 82,900 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,544	795
Accumulated deficit	(1,270)	(489)
Total stockholders' equity attributable to Carvana Co.	274	306
Non-controlling interests	100	219
Total stockholders' equity	374	525
Total liabilities & stockholders' equity	$9,621	$7,015
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and operating revenues:
Retail vehicle sales, net	$2,492	$2,650	$8,186	$6,954
Wholesale sales and revenues, including $6, $15, $27 and $37, respectively, from related parties	697	552	1,976	1,349
Other sales and revenues, including $39, $52, $137 and $143, respectively, from related parties	197	278	605	758
Net sales and operating revenues	3,386	3,480	10,767	9,061
Cost of sales, including $2, $17, $20 and $21, respectively, to related parties	3,027	2,957	9,714	7,648
Gross profit	359	523	1,053	1,413
Selling, general and administrative expenses, including $7, $7, $20 and $19, respectively, to related parties	656	546	2,104	1,413
Interest expense	153	48	333	121
Other (income) expense, net	58	(3)	68	(16)
Net loss before income taxes	(508)	(68)	(1,452)	(105)
Income tax provision	—	—	1	—
Net loss	(508)	(68)	(1,453)	(105)
Net loss attributable to non-controlling interests	(225)	(36)	(672)	(59)
Net loss attributable to Carvana Co.	$(283)	$(32)	$(781)	$(46)
Net loss per share of Class A common stock, basic and diluted	$(2.67)	$(0.38)	$(7.88)	$(0.56)
Weighted-average shares of Class A common stock, basic and diluted (1)	105,857	84,779	99,134	81,427
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

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2021	89,930	$—	82,900	$—	$795	$(489)	$219	$525
Net loss	—	—	—	—	—	(260)	(246)	(506)
Exchanges of LLC Units	27	—	—	—	1	—	(1)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	1	—	—	1
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(1)	—	—	(1)
Contribution of Class A common stock from related party	(97)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	139	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(12)	—	—	(12)
Options exercised	63	—	—	—	2	—	—	2
Equity-based compensation	—	—	—	—	43	—	—	43
Balance, March 31, 2022	90,062	$—	82,900	$—	$829	$(749)	$(28)	$52
Net loss	—	—	—	—	—	(238)	(201)	(439)
Issuances of Class A common stock, net of underwriters' discounts and commissions and offering expenses	15,625	—	—	—	1,227	—	—	1,227
Adjustment to non-controlling interests related to equity offerings	—	—	—	—	(554)	—	554	—
Exchanges of LLC Units	19	—	—	—	—	—	—	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	21	—	—	21
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(21)	—	—	(21)
Contribution of Class A common stock from related party	(2)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	48	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	27	—	—	—	1	—	—	1
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	5	—	—	5
Options exercised	10	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	18	—	—	18
Balance, June 30, 2022	105,789	$—	82,900	$—	$1,526	$(987)	$325	$864
Net loss	—	—	—	—	—	(283)	(225)	(508)

Contribution of Class A common stock from related party	(14)	—	—	—	—	—	—	—
Issuance of Class A common stock as restricted stock awards and to settle vested restricted stock units	142	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(1)	—	—	(1)
Options exercised	15	—	—	—	1	—	—	1
Equity-based compensation	—	—	—	—	18	—	—	18
Balance, September 30, 2022	105,932	$—	82,900	$—	$1,544	$(1,270)	$100	$374
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,453)	$(105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	179	72
Equity-based compensation expense	57	28
Loss on disposal of property and equipment	3	1
Provision for bad debt and valuation allowance	11	16
Amortization and write-off of debt issuance costs	20	8
Unrealized loss on warrants to acquire Root's Class A common stock	77	—
Unrealized loss (gain) on beneficial interests in securitization	1	(6)
Changes in finance receivable related assets:
Originations of finance receivables	(5,690)	(5,315)
Proceeds from sale of finance receivables, net	5,628	5,375
Gain on loan sales	(361)	(528)
Principal payments received on finance receivables held for sale	146	136
Other changes in assets and liabilities:
Vehicle inventory	638	(1,230)
Accounts receivable	40	(111)
Other assets	(75)	(86)
Accounts payable and accrued liabilities	155	319
Operating lease right-of-use assets	(132)	(117)
Operating lease liabilities	178	121
Other liabilities	(7)	—
Net cash used in operating activities	(585)	(1,422)
Cash Flows from Investing Activities:
Purchases of property and equipment	(451)	(390)
Payments for acquisitions, net of cash acquired	(2,189)	—
Principal payments received on and proceeds from sale of beneficial interests	72	38
Net cash used in investing activities	(2,568)	(352)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	10,596	8,733
Payments on short-term revolving facilities	(12,074)	(8,318)
Proceeds from issuance of long-term debt	3,435	1,525
Payments on long-term debt	(111)	(46)
Payments of debt issuance costs	(75)	(21)
Net proceeds from issuance of Class A common stock	1,227	—
Proceeds from equity-based compensation plans	4	1
Tax withholdings related to restricted stock units and awards	(8)	(25)
Net cash provided by financing activities	2,994	1,849
Net (decrease) increase in cash, cash equivalents and restricted cash	(159)	75
Cash, cash equivalents and restricted cash at beginning of period	636	329
Cash, cash equivalents and restricted cash at end of period	$477	$404
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub LLC (collectively, "Carvana Co."), together with its consolidated subsidiaries (the "Company"), is the leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want — a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Using the website, customers can complete all phases of a used vehicle purchase transaction, including financing their purchase, trading in their current vehicle, and purchasing complementary products such as vehicle service contracts ("VSC"), auto insurance, and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

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

In accordance with Carvana Group LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 11 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of September 30, 2022, Carvana Co. owned approximately 55.7% of Carvana Group and the LLC Unitholders (as defined in Note 11 — Stockholders' Equity) owned the remaining 44.3%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2022, results of operations and changes in stockholder's equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Liquidity

Since inception, the Company has incurred losses, and expects to incur additional losses in the future as it continues to build inspection and reconditioning centers ("IRCs") and vending machines, serve more of the U.S. population, and enhance technology and software. In the second quarter of 2022, the Company completed an equity offering of 15.6 million shares of Class A common stock for net proceeds of $1.2 billion and issued a total of $3.275 billion in aggregate principal amount of 10.25% senior unsecured notes due 2030 (the "2030 Notes"). The Company used a portion of the net proceeds from the Class A common stock offering for general corporate purposes and to pay any costs, fees and expenses incurred by it in connection with the offering. The Company used the net proceeds from the issuance and sale of the 2030 Notes (a) to finance the $2.2 billion acquisition of the U.S. physical auction business of ADESA, Inc. ("ADESA") and other ancillary transactions in connection therewith, and to pay related fees and expenses in connection therewith and (b) for working capital, capital expenditures and other general corporate purposes. In March 2022, the Company's forward flow partner committed to purchase a total of $5.0 billion of the Company's finance receivables through March 2023, and such facility had $1.9 billion of unused capacity as of September 30, 2022. In addition, the Company has a $2.2 billion floor plan facility effective through September 22, 2023, and $2.0 billion thereafter through March 22, 2024. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Adoption of New Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606 instead of being recorded at fair value. The Company early adopted ASU 2021-08 in the second quarter of 2022 and it did not have a material effect on its condensed consolidated financial statements as there were no business combinations affected by the retrospective application to January 1, 2022.

NOTE 3 — BUSINESS COMBINATIONS

Acquisition of ADESA U.S. Physical Auction Business

On May 9, 2022, the Company completed its previously announced acquisition of 100% of the equity interests in the U.S. physical auction business of ADESA from KAR Auction Services, Inc. for approximately $2.2 billion in cash. Proceeds from the issuance and sale of the 2030 Notes were used to fund the acquisition. The acquisition included 56 auction sites throughout the U.S. with 6.5 million square feet of buildings on more than 4,000 acres of land, significantly expanding the Company's infrastructure and enhancing its customer offering by facilitating a broader selection of vehicles and faster delivery times.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the preliminary allocation of the purchase price consideration to identifiable assets acquired and liabilities assumed as of September 30, 2022:

Preliminary Purchase Price Allocation
(in millions)
Assets Acquired
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

Customer relationships were valued using the multi-period excess earnings method of the income approach. Developed technology was valued using the replacement cost method of the cost approach. Significant assumptions used in the valuations were revenues and attrition rate and are classified as Level 3 due to the lack of observable market data. No residual values were assigned to the customer relationships and developed technology intangible assets and they are amortized on an economic useful life basis commensurate with future anticipated cash flows and straight line, respectively. As of September 30, 2022, the remaining weighted-average amortization period for the intangible assets acquired was approximately 6.8 years.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
For the three and nine months ended September 30, 2022, the Company recognized $193 million and $301 million, respectively, of wholesale sales and revenues, $180 million and $283 million, respectively, of cost of sales, and a net loss of $36 million and $57 million, respectively, from ADESA operations, which includes $31 million and $51 million, respectively, of depreciation and amortization, including acquired intangible assets amortization expense of $6 million and $10 million, respectively.

The following unaudited pro forma combined results of operations information for the three and nine months ended September 30, 2022 and 2021 have been prepared as if the ADESA acquisition occurred on January 1, 2021:

	Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Revenues	$3,386	$3,685	$11,066	$9,721
Net loss	(508)	(144)	(1,583)	(312)
Net loss attributable to non-controlling interests	(225)	(68)	(703)	(153)
Net loss attributable to Carvana Co.	$(283)	$(76)	$(880)	$(159)
Net loss per share of Class A common stock - basic and diluted	$(2.67)	$(0.76)	$(8.32)	$(1.64)
Weighted-average shares of Class A common stock - basic and diluted	105,857	100,404	105,774	97,076

The unaudited pro forma combined results of operations information reflect the following pro forma adjustments:

	Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	Increase/(Decrease) (in millions)
Interest expense	$—	$86	$123	$259
Lease expense	—	(3)	5	(13)
Depreciation and amortization expense	—	—	13	(4)
Intercompany revenues and cost of sales	—	$(5)	$(7)	$(15)

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(in millions)
Land and site improvements	$1,357	$303
Buildings and improvements	1,231	643
Transportation fleet	658	347
Software	229	169
Furniture, fixtures and equipment	172	97
Total property and equipment excluding construction in progress	3,647	1,559
Less: accumulated depreciation and amortization on property and equipment	(488)	(294)
Property and equipment excluding construction in progress, net	3,159	1,265
Construction in progress	167	295
Property and equipment, net	$3,326	$1,560

Depreciation and amortization expense on property and equipment was $100 million and $33 million for the three months ended September 30, 2022 and 2021, respectively, of which $51 million and $27 million were recorded to selling, general and administrative expense, respectively, $13 million and $6 million were capitalized to vehicle inventory, respectively, and $36 million and $6 million were recorded to cost of sales, respectively, including $13 million and $6 million previously capitalized to vehicle inventory.

Depreciation and amortization expense on property and equipment was $238 million and $91 million for the nine months ended September 30, 2022 and 2021, respectively, of which $132 million and $72 million were recorded to selling, general and administrative expense, respectively, $34 million and $19 million were capitalized to vehicle inventory, respectively, and $72 million and $17 million were recorded to cost of sales, respectively, including $31 million and $17 million previously capitalized to vehicle inventory, respectively.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes goodwill and intangible assets, net as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(in millions)
Intangible assets:
Customer relationships	$50	$—
Developed technology	41	9
Non-compete agreements	1	1
Intangible assets, acquired cost	92	10
Less: accumulated amortization	(16)	(6)
Intangible assets, net	$76	$4

Goodwill	$847	$9

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expense was $6 million and less than $1 million during the three months ended September 30, 2022 and 2021, respectively, and $10 million and $1 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 6.3 years. The anticipated annual amortization expense to be recognized in future years as of September 30, 2022, is as follows:

Expected Future Amortization
(in millions)
Remainder of 2022	$6
2023	18
2024	18
2025	14
2026	7
Thereafter	13
Total	$76

NOTE 6 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(in millions)
Accounts payable, including $19 and $27, respectively, due to related parties	$292	$141
Accrued compensation and benefits	78	45
Sales taxes and vehicle licenses and fees	85	102
Accrued interest expense	191	42
Reserve for returns and cancellations	58	44
Accrued property and equipment	32	85
Customer deposits	33	34
Accrued advertising costs	18	40
Other accrued liabilities	222	123
Total accounts payable and accrued liabilities	$1,009	$656

NOTE 7 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group (together with its consolidated affiliates, collectively, “DriveTime”), a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all of the interests in DriveTime, entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime facilities (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location, with the hub locations having cancellable terms, provided 60 days' prior written notice is given, expiring between 2023 and 2026. The Company has the right to exercise up to two

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
consecutive one-year renewal options at up to ten of these hub locations, less the number of locations renewed under the DriveTime Hub Lease Agreement described below.

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

In February 2017, the Company entered into a lease agreement with DriveTime for sole occupancy of a fully operational IRC in Winder, Georgia. The lease has an initial term of eight years, subject to the Company's ability to exercise three renewal options of five years each.

In November 2018, the Company entered into a sublease agreement from DriveTime of a fully operational IRC near Cleveland, Ohio. The lease had an initial term of three years, subject to the Company's ability to exercise three renewal options of five years each. In July 2021, the Company exercised the first renewal option to extend through October 2026 and agreed to assume the lease from DriveTime effective October 1, 2021.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $1 million during each of the three months ended September 30, 2022 and 2021, and $3 million and $4 million during the nine months ended September 30, 2022 and 2021, respectively, allocated between inventory and selling, general and administrative expenses.

In February 2019, the Company entered into an agreement to assume a lease of an IRC near Nashville, Tennessee that DriveTime leased from an unrelated landlord. While the Company solely occupies the IRC, DriveTime is not fully released from the lease obligations by the landlord. The lease expires in October 2023, subject to the ability to exercise three renewal options of five years each.

Office Leases

In September 2016, the Company entered into a lease for office space in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of another floor in the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was less than $1 million during each of the three months ended September 30, 2022 and 2021, and $1 million during each of the nine months ended September 30, 2022 and 2021.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In December 2019, Verde Investments, Inc. ("Verde"), a related party of the Company due to the Garcia Parties controlling and owning substantially all of the interests in Verde, purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was less than $1 million during each of the three months ended September 30, 2022 and 2021, and $1 million during each of the nine months ended September 30, 2022 and 2021.

Wholesale Sales and Revenues

DriveTime purchases wholesale vehicles from the Company through competitive online auctions that are managed by an unrelated third party and through the Company's wholesale marketplace platform. The Company recognized $6 million and $15 million of wholesale sales and revenues from DriveTime during the three months ended September 30, 2022 and 2021, respectively, and $27 million and $37 million during the nine months ended September 30, 2022 and 2021, respectively.

Retail Vehicle Acquisitions and Reconditioning

During the second quarter of 2021, the Company began acquiring reconditioned retail vehicles from DriveTime. The purchase price of each vehicle was equal to the wholesale price of the vehicle plus a fee for transportation and reconditioning services. In addition, DriveTime performs reconditioning services for the Company at DriveTime reconditioning centers. As of September 30, 2022, $2 million related to vehicles and reconditioning services were included in vehicle inventory in the accompanying unaudited condensed consolidated balance sheets. The Company also recognized $1 million and $17 million of cost of goods sold during the three months ended September 30, 2022 and 2021, respectively, and $19 million during each of the nine months ended September 30, 2022 and 2021.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers, and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the three months ended September 30, 2022 and 2021, the Company recognized $42 million and $47 million, respectively, and during the nine months ended September 30, 2022 and 2021, the Company recognized $138 million and $130 million, respectively of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. In August 2020 and April 2021, the Company and DriveTime amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing and the scope of DriveTime's after-sale administration services, respectively. The Company recognized expense of $3 million and income of $5 million during the three months ended September 30, 2022 and 2021, respectively, and expense of $1 million and income of $13 million during the nine months ended September 30, 2022 and 2021, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase and prior to the first quarter of 2020 paid a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. Since the first quarter of 2020, the Company's GAP waiver coverage sales have been administered by an unrelated party. The Company incurred $5 million during each of the three months ended September 30, 2022 and 2021, and approximately $14 million and $11 million during the nine months ended September 30, 2022 and 2021, respectively, related to the administration of limited warranty and GAP waiver coverage.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $3 million and $2 million during the three months ended September 30, 2022 and 2021, respectively, and approximately $7 million and $5 million during the nine months ended September 30, 2022 and 2021, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million and $1 million during the three and nine months ended and September 30, 2022, respectively, and less than $1 million during each of the three and nine months ended September 30, 2021 under this agreement.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the three and nine months ended September 30, 2022 and 2021.

Accounts Payable Due to Related Party

As of September 30, 2022 and December 31, 2021, $19 million and $27 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Contributions of Class A Common Shares From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in Q4 2021, the Company's CEO, Ernest Garcia III ("Mr. Garcia"), committed to giving then-current employees 23 shares of Class A common stock from his personal shareholdings once employees reach their two-year employment anniversary ("CEO Milestone Gift" or "Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vest after they complete their second year of employment, for a total of 435,035 RSUs granted during the period. For every gift that vests, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia will contribute to the Company, at the end of each fiscal quarter, the number of shares of Class A common stock, granted pursuant to the CEO Milestone Gift, that have vested during such quarter. The shares contributed shall be shares of Class A common stock that Mr. Garcia individually owns, at no charge. The contribution is intended to fund RSU awards to certain employees of the Company upon their satisfying the applicable employment tenure requirements. During the three and nine months ended September 30, 2022, 14,099 and 113,206 RSUs, respectively, vested and were contributed by Mr. Garcia. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has agreed to indemnify Mr. Garcia from any such obligations that may arise.

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

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with Ally Bank and Ally Financial Inc. (collectively the "Ally Parties"). Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. Throughout 2021 and 2022, the Company and the Ally Parties have amended the MPSA to, among other things and subject to the terms of the agreement, broaden the set of finance receivables covered by the MPSA and provide additional flexibility in the timing of sales of finance receivables. In March 2021, the Ally Parties committed to purchase up to a maximum of $4.0 billion of principal balances of finance receivables through March 2022. On each of March 17, 2022 and March 22, 2022, the Ally Parties amended the MPSA to, in aggregate, extend the scheduled commitment termination date to March 21, 2023 and increase the Ally Parties' commitment to purchase finance receivables to $5.0 billion, an increase of $1.0 billion from the previous commitment. Finally, on November 1, 2022, the Company amended and restated the MPSA to, among other things, consolidate and reflect the several previously executed amendments to the MPSA facility and streamline the funding mechanics associated with the sale of finance receivables to the Ally Parties.

During the three months ended September 30, 2022 and 2021, the Company sold $1.3 billion and $594 million, respectively, in principal balances of finance receivables under the MPSA. During the nine months ended September 30, 2022 and 2021, the Company sold $3.1 billion and $1.7 billion, respectively, in principal balances of finance receivables under the MPSA and had $1.9 billion of unused capacity as of September 30, 2022.

Securitization Transactions

The Company sponsors and establishes securitization trusts to purchase finance receivables from the Company. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that the Company sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. The net proceeds from the sales are the fair value of the assets obtained as part of the transactions and typically include cash and at least 5% of the beneficial interests issued by the securitization trusts to comply with the Risk Retention Rules, as further discussed in Note 9 — Securitizations and Variable Interest Entities.

During the three months ended September 30, 2022 and 2021, the Company sold $364 million and $1.5 billion, respectively, in principal balances of finance receivables through securitization transactions. During the nine months ended September 30, 2022 and 2021, the Company sold approximately $2.4 billion and $3.4 billion, respectively, in principal balances of finance receivables through securitization transactions.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $126 million and $191 million during the three months ended September 30, 2022 and 2021, respectively, and $361 million and $529 million during the nine months ended September 30, 2022 and 2021, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of September 30, 2022, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of September 30, 2022 and December 31, 2021 were $350 million and $382 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of September 30, 2022 and December 31, 2021.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at September 30, 2022 and December 31, 2021. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	September 30, 2022		December 31, 2021
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$283	$283	$282	$282
Certificates and other assets	67	67	100	100
Total unconsolidated VIEs	$350	$350	$382	$382

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. As described in Note 10 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$298	$283	$282	$282
Certificates and other assets	45	67	93	100
Total securities available for sale	$343	$350	$375	$382

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 10 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 16 — Leases, as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021

	(in millions)
Asset-based financing:
Floor plan facilities	$575	$1,877
Finance receivable facilities	—	176
Financing of beneficial interest in securitizations	298	282
Notes payable	4	10
Real estate financing	486	447
Total asset-based financing	1,363	2,792
Senior notes	5,725	2,450
Total debt	7,088	5,242
Less: current portion	(687)	(2,154)
Less: unamortized debt issuance costs (1)	(85)	(34)
Total included in long-term debt, net	$6,316	$3,054

(1) The unamortized debt issuance costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to revolving debt arrangements are presented within other assets on the accompanying condensed consolidated balance sheets and not included here.

Short-Term Revolving Facilities

Floor Plan Facilities

The Company previously entered into a floor plan facility with a lender to finance its vehicle inventory (the "Original Floor Plan Facility"), which was secured by Carvana LLC's vehicle inventory, general intangibles, accounts receivable, and finance receivables. The Original Floor Plan Facility was amended at various times and effective September 22, 2022, the Company amended and restated the facility (the "12-Month Floor Plan Facility") to extend the maturity date to September 22, 2023 with a line of credit of $2.2 billion and tie the interest rate to a prime rate plus 1.00%.

On September 22, 2022, the Company also entered into a separate floor plan facility (the "18-Month Floor Plan Facility", and together with the 12-Month Floor Plan Facility, the "Floor Plan Facilities") with a lender. The line of credit under the 18-Month Floor Plan Facility is $2.0 billion, which becomes available following the maturity and repayment of the 12-Month Floor Plan Facility, and its maturity date is March 22, 2024. The interest rate under the 18-Month Floor Plan Facility is tied to a prime rate plus 1.00%.

Under the Floor Plan Facilities, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding balances related to vehicles held in inventory for more than 150 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facilities and subsequently reborrow such

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
amounts. The Floor Plan Facilities also require monthly interest payments and that at least 12.5% of the total principal amount owed to the lender is held as restricted cash.

The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter under the Floor Plan Facilities.

As of September 30, 2022, the Company had $575 million outstanding under the 12-Month Floor Plan Facility, unused capacity of $1.6 billion, and held $72 million in restricted cash related to this facility. As of September 30, 2022, the Company had no amount outstanding under the 18-Month Floor Plan Facility, unused capacity of $2 billion, which becomes available following the maturity and repayment of the 12-Month Floor Plan Facility, and held no amount in restricted cash related to this facility. During the three months ended September 30, 2022, the Company's effective interest rate on the 12-Month Floor Plan Facility was approximately 4.53%.

As of December 31, 2021, the Company had $1.9 billion outstanding under the Original Floor Plan Facility, unused capacity of $373 million, and held $141 million in restricted cash related to this facility. For the year ended December 31, 2021, the Company's effective interest rate on the Original Floor Plan Facility was approximately 2.55%.

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

On April 30, 2021, the Company entered into an agreement pursuant to which a third lender agreed to provide a $500 million revolving credit facility to fund certain automotive finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase this line of credit to $600 million. In September 2022, the Company amended its agreement to extend the maturity date to March 30, 2024.

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

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of September 30, 2022 and December 31, 2021, the Company had zero and $176 million, respectively, outstanding under these Finance Receivable Facilities, unused capacity of $2.6 billion and $1.9 billion, respectively, and held $41 million and $67 million, respectively, in restricted cash related to these Finance Receivable Facilities. During the three months ended September 30, 2022, the Company's effective interest rate on these

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Finance Receivable Facilities was approximately 4.33%. For the year ended December 31, 2021, the Company's effective interest rate on these Finance Receivable Facilities was approximately 1.64%.

Long-Term Debt

Senior Unsecured Notes

The Company has issued various tranches of senior unsecured notes (collectively, the "Senior Notes") each under a separate indenture (collectively, the "Indentures"), as further described below.

The following table summarizes components of the Company's senior unsecured notes:

	September 30, 2022	December 31, 2021	Interest Rate

	(in millions, except percentages)
2025 Senior Unsecured Notes due October 1, 2025 ("2025 Notes")	$500	$500	5.625%
2027 Senior Unsecured Notes due April 15, 2027 ("2027 Notes")	600	600	5.500%
2028 Senior Unsecured Notes due October 1, 2028 ("2028 Notes")	600	600	5.875%
2029 Senior Unsecured Notes due September 1, 2029 ("2029 Notes")	750	750	4.875%
2030 Senior Unsecured Notes due May 1, 2030 ("2030 Notes")	3,275	—	10.250%
Total principal amount	5,725	2,450
Less: unamortized debt issuance cost	(79)	(28)
Total debt	$5,646	$2,422

Each of the 2025 Notes, the 2027 Notes, the 2028 Notes and the 2029 Notes were issued pursuant to an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The 2030 Notes were issued pursuant to an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The interest on each of the Senior Notes is payable semi-annually, beginning on April 1, 2021 for the 2025 Notes and 2028 Notes, October 15, 2021 for the 2027 Notes, March 1, 2022 for the 2029 Notes, and November 1, 2022 for the 2030 Notes. The Senior Notes mature as specified in the table above unless earlier repurchased or redeemed and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed for inventory, finance receivables, securitization facilities, or immaterial subsidiaries).

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of September 30, 2022 and December 31, 2021, the outstanding principal of these notes had a weighted-average interest rate of 7.0% and 6.4%, respectively, and totaled $4 million and $10 million, respectively, net of unamortized debt issuance costs, of which $2 million and $7 million as of September 30, 2022 and December 31, 2021, respectively, was due within the next twelve months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of September 30, 2022, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of September 30, 2022 and December 31, 2021, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $483 million and $444 million, respectively, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Financing of Beneficial Interests in Securitizations

As discussed in Note 9 — Securitizations and Variable Interest Entities, the Company has retained certain beneficial interests in securitizations pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. Beginning in June 2019, the Company entered into secured borrowing facilities through which it finances certain retained beneficial interests in securitizations whereby the Company sells such interests and agrees to repurchase them for their fair value at a stated time of repurchase.

As of September 30, 2022 and December 31, 2021, the Company has pledged $298 million and $282 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from July 2024 to September 2029. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $295 million and $279 million as of September 30, 2022 and December 31, 2021, respectively, of which $109 million and $93 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2022, the Company was in compliance with all debt covenants.

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

As of September 30, 2022 and December 31, 2021, there were 236 million and 216 million Class A Units, and 2 million and 3 million Class B Units, respectively, (as adjusted for the participation thresholds and closing price of Class A common stock on September 30, 2022 and December 31, 2021), issued and outstanding. As discussed in Note 13 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

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

During the three months ended September 30, 2022 and 2021, certain LLC Unitholders exchanged zero and 3 million LLC Units and zero and 2 million shares of Class B common stock for zero and 3 million newly-issued shares of Class A common stock, respectively. During the nine months ended September 30, 2022 and 2021, certain LLC Unitholders exchanged less than 1 million and 11 million LLC Units and zero and 8 million shares of Class B common stock for less than 1 million and 9 million newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, Carvana Co. received zero and 3 million LLC Units during the three months ended September 30, 2022 and 2021, respectively, and less than 1 million and 11 million LLC Units during the nine months ended September 30, 2022 and 2021, respectively, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group, LLC amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of its Senior Notes, as discussed further and defined in Note 10 — Debt Instruments. On October 2, 2020, Carvana Group, LLC amended and restated its LLC Agreement to, among other things, authorize the issuance of 1.1 million Class A Non-Convertible Preferred Units to be sold to Carvana Co. in connection with the issuance of its 2025 and 2028 Notes and authorize the issuance of additional Class A Non-Convertible Preferred Units, in each case in consideration for the capital contribution made or deemed to have been made by Carvana Co. of the net proceeds of senior unsecured notes issuances. On March 29, 2021, Carvana Group, LLC issued 0.6 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2027 Notes. On August 16, 2021, Carvana Group LLC issued 0.8 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2029 Notes. On May 6, 2022, Carvana Group LLC issued 3.3 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2030 Notes. Carvana Co. used its net proceeds from the 2023 Notes (which have since been repurchased), the 2025 and 2028 Notes, the 2027 Notes, the 2029 Notes and the 2030 Notes, to purchase 0.6 million, 1.1 million, 0.6 million, 0.8 million, and 3.3 million, respectively, of Class A Non-Convertible Preferred Units.

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

During the nine months ended September 30, 2022 and 2021, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of $1 million and $32 million, respectively, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' equity. During the nine months ended September 30, 2022, Carvana Co. utilized its net proceeds from its equity offering to purchase LLC Units, which resulted in adjustments to increase non-controlling interests and to decrease additional paid-in capital by $554 million, which have been included in adjustment to non-controlling interests related to equity offerings in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As of September 30, 2022, Carvana Co. owned approximately 55.7% of Carvana Group with the LLC Unitholders owning the remaining 44.3%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(in millions)
Transfers from (to) non-controlling interests:
Decrease as a result of issuances of Class A common stock	$(554)	$—
Increase as a result of exchanges of LLC Units	1	32
Total transfers from (to) non-controlling interests	$(553)	$32

NOTE 13 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Restricted Stock Units and Awards excluding those granted in relation to the CEO Milestone Gift	$12	$11	$29	$26
Restricted Stock Units granted in relation to the CEO Milestone Gift	3	—	40	—
Options	3	3	10	8
Class A Units	—	—	—	1
Total equity-based compensation	18	14	79	35
Equity-based compensation capitalized to property and equipment	(3)	(3)	(7)	(6)
Equity-based compensation capitalized to inventory	(1)	(1)	(16)	(1)
Equity-based compensation, net of capitalized amounts	$14	$10	$56	$28

As of September 30, 2022, the total unrecognized compensation related to outstanding equity awards was $167 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan, 14 million shares of Class A common stock were initially available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. The majority of equity granted by the Company, other than equity granted in relation to the CEO Milestone Gift, vests over four year periods based on continued employment with the Company. As of September 30, 2022, approximately 7 million shares remain available for future equity-based award grants under this plan.

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

As of September 30, 2022, the Company issued 27,462 shares of Class A common stock and 470,044 shares remained available for future issuance. During the three and nine months ended September 30, 2022, the Company incurred less than $1 million of equity-based compensation expense related to the ESPP.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four- to five-years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for their Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and nine months ended September 30, 2022 or 2021. As of September 30, 2022, outstanding Class B Units had participation thresholds between $0.00 to $12.00. During the three and nine months ended September 30, 2022 and 2021, the Company incurred less than $1 million of equity-based compensation expense related to the Class B Units.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net loss per share during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net loss	$(508)	$(68)	$(1,453)	$(105)
Net loss attributable to non-controlling interests	(225)	(36)	(672)	(59)
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(283)	$(32)	$(781)	$(46)
Denominator:
Weighted-average shares of Class A common stock outstanding	105,878	84,815	99,141	81,468
Nonvested weighted-average restricted stock awards	(21)	(36)	(7)	(41)
Weighted-average shares of Class A common stock, basic and diluted	105,857	84,779	99,134	81,427
Net loss per share of Class A common stock, basic and diluted	$(2.67)	$(0.38)	$(7.88)	$(0.56)

Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net loss per share of Class A common stock for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Options (1)	1,265	1,101	1,265	1,101
Restricted Stock Units and Awards (1)	826	688	826	710
Class A Units (2)	82,963	87,912	82,963	91,060
Class B Units (2)	1,580	2,150	1,580	2,271
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

As described in Note 11 — Stockholders' Equity, the Company did not acquire any LLC units during the three months ended September 30, 2022. The Company acquired 3 million LLC Units during the three months ended September 30, 2021. The Company acquired less than 1 million and 11 million LLC Units during the nine months ended September 30, 2022 and 2021, respectively, in connection with exchanges with LLC Unitholders. During the three months ended September 30, 2022, the Company did not record a gross deferred tax asset. During the three months ended September 30, 2021, the Company recorded a gross deferred tax asset of $199 million. During the nine months ended September 30, 2022, and 2021, the Company recorded a gross deferred tax asset of $1 million and $641 million, respectively, associated with the basis difference in its investment in Carvana Group related to the acquisition of these LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As described in Note 11 — Stockholders' Equity, during the nine months ended September 30, 2022, the Company issued 15.625 million shares of its Class A common stock and received net proceeds from the offering of $1.2 billion. The Company utilized the proceeds to purchase 19.5 million newly issued Class A units in Carvana Group. The Company recognized a gross deferred tax asset of $20 million from the offering, associated with a portion of the basis difference resulting from this purchase of Carvana Group units, which is reflected as an increase to addition paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders’ equity.

As described in Note 5 — Goodwill and Intangible Assets, Net, the Company acquired various intangible assets in connection with the acquisition of Car360 in 2018. As a result, the Company recognized a deferred tax liability of $2 million which is reflected within other liabilities in the accompanying unaudited condensed consolidated balance sheets. The deferred tax liability will be amortized over five to seven years and less than $1 million was amortized during each of the nine months ended September 30, 2022 and 2021.

During the nine months ended September 30, 2022, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of September 30, 2022 and December 31, 2021, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended September 30, 2022 and 2021 was an expense of 0.1% and 0.3%, respectively, and for the nine months ended September 30, 2022 and 2021 was an expense of 0.1% and 0.2%, respectively, related to its wholly-owned subsidiaries.

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
As of September 30, 2022, the Company has concluded based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of September 30, 2022, the total unrecorded TRA liability is $1.6 billion. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of September 30, 2022, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, IRCs, storage, parking and corporate offices. The initial terms expire at various dates between 2022 and 2038. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$27	$11	$68	$26
Interest obligations under finance leases	5	2	13	5
Total finance lease costs	$32	$13	$81	$31

Operating leases:
Fixed lease costs to non-related parties	$26	$14	$78	$35
Fixed lease costs to related parties	1	1	3	4
Variable short-term lease costs to related parties	—	1	—	1
Total operating lease costs	$27	$16	$81	$40

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$56	$23
Operating lease liabilities to related parties			$4	$4
Interest payments on finance lease liabilities			$13	$5

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$106	$35

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of September 30, 2022:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2022	$32	$1	$25	$26	$58
2023	117	5	106	111	228
2024	105	3	114	117	222
2025	91	2	115	117	208
2026	71	2	112	114	185
Thereafter	32	4	510	514	546
Total minimum lease payments	448	17	982	999	1,447
Less: amount representing interest	(47)	(3)	(266)	(269)	(316)
Total lease liabilities	$401	$14	$716	$730	$1,131
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

As of September 30, 2022 and December 31, 2021, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of September 30, 2022 and 2021 were as follows, excluding short-term operating leases:

	As of September 30,
	2022	2021
Weighted-average remaining lease terms (years)
Operating leases	8.6	9.2
Finance leases	4.3	4.4
Weighted-average discount rate
Operating leases	7.1%	7.5%
Finance leases	5.6%	5.4%

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each retail vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $21 million and $16 million as of September 30, 2022 and December 31, 2021, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $174 million in aggregate over the next seven years, as of September 30, 2022. These purchase obligations are recorded as liabilities when the services are rendered.

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. The Company is currently involved in matters related to, among other topics, its title and registration process, including requests for information from government agencies, class actions and shareholder derivative lawsuits. The Company believes the claims in these matters are not material or are without merit and intends to defend the matters vigorously. The Company also continues to work closely with government agencies to respond to their requests for information. It is not possible to determine the probability of loss or estimate damages, if any, for any of the above matters, and therefore, the Company has not established reserves for any of these proceedings. If the Company determines that a loss is both probable and reasonably estimable, the Company will record a liability, and, if the liability is material, disclose the amount of the liability reserved. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on the Company's business, results of operations, financial condition or cash flows.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables are a summary of fair value measurements and hierarchy level at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$139	$139	$—	$—
Beneficial interests in securitizations	350	—	—	350

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$154	$154	$—	$—
Beneficial interests in securitizations	382	—	—	382
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, the Company has purchase price adjustment receivables of $41 million and $34 million, respectively, which are carried at fair value and classified as other assets in the accompanying consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a gain of $5 million and $3 million during the three months ended September 30, 2022 and 2021, respectively, and a gain of $11 million and $17 million during the nine months ended September 30, 2022 and 2021, respectively, and are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

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

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of September 30, 2022 and December 31, 2021, the discount rates were 4.7% to 10.0% and 1.1% to 10.0%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2022 or 2021.

In December 2021, the Company began selling certain of its beneficial interests in securitizations that meet the criteria for sale set forth in the Risk Retention Rules. For the three and nine months ended September 30, 2022, the Company sold beneficial interests in securitizations for a purchase price totaling $40 million and $43 million, respectively.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Opening Balance	$401	$239	$382	$131
Received in securitization transactions	24	33	148	170
Cash receipts	(44)	(27)	(136)	(60)
Change in fair value	9	2	(1)	6
Sales of beneficial interests	(40)	—	(43)	—
Ending Balance	$350	$247	$350	$247

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended September 30, 2022 and December 31, 2021. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021

	(in millions)
Carrying value, net of unamortized debt issuance costs	$5,646	$2,422
Fair value	3,465	2,411

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021

	(in millions)
Carrying value	$485	$356
Fair value	520	392

Investment in Equity Securities

During October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through September 30, 2022. On August 12, 2022, Root effected a reverse stock split of its Class A common stock and Class B common stock at a ratio of 18:1, whereby each 18 shares of Root’s Class A common stock and Class B common stock were automatically combined into one share of Class A common stock or Class B common stock, respectively (the “Reverse Stock Split”). The shares of Root's Class A common stock issuable to the Company on the conversion of the Series A convertible preferred shares were adjusted proportionally.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were to be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Warrants"). On September 1, 2022, the integrated auto insurance solution, which embedded into the Company's e-commerce platform (the "Integrated Platform"), was completed. One tranche of the Warrants, consisting of 2.4 million shares, as adjusted pursuant to the Reverse Stock Split, became exercisable upon completion of the Integrated Platform, and is considered a derivative instrument. The other tranches vest based on insurance product sales through the Integrated Platform and are considered a derivative instrument. The Company used a Monte Carlo simulation to estimate the fair value of these Warrants, which are classified as Level 3. At contract inception, the Company recognized an asset of $30 million for the Warrants and deferred revenue, classified in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets. During the three months ended September 30, 2022, the Company determined it was probable that the volume of insurance products required to earn the Warrants would be achieved and recorded an additional $75 million of Warrants and deferred revenue based on the contract inception date fair value as determined by the Monte Carlo simulation. The Warrants and deferred revenue are classified in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets.

The following table presents changes in the Company's Level 3 Warrants measured at fair value:

2022
(in millions)
Balance at December 31, 2021	$6
Warrants to acquire Root's Class A common stock	75
Total unrealized loss (1)	(77)
Balance at September 30, 2022	$4

(1) The Company recognized the decrease in fair value in relation to the Warrants to acquire Root's Class A common stock through other expense (income), net in the accompanying consolidated statements of operations. The Company recognized a

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
decrease in fair value of $72 million and $77 million during the three and nine months ended September 30, 2022, respectively. No amounts were recorded during the three and nine months ended September 30, 2021.

Derivative Instruments

As of September 30, 2022 and December 31, 2021, the Company had no other outstanding derivative instruments.

NOTE 19 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$178	$82
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$43	$74
Property and equipment acquired under finance leases	$300	$81
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$371	$139
Warrants to acquire Root's Class A common stock	$75	$—
Equity-based compensation expense capitalized to property and equipment	$6	$6
Fair value of beneficial interests received in securitization transactions	$148	$235
Reductions of beneficial interests in securitizations and associated long-term debt	$105	$22

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	September 30, 2022	December 31, 2021	September 30, 2021

	(in millions)
Cash and cash equivalents	$316	$403	$297
Restricted cash (1)	161	233	107
Total cash, cash equivalents and restricted cash	$477	$636	$404
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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a retail vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a retail vehicle.    As of September 30, 2022, we listed approximately 71,300 total retail units on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling vehicles to retail customers is the primary driver of our business. Selling retail vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts ("VSCs"), GAP waiver coverage, other ancillary products, and trade-ins.

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

•Protect their purchase.    Customers have the option to protect their vehicle with a VSC as part of our online checkout process. VSCs provide customers with insurance against certain mechanical repairs after the expiration of their vehicle’s original manufacturer warranty. We earn a fee for selling VSCs on behalf of DriveTime, who is the obligor under these VSCs. We generally have no contractual liability to customers for claims under these agreements. We also offer GAP waiver coverage to customers in most states in which we operate. We have also partnered with Root, Inc. ("Root") to offer an integrated auto insurance solution, through which customers in most states may conveniently access auto insurance directly from the Carvana e-commerce platform.

•Sell us their car.    We allow our customers to trade-in a vehicle and apply the trade-in value to their purchase, or to sell us a vehicle independent of a purchase. Using our digital appraisal tool, customers can receive a firm offer for their vehicle nearly instantaneously from our site simply by answering a few questions about the vehicle condition and features. We generate trade-in offers using a proprietary valuation algorithm supported by extensive used vehicle market and customer-behavior data. When customers accept our offer, they can schedule a time to have the vehicle picked up at their home or elsewhere within one of our markets and receive payment, eliminating the need to visit a dealership or negotiate a private sale. We take their vehicles into inventory and sell them either at auction as a wholesale sale or through our website as a retail sale. Vehicles sold at auction typically do not meet the quality or condition standards required to be included in retail inventory displayed for sale on our website.

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

•Inspection and reconditioning.    Once we acquire a vehicle, we leverage our in-house logistics or a vendor to transport the vehicle to a greenfield inspection and reconditioning center or auction location with reconditioning capacity ("IRC"), at which point the vehicle is entered into our inventory management system. We then begin a 150-point inspection process covering controls, features, brakes, tires, and cosmetics. Each IRC includes trained technicians, vehicle lifts, paint-less dent repair, and paint capabilities and receives on-site support from vendors with whom we have integrated systems to ensure ready access to parts and materials. When an inspection is complete, we estimate the necessary reconditioning cost for the vehicle to be deemed "Carvana Certified" and expected timing for that vehicle to be made available for sale on our website.

•Photography and merchandising.    To provide transparency to our customers, our patented, automated photo booths capture a 360-degree exterior and interior virtual tour of each vehicle in our website inventory. Our photo booths photograph the interior and exterior of the vehicle while technicians annotate material defects based on visibility-threshold category. We also feature integrations with various vehicle data providers for vehicle feature and option information. We have instituted a unified cosmetic standard across all IRCs and certain auction sites to better ensure a consistent customer experience.

•Transportation and fulfillment.    Third-party vehicle transportation is often slow, expensive, and unreliable. To address these challenges, we built an in-house auto logistics network backed by a proprietary transportation management system ("TMS") to transport our vehicles to customers in our markets. The system is based on a "hub and spoke" model, which connects all IRCs to vending machines and hubs via our owned and leased fleet of multi-car and single car haulers. Our TMS allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. We store inventory primarily at the IRCs and other sites, and when a vehicle is sold, it is delivered directly to customers in our markets or transported to a vending machine or certain hubs for pick-up by the customer. Due to our robust and proprietary logistics infrastructure, we are able to offer our customers and operations team highly accurate predictions of vehicle availability, minimizing unanticipated delays and ensuring a seamless and reliable customer experience.

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the nine months ended September 30, 2022, the number of vehicles we sold to retail customers grew by 4.2% to 325,319 compared to 312,221 in the nine months ended September 30, 2021. Over time, we expect our retail vehicle sales to grow in future periods with increased penetration in our current markets and expansion into new markets.

We view the number of vehicles we sell to retail customers as the most important measure of our growth, and we expect to continue to focus on building a scalable platform to increase our retail units sold. This focus on retail units sold is motivated by several factors:

•Retail units sold enable multiple revenue streams, including the sale of the vehicle itself, the sale of automotive finance receivables originated to finance the vehicle, the sale of VSCs, GAP waiver coverage, other ancillary products, and the sale of vehicles acquired from customers.

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

Markets and Population Coverage

Our historical growth in retail units sold is driven by increased penetration in our existing markets and expansion into new markets. We define a market as a metropolitan area in which we have commenced local advertising and generally offer home delivery to customers with a Carvana employee in a branded delivery truck. We define our population coverage as the percentage of U.S. population that lives within those markets. Opening a new market involves hiring a team of customer advocates, connecting the market to our existing logistics network and initiating local advertising. As a market scales, we may elect to build a vending machine in the market to further increase customer awareness and enhance our fulfillment operations.

Our expansion model has enabled us to increase our rate of market openings, resulting in serving more of the U.S. population, in each of the past nine years. Our market openings increased the total percentage of the U.S. population served to 81.1% in 315 markets as of September 30, 2022 from 80.6% in 308 markets as of September 30, 2021. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our growth plan. We continually evaluate consumer demand and our operational capacity to determine our market opening and vending machine launch strategy.

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

Revenue and Gross Profit

Our increased penetration in existing markets and expansion into new markets has generally led to growth in retail unit sales. We generate revenue on retail units sold from four primary sources: the sale of the vehicles, wholesale sales of vehicles we acquire from customers, gains on the sales of loans originated to finance the vehicles, and sales of ancillary products such as VSCs and GAP waiver coverage.

Our largest source of revenue, retail vehicle sales, totaled $2.5 billion and $2.7 billion during the three months ended September 30, 2022 and 2021, respectively, and $8.2 billion and $7.0 billion during the nine months ended September 30, 2022 and 2021, respectively. As we increase penetration in existing markets and expand to new ones, we generally expect retail vehicle sales to increase along with retail units sold, absent any material adverse macroeconomic conditions. We generate gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales and revenues, which includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory, totaled $697 million and $552 million during the three months ended September 30, 2022 and 2021, respectively, and $2.0 billion and $1.3 billion during the nine months ended September 30, 2022 and 2021, respectively. We generally expect wholesale sales to trend proportionately with retail units sold through trade-ins and from customers who wish to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

On May 9, 2022, we completed our acquisition of the U.S. physical auction business of ADESA from KAR Auction Services, Inc. We have included revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related services revenue, in wholesale sales and revenues from the date of acquisition. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commissions on ancillary products such as VSCs, GAP waiver coverage, and auto insurance, totaled $197 million and $278 million during the three months ended September 30, 2022 and 2021, respectively, and $605 million and $758 million during the nine months ended September 30, 2022 and 2021, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material adverse macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During current macroeconomic uncertainty, our highest priority will continue to be providing exceptional customer experiences while improving efficiency, increasing our brand awareness and maximizing our infrastructure to support efficient growth in retail units sold. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies include the following:

•Increase the purchase of vehicles from customers. Over time, we plan to grow the number of vehicles that we purchase from our customers either as trade-ins or independent of a retail sale. This in turn will grow our wholesale business, provide additional vehicles for our retail business, which on average are more profitable compared to the same vehicle acquired at auction, and expand our inventory selection.

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

•Leverage existing IRC infrastructure. As we scale, we intend to more fully utilize the capacity in our 17 existing IRCs, which collectively have capacity to inspect and recondition approximately 1 million vehicles per year at full utilization. We also intend to use existing capacity in the facilities acquired as part of the ADESA acquisition.

•Increase utilization of our logistics network. As we scale, we intend to more fully utilize our in-house logistics network to transport cars to our IRCs or other sites after acquisition from customers or wholesale auctions.

•Increase conversion on existing products. We plan to continue to improve our website to highlight the benefits of our complementary product offerings, including financing, VSCs, GAP waiver coverage, other ancillary products, and trade-ins.

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

Seasonality

Used vehicle sales (retail and wholesale) generally exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our overall sales patterns in the past have not always reflected the general seasonality of the used vehicle industry. However, as our business and markets have and continue to mature, our results have become more reflective of typical market seasonality. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, including as a result of macroeconomic conditions, which may not fully reflect the underlying performance of our business.

Investment in Growth

We have aggressively invested in the growth of our business and we expect this investment to continue during normal conditions. While we intend to become increasingly efficient over time, we also anticipate that our operating expenses will increase substantially over time as we continue to expand our logistics network, increase our advertising spending, and serve more of the U.S. population. There is no guarantee that we will be able to realize the desired return on our investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Retail units sold	102,570	111,949	325,319	312,221
Population coverage	81.1%	80.6%	81.1%	80.6%
Average monthly unique visitors (in thousands)	21,333	20,071	23,203	16,632
Total website units	71,365	56,054	71,365	56,054
Total gross profit per unit (1)	$3,500	$4,672	$3,237	$4,526

(1) Includes $19, $0, $49, and $0, respectively, related to the CEO Milestone Gift.

Retail Units Sold

We define retail units sold as the number of vehicles sold to customers in a given period, net of returns under our seven-day return policy. We view retail units sold as a key measure of our growth for several reasons. First, retail units sold is the primary driver of our revenues and, indirectly, gross profit, since retail unit sales enable multiple complementary revenue streams, including financing, VSCs, GAP waiver coverage, other ancillary products, and trade-ins. Second, growth in retail units sold increases the base of available customers for referrals and repeat sales. Third, growth in retail units sold is an indicator of our ability to successfully scale our logistics, fulfillment, and customer service operations.

Population Coverage

We previously reported number of markets as a key operating metric. As we have continued to grow, the population covered by these markets is increasingly a more important driver of our growth than the number of markets we serve. We define a market as a metropolitan area in which we have commenced local advertising and generally offer home delivery to customers with a Carvana employee in a branded delivery truck. We define our population coverage as the percentage of U.S. population that lives within those markets. We view the growth in population we serve as a key driver of our growth. As we increase our population coverage, the number of consumers who have access to our fully integrated customer experience increases, which in turn helps increase the number of vehicles we sell.

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

Total Website Units

We define total website units as the number of vehicles listed on our website on the last day of a given reporting period, including vehicles available for sale, vehicles currently engaged in a purchase or reserved by a customer, and vehicles that can be reserved that generally have not yet completed the inspection and reconditioning process. We view total website units as a key measure of our growth. Growth in total website units increases the selection of vehicles available to our consumers, which we believe will allow us to increase the number of vehicles we sell over time. Moreover, growth in total website units indicates our ability to scale our vehicle purchasing, inspection and reconditioning operations. As part of our inventory strategy, over time we may choose not to expand total website units while continuing to grow sales, thereby improving other key operating metrics of the business.

Total Gross Profit per Unit

We define total gross profit per unit as the aggregate gross profit in a given period, divided by retail units sold in that period including gross profit generated from the sale of retail vehicles, gains on the sales of loans originated to finance the vehicles, commissions on sales of VSCs, GAP waiver coverage and other ancillary products, and gross profit generated from wholesale sales of vehicles. We operate an integrated business with the objective of increasing the number of retail units sold and total gross profit per unit. Gross profits generated from the sale of retail and wholesale units are interrelated. For example, our nationwide reconditioning and inspection centers are designed to produce vehicles for both retail and wholesale sales, our vehicle storage locations have shared parking for both retail and wholesale vehicles, and our integrated multi-vehicle logistics and last mile delivery network is operated in service of both retail and wholesale sales. Such interrelationships require us to share finite operational capacity and optimize joint decisions between retail and wholesale sales, in order to position us to achieve our objective of increasing total gross profit per unit. As a result, the inclusion of gross profit generated from wholesale sales of vehicles in total gross profit per unit reflects our integrated business model and the interrelationship between wholesale and retail vehicle sales. We believe the total gross profit per unit metric provides investors with the greatest opportunity to view our performance through the same lens that our management does, and therefore assists investors to best evaluate our business and measure our progress.

Number of IRCs

We previously reported our number of IRCs as a key operating metric. With the acquisition of ADESA's physical auction business, we have added an additional 56 locations and are performing reconditioning work at several of these locations as of September 30, 2022, in addition to the 17 historical Carvana-specific locations. Given the expanded reconditioning capacity associated with the acquisition of ADESA's physical auction business, we no longer consider the number of IRCs a key operating metric. During October 2022, we launched one additional IRC in California, bringing the total Carvana-specific locations to 18.

Components of Results of Operations

Retail Vehicle Sales

Retail vehicle sales represent the aggregate sales of used vehicles to customers through our website. Revenue from retail vehicles sales is recognized upon delivery to the customer or pick up of the vehicle by the customer, and is reported net of a reserve for expected returns. Factors affecting retail vehicle sales revenue include the number of retail units sold and the average selling price of these vehicles. Changes in retail units sold are a much larger driver of changes in revenue than are changes in average selling price.

The number of retail vehicles we sell depends on the volume of traffic to our website, our population coverage, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customer's purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general economic conditions. On a quarterly basis, the number of retail vehicles we sell is also affected by seasonality, with demand for retail vehicles generally reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of retail vehicle sales generally expected to occur in the fourth calendar quarter. However, in 2022, heightened inflation and rising interest rates have resulted in lower demand for used vehicles.

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

Wholesale Sales and Revenues

Wholesale sales and revenues includes the aggregate proceeds we receive on vehicles we acquire and sell to wholesalers, and beginning in 2022, wholesale marketplace revenues. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade-in their existing vehicles when making a purchase from us. Factors affecting wholesale sales and revenues include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market, both of which have been impacted by the novel coronavirus ("COVID-19") in 2020, 2021, and to a lesser extent in 2022. Wholesale sales and revenues includes aggregate proceeds we receive on vehicles sold to DriveTime through competitive online auctions that are managed by an unrelated third party and through the Company's wholesale marketplace platform. Wholesale marketplace revenues include revenue earned from the sale of wholesale marketplace units by third-party sellers through our wholesale marketplace platform, including auction fees and related services revenue.

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of loans we originate and sell in securitization transactions or to financing partners, reported net of a reserve for expected repurchases, commissions we receive on VSCs, sales of GAP waiver coverage, and commissions and warrants we receive on sales of auto insurance. In 2016, we entered into a master dealer agreement with DriveTime, pursuant to which we receive a commission for selling VSCs that DriveTime administers. The commission revenue we recognize on VSCs depends on the number of retail units we sell, the conversion rate of VSCs on these sales, commission rates we receive, VSC early cancellation frequency and product features. The GAP waiver coverage revenue we recognize depends on the number of retail units we sell, the number of customers that choose to finance their purchases with us, the frequency of GAP waiver coverage early cancellation, and the conversion rate of GAP waiver coverage on those sales.

In September 2022, we partnered with Root to offer an integrated auto insurance solution, through which customers may conveniently access auto insurance directly from the Carvana e-commerce platform. We receive commissions and Warrants to purchase shares of Root's Class A common stock based on the Root insurance policies sold through the Integrated Platform. The commission revenue we recognize depends on the number of retail units we sell, the conversion rate of auto policies on these sales, commission rates we receive, and forecasted attrition. The revenue we recognize from warrants as non-cash consideration depends on the probability of achieving certain auto policy sales thresholds within a specific timeline as well as our performance under the agreement.

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

The number of loans we originate is driven by the number of retail vehicles sold and the percentage of our sales for which we provide financing, which is influenced by the financing terms we offer our customers relative to alternatives available to the customer. The average principal balance is driven primarily by the mix of vehicles we sell, since higher average selling prices typically mean higher average balances. The price at which we sell the loan is driven by the terms of our securitization transactions and forward-flow arrangement, applicable interest rates, and whether or not the loan includes GAP waiver coverage.

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

Retail Vehicle Gross Profit

Retail vehicle gross profit is the vehicle sales price minus our costs of sales associated with vehicles that we list and sell on our website. Retail vehicle gross profit per unit is our aggregate retail vehicle gross profit in any measurement period divided by the number of retail units sold in that period.

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

Interest Expense

Interest expense includes interest incurred on our Senior Notes, our Floor Plan Facilities, and our Finance Receivable Facilities (each as defined in Note 10 — Debt Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q), as well as our notes payable, finance leases, and long-term debt, which are used to fund general working capital, our inventory, our transportation fleet, and certain of our property and equipment. Interest expense excludes the interest incurred during various construction projects to build, upgrade or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Other Expense (Income)

Other expense (income), net includes changes in fair value on our beneficial interests in securitizations, purchase price adjustment receivables, and fair value adjustments related to our Warrants to acquire Root's Class A common stock as discussed in Note 18 — Fair Value of Financial Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q, along with other general expenses such as gains or losses from disposals of long-lived assets.

Income Tax Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (“Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. During the three and nine months ended September 30, 2022, the Company generated income tax expense of less than $1 million and $1 million, respectively, compared to less than $1 million during both the three and nine months ended September 30, 2021.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

	(in millions, except unit and per unit amounts)			(in millions, except unit and per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$2,492	$2,650	(6.0)%	$8,186	$6,954	17.7%
Wholesale sales and revenues (1)	697	552	26.3%	1,976	1,349	46.5%
Other sales and revenues (2)	197	278	(29.1)%	605	758	(20.2)%
Total net sales and operating revenues	$3,386	$3,480	(2.7)%	$10,767	$9,061	18.8%
Gross profit:
Retail vehicle gross profit (3)	$116	$198	(41.4)%	$334	$528	(36.7)%
Wholesale gross profit (1)	46	47	(2.1)%	114	127	(10.2)%
Other gross profit (2)	197	278	(29.1)%	605	758	(20.2)%
Total gross profit	$359	$523	(31.4)%	$1,053	$1,413	(25.5)%
Unit sales information:
Retail vehicle unit sales	102,570	111,949	(8.4)%	325,319	312,221	4.2%
Wholesale vehicle unit sales	47,763	50,204	(4.9)%	153,342	123,296	24.4%
Per unit selling prices:
Retail vehicles	$24,296	$23,671	2.6%	$25,163	$22,273	13.0%
Wholesale vehicles	$14,593	$10,995	32.7%	$12,886	$10,941	17.8%
Per retail unit gross profit:
Retail vehicle gross profit (4)	$1,131	$1,769	(36.1)%	$1,027	$1,691	(39.3)%
Wholesale gross profit	448	420	6.7%	350	407	(14.0)%
Other gross profit	1,921	2,483	(22.6)%	1,860	2,428	(23.4)%
Total gross profit	$3,500	$4,672	(25.1)%	$3,237	$4,526	(28.5)%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (5)	$691	$936	(26.2)%	$626	$1,030	(39.2)%
Wholesale marketplace:
Wholesale marketplace units sold	193,061	$—	NM	304,944	$—	NM
Wholesale marketplace revenues (6)	$193	$—	NM	$301	$—	NM
Wholesale marketplace gross profit (6) (7)	$13	$—	NM	$18	$—	NM
_________________________
(1) Includes $6, $15, $27 and $37, respectively, of wholesale revenue from related parties.
(2) Includes $39, $52, $137 and $143, respectively, of other sales and revenues from related parties.
(3) For the three and nine months ended September 30, 2022, retail vehicle gross profit includes $2 and $16, respectively, of share-based compensation expense related to the CEO Milestone Gift.
(4) For the three and nine months ended September 30, 2022, retail vehicle per unit gross profit includes $19 and $49, respectively, of share-based compensation expense related to the CEO Milestone Gift.
(5) Wholesale vehicle gross profit per wholesale unit excludes wholesale marketplace units sold and wholesale marketplace gross profit.
(6) Wholesale marketplace revenues and wholesale marketplace gross profit are included in wholesale sales and revenues and wholesale gross profit, respectively.
(7) For the three and nine months ended September 30, 2022, wholesale marketplace gross profit includes $22 and $37, respectively, of depreciation and amortization expense.
NM = Not meaningful

Retail Vehicle Sales

Three months ended September 30, 2022 Versus 2021. Retail vehicle sales decreased by $158 million to $2.5 billion during the three months ended September 30, 2022, compared to $2.7 billion during the three months ended September 30, 2021. The decrease in revenue was primarily due to a decrease in the number of retail vehicles sold to 102,570 from 111,949 during the three months ended September 30, 2022 and 2021, respectively, which was driven by various macroeconomic factors including increased interest rates and inflation, leading to decreased vehicle affordability. The average selling price of our retail units sold increased to $24,296 from $23,671 during the three months ended September 30, 2022 and 2021, respectively, due primarily to the overall appreciation in the used vehicle market compared to the three months ended September 30, 2021.

Nine months ended September 30, 2022 Versus 2021. Retail vehicle sales increased by $1.2 billion to $8.2 billion during the nine months ended September 30, 2022 compared to $7.0 billion during the nine months ended September 30, 2021. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 325,319 from 312,221 during the nine months ended September 30, 2022 and 2021, respectively, which was driven by enhanced marketing efforts, expanded inventory selection, and increased brand awareness, partially offset by various macroeconomic factors including increased interest rates and inflation, leading to decreased vehicle affordability. The average selling price of our retail units sold also increased to $25,163 from $22,273 during the nine months ended September 30, 2022 and 2021, respectively, due primarily to the overall appreciation in the used vehicle market compared to the nine months ended September 30, 2021.

Wholesale Sales and Revenues

Three months ended September 30, 2022 Versus 2021. Wholesale sales and revenues increased by $145 million to $697 million during the three months ended September 30, 2022, compared to $552 million during the three months ended September 30, 2021. The increase in revenue was primarily driven by the acquisition of ADESA, resulting in 193,061 wholesale marketplace units sold and $193 million in wholesale revenue. Wholesale units sold decreased to 47,763 from 50,204 during the three months ended September 30, 2022 and 2021, respectively, while the average selling price of our wholesale units sold increased to $14,593 during the three months ended September 30, 2022 from $10,995 during the three months ended September 30, 2021. The decrease in wholesale units sold was due to acquiring fewer vehicles from customers, and the higher average selling price was due primarily to overall appreciation in the used vehicle market compared to the three months ended September 30, 2021.

Nine months ended September 30, 2022 Versus 2021. Wholesale vehicle sales increased by $0.6 billion to $2.0 billion during the nine months ended September 30, 2022, compared to $1.3 billion during the nine months ended September 30, 2021. The increase in revenue was primarily driven by the acquisition of ADESA, resulting in 304,944 wholesale marketplace units sold, for a total of $301 million in wholesale revenue. Additionally, wholesale units sold increased to 153,342 from 123,296 during the nine months ended September 30, 2022 and 2021, respectively, and the average selling price of our wholesale units sold increased to $12,886 during the nine months ended September 30, 2022 from $10,941 during the nine months ended September 30, 2021. The increase in wholesale units sold was due to acquiring more vehicles from customers, and the higher average selling price was due primarily to overall appreciation in the used vehicle market compared to the nine months ended September 30, 2021.

Other Sales and Revenues

Three months ended September 30, 2022 Versus 2021. Other sales and revenues decreased by $81 million to $197 million during the three months ended September 30, 2022, compared to $278 million during the three months ended September 30, 2021. This decrease was primarily due to the decrease in gain on loan sales driven by rapidly increasing benchmark interest rates and decrease in retail units sold, partially offset by the impact of higher industry-wide vehicle prices on average loan size during the three months ended September 30, 2022.

Nine months ended September 30, 2022 Versus 2021. Other sales and revenues decreased by $153 million to $605 million during the nine months ended September 30, 2022, compared to $758 million during the nine months ended September 30, 2021. The decrease is primarily due to the decrease in gain on loan sales driven by rapidly increasing benchmark interest rates, partially offset by the impact of the increase in retail units sold, and the impact of higher industry-wide vehicle prices on average loan size during the nine months ended September 30, 2022.

Retail Vehicle Gross Profit

Three months ended September 30, 2022 Versus 2021. Retail vehicle gross profit decreased by $82 million to $116 million during the three months ended September 30, 2022, compared to $198 million during the three months ended September 30, 2021. Retail vehicle gross profit per unit decreased to $1,131 for the three months ended September 30, 2022, compared to $1,769 for the three months ended September 30, 2021. The per unit decrease was primarily driven by higher acquisition, reconditioning and inbound transport costs, partially offset by a higher ratio of customer-sourced vehicles sold during the three months ended September 30, 2022.

Nine months ended September 30, 2022 Versus 2021. Retail vehicle gross profit decreased by $194 million to $334 million during the nine months ended September 30, 2022, compared to $528 million during the nine months ended September 30, 2021. This decrease was driven primarily by a decrease in retail vehicle gross profit per unit to $1,027 for the nine months ended September 30, 2022 compared to $1,691 for the nine months ended September 30, 2021, partially offset by an increase in retail units sold. The per unit decrease was primarily driven by higher acquisition, reconditioning and inbound transport costs, partially offset by a higher ratio of customer-sourced vehicles sold during the nine months ended September 30, 2022.

Wholesale Gross Profit

Three months ended September 30, 2022 Versus 2021. Wholesale gross profit decreased by $1 million to $46 million during the three months ended September 30, 2022, compared to $47 million during the three months ended September 30, 2021. This was primarily due to a decrease in wholesale units sold to 47,763 during the three months ended September 30, 2022 from 50,204 during the three months ended September 30, 2021 and a decrease in wholesale gross profit per wholesale unit to $691 in the three months ended September 30, 2022 compared to $936 in the three months ended September 30, 2021, partially offset by $13 million from the acquisition of ADESA. The decrease in wholesale gross profit per wholesale unit was primarily driven by the difference between our wholesale acquisition price and sales price and the decrease in wholesale units sold was primarily driven by acquiring less vehicles from customers compared to the three months ended September 30, 2021.

Nine months ended September 30, 2022 Versus 2021. Wholesale gross profit decreased by $13 million to $114 million during the nine months ended September 30, 2022, compared to $127 million during the nine months ended September 30, 2021. This decrease was driven primarily by a decrease in wholesale vehicle gross profit per wholesale unit to $626 from $1,030 in the nine months ended September 30, 2022, and 2021, respectively, partially offset by an increase in wholesale units sold to 153,342 from 123,296, respectively, as well as $18 million from the acquisition of ADESA. The increase in the number of wholesale units sold was primarily due to acquiring more vehicles from customers, while the decrease in gross profit per wholesale unit was driven by the difference between our wholesale acquisition price and sales price compared to the nine months ended September 30, 2021.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Compensation and benefits (1)	$221	$181	$705	$455
CEO Milestone Gift (2)	2	—	26	—
Advertising	117	126	403	345
Market occupancy (3)	23	18	70	46
Logistics (4)	57	40	184	104
Other (5)	236	181	716	463
Total	$656	$546	$2,104	$1,413
Depreciation and amortization	57	26	143	72
Share-based compensation, excluding Gift	14	11	33	28
Total, excluding depreciation and amortization and share-based compensation	$583	$509	$1,902	$1,313
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

Selling, general and administrative expenses increased by $110 million to $656 million during the three months ended September 30, 2022, compared to $546 million during the three months ended September 30, 2021. The increase was partially due to an increase in compensation and benefits of $40 million which was primarily driven by expansion of our teams to support growth, as well as compensation related to the team acquired in the acquisition of ADESA. Market occupancy, logistics, and other expenses also increased during the three and nine months ended September 30, 2022 compared to the respective prior year period primarily due to building capacity for increases in the number of units sold and in population coverage, and in preparation for future growth. These increases were offset by a $9 million decrease in advertising expenses during the three months ended September 30, 2022.

Selling, general and administrative expenses increased by $691 million to $2,104 million during the nine months ended September 30, 2022, compared to $1,413 million during the nine months ended September 30, 2021. The increase was partially due to an increase in compensation and benefits by $250 million which was primarily driven by expansion of our teams to support our growth, as well as the acquisition of ADESA.

In addition, during the nine months ended September 30, 2022, we incurred $26 million of compensation expense related to the CEO Milestone Gift within selling, general and administrative expense, which is presented separately above, compared to none in the nine months ended September 30, 2021.

The increase in selling, general and administrative expenses during the nine months ended September 30, 2022 was also driven by increased advertising expense of $58 million due to an increase in advertising to drive growth in units sold and vehicles acquired from customers. Market occupancy, logistics, and other expenses also increased during the nine months ended September 30, 2022 compared to the respective prior year period primarily due to building capacity for increases in the number of units sold and in population coverage, and in preparation for future growth.

Interest Expense

Interest expense increased by $105 million to $153 million during the three months ended September 30, 2022, compared to $48 million during the three months ended September 30, 2021, and increased by $212 million to $333 million during the nine months ended September 30, 2022, compared to $121 million during the nine months ended September 30, 2021. The increase is primarily due to increased interest incurred on additional senior unsecured notes issued by the Company in March 2021, August 2021, and May 2022, along with increased interest expense incurred on sale leaseback financing since September 30, 2021.

Other Expense (Income), Net

Other expense (income), net changed by $61 million to expense of $58 million during the three months ended September 30, 2022 compared to income of $3 million during the three months ended September 30, 2021. Other expense (income), net changed by $84 million to expense of $68 million during the nine months ended September 30, 2022 compared to income of $16 million during the nine months ended September 30, 2021. The change is primarily due to fair value adjustments on our Warrants to acquire Root's Class A common stock and fair value adjustments on our retained beneficial interests in securitizations and purchase price adjustment receivables.

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

Adjusted EBITDA, Adjusted EBITDA, excluding non-Gift share-based compensation, Adjusted EBITDA Margin, and Adjusted EBITDA Margin, excluding non-Gift share-based compensation

Adjusted EBITDA, Adjusted EBITDA, excluding non-Gift share-based compensation, Adjusted EBITDA Margin, and Adjusted EBITDA Margin, excluding non-Gift share-based compensation are supplemental measures of operating performance that do not represent and should not be considered an alternative to net (loss) income or cash flow from operations, as determined by U.S. GAAP. Adjusted EBITDA is defined as net (loss) income plus income tax expense, interest expense, other (income) expense, net, depreciation and amortization, and share-based compensation related to the CEO Milestone Gift, Following our acquisition of ADESA, we are also excluding depreciation and amortization expense which is expensed as part of cost of sales which has historically been only a small component of cost of sales. Adjusted EBITDA, excluding non-Gift share-based compensation is defined as Adjusted EBITDA plus share-based compensation unrelated to the CEO Milestone Gift. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of total revenues. Adjusted EBITDA Margin, excluding non-Gift share-based compensation is Adjusted EBITDA, excluding non-Gift share-based compensation as a percentage of total revenues. We use Adjusted EBITDA and Adjusted EBITDA, excluding non-Gift share-based compensation to measure the operating performance of our business and Adjusted EBITDA Margin and Adjusted EBITDA Margin, excluding non-Gift share-based compensation to measure our operating performance relative to our total revenues. We believe these metrics are useful measures to us and to our investors because they exclude certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. Adjusted EBITDA, Adjusted EBITDA, excluding non-Gift share-based compensation, Adjusted EBITDA Margin, and Adjusted EBITDA Margin, excluding non-Gift share-based compensation may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations. A reconciliation of Adjusted EBITDA and Adjusted EBITDA, excluding non-Gift share-based compensation to net loss, which is the most directly comparable U.S. GAAP measure, and calculation of Adjusted EBITDA Margin and Adjusted EBITDA Margin, excluding non-Gift share-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in millions)
Net loss	$(508)	$(68)	$(1,453)	$(105)
Income tax provision	$—	$—	$1	$—
Interest expense	153	48	333	121
Other (income) expense, net	58	(3)	68	(16)
Depreciation and amortization expense in cost of sales	36	6	71	17
Depreciation and amortization expense in SG&A	57	26	143	72
CEO Milestone Gift in cost of sales	2	—	16	—
CEO Milestone Gift in SG&A	2	—	26	—
Adjusted EBITDA (1)	$(200)	$9	$(795)	$89
Share-based compensation, excluding Gift	14	11	33	28
Adjusted EBITDA, excluding non-Gift share-based compensation (1)	(186)	20	(762)	117

Total revenues	3,386	3,480	10,767	9,061
Net loss margin	(15.0)%	(2.0)%	(13.5)%	(1.2)%
Adjusted EBITDA margin (2)	(5.9)%	0.3%	(7.4)%	1.0%
Adjusted EBITDA margin, excluding non-Gift share-based compensation (2)	(5.5)%	0.6%	(7.1)%	1.3%

(1) For the three and nine months ended September 30, 2022, includes $0 and $14, respectively, of expenses associated with the previously announced workforce reduction.
(2) For the three and nine months ended September 30, 2022, includes 0.0% and 0.1%, respectively, of expenses associated with the previously announced workforce reduction.

Liquidity and Capital Resources

General

We generate cash from the sale of retail vehicles, the sale of wholesale vehicles, and proceeds from the sale of finance receivables originated in connection with the sale of retail vehicles. We generate additional cash flows through our financing activities including our short-term revolving inventory and finance receivable facilities, real estate and equipment financing, the issuance of long-term notes, and new issuances of equity. Historically, cash generated from financing activities has funded growth and expansion into new markets and strategic initiatives and we expect this to continue in the future.

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

We had the following liquidity resources available as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(in millions)
Cash and cash equivalents	$316	$403
Availability under short-term revolving facilities (1)	1,956	438
Committed liquidity resources available	$2,272	$841
Unpledged vehicle inventory not included above	52	665
Unpledged real estate not included above (2)	1,995	677
Unpledged beneficial interests in securitizations	67	100
Total liquidity resources	$4,386	$2,283
_________________________
(1) Based on pledging all eligible vehicles and finance receivables under the available capacity in our floor plan and finance receivable facilities, excluding the impact to restricted cash requirements.
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

As of September 30, 2022 and December 31, 2021, the short-term revolving facilities had a total commitment of $4.8 billion and $4.3 billion, an outstanding balance of $575 million and $2.1 billion, and unused capacity of $4.2 billion and $2.2 billion, respectively.

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
As of September 30, 2022 and December 31, 2021, our outstanding principal amount of indebtedness, including finance leases, was $7.5 billion and $5.4 billion, respectively, summarized in the table below. See Note 10 — Debt Instruments and Note 16 — Leases included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt and finance leases.

	September 30, 2022	December 31, 2021

	(in millions)
Asset-Based Financing:
Inventory	$575	$1,877
Finance receivables and beneficial interests	298	458
Transportation fleet(1)	402	212
Real estate(2)	489	450
Total asset-based financing	1,764	2,997
Senior Notes	5,725	2,450
Total debt	7,489	5,447
Less: unamortized debt issuance costs(3)	(85)	(34)
Total debt, net	$7,404	$5,413
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

On April 26, 2022, we completed an equity offering of 15.6 million shares of Class A common stock for net proceeds of $1.2 billion. Also, on May 6, 2022, we issued $3.275 billion in senior unsecured notes due 2030. We are using the net proceeds from the Class A common stock offering for general corporate purposes and to pay any costs, fees and expenses incurred by us in connection with the offering. We used the net proceeds from the issuance and sale of the 2030 Notes (a) to finance the

$2.2 billion ADESA acquisition and other ancillary transactions in connection therewith, and to pay related fees and expenses in connection therewith and (b) for working capital, capital expenditures and other general corporate purposes.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(in millions)
Net cash used in operating activities	$(585)	$(1,422)
Net cash used in investing activities	(2,568)	(352)
Net cash provided by financing activities	2,994	1,849
Net (decrease) increase in cash, cash equivalents and restricted cash	(159)	75
Cash, cash equivalents and restricted cash at beginning of period	636	329
Cash, cash equivalents and restricted cash at end of period	$477	$404

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and cash used to acquire customers. Cash used in operating activities was $585 million and $1.4 billion during the nine months ended September 30, 2022 and 2021, respectively, a decrease of $837 million, primarily due to decreases in cash used to acquire vehicle inventory, partially offset by increased net loss as a result of increased selling, general and administrative expenses and reconditioning costs.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was $2.6 billion and $352 million during the nine months ended September 30, 2022 and 2021, respectively, an increase of $2.2 billion, primarily driven by our acquisition of the U.S. physical auction business of ADESA for approximately $2.2 billion.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital, finance the $2.2 billion acquisition of ADESA, and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was $3.0 billion and $1.8 billion during the nine months ended September 30, 2022 and 2021, respectively, an increase of $1.1 billion. The change primarily relates to increased net proceeds from long-term debt primarily from the issuance of our $3.275 billion Senior Notes in May 2022 along with proceeds from the issuance of Class A common stock during the nine months ended September 30, 2022, partially offset by decreased net proceeds from short-term revolving facilities.

Contractual Obligations and Commitments

As of September 30, 2022, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 24, 2022 other than the issuance of $3.275 billion in Senior Notes in May 2022 and the purchase obligations for services of $174 million over the next seven years.

Fair Value Measurements

We report money market securities, certain receivables, Warrants to acquire Root's Class A common stock and beneficial interests in securitizations at fair value. See Note 18 — Fair Value of Financial Instruments, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•the impact on our business from macroeconomic conditions, including heightened inflation and rising interest rates;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 24, 2022, other than those disclosed below.

Inflation and Interest Rate Risk

We are affected by inflationary factors such as decreased vehicle affordability, including as a result of rising interest rates, and increases in supply chain and logistics costs, materials costs, and labor costs. We do not believe that inflation has historically had a material effect on our business, financial condition, or results of operations. However, given the current macroeconomic environment and its effect on our results of operations in the third quarter of 2022, which were primarily fewer units sold, we will continue to look for ways to manage any changes in consumer purchasing behavior and increased costs, both of which may continue to adversely affect our business, financial condition, and results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For more information, see “Legal Matters” in Note 17 — Commitments and Contingencies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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
10.1*
Third Amended and Restated Inventory Financing and Security Agreement, dated as of September 22, 2022, among Carvana, LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 22, 2022).

10.2*
Inventory Financing and Security Agreement, dated as of September 22, 2022, among Carvana, LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 22, 2022).

10.3*	Second Amended and Restated Master Purchase and Sale Agreement, dated November 1, 2022, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 3, 2022	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)