Form 10-K
period 2022-12-31
CARVANA CO.
filed 2023-02-23
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number: 001-38073
CARVANA CO.
(Exact name of registrant as specified in its charter)

Delaware			81-4549921
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

300 E. Rio Salado Parkway	Tempe	Arizona	85281
(Address of principal executive offices)			(Zip Code)

(602) 852-6604
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.001 Per Share	CVNA	New York Stock Exchange
Preferred Stock Purchase Rights	—	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.				☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates was $2.2 billion based on the closing price of the common stock on the New York Stock Exchange on such date.
As of February 17, 2023, the registrant had 106,074,230 shares of Class A common stock outstanding and 82,900,276 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CARVANA CO.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•expectations relating to the used car market and our industry;

•macroeconomic conditions, economic slowdown or recessions;

•future financial position;

•business strategy;

•budgets, projected costs, and plans;

•future industry growth;

•financing sources;

•short-and long-term liquidity;

•the impact of litigation, government inquiries, and investigations; and

•all other statements regarding our intent, plans, beliefs, or expectations or those of our directors or officers.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, those discussed under Item 1A —"Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Market and Industry Data

Some of the market and industry data contained in this Annual Report on Form 10-K is based on independent industry publications or other publicly available information. Although we believe that these independent sources are relevant and reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.

ITEM 1. BUSINESS.

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016 to complete an initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Carvana Co. Class A common stock trades on the New York Stock Exchange under the symbol "CVNA." Unless the context requires otherwise, references in this report to "Carvana," the "Company," "we," "us," and "our" refer to both Carvana Group and its consolidated subsidiaries.

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

We provide refreshingly different and convenient experiences for used car buying and selling that can save customers time and money. On our platform, consumers can research and identify a vehicle, inspect it using our patented 360-degree vehicle imaging technology, obtain financing and warranty coverage, purchase the vehicle, and schedule delivery or pick-up, all from their desktop or mobile devices. Alternatively, a customer can obtain an offer online for their vehicle by answering a few questions without needing to provide photos or service records. Our transaction technologies and online platform transform a traditionally time consuming process by allowing customers to secure financing, complete a purchase or sale, and schedule delivery or pick-up online in as little as 10 minutes.

Our technology and infrastructure allow us to seamlessly and cost efficiently deliver this experience to our customers. We use proprietary algorithms to optimize our nationally pooled inventory of over 63,000 total website units, inspect and recondition our vehicles based on our inspection process, and operate our own logistics network to deliver cars directly to customers in our markets as soon as the next day. Customers in certain markets also have the option to pick up their vehicle at one of our patented vending machines, which provides an exciting pick-up experience for the customer while decreasing our variable costs, increasing scalability and building brand awareness.

On May 9, 2022, we completed the acquisition of 100% of the equity interests in the U.S. physical auction business of
ADESA U.S. Auction, LLC ("ADESA") from KAR Auction Services, Inc. ("KAR") for approximately $2.2 billion in cash (the "ADESA Acquisition"). The acquisition included 56 auction sites throughout the U.S. with 6.5 million square feet of buildings on more than 4,000 acres of land, significantly expanding our infrastructure and enhancing our customer offering by facilitating a broader selection of vehicles and faster delivery times.

The automotive retail industry’s large size, fragmentation, and lack of differentiated offerings present an opportunity for disruption. We have demonstrated that our custom-built business model can capitalize on this opportunity. From the launch of our first market in January 2013 through December 31, 2022, we purchased, reconditioned, sold, and delivered approximately 1.4 million vehicles to customers through our website, cumulatively generating approximately $39.3 billion in revenue. Our sales have grown since our inception as we have increased our market penetration in our current markets and added new markets. As of December 31, 2022, our in-house distribution network services 81.1% of the U.S. population, and in the long-term we plan to continue to expand our population coverage.

Industry Background & Market Opportunity

Large and Fragmented Market

The U.S. automotive industry generated approximately $1.2 trillion in sales in 2021, according to a 2022 NADA Auto Retailing market summary. Automotive and auto parts sales represent roughly 23% of the U.S. retail economy and are the largest consumer retail markets in the United States according to the U.S. Census Bureau. Based on Cox Automotive data, there were an estimated 40.6 million used vehicle transactions in 2021.

The used car retail industry is highly fragmented. As of 2021, the largest dealer brand commanded approximately 2.3% of the U.S. market and the top 100 used car retailers collectively held approximately 11.1% market share, according to Automotive News. Additionally, consumers are often dissatisfied with the car buying process. According to the 2022 Cox Automotive Car Buyer Journey Study, only 58% of used car buyers were satisfied with the experience.

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

The Way Consumers Buy Cars Is Changing

Historically, consumers discovered vehicles for sale through local print and broadcast media, as well as word of mouth, and would go to dealerships to educate themselves on potential purchases. However, consumers no longer rely solely on traditional media and dealerships to discover and research vehicles. In fact, the 2022 Car Buyer Journey report from Cox Automotive indicates that a typical car buyer spends approximately eight hours researching his or her prospective car purchase online.

As e-commerce has become more established, reaching 14% of total retail sales in the U.S. during the first three quarters of 2022 according to the U.S. Census Bureau, consumers have become more comfortable buying taste-driven, higher-priced products such as consumer electronics and home furnishings online. Similarly, auto consumers are interested in e-commerce solutions for their car purchasing needs— 64% of buyers prefer to experience more of the purchase process online, compared to their last vehicle purchase, according to the 2021 Digitization of End to End Retailing report from Cox Automotive.

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

• According to a 2021 Gallup Poll, only 43% of American consumers view the automotive industry positively. The unfavorable consumer sentiment towards the automotive industry creates an opportunity to provide a pressure-free customer experience, through increased control over the purchase process.

• Fast, simple purchasing process. Auto consumers want their transaction to be convenient, fair and on their own desired timeline.

• Buying a car at a traditional auto dealership is often a multi-part transaction including vehicle purchase, trade-in, financing and complementary products, and requires nearly three hours on average, according to the 2022 Car Buyer Journey report from Cox Automotive.

Carvana’s Solution

In response to these evolving consumer needs, we built Carvana to provide a no-pressure, no-haggle experience with flexible and fast transactions. Consumers can research and identify a vehicle, inspect it using interactive high definition photography, obtain financing and warranty coverage, value their current vehicle, complete their purchase, and schedule delivery or pick up, all from our online platform. Our uniformed employees deliver cars to customers in our markets in branded haulers as soon as the next day, or customers can pick vehicles up at one of our 33 vending machines. We offer a seven-day return policy on all of our cars sold. The sales process we have built enables our customers to execute their purchases, once a car has been selected, in as little as 10 minutes, and obtain an offer for their current vehicle in as little as two minutes.

We aim to deliver the best selection, best value, and best experience for used car buyers and sellers.

The Best Selection

As of December 31, 2022, we offer all customers a nationally pooled inventory of over 63,000 high-quality used vehicles on our website. We evaluate and recondition all of the vehicles that we own and offer for sale, which we are able to perform at scale across our network of greenfield inspection and reconditioning centers ("IRCs") or auction locations with reconditioning capacity. Our customer research indicates that size and range of selection are primary determinants of where customers will transact. We use proprietary algorithms to optimize our inventory acquisition based on extensive used vehicle market and customer behavior data. Furthermore, our nationally pooled inventory system maximizes the breadth of vehicle selection for our customers in any given location. This results in a higher likelihood that customers are able to find the make, model, year, and color combination that they desire. In contrast, traditional dealerships are limited in range of selection because they typically optimize a local inventory of a few hundred vehicles at each dealership location, even if they own thousands of vehicles across multiple distributed locations.

The Best Value

Our proprietary technology and vertically integrated business model allow us to enjoy a significantly lower variable cost structure at scale versus traditional dealerships and provide substantial value to our customers. We do not require a network of brick-and-mortar dealerships, staffed with sales personnel; instead, we utilize both an in-house logistics network and patented vending machines to facilitate vehicle delivery and pick-ups. These savings are passed on to the consumer through sales prices that are below industry averages. Additionally, we believe our pooled inventory approach will at scale result in lower average days to sale than industry averages, which we expect will help improve margins due to decreased vehicle depreciation resulting in higher unit selling price. Furthermore, we are able to provide personalized and highly transparent financing terms based on basic customer information that results in faster transaction times, clear lending terms, and competitive interest rates.

The Best Experience

We aim to provide the best car buying and selling experience available for our customers through a fully integrated, convenient online experience. Our patented 360-degree vehicle imaging technology provides transparency by allowing customers to view vehicle features and imperfections. We also provide automated vehicle valuations for buying vehicles from customers with or without a retail purchase, automated financing, vehicle service contracts ("VSC"), auto insurance, GAP waiver coverage, limited warranty, and other ancillary products. Customers can easily select among thousands of preapproved financing terms and receive approval in seconds.

We offer a premium fulfillment experience with pick-up and delivery options, including pick-up at our vending machines, depending on the market. Our in-house customer advocates are available to answer customer questions that arise throughout the process. At every customer touch point, we strive to provide the level of customer service that makes purchasing a car from us an enjoyable, memorable experience. Finally, we offer seven-day return and 100-day limited warranty policies with every car we sell, subject to a deductible. We believe that our customers value the ease of use and transparency of our platform. They have responded favorably to our solution, as illustrated by the ratings we receive. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2022 based on over 176,000 satisfaction surveys we solicited from our inception through December 31, 2022. These positive reactions create opportunities for repeat customers and a strong referral network.

Strengths & Competitive Advantages

Our business model is disrupting the traditional used vehicle sales model. As discussed below under Our Growth Strategies, during current macroeconomic uncertainty, our highest priority remains to provide exceptional customer experiences while increasing operating efficiency. We expect to use the strengths of our business model to develop our brand awareness, support efficient growth in retail units sold, and increase our gross profit per unit. Since our inception in 2012, we have been developing and leveraging the following key strengths of our robust platform, which we believe provide significant competitive advantages.

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

Differentiated Shopping Experience

We have developed technology that makes the online vehicle purchasing process intuitive, transparent and fun. Our patented photo technology, paired with custom photo processing and display technology, provides an interactive way for consumers to search for vehicles and take a virtual tour of the interior and exterior of a vehicle using annotated, high definition photography. We believe this technology, coupled with our certification process and seven-day return policy, generates the confidence and trust in our platform needed to buy a car online.

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

Efficient Logistics Network and Attractive Fulfillment Experience

We have developed proprietary logistics software and an in-house delivery network that differentiates us from competitors by allowing us to predictably and efficiently transport cars while providing customers a distinctive fulfillment experience. Our home delivery is typically conducted by a Carvana employee on a branded delivery truck. Customers in certain markets can also pick up their vehicles at one of our patented car vending machines, which are multi-story glass towers that store purchased vehicles. These vending machines provide an attractive and unique experience for our customers and develop brand awareness while lowering our variable fulfillment expenses. Following the opening of a vending machine in one of our markets, our market penetration has typically seen a meaningful increase while our variable operating costs per car sold have typically decreased. In the long-term, we intend to grow our logistics network and build vending machines in many of the metropolitan markets that we serve.

Scaled Used Vehicle Infrastructure

As of December 31, 2022, we leverage a network of reconditioning centers throughout the U.S. and supporting software for our vehicle reconditioning and logistics activities that required significant investment in time and capital to develop. We believe these facilities at full utilization give us capacity to inspect and recondition approximately 1.1 million cars per year. Our proprietary inventory management system and Transportation Management System ("TMS"), combined with our expertise and experience gained from operating these facilities, position us well to continue to build out additional reconditioning and distribution centers as needed. To increase the available selection of vehicles on our website, we have also tested using third party inspection and reconditioning centers to recondition a limited portion of vehicles for our inventory.

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

Our Growth Strategies

The foundation of our business is retail vehicle unit sales. This drives the majority of our revenue and allows us to capture additional revenue streams associated with financing, VSCs, auto insurance and GAP waiver coverage, as well as trade-in vehicles. As we evolve, we believe we will continue to improve conversion on these revenues and expand our offering of complementary products. However, all of these additional revenue opportunities are derived from retail vehicle unit sales and, as a result, our growth strategies are primarily focused on this metric.

Our ability to generate vehicle sales is a function of our market penetration in existing markets, the number of markets we operate in, and our ability to build and maintain our brand by offering great value, transparency and outstanding customer service. Since launching Carvana ten years ago, our growth strategy has vaulted us to being the second largest used automotive retailer in the U.S. for the year ended December 31, 2022. In 2022, as a result of changes in the economy, the market, and the industry, we shifted our priorities to focus on driving profitability through operating efficiency and reducing expenses. During current macroeconomic uncertainty, our highest priority will continue to be providing exceptional customer experiences while improving efficiency and maximizing our infrastructure to support efficient growth in retail units sold. However, our long-term strategy is to continue growing our vehicle unit sales, market penetration, number of markets, and complementary product revenues while enhancing competitive positioning by executing the following key elements of our growth strategy:

Increase Sales Through Further Penetration of Our Existing Markets

Our growth has historically been driven by further market penetration in our existing markets. Due to the current macroeconomic environment, we are normalizing our inventory size and focusing on operating efficiencies in the short-term. However, our long-term plan remains to continue marketing and actively building our brand image and awareness in existing markets by improving our operations, opening additional vending machines, and increasing our inventory size.

Optimize Our Inventory Selection

As discussed above, while we are normalizing our inventory in the short-term, in the long-term, we anticipate continuing to optimize and broaden the selection of vehicles we make available to our customers. Expanding our inventory selection increases the likelihood that each visitor to our site finds a vehicle that matches his or her preferences and benefits all existing markets simultaneously due to our nationally pooled inventory model. Expanding our inventory selection depends on our ability to source and acquire a sufficient number of appropriate used vehicles, including acquiring more vehicles from customers, to develop processes for effectively utilizing capacity in our IRCs, and to hire and train employees to staff these centers. With the addition of ADESA's 56 auction sites, 78% of the U.S. population is now within 100 miles of an IRC or auction site, which shortens the distance from our inventory pools to our customers, reducing delivery times, which, all else equal, should increase conversions.

Continue to Innovate and Extend Our Technology Leadership

In the long-term, we will continue to make significant investments in improving and adding to our customer offering. We believe that the complexity of the automotive retail transaction provides substantial opportunity for technology investment and that our leadership and continued growth will enable us to responsibly invest in further separating ourselves from our competitors’ offerings. In addition to our own internal developments, we have acquired purpose-built technology from Carlypso, Car360, and Propel AI and hired employees from those companies. We believe each of these acquisitions and purchases not only extends our technology leadership but adds talented entrepreneurs to our team.

Continue to Enhance Our Mobile Sales Platform

We will continue investing in our mobile platform to enhance our customers’ ability to search for, research, finance, sell, and purchase vehicles entirely on mobile devices, including smartphones and tablets. As discussed above, a typical car buyer spends approximately eight hours conducting online research before purchasing a vehicle, according to the 2022 Car Buyer Journey report from Cox Automotive. In addition, a 2022 Pew Research study indicates that 76% of U.S. adults say they make purchases using a mobile device and one-in-three make mobile purchases weekly. Growth in mobile-only sales depends on our ability to deliver an innovative, appealing mobile experience, as well as customers’ tastes for buying exclusively on mobile devices.

Develop Broad Consumer Awareness of Our Brand

We believe our brand development efforts meaningfully impact our ability to acquire new customers. We intend to continue attracting new customers through advertising, public relations, customer referrals and customers selling us their vehicles. In the long-term, we also plan to build vending machines in additional markets to capitalize on word-of-mouth publicity in building awareness of our brand.

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

Customer Lifecycle

Search and Discovery. We have developed a mobile-optimized website, where prospective car buyers can immediately begin browsing, researching, filtering and identifying their choice from an inventory of over 63,000 total website units that we offer for sale. We have also developed a series of innovative features to enhance the customer experience on our website and enable better product discovery, such as highly engaging visual imagery and merchandising, as well as easy-to-use site navigation tools and personalization features. We also integrate with various vehicle data providers for vehicle feature and option information as a research tool to assist our customers with their purchase decisions.

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

• Financing. We preapprove thousands of down payment and monthly payment combinations that allow customers to choose their preferred financing. Our website includes unique, highly engaging, and intuitive financing tools that are transparent and demonstrate the relationship between preapproved down payment, monthly payment, and term combinations. Our innovative financing tool allows borrowers to adjust permutations of their approved credit terms, including down payment, monthly payment, and loan term to select a personal payment plan. Our customers can obtain a preapproval decision in seconds generated by our proprietary credit scoring and deal structuring algorithms for every car in our inventory. This involves a short process that only requires 11 fields to be completed and will not impact customers’ credit unless they pursue a purchase and finance transaction.

• Complementary products. Our customers can further supplement their online vehicle purchase by electing to purchase a fully integrated VSC. In order to help improve the transaction experience, we evaluate numerous options to ultimately provide each customer with personalized options for VSCs. Customers in most states financing their purchase with us are also offered GAP waiver coverage, customized by term length, during checkout. We have also partnered with Root, Inc. ("Root") to offer an integrated auto insurance solution, through which customers in most states may conveniently access and purchase auto insurance directly from the Carvana e-commerce platform.

• Sell a vehicle. For customers interested in trading-in or selling us their vehicle without the purchase of a retail vehicle, our online tool provides customers with an automated offer for their existing vehicle that can be applied to any vehicle purchase or paid directly without an associated vehicle purchase. In either case, a customer can receive an offer for their vehicle from our site simply by answering a few questions about the vehicle condition and features. The customer can then schedule a time to have the vehicle picked up at their home and receive payment. This process eliminates the need to visit a dealership or negotiate a private sale.

• Documentation and payment. To further improve the ease of purchasing and financing vehicles, complementary products, and trade-ins, we have developed a seamless, fully integrated online documentation process. We have established partnerships with several technology providers that allow for automated down payment, income verification, and payment processing through simple, easy to use tools, such as the ability to take pictures of required documents with a smartphone.

Fulfillment. Customers can choose to have their vehicle delivered or pick up their vehicle at one of our patented vehicle vending machines, depending on the market. In certain markets, we can deliver cars as soon as the next day with a Carvana-uniformed employee in a branded, custom single-car hauler. Our vending machines provide an attractive and unique customer pick-up experience that many customers choose. At our vending machines, the customer deposits a Carvana-branded token into a coin slot and an automated platform selects the customer’s car from the multi-story tower and delivers it to a garage bay where the customer is waiting with a Carvana delivery advocate.

Post-sale customer support. Once customers have their car, our customer advocates manage the post-sale coordination and service call process including helping customers with returns or exchanges pursuant to our seven-day return policy. Given the return rates we have seen and the cost to us of honoring the return policy, we believe the peace of mind our customers gain from our seven-day return policy supports the cost of this offering. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2022, based on over 176,000 satisfaction surveys we solicited from our inception through December 31, 2022. These positive reactions create opportunities for repeat customers and a strong referral network.

Vehicle Lifecycle

Vehicle acquisition. We primarily acquire our used vehicle inventory directly from customers when they trade in or sell us their vehicles and through the large and liquid national used-car auction market. Acquiring directly from customers eliminates auction fees and provides more diverse vehicles. The remainder of our inventory is acquired from vehicle finance and leasing companies, rental car companies, and other suppliers. We use proprietary algorithms to determine which cars to bid on at auction and how much to bid. Our software sifts through over 100,000 vehicles per day and filters out vehicles with poor condition ratings or other unacceptable attributes, and can evaluate the tens of thousands of potential vehicle purchases that remain per day, creating a competitive advantage versus in-person sourcing methods generally used by traditional dealerships. Once our algorithms have identified a suitable vehicle for purchase, bids are verified and executed by a centralized team of inventory-sourcing professionals. For vehicles sold to us through our website, we use proprietary algorithms to determine an appropriate offer. We assess vehicles on the basis of quality, inventory fit, consumer desirability, relative value, expected reconditioning costs, and vehicle location to identify what we believe represent the most in-demand and profitable vehicles to acquire for inventory. We utilize a broad range of data sources, including proprietary site data, and a variety of external data sources to support our assessments.

Inspection and reconditioning. Once we acquire a vehicle, we leverage our in-house logistics or a vendor to transport the vehicle to an inspection and reconditioning center or auction location with reconditioning capacity, at which point the vehicle is entered into our inventory management system. We then begin an inspection process covering controls, features, brakes, tires, and cosmetics. Each IRC includes trained technicians, vehicle lifts, paint-less dent repair, and paint capabilities and receives on-site support from vendors with whom we have integrated systems to ensure ready access to parts and materials. When an inspection is complete, we estimate the necessary reconditioning cost for the vehicle to meet our standards and expected timing for that vehicle to be made available for sale on our website.

Photography and merchandising. To provide transparency to our customers, our patented, automated photo technology captures a 360-degree exterior and interior virtual tour of each vehicle in our website inventory. Our photo technology photographs the interior and exterior of the vehicle while technicians annotate material defects based on visibility-threshold category. We also feature integrations with various vehicle data providers for vehicle feature and option information. We have instituted a unified cosmetic standard across all IRCs and certain auction sites to better ensure a consistent customer experience.

Transportation and fulfillment. Third-party vehicle transportation is often slow, expensive, and unreliable. To address these challenges, we built an in-house auto logistics network backed by our proprietary TMS to transport our vehicles to customers in our markets. The system is based on a "hub and spoke" model, which connects all IRCs to vending machines and hubs via our owned and leased fleet of multi-car and single car haulers. Our TMS allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. We store inventory primarily at the IRCs and other sites, including those acquired in the ADESA Acquisition, and when a vehicle is sold, it is delivered directly to customers in our markets or transported to a vending machine or certain hubs for pick-up by the customer. Due to our robust and proprietary logistics infrastructure, we are able to offer our customers and operations team highly accurate predictions of vehicle availability, minimizing unanticipated delays and ensuring a seamless and reliable customer experience.

Markets and Population Coverage

As of December 31, 2022, we have established a logistics network and local marketing presence in 316 metropolitan cities and have purchased, reconditioned, sold, and delivered over 1.4 million vehicles since the launch of our first market in January 2013. Our expansion model has enabled us to increase the number of markets we operate in each year, resulting in an increase in the total percentage of the U.S. population that we serve in each of the past ten years. As of December 31, 2022, our 316 markets serviced 81.1% of the U.S. population compared to our 311 markets as of December 31, 2021, which serviced 81.0% of the U.S. population. We calculate our population coverage as the population in our open markets at the end of the period as a percentage of the total metropolitan statistical area ("MSA") population in the U.S., based on 2015 data from the U.S. Census Bureau. We are committed to providing an honest, transparent, and customer-centric used car buying and selling experience online, which is achieved through our hub and spoke market approach. Our focus is on serving our markets and providing the best possible car buying and selling experience to our customers at a low, transparent cost. Our established logistics network and ability to deliver or pick up any car in our inventory on Carvana-branded haulers to customers within our markets allow us to provide a low-cost, simple car buying and selling experience.

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

Customer Advocates

We have a team of in-house customer support specialists who provide assistance 14 hours per day, seven days per week to our customers located nationwide. Operating as advocates, our specialists are available to assist customers with questions that arise throughout the car buying process. These advocates are available via web chat or telephone and help customers navigate the website, answer specific questions and assist in loan verification by working with our customers to establish proof of identity, income, and insurance. We take a consultative approach with our customers, offering live support, if needed, and acting as a trusted partner to guide them through each phase of the purchase lifecycle. We are committed to providing our customers with the highest quality transaction experience and believe our advocates are a meaningful reason why customers prefer transacting with us. The effectiveness of our model is reflected in the high ratings we receive from our customers and strong customer referrals. We focus on developing our advocates and providing them with the information and resources they need to offer exceptional customer service.

Competition

The U.S. used car marketplace is highly fragmented. The largest dealer brand commands approximately 2.3% of the U.S. market and the top 100 used car retailers collectively hold approximately 11.1% market share, according to Automotive News. We believe the primary competitive factors in this market include transparency, convenience, price, selection, and vehicle quality. Our current competitors can be largely classified into the following segments:

• franchised dealerships – 37% of establishments;

• independent dealerships – 63% of establishments; and

• online dealerships/marketplaces.

A number of used vehicles are also bought and sold through privately negotiated transactions.

We believe that our vertically integrated business model provides a meaningful and sustainable competitive advantage.

Technology

Our business is driven by data and technology at all stages of the process, from inventory purchasing, reconditioning, photography, and annotation through online merchandising, sales, automobile financing, trade-ins, logistics, and delivery. Carvana’s proprietary and exclusive-use technology portfolio includes:

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

• a custom automated delivery tower, or vending machine, including customer experience enhancements such as automatically generated video (suitable for posting to social media) that captures the customer’s pick-up experience; and

• sophisticated predictive models and application programming interfaces developed for our automobile finance services and consumer lending applications, process, and terms.

We also rely on third party technology, including the following:

• customer identity verification;

• transportation fleet telemetry;

• network infrastructure for hosting the website and inventory data;

• software libraries, development environments, and tools;

• services to allow customers to digitally sign contracts;

• customer service call center management software; and

• automation controls and software for the vending machine.

Organizational Structure

The following chart summarizes our organizational structure as of December 31, 2022. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:

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
$5.7 billion senior unsecured notes (3)
Carvana Co. Sub LLC (Sole Manager of Carvana Group, LLC)
LLC Units
• LLC Units are not publicly traded
• Number of LLC Units held equals 1.25 times the number of outstanding shares of Class A common stock
Carvana Group, LLC
99.9%
0.1%
Carvana Operations HC LLC
100%
$4.8 billion short-term revolving facilities (2)
Carvana, LLC

(1) Shares of Class A common stock and Class B common stock vote as a single class. Each outstanding share of Class A common stock is entitled to one vote on all matters to be voted on by stockholders generally. The shares of Class B common stock have no economic rights. Each share of our Class B common stock held by Ernest Garcia II, Ernest Garcia III and entities controlled by one or both of them (collectively, the "Garcia Parties") entitles its holder to ten votes on all matters to be voted on by stockholders generally for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A common units of Carvana Group ("Class A Units") and Class B common units of Carvana Group ("Class B Units") were exchanged for Class A common stock). All other shares of our Class B common stock entitle their holder to one vote per share on all matters to be voted on by stockholders generally. In accordance with the exchange agreement (the "Exchange Agreement") entered into in connection with the organizational transactions, LLC Unitholders (as defined in Note 11 — Stockholders' Equity (Deficit)) are entitled to exchange LLC Units (as defined in Note 1 — Business Organization), together with shares of Class B common stock in the case of certain Class A Units, for shares of Class A common stock determined in accordance with the Exchange Agreement or, at our election, for cash. Each outstanding share of Class A common stock has one preferred share purchase right (a "Right") attached, as further discussed in Note 20 — Subsequent Events.

(2) We have short-term revolving facilities with an aggregate borrowing capacity of $4.8 billion. One of the facilities is a floor plan facility used to finance our used vehicle inventory, which is secured by our vehicles, general intangibles, accounts receivable, and finance receivables. The other facilities finance our finance receivables held by wholly-owned bankruptcy remote subsidiaries by Carvana, LLC and are secured by those receivables. As of December 31, 2022, the outstanding balance under these facilities was approximately $1.5 billion. See Note 10 — Debt Instruments.

(3) In October 2020, we issued an aggregate of $1.1 billion in senior unsecured notes due 2025 and 2028. In March and August 2021, we issued an additional $600 million and $750 million in senior unsecured notes, respectively, due 2027 and 2029. In May 2022, we issued an additional $3.275 billion in senior unsecured notes due 2030. The outstanding principal balance, net of unamortized debt issuance costs, was approximately $5.6 billion as of December 31, 2022. See Note 10 — Debt Instruments.

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

We consider our relationship with our employees to be positive, and it is because of their passion and hard work that Carvana is now the second largest used automotive retailer in the U.S. As of December 31, 2022, we had over 16,600 full-time and part-time employees.

Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets, patents, and contractual provisions and restrictions on access and use of our proprietary information and technology.

As of December 31, 2022, we hold 21 issued U.S. patents, which cover our vending machine technology, photo technology, website user interface technology, personalization methods for displaying digital media and imaging technology, and one issued international patent covering the photo technology.

We have 31 trademark registrations and six international trademarks, including registrations for "Carvana," the Carvana design mark, the Carvana logo, and various slogans.

We are the registered holder of a variety of domestic and international domain names, including "carvana.com."

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our new employees, consultants, contractors, and business partners. In addition, all new employees and contractors execute intellectual property assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our website.

In addition, we have a cross-license agreement with DriveTime Automotive Group, Inc. (we will refer to DriveTime Automotive Group, Inc. together with its subsidiaries and affiliates, other than us, as "DriveTime") pursuant to which DriveTime has obtained limited licenses to some of our intellectual property.

Seasonality

Used vehicle sales generally exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our historical rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry. However, as our business and markets have and continue to mature, our results have become more reflective of typical market seasonality. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, including as a result of macroeconomic conditions, which may not fully reflect the underlying performance of our business.

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

Certain states have concluded that our activities are subject to vehicle dealer licensing laws, requiring us to maintain a used vehicle dealer license in order to conduct business in that state. In certain other states, we have elected to obtain a vehicle dealer license to maximize operational flexibility and efficiency and invest in relationships with state regulators. We have at least one licensed facility in 33 states throughout the U.S.

Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. In addition, certain states require that finance companies in general and Carvana in particular file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. In certain other states, we have chosen to obtain such a license to invest in relationships with state regulators. We have obtained a sales finance license, an installment seller license, or have filed consumer credit notices in 26 states throughout the U.S.

Environmental Laws and Regulations

We are subject to a variety of federal, state, and local environmental laws and regulations that pertain to our operations. The regulations concern air and water quality, as well as material storage, handling, and disposal. The regulations also regulate our use and operation of gasoline dispensing tanks and equipment, oil tanks, and paint booths among other things. Our business involves the use, handling, and disposal of hazardous materials and wastes, including motor oil, gasoline, solvents, lubricants, paints, and other substances. We manage our compliance through permitting and operational control.
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

Risks Related to Our Business
•risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues;
•COVID-19 and other future epidemics and public health crises;
•our ability to raise additional capital;
•our history of losses and ability to maintain profitability in the future;
•our ability to effectively manage our historical rapid growth;
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
•risks associated with the construction and operation of our inspection and reconditioning centers, hubs and vending machines, including our dependence on one supplier for construction and maintenance for our vending machines;
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
•our minority equity investment in Root, Inc. which may result in us receiving or retaining less than the amount of benefit we otherwise expect to receive from such investment;
•the diversion of management’s attention and other disruptions associated with potential future acquisitions and strategic initiatives; and
•the legal proceedings to which we may be subject in the ordinary course of business.

Risks Related to Our Organizational Structure
•our corporate structure;
•the potential for conflicts of interest between our stockholders and LLC Unitholders;
•our status as a "controlled company";
•risks related to payments due to LLC Unitholders under the Tax Receivable Agreement, if we derive benefits from using certain tax attributes;
•substantial restrictions in our ability to use our net operating loss carryforwards in the event of an ownership change, as defined in the Internal Revenue Code; and
•potential restrictions if we were to be deemed an investment company under the Investment Company Act of 1940.

Risks Related to Our Liquidity
•our substantial indebtedness;
•our ability to generate sufficient cash flow;
•changes in capital markets;
•the risks related to our securitizations; and
•risk retention rules.

Risks Related to Ownership of our Class A Common Stock
•the trading price of our Class A common stock is volatile;
•risks related to the actions of short sellers of our Class A common stock;
•the Garcia Parties control us and their interests may conflict with our or our stockholders’ interests in the future;
•dilution due to issuance of additional Class A common stock or LLC Units in the future;
•we could sell substantial blocks of our Class A common stock in the future;
•the Company's Tax Asset Preservation Plan could hinder the market for our Class A common stock;
•we have no intention to pay dividends on our Class A common stock;
•Delaware law and our charter may prevent stockholders from changing decisions made by management;
•the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters; and
•we may issue shares of preferred stock in the future.

Risks Related to the ADESA Acquisition
•our ability to successfully integrate the operations of Carvana and the Acquired Business (as defined below) in the ADESA Acquisition and to realize the anticipated synergies and cost savings from our combination;
•the assumption of unknown liabilities in the ADESA Acquisition;
•the continued integration of the Acquired Business presents business uncertainties;
•we have and may continue to incur significant expenses in connection with integration of the Acquired Business; and
•acquisition accounting adjustments could adversely affect our financial results.

General Risk Factors
•the resources required to comply with public company obligations;
•our management’s accounting judgments and estimates, as well as changes to accounting policies;
•changes in effective tax rates or review of our tax returns;
•our internal controls over financial reporting; and
•negative research about our business.

Risks Related to Our Business
Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues.
Our business is affected by industry and economic conditions. The current macroeconomic environment is characterized by heightened inflation, rising interest rates, rising vehicle prices, high cost of energy and gasoline, reduced availability and higher cost of credit, reduced business and consumer confidence, stock market volatility, increased regulation, and global and domestic fears of recession. These macroeconomic conditions have and may continue to result in decreased consumer demand adversely affecting the market for used vehicles. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Inflationary cost increases for labor, materials, and services may cause costs to increase, as well as scarcity of certain products, which may also adversely affect the market for used vehicles. Purchases of new and used vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy.

In fiscal year 2022, industry and economic headwinds increased pressure on our sales volume and gross profit per unit. The number of vehicles we sold to retail customers decreased by 3.0% to 412,296, compared to 425,237 in 2021 and gross profit per unit decreased by 33.4% to $3,022 in 2022, as compared to $4,537 in 2021. To manage the business through this period, we have sought to rapidly decrease expenses while optimizing for volume flexibility to adjust the business to changes in unit sales. In 2023, we expect further impacts to the number of retail units sold as the impacts of reduced used vehicle industry demand, increasing benchmark interest rates, higher used vehicle depreciation rates, and our profitability initiatives flow through. Additionally, as a result of increases in our debt and interest rates in 2022, our interest expense increased by $310 million to $486 million compared to $176 million in 2021, primarily as a result of increased interest incurred on our senior unsecured notes. If economic conditions worsen or a recession occurs, it is highly likely that the used car industry will be further impacted and we may be required to take more strict measures than the ones we are taking to protect our business. Those measures, including restructurings and cost savings, could materially adversely affect our business, operations, and financial results.

Moreover, the conflict in Ukraine has and may continue to result in increased volatility in global oil and gas prices. It may also lead to changes in the availability of certain resources, such as nickel and neon, which may affect the supply of new vehicles, thereby affecting the supply chain and market for used vehicles. This volatility may change consumer car purchasing behaviors, which could materially and adversely affect our business and results of operations. To the extent the conflict in Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations.

Increased environmental regulation has also made, and may in the future make, used vehicles more expensive and less desirable for consumers. Further, the U.S. federal government and some state and local governments provide incentives to purchasers of electric vehicles in the form of rebates, tax credits and other financial incentives, which could contribute to making a used vehicle more expensive and less desirable when compared to a new electric vehicle. Our business may also be negatively affected by challenges to the larger automotive ecosystem, including urbanization, global supply chain challenges, military conflicts, and other macroeconomic issues. For example, rideshare services, such as Uber and Lyft, are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles we sell, particularly if urbanization increases. New technologies such as autonomous driving software also have the potential to change the dynamics of vehicle ownership in the future. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic and related regulations have in the past, and a resurgence of Covid-19 or related regulations could again adversely affect, our business, operating results, financial condition and prospects.
Measures implemented by authorities to control the spread of COVID-19 since late 2019 impacted and may again in the future impact all or portions of our workforce and operations, the behavior of our customers, and the operations of our partners, vendors, and suppliers. In addition to governmental measures, we have and may again face increased operational challenges from the need to protect employee health and safety. These challenges have included, and may in the future include, workplace disruptions and restrictions on the movement of people, social distancing guidelines, increased employee absenteeism due to illness and/or quarantine and contact tracing requirements. Future restrictions on our access to and utilization of our logistics and distribution network, our corporate offices, our inspection and reconditioning centers, our hubs, our vending machines, and/or our support operations or workforce, or similar limitations for our partners, vendors, or suppliers, and restrictions or disruptions of transportation, could limit our ability to conduct our business. The COVID-19 pandemic and future pandemics or epidemics may cause increased economic and demand uncertainty, and lead to disruption and volatility in the global capital markets, which can increase the cost of capital and adversely impact access to capital. Regulations and challenges arising out of the COVID-19 pandemic or future pandemics could have a material adverse effect on our business, operating results, financial condition and prospects.
We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If such capital is not available to us, our business, operating results, and financial condition may be harmed.
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, build and maintain our inventory of quality used vehicles, develop new products or services (including vehicle-financing services) or further improve existing products and services, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. For example, the indentures governing our 2025, 2027, 2028, 2029, and 2030 Notes limit our ability and certain of our subsidiaries’ ability to, among other things, incur additional debt or issue preferred stock, create liens, pay dividends and make other distributions, redeem or repurchase stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Senior Unsecured Notes."
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
We have not been profitable since our inception in 2012 and had an accumulated loss of approximately $3.7 billion as of December 31, 2022. We incurred net losses of $462 million, $287 million, and $2.9 billion in the years ended December 31, 2020, 2021, and 2022, respectively. We expect to make significant investments to further develop and expand our business and these investments may not result in increased revenue or growth on a timely basis or at all. In addition, as a public company, we have and will continue to incur significant legal, accounting, and other expenses. As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain profitability.
We expect to continue to incur losses as we invest in and strive to grow our business. We may incur significant losses in the future for a number of reasons, including investing in growth, slowing demand for used vehicles and our related products and services, increasing competition, higher interest rates, decreased vehicle affordability, weakness in the automotive retail industry generally, a decline in global financial conditions that negatively impacts economic activity and employment, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, and delays in generating revenue or profitability. If our revenue generation slows, we may not be able to reduce costs in a timely manner because many of our costs are fixed. In addition, if we reduce variable costs to respond to losses, this may limit our ability to acquire customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
Our historical rapid growth may not be indicative of our future growth and, if we resume growing rapidly, we may not be able to manage our growth effectively.
In 2020, 2021, and 2022, our revenue grew from approximately $5.6 billion, to $12.8 billion, to $13.6 billion, respectively. For our revenues to continue to increase, we need to successfully increase our penetration in existing markets, enter new markets, acquire more customers, gain repeat customers, and expand our brand awareness. The foregoing may not happen at all or may not happen as quickly as we expect. Our failure to successfully accomplish the foregoing could harm our business, financial condition, and results of operations.

We expect that, in the future, even if our revenue increases, our historical rate of growth may decline. In any event, we will not be able to grow as fast or at all if we do not:

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
There can be no assurance that we will meet these objectives. We have and may again expend substantial financial and other resources on:

•marketing and advertising, including an increase to our television and streaming video advertising expenditures;
•expansion of our inventory; and
•general administration, including legal, accounting, internal audit, and other compliance expenses related to being a public company.
Our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have experienced significant growth in the number of users of our website and mobile application as well as the amount of data that we analyze. Our organizational structure continues to become more complex, and we will need to continue improving our operational, financial, and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork, and attention to the car-buying and car-selling experience for the consumer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ car-buying and car-selling experience and the quality of the vehicles we sell, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.
Our business has grown rapidly since inception as additional customers have sold us their vehicles and purchased used vehicles and complementary products and services through our website and mobile application. However, our business is relatively new and has operated at substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. We also expect that our business will continue to evolve in ways that may be difficult to predict. For example, over time our investments that are intended to drive new customer traffic to our website and mobile application may be less productive than expected. In the event of this or any other adverse developments, our continued success will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.
Our failure to maintain a reputation of integrity and to otherwise maintain and enhance our customer service quality and brand could adversely affect our business, sales, and results of operations.
Our business model is based on our ability to provide customers with a transparent and simplified solution to car buying and selling that will save them time and money. Accordingly, our ability to consistently deliver a high quality experience and our reputation as a company of integrity are critical to our success. If we fail to maintain the high standards on which our reputation is built, or if an actual, or alleged failure of these standards occurs that damages this reputation, it could adversely affect consumer trust and demand and have a material adverse effect on our business, sales, and results of operations. Even the perception of a decrease in the quality of our customer service or brand could impact results. The operationally intensive aspect of our offering and the nature of automotive retail that necessitates the use of third-party vendors and systems to complete certain ancillary parts of the customer transaction (e.g. vehicle inspections, submitting title and registration paperwork to state entities) makes maintaining the quality of our customer experience a particularly difficult challenge. For example, in 2022, we were the subject of various complaints relating to the timely delivery of titles and registration paperwork to certain state entities.

While we do not believe these claims are material, irrespective of their validity, any claims, complaints, or negative publicity—about our business practices, our marketing, and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to users, our cybersecurity measures and privacy practices and other aspects of our business—could diminish customer confidence in our platform and adversely affect our brand. The use of social media increases the speed with which information, misinformation, and opinions can be shared and thus the speed with which our reputation can be affected. If we fail to correct or mitigate misinformation or negative information about us, the vehicles we offer to sell or purchase, our customer experience, or any aspect of our brand, including information spread through social media or traditional media channels, it could have a material adverse effect on our business, sales, and results of operations.
We experience seasonal and other fluctuations in our quarterly operating results, which may not fully reflect the underlying performance of our business.
Our quarterly results of operations, including our revenue, gross profit, and profitability, if any, and cash flow vary from quarter to quarter based in part on, among other things, consumers’ car-buying patterns. Used vehicle sales exhibit seasonality with sales typically peaking late in the first calendar quarter (coinciding with the time when the federal government issues tax refunds) and diminishing through the rest of the year, with the lowest relative level of sales expected to occur in the fourth calendar quarter. Due to our historical rapid growth, our sales patterns to date have been different from the general seasonality of the used vehicle industry. However, as our business and markets have and continue to mature, our results have become more reflective of typical market seasonality. Used-vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Historically, this has led our gross profit per unit to be higher on average in the first half of the year than in the second half of the year. Other factors that cause our quarterly results to fluctuate include, without limitation:
•fluctuations in consumer demand, vehicle supply, and labor supply due to macroeconomic conditions;
•the timing of our sales of our finance receivables;
•our ability to attract new customers;
•changes in the competitive dynamics of our industry;
•the regulatory environment;
•expenses associated with unforeseen quality issues and manufacturer recalls;
•the speed, persistence, and aggregate level of inflation;
•the pace and level of rising benchmark interest rates; and
•litigation or other claims against us.
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
We were incubated by and may benefit from our relationship and a series of arrangements with DriveTime not negotiated at arm’s length, as DriveTime is controlled by our controlling shareholder who is also the father of our chief executive officer. Currently, many services that DriveTime historically provided to us (including certain accounting, finance, legal, human resources, payroll and benefits, tax, information technology, real estate, and inventory purchasing) are now provided by alternative vendors or have been brought in-house. In addition, DriveTime built certain of our inspection and reconditioning centers ("IRCs") in Georgia, New Jersey, and Texas and is now our landlord at some such sites. Verde Investments, Inc. ("Verde"), an affiliate of DriveTime, formerly leased to us our Arizona IRC and sold it to us in 2020. We have also historically leased certain of our hubs from DriveTime. However, our more recent expansion, including the ADESA Acquisition, has largely been independent of DriveTime. Consequently, certain of our historical costs and expansion activities may not accurately reflect our future costs and expansion to the extent that DriveTime no longer provides us with such services or refuses to continue doing so at currently contracted-for prices.
We continue to periodically engage DriveTime, its affiliates, and other entities controlled by our controlling shareholder to provide us with certain services, including the administration of certain VSCs and other related products sold to our customers. We also continue to utilize DriveTime for certain information technology systems and services. For example, we still partially use an inventory management system obtained from DriveTime to support our revenue recognition process. Should DriveTime fail to adequately perform any of these services or maintain these systems on terms or at prices consistent with their historical prices, or at all, our financial condition and results of operations may be adversely affected.
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
Our current and future competitors may include:
•traditional used vehicle dealerships such as CarMax that could increase investment in technology and infrastructure to compete directly with our online model;
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

Our competitors may also develop and market new technologies that render our existing or future business model, products and services less competitive, unmarketable or obsolete. For example, rideshare services, such as Uber and Lyft, are a popular means of transportation and may decrease consumer demand for the used vehicles we sell, particularly if urbanization increases. Technology is currently being developed to produce automated, driverless vehicles that could reduce the demand for, or replace, traditional vehicles including the used vehicles that we sell. In addition, if our competitors develop business models, products or services with similar or superior functionality to our solutions, it may adversely impact our business.
Our competitors may also impede our ability to reach consumers or commence operations in certain jurisdictions. For example, our competitors may increase their search engine optimization efforts and outbid us for search terms on various search engines. Additionally, our competitors could use their political influence and increase lobbying efforts to hinder our real estate entitlements processes, push for new regulations, or encourage interpretations of existing regulations that would inhibit or prevent us from operating in certain jurisdictions.
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
Any significant changes in prices for new or used vehicles could have a material adverse effect on our revenues and results of operations. For example, an overall increase in prices or monthly payments for used vehicles, including as a result of increased interest rates customers face when financing a vehicle, may make it difficult for certain customers to afford to purchase a vehicle. Similarly, if prices for used vehicles rise relative to prices for new vehicles, it could make buying a new vehicle more attractive to our customers than buying a used vehicle, which could have a material adverse effect on our results of operations and could result in reduced used vehicle sales and lower revenue. Additionally, manufacturer incentives could contribute to narrowing the price gap between new and used vehicles. Further, the U.S. federal government and some state and local governments provide incentives to purchasers of electric vehicles in the form of rebates, tax credits, and other financial incentives, which could contribute to narrowing the price gap between new electric vehicles and used vehicles. Used vehicle prices may also decline due to an increased number of new vehicle lease returns over the next several years. While lower used vehicle prices reduce our cost of acquiring new inventory, lower prices could also lead to reductions in the prices at which we can sell such inventory, which could have a negative impact on gross profit. Furthermore, any significant changes in wholesale prices for used vehicles could have a material adverse effect on our results of operations by reducing wholesale margins.
Our business is dependent upon access to desirable vehicle inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, or other factors, could have a material adverse effect on our business, sales, and results of operations.
We acquire vehicles for sale through numerous sources, including directly from consumers, from wholesale auctions, and from other retailers. There can be no assurance that the supply or price of desirable used vehicles will be sufficient to meet our needs. A reduction in the availability of or access to sources of desirable inventory, whether due to supply chain constraints, pricing, or otherwise, could have a material adverse effect on our business, sales and results of operations.
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
Finally, it is common that commercial suppliers of used vehicles regularly review their relationships with whole car auctions, such as our wholesale marketplace platform, through written requests for proposals. Such suppliers may from time to time require us to make changes to the way we do business as part of the request for proposal process or provide services on less favorable terms. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements with these or other suppliers on similar terms, or at all.
Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have a material adverse effect on our business, sales, and results of operations.
Our purchases of used vehicles are based in large part on projected demand. If actual sales are materially less than our forecasts, we have and may again experience an over-supply of used vehicle inventory. An over-supply of used vehicle inventory will generally cause downward pressure on our product sales prices and margins and increase our average days to sale. Due to macroeconomic conditions, we normalized our inventory size in 2022, reducing our nationally pooled inventory by 7,070 to 63,992 for the year ended December 31, 2022 from 71,062 for the year ended December 31, 2021 in order to better focus on operating efficiencies in the short-term.
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
We launched our first market in 2013 and do not have a long operating history. In addition, we have only operated independently of DriveTime since November 1, 2014, and, following our spinoff from DriveTime, we remained dependent on DriveTime for a number of important operations, including locations for certain of our IRCs, vehicle inventory purchasing, and a number of administrative services. While many services historically provided by DriveTime are now provided by other vendors or have been brought in house, we continue to utilize DriveTime for certain services. Due to this and other factors, our operating results are not predictable and our historical results may not be indicative of our future results.
The success of our business relies heavily on our marketing and branding efforts, and these efforts may not be successful.
An important component of our growth is the growth of visitors to our website and mobile application. Because we are a consumer brand, we rely heavily on marketing and advertising to increase brand visibility with potential customers. We currently advertise through a blend of brand and direct advertising channels with the goal of increasing the strength, recognition, and trust in the Carvana brand and driving more unique visitors to our website and mobile application. We recorded expenses of approximately $286 million, $479 million, and $490 million on advertising in the years ended December 31, 2020, December 31, 2021, and December 31, 2022, respectively.
Our business model relies on our ability to decrease incremental customer acquisition costs over time as we grow. If we are unable to recover our marketing costs through increases in customer traffic and in the number of transactions by users of our website and mobile application, if our advertising partners refuse to customize their products and services to accommodate our business model, if our advertising partners refuse to work with us at competitive rates or at all, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations, and financial condition.
We rely on internet search engines, lead generators, automotive finance providers, social networks, and vehicle listing sites to help drive traffic to our website and mobile application, and if we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic would decline and our business would be adversely affected.
We depend in part on internet search engines (such as Google and Bing), lead generators, automotive finance partners, social networking sites (such as Facebook), and vehicle listing sites to drive traffic to our website and mobile application. Our ability to maintain and increase the number of visitors directed to our website and mobile application is not entirely within our control. Our competitors may increase their search engine optimization efforts and outbid us for placement on various vehicle listing sites or search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, if vehicle listing sites refuse to display any or all of our inventory in certain geographic markets, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Internet search engine providers could provide automotive dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website and mobile application have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website and mobile application through internet search engines, lead generators, automotive finance providers, social networking sites, or vehicle listing sites, could harm our business and operating results.
We operate in several highly regulated industries and are subject to a wide range of federal, state, and local laws and regulations. Changes in these laws and regulations, or our actual or alleged failure to comply with such laws and regulations, could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to a wide range of evolving federal, state, and local laws and regulations, many of which may have limited to no interpretation precedent as it relates to our business model. Our sale and purchase of used vehicles and related activities, including the sale of complementary products and services, are subject to state and local licensing requirements, state laws, regulations, and systems and process requirements related to title and registration, state laws regulating the sale of motor vehicles and related products and services, federal and state laws regulating advertising of motor vehicles and related products and services, federal and state consumer protection laws prohibiting unfair, deceptive or misleading practices toward consumers, customer insurance related regulations, and anti-money laundering regulations. Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety. The financing we offer to customers is subject to state licensing laws and to federal and state laws regulating the advertising and provision of consumer finance options, the collection of consumer credit and financial information, along with requirements related to online payments and electronic funds transfers. Regulators in jurisdictions where our customers reside but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations, and may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations. Regulators in jurisdictions in which we have a dealer license have in the past, and may in the future, impose economic fines, suspend or revoke our license, or otherwise preclude us from buying or selling vehicles using our current business model, any of which could have a material adverse effect on our growth, results of operations, and financial condition. In the future, we may engage in different business activities or make changes to our business model that subject us to further state and federal regulation.

Our logistics operations, which we depend on to transport vehicles to and from auctions, our IRCs, our vending machines, our hubs and our customers, are subject to regulation by the DOT and by the states through which our vehicles travel. Transport vehicle dimensions and weight, transport vehicle conditions, driver motor vehicle record history, driver alcohol and drug testing, and driver hours of service are also subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, condition, trailer length and configuration, methods of measurement, driver qualifications, or driver hours of service would increase our operating expenses and may adversely affect our financial condition, operating results, and cash flows. If we fail to comply with the DOT regulations or if those regulations become more stringent, we could be subject to increased inspections, audits, or compliance burdens. Regulatory authorities could take remedial action including imposing fines, suspending, or shutting down our in-house transportation operations. If any of these events occur, our financial condition, operating results, and cash flows would be adversely affected.
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
The Telephone Consumer Protection Act (the "TCPA"), as interpreted and implemented by the FCC and U.S. courts currently imposes significant restrictions on the use of autodialed telephone calls, pre-recorded messages, and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including class actions. Statutory penalties for TCPA violations range from $500 to $1,500 per violation, which has been interpreted to mean per phone call or text. In addition, several states have enacted their own version of the TCPA.

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
If we do not adequately address our customers’ use of mobile device technology, operating results could be harmed and our growth could be negatively affected.
Our success depends in part on our ability to provide adequate functionality for visitors who use mobile devices to shop for used vehicles and the number of transactions with us that are completed by those users. The proportion of U.S. consumers who use mobile devices to access websites has generally increased. Continued use of mobile technology by our users may harm our business in the following ways:
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
As of December 31, 2022, we conduct business through seventeen IRCs located in Alabama, Arizona, Arkansas, California, Florida, Georgia, Indiana, New Jersey, North Carolina, Ohio, Oklahoma, Texas, Utah, and Virginia managing fulfillment to over 300 metropolitan areas across most of the United States. Although we also hold inventory at a variety of other sites, including sites acquired through the ADESA Acquisition (as defined below), we hold the majority of our inventory at these seventeen locations. Our business has been and may continue to be more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns and other unforeseen events or circumstances in those regions. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory and delays in the delivery of vehicles to our IRCs, hubs, vending machines, or customers.
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
We rely on agreements with lenders to finance our vehicle inventory purchases. If we are unable to extend the agreements on favorable terms or at all, or if the agreements expire and are not renewed, our inventory supply may decline, resulting in fewer vehicles available for sale on our website and mobile application. For example, our 12-Month Floor Plan Facility (as defined herein) matures in September 2023, and our 18-Month Floor Plan Facility matures March 2024. If we are unable to renew those facilities or find a satisfactory replacement, whether because of our financial and operating performance or for other reasons, our ability to acquire inventory would be adversely affected. New funding arrangements may be at higher interest rates or other less favorable terms. These financing risks, in addition to rising interest rates and changes in market conditions, if realized, could negatively impact our results of operations and financial condition.
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
We lease or finance certain real estate on which we construct and operate some of our IRCs and vending machines. Because of potential difficulties finding a replacement tenant due to the uniqueness of our property use, some landlords will have concerns leasing land and allowing the construction of IRCs or vending machines, and some lenders will have concerns financing to a tenant like us. Consequently, some landlords or lenders may offer unfavorable leasing or financing terms or may not be willing to lease or finance the sites we pursue. If we are required to enter into inflexible or expensive leases, financing, or purchase agreements to construct and operate our IRCs and vending machines, our financial condition and results of operations may be adversely affected.
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
We collect, process, store, share, disclose, and use personal information and other data. Our actual or perceived failure to protect such information and data, comply with privacy-related requirements, mitigate data loss, and/or prevent a cybersecurity or other incident could damage our reputation and harm our business and operating results.
We collect, process, store, share, disclose, and use sensitive information and other data provided by consumers, employees, and business partners, including personally identifying information. We use encryption and authentication technology licensed from third parties to securely transmit and store such information. We also share this information with third parties, including third-party service providers as part of our business operations. We expend significant resources to protect against both internal and external security breaches and may need to expend more resources depending upon, for example, changes in the dynamic cybersecurity climate, expected growth of our company, new or changing business ventures or practices, and/or in the event we need to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by consumers, employees, and vendors could harm our reputation and expose us to a risk of loss or litigation, regulatory scrutiny, and possible liability, any of which could adversely affect our business and operating results.
Additionally, concerns about how we collect, protect, store, use, or disclose personal information, or other privacy related matters, even if unfounded, could harm our business and operating results.
We are subject to numerous and rapidly evolving federal, state, and local laws regarding privacy, cybersecurity and the collection, use, and disclosure of personal information and other data. The laws are subject to differing interpretations, and both the laws and their interpretations are often inconsistent across jurisdictions. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) gives California residents expanded rights to manage their personal information, such as rights to: access and delete their personal information, opt out of certain personal information sharing, and receive detailed information regarding the way in which their personal information is used. Regulations such as the CCPA can expose us to investigations and enforcement actions by regulatory authorities and claims from individuals potentially resulting in penalties and significant legal liability, if our data management and information technology security efforts are inadequate or even alleged to be inadequate. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In the United States, the SEC has proposed rules for mandatory disclosure of cybersecurity incidents suffered by public companies and cybersecurity governance and risk management. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage. We are also subject to contractual requirements and others’ privacy policies that govern how we use and protect personal information and other data. They may be costly to comply with, and may conflict with other contractual obligations, laws, regulations, or rules. These obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules, obligations, or our practices. New regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy- or cybersecurity-related obligations to consumers, employees, or other third parties, or our privacy- or cybersecurity-related legal obligations, or any compromise generally of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other customer or employee data, may result in governmental enforcement actions, litigation, provision of required notifications to consumers, regulators, or other authorities, or public statements against us by consumer advocacy groups or others and could cause consumers, employees, commercial partners, securitization or real estate investors, and receivable or real estate financing partners to lose trust in us, which could have an adverse effect on our business. If commercial partners, developers, or other parties that we work with violate applicable laws, contractual assurances with us, or our policies, such violations may also put consumers’, employees’, commercial partners’, or receivable financing partners’ information at risk and could in turn harm our reputation, business, and operating results.

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
Our business depends on our intellectual property, technology, and confidential information, the protection of which is crucial to the success of our business. For example, we have developed proprietary algorithms to price the vehicles we purchase and sell, to determine the financing terms we offer customers, and to power our in-house logistics network. Our intellectual property also includes, but is not limited to: inventions (whether or not patentable), the content of our website, mobile applications, registered and unregistered trademarks and trade dress rights, registered domain names, our photography technology, artificial intelligence technology, and our vending machine design and technology. We rely on a combination of patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect these algorithms and our other intellectual property, technology, and confidential information. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring most of our employees and consultants to enter into confidentiality and invention assignment agreements and certain third parties to enter into nondisclosure agreements. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by the employees and consultants. In addition, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website or mobile application features, software, and functionality, or to obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also limit the scope of our rights and inhibit us from preventing others from using our technology.

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
We may, and occasionally in the ordinary course do receive communications alleging infringement of patents, trademarks, copyrights, or other intellectual property rights or misappropriation of trade secrets, or offering licenses to such intellectual property. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. At any given time, we may be involved as either a plaintiff or a defendant in a number of intellectual property actions, the outcomes of which may not be known for prolonged periods of time.
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
We rely on third-party technology for certain of our critical business functions, including supply chain and inventory management, customer identity verification, transportation fleet telemetry, network infrastructure for hosting the website and mobile application, inventory data, software libraries, development environments and tools, services to allow customers to digitally sign contracts, customer service call center management software, automation controls and software for our vending machines, hosted telephony, human resource management, and security. If these technologies fail or we cannot maintain our relationships with the technology providers and we cannot find suitable alternatives, our financial condition and operation results may be adversely affected.
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

We hold a minority equity investment in Root, Inc. (NASDAQ: ROOT, "Root"). As a minority equity investor, our influence over Root is limited. As a result, we may be unable to influence Root’s business plan, assure quality control, or set the timing and pace of development. Our inability to control the operations or management of Root may result in us receiving or retaining less than the amount of benefit we might otherwise expect to receive from such investment. We may also be unable to cause Root to effect significant transactions such as large expenditures or contractual commitments, the development of insurance products, or the borrowing of money. We may be limited in our ability to monetize or exit our investment in Root given contractual restrictions on selling our investment and uncertainty in the trading market for Root's equity securities. A downward adjustment to or impairment of this equity investment could adversely impact our results of operations and financial condition.

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
We are subject to various litigation matters from time to time, which could have a material adverse effect on our business, results of operations and financial condition. Legal claims could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws; consumer protection laws; laws governing motor vehicle dealers; laws, regulations, and systems and process requirements related to title and registration; state laws regulating the sale of motor vehicles and related products and services; intellectual property laws; privacy laws; labor and employment laws; securities laws; employee benefit laws; tax laws; contract laws; and tort laws. These actions have in the past and could in the future expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business.
Risks Related to Our Organizational Structure
Our principal asset is our indirect interest in Carvana Group, and, accordingly, we depend on distributions from Carvana Group to pay our taxes and expenses, including payments under the 2025, 2027, 2028, 2029, and 2030 Notes and Tax Receivable Agreement. Carvana Group’s ability to make such distributions may be subject to various limitations and restrictions.
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
Debt obligations. We have payment obligations under our 2025, 2027, 2028, 2029, and 2030 Notes (detailed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 10—Debt Instruments—Long Term Debt). Under the terms of the LLC Agreement, Carvana Group is obligated to make distributions to us for the payment of obligations under these notes.
Operating expenses and other expenses. We also incur expenses related to our operations, including payments under the Tax Receivable Agreement (as defined in Note 15—Income Taxes). Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we may realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Under the terms of the LLC Agreement, Carvana Group is obligated to make distributions to us for our payment obligations under the Tax Receivable Agreement.
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
Holders of LLC Units have the right to consent to certain amendments to the LLC Agreement, as well as to certain other matters, including the revaluation of partnership interests in Carvana Group. Holders of these voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Circumstances may arise in the future when the interests of the LLC Unitholders conflict with the interests of our stockholders. As we control Carvana Group, we have certain obligations to the LLC Unitholders that may conflict with fiduciary duties our officers and directors owe to our stockholders. These conflicts may result in decisions that are not in the best interests of stockholders.

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
In connection with the consummation of our IPO, we entered into a Tax Receivable Agreement with the LLC Unitholders. Pursuant to the Tax Receivable Agreement, we will be required to make cash payments to such LLC Unitholders equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (1) the increase in our wholly owned subsidiary’s proportionate share of the existing tax basis of the assets of Carvana Group and an adjustment in the tax basis of the assets of Carvana Group reflected in that proportionate share as a result of any future exchanges of LLC Units held by the LLC Unitholders for shares of our Class A common stock or cash, and (2) certain other tax benefits related to payments we make under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to the LLC Unitholders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the LLC Unitholders maintaining a continued ownership interest in Carvana Group.
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
Certain benefits from our organizational structure, including the Tax Receivable Agreement, will not benefit the holders of our Class A common stock to the same extent as LLC Unitholders. We entered into a Tax Receivable Agreement with the LLC Unitholders, which will provide for the payment by us to the LLC Unitholders of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) the increase in our wholly owned subsidiary’s proportionate share of the existing tax basis of the assets of Carvana Group and an adjustment in the tax basis of the assets of Carvana Group reflected in that proportionate share as a result of any future exchanges of LLC Units held by an LLC Unitholder for shares of our Class A common stock or cash and (2) certain other tax benefits related to our making payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the trading market for the Class A common stock.
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
Our ability to realize the tax benefits that we currently expect to be available as a result of the increases in tax basis created by any future exchanges of LLC Units (together with shares of our Class B common stock in the case of certain Class A Units) for our Class A common stock, the payments made pursuant to the Tax Receivable Agreement, and the interest deductions imputed under the Tax Receivable Agreement all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no changes in applicable law or regulations. For example, the reduction in corporate tax rates pursuant to the 2017 changes in U.S. federal income tax law has the effect of reducing the expected value of the tax benefits we realize as a result of the increase in our proportionate share of the existing tax basis of the assets of Carvana Group arising from future exchanges of LLC Units held by an LLC Unitholder for shares of our Class A common stock or cash. The reduction in the value of such tax benefits is expected to have two primary consequences—it reduces the cash payments we expect to be required to make pursuant to the Tax Receivable Agreement and it reduces the expected value to us of the 15% of the amount of such tax benefits that we will retain pursuant to the Tax Receivable Agreement. Additionally, if our actual taxable income were insufficient or there were additional adverse changes in applicable laws or regulations, we may be further unable to realize all or a portion of the expected tax benefits and our cash flows and stockholders’ equity (deficit) could be negatively affected.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.
Based on our historical financial performance, we have generated a federal net operating loss ("NOL") carryforward of $1.8 billion through the year ended December 31, 2022, and we may generate NOL carryforwards in future years.

Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an "ownership change" to utilize its NOL carryforwards and certain built-in losses recognized in years after the ownership change. A company generally experiences an ownership change if the percentage of the value of its stock owned by certain “5-percent shareholders,” as such term is defined in Section 382 of the Code, increases by more than 50 percentage points over a rolling three-year period. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.

If we undergo an ownership change for purposes of Section 382 of the Code as a result of future transactions involving our stock, including purchases or sales of stock by current or future 5% shareholders or new issuance of stock by the Company, our ability to use our NOL carryforwards and to recognize certain built-in losses would be subject to the limitations of Section 382 of the Code. Depending on the resulting limitation, a significant portion of our NOL carryforwards could expire before we would be able to use them or could be significantly delayed in their application to offsetting income. A limitation imposed under Section 382 of the Code on our ability to utilize our NOL carryforwards could have a negative impact on our financial position and results of operations.

We have entered into a Section 382 Rights Agreement (the “Tax Asset Preservation Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with NOL carryforwards and built-in losses under Section 382 of the Code. See "The Tax Asset Preservation Plan the Company implemented to protect our tax attributes could hinder the market for our Class A common stock."

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
As of December 31, 2022, we had outstanding, on a consolidated basis (1) $5.7 billion aggregate principal amount of our 2025, 2027, 2028, 2029, and 2030 Notes, (2) $1.5 billion aggregate principal amount of borrowings under our amended and restated vehicle inventory financing and security agreement with Ally Financial, effective September 22, 2022 (the "12-Month Floor Plan Facility") and the Finance Receivable Facilities (as defined below), (3) $374 million aggregate principal amount of indebtedness represented by our finance lease agreements between us and providers of equipment financing, (4) $3 million aggregate principal amount of indebtedness represented by our promissory note agreements between us and providers of equipment financing, and (5) an outstanding balance of $268 million relating to secured borrowing facility through which we finance certain retained beneficial interests in our securitizations. Also, as of December 31, 2022, we had, on a consolidated basis, $486 million of other long-term debt related to our sale leaseback transactions. Our substantial indebtedness could have significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our current and future indebtedness, including our 2025, 2027, 2028, 2029, and 2030 Notes and the Floor Plan Facilities;
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
We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements, and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry, and competitive conditions, including the interest rate environment, and to certain financial, business, economic, and other factors beyond our control.
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
We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Additionally, in the future we may need to obtain additional financing from banks or other lenders, through public offerings or private placements of debt or equity, through strategic relationships or other arrangements, or from a combination of these sources. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful, and we may be unable to meet our scheduled debt service obligations.
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
On March 5, 2021, the administrator for LIBOR announced that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month, and 12-month LIBOR settings on July 1, 2023. On December 16, 2022, the Federal Reserve Board announced the adoption of a final rule that implements the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR automatically on July 2, 2023 in financial contracts where a specific benchmark replacement has not already been determined. The replacement of LIBOR with SOFR may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the discontinuance of LIBOR or the use of SOFR. We have been amending contracts and may need to amend other contracts or enter into new ones to reflect this change, which may result in an increase to our interest expense.

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
Until we sell automotive finance receivables, and to the extent we retain interests in automotive finance receivables, including as a result of economic slowdown or recession, after we sell them, whether pursuant to securitization transactions or otherwise, we are exposed to the risk that applicable customers will be unable or unwilling to repay their loans according to their terms and that the vehicle collateral securing the payment of their loans may not be sufficient to ensure full repayment. Credit losses are inherent in the automotive finance receivables business and could have a material adverse effect on our results of operations.

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
Effective as of December 24, 2016, "risk retention" rules promulgated by U.S. federal regulators under the Dodd-Frank Act (the "Risk Retention Rules") require a "securitizer" or "sponsor" of a securitization transaction to retain, directly or through a "majority-owned affiliate" (each defined in the Risk Retention Rules), in one or more prescribed forms, at least 5% of the credit risk of the securitized assets. For the securitization transactions for which we have acted as "sponsor," we have sought and will likely continue to seek to satisfy the Risk Retention Rules by retaining a "vertical interest" (as defined in the Risk Retention Rules) through either a majority-owned affiliate (MOA) or directly on our balance sheet. In addition, we have and will likely continue to enter into arrangements to finance or monetize a portion of the retained credit risk in one or more prescribed forms under the Risk Retention Rules. In addition to the discussion in this section, see Note 2 — Summary of Significant Accounting Policies and Note 9 — Securitizations and Variable Interest Entities.
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

On October 10, 2022, the Commission to the European Parliament and the Council issued a report on the functioning of the European Union Securitisation Regulation. Among other things, the report clarified that EU institutional investors are required to obtain full and detailed information prescribed by the EU Securitisation Regulation even in relation to third-country securitisations. Although our securitizations are not regulated by the EU, there is a risk that our financing partners who are, or may be, subject to EU oversight may not be able to continue or renew certain financing facilities or purchasing of securitization interests we sponsor until we can provide the required information, which would require time and may come at substantial expense.
Risks Related to Ownership of our Class A Common Stock
Our Class A common stock price has been and may continue to be volatile or may decline regardless of our operating performance.
Volatility in the market price of our Class A common stock may prevent our stockholders from being able to sell their shares at or above the price they paid for them. The market price of our Class A common stock has fluctuated, and may continue to fluctuate widely due to many factors, some of which may be beyond our control. The closing price of our Class A common stock between January 1, 2022 and January 1, 2023 has ranged from a low of $3.72 to a high of $239.63. Many factors may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this "Risk Factors" section and this Annual Report on Form 10-K, as well as the following:
•adverse impacts to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues;
•"short squeezes";
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
Short sellers of our stock may be manipulative and may have driven down the market price of our common stock.
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
While utilizing all available tools to defend ourselves and our assets against these short seller efforts, there is limited regulatory control, making such efforts an ongoing concern for any public company. While we move forward in our business development strategies in good faith, there are no assurances that we will not face more of these short sellers' efforts or similar tactics by adverse actors in the future, and the market price of our common stock may decline as a result of their actions or the action of other short sellers.
A “short squeeze” due to a sudden increase in demand for shares of our Class A common stock that largely exceeds supply has led to, and may continue to lead to, extreme price volatility in shares of our Class A common stock.

Speculation on the price of our Class A common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our Class A common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our Class A common stock for delivery to lenders of our Class A common stock. Those repurchases may in turn, dramatically increase the price of shares of our Class A common stock until additional shares of our Class A common stock are available for trading or borrowing. This is often referred to as a “short squeeze.”

A large proportion of our Class A common stock has been and may continue to be traded by short sellers which may increase the likelihood that our Class A common stock will be the target of a short squeeze. A short squeeze has led and could continue to lead to volatile price movements in shares of our Class A common stock that are unrelated or disproportionate to our operating performance or prospects and, once investors purchase the shares of our Class A common stock necessary to cover their short positions, the price of our Class A common stock may rapidly decline. Investors that purchase shares of our Class A common stock during a short squeeze may lose a significant portion of their investment.

The Garcia Parties control us and their interests may conflict with our or our stockholders’ interests in the future.
The Garcia Parties together hold approximately 88% of the voting power of our outstanding capital stock through their beneficial ownership of our Class A and Class B common stock as of December 31, 2022. The Garcia Parties are entitled to ten votes per share of Class B common stock they beneficially own, for so long as the Garcia Parties maintain, in the aggregate, direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A Units were exchanged for Class A common stock). Our Class A common stock has one vote per share. So long as the Garcia Parties continue to beneficially own a sufficient number of shares of Class B common stock, even if they beneficially own significantly less than 50% of the shares of our outstanding capital stock, the Garcia Parties will continue to be able to effectively control our decisions. For example, if the Garcia Parties hold Class B common stock amounting to 25% of our outstanding capital stock, they would collectively control 72% of the voting power of our capital stock.
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
Under the 2017 Omnibus Incentive Plan. As of December 31, 2022, we had reserved 14 million shares of Class A common stock for issuance under our 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"), as adjusted pursuant to the terms of the 2017 Incentive Plan (as defined in Note 13 — Equity-Based Compensation). As of December 31, 2022 we have granted 5 million restricted stock awards and units and options to purchase 2 million shares of Class A common stock to certain consultants, directors, and employees, net of forfeitures, expirations, and exercises. We have 7 million shares of Class A common stock available for future issuance under our 2017 Incentive Plan as of December 31, 2022.
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
Under the Carvana Co. 2021 Employee Stock Purchase Plan. We have reserved 500,000 shares of Class A common stock for issuance under our ESPP (as defined in Note 13 – Equity-Based Compensation). As of December 31, 2022, we have issued 88,846 shares of Class A common stock to certain employees. We have 411,154 shares of Class A common stock available for future issuance under our ESPP as of December 31, 2022.

Pursuant to the Tax Asset Preservation Plan. As discussed below, we adopted a Tax Asset Preservation Plan in order to preserve our NOL carryforwards. If the Rights under the Tax Asset Preservation Plan become exercisable, our stock may be diluted, though only the interests of the Acquiring Person (as defined below) would be diluted.

Substantial blocks of our total outstanding shares may be sold into the market. If there are substantial sales of shares of our Class A common stock, the price of our Class A common stock could decline.
The price of our Class A common stock could decline if there are substantial sales of our Class A common stock (including sales of Class A common stock issuable upon exchange of LLC Units), particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our Class A common stock available for sale. As of December 31, 2022, we have 106 million shares of our Class A common stock outstanding. All the shares of Class A common stock sold in our IPO and various follow-on offerings are available for sale in the public market. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.
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
The Tax Asset Preservation Plan the Company implemented to protect our tax attributes could hinder the market for our Class A common stock.
We have entered into a Tax Asset Preservation Plan designed to preserve shareholder value and the value of certain tax assets primarily associated with NOL carryforwards and built-in losses under Section 382 of the Code. The Tax Asset Preservation Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Class A common stock (any such person an “Acquiring Person”), without the approval of our Board, until the Board determines that the risks associated with Section 382 of the Code have sufficiently decreased to withdraw the Tax Asset Preservation Plan. In connection therewith, on January 16, 2023, the Board declared a dividend of one preferred share purchase right (a “Right”) for each share of Class A common stock of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Shares”) at a price of $50.00 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The Rights will separate and begin trading separately from the Class A common stock, and right certificates will be caused to evidence the Rights, on the earlier to occur of (i) the close of business on the tenth day following a public announcement, or the public disclosure of facts indicating, that a person or group of affiliated or associated persons has acquired beneficial ownership of 4.9% or more of the outstanding Class A common stock (an “Acquiring Person”) (or, in the event that the Board determines to effect an exchange in accordance with Section 24 of the Tax Asset Preservation Plan and the Board determines that a later date is advisable, then such later date) and (ii) the close of business on the tenth business day (or such later date as may be determined by action of the Board prior to such time as any person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 4.9% or more of the outstanding Class A common stock. If issued, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void) will become exercisable for Class A common stock having a value equal to two times the exercise price of the Right. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including without limitation, any dividend, voting or liquidation rights. Although our Tax Asset Preservation Plan is intended to prevent an "ownership change" as defined by Section 382 of the Code, we cannot provide any assurance that we will not experience such an ownership change or that we will otherwise be able to use, in full or in part, our NOLs. Additionally, the Tax Asset Preservation Plan may make our Class A common stock less attractive to large institutional holders, discourage potential acquirers from attempting to take over our company, limit the price that investors might be willing to pay for shares of our Class A common stock and otherwise hinder the market for our Class A common stock.

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

Risks Related to the ADESA Acquisition
We may be unable to successfully integrate the operations of Carvana and the Acquired Business and we may not realize the anticipated synergies and cost savings from our combination. If the ADESA Acquisition does not achieve its intended results, our business, financial condition and results of operations could be materially and adversely affected.

On May 9, 2022, Carvana Group completed the acquisition of the U.S. based physical auction business of ADESA U.S. Auction, LLC (the “Acquired Business”) from KAR in a carve-out transaction, for approximately $2.2 billion in cash, subject to customary adjustments (the “ADESA Acquisition”).

The acquisition of the Acquired Business by Carvana involved the integration of two businesses that previously operated independently, and there can be no assurance that the unique business cultures of the two businesses will prove to be compatible. The ongoing integration of the Acquired Business into the operations of Carvana is a significant undertaking and requires significant attention from our management team. It is possible that the ongoing integration process could take longer than anticipated and could result in the loss of valuable employees, customer and supplier relationships, the disruption of each party’s ongoing businesses, processes, and systems, or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to realize the anticipated benefits of the ADESA Acquisition. Our results of operations could also be adversely affected by any issues attributable to the Acquired Business’s operations that arose or are based on events or actions that occurred prior to the closing of the ADESA Acquisition. We may have difficulty addressing and assimilating possible differences in corporate cultures and management philosophies between the Acquired Business and us. The ongoing integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization.

Although we expect the ADESA Acquisition, to result in certain synergy benefits and cost savings, actual acquisition synergies and cost savings could differ materially from our current expectations, and we may need to raise additional capital to fund working capital for the Acquired Business.

These expected synergies and cost savings are based on estimates and assumptions made by us that are inherently uncertain, and are subject to significant business, economic, and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. We cannot assure you that we will achieve the full amount of expected synergies and cost savings on the schedule anticipated, or at all, that the actual expenses required to achieve these synergies and cost savings will not materially exceed our current estimates, or that these synergies and cost savings will not have other adverse effects on our business. Failure to successfully integrate the Acquired Business or achieve the anticipated benefits of the ADESA Acquisition could result in increased costs or decreases in the amount of expected revenue and could materially adversely affect our business, financial condition, and results of operations.

The assumption of unknown liabilities in the ADESA Acquisition may harm our financial condition and results of operations.

At the closing of the ADESA Acquisition, we assumed certain of the Acquired Business’s liabilities, including known and unknown contingent liabilities. If there are significant unknown obligations, or if we incur significant losses arising from known contingent liabilities assumed by us upon closing of the acquisition, the combined company’s business could be materially and adversely affected. We may learn additional information about the Acquired Business that adversely affects the combined company, such as unknown liabilities, or issues that could affect our ability to comply with applicable laws. As a result, we cannot assure you that the ADESA Acquisition will prove to be successful or that it will not, in fact, harm our business. Among other things, if the Acquired Business’s liabilities are greater than expected, or if there are material obligations of which we are not aware, our business could be materially and adversely affected. If we become responsible for substantial unindemnified or uninsured liabilities, these liabilities may have a material adverse effect on our financial condition and results of operations.

We have incurred significant expenses in connection with the ADESA Acquisition and the integration of our businesses.

We have incurred and expect to continue to incur a number of non-recurring costs associated with combining the operations of the two companies which cannot be fully estimated accurately at this time. We may also incur additional costs to attract, motivate or retain management personnel and other key employees. We have incurred and will continue to incur acquisition fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.

Acquisition accounting adjustments could adversely affect our financial results.

We account for the completion of the ADESA Acquisition using the acquisition method of accounting. We allocate the total purchase price to acquired tangible assets, intangible assets, and indefinite-lived intangible assets and assumed liabilities, based on their fair values as of the date of completion of the ADESA Acquisition and record the excess, if any, of the purchase price over those fair values as goodwill. At December 31, 2022, we recorded a non-cash goodwill impairment charge of $847 million. To the extent the value of intangible assets becomes impaired, we may be required to incur further non-cash charges relating to such impairment. Our operating results have been significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment, and there can be no assurance that there will not be further adjustments for impairment in future periods, which could have a further impact on the consolidated and combined financial statements and the Company’s future results of operations and financial position. See Note 5 — Goodwill and Intangible Assets for more information.

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
Additionally, on March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for the proposed rule are not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. The SEC has also announced that it is working on proposals for mandatory disclosure of certain environmental, social and governance (“ESG”)-related matters, including with respect to board diversity and human capital management. New additional government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Any additional mandatory disclosure or regulation related to ESG may adversely affect our business, and increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2022, we operated the following facilities in the U.S.:

Description of use	Owned interior square footage	Leased interior square footage	Owned land acreage	Leased land acreage
Corporate headquarters	—	1,385,877	—	48
Other facilities (1)	5,026,496	6,527,992	4,203	3,361

(1) Other facilities include IRCs, hubs, vending machines, and properties acquired as part of the ADESA Acquisition.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity, and capital resources.

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For more information, see “Legal Matters” in Note 17 — Commitments and Contingencies, included in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K.

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

Holders of Record

We are authorized to issue up to 500 million shares of Class A common stock, up to 125 million shares of Class B common stock and up to 50 million shares of preferred stock. As of February 17, 2023, there were 6 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in "street name" accounts through brokers, banks, and other financial institutions. As of February 17, 2023, there were 8 shareholders of record of our Class B common stock.

Dividend Policy

We have not declared or paid any cash dividends on our Class A common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future. Holders of our Class B common stock are not entitled to receive dividends.

Stock Performance Graph

The following graph compares the total shareholder return from April 28, 2017, the date on which our Class A common shares commenced trading on the NYSE, through December 31, 2022 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index ("S&P 500") and (iii) the Standard and Poor's 500 Retailing Index ("S&P 500

Retailing Index"), assuming an initial investment of $100 on April 28, 2017 including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

Comparison of CVNA Cumulative Total Return Since IPO
$3,000
$2,000
$1,000
$—
2017
2018
2019
2020
2021
2022
CVNA
S&P 500
S&P 500 Retailing Index

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the year ended December 31, 2022, except as otherwise previously reported.

During the year ended December 31, 2022, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged less than 1 million LLC Units and zero shares of Class B common stock for less than 1 million shares of Class A common stock. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

None.

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

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 24, 2022 for discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020.

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have historically experienced rapid growth in sales through our website www.carvana.com. Due to macroeconomic impacts, including rising used car prices and interest rates, during the year ended December 31, 2022, the number of vehicles we sold to retail customers decreased by 3.0% to 412,296, compared to 425,237 in the year ended December 31, 2021.

We view the number of vehicles we sell to retail customers as the most important measure of our growth, and we expect to continue to focus on building a scalable platform to efficiently increase our retail units sold. This focus on retail units sold is motivated by several factors:

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

In the long-term, we plan to invest in technology and infrastructure to support growth in retail units sold. This includes continued investment in our vehicle acquisition, reconditioning and logistics network, as well as continued investment in product development and engineering to deliver customers a best-in-class experience.

Markets and Population Coverage

Our historical growth in retail units sold has been driven by increased penetration in our existing markets and expansion into new markets. We define a market as a metropolitan area in which we have commenced local advertising and generally offer home delivery to customers with a Carvana employee in a branded delivery truck. We define our population coverage as the percentage of U.S. population that lives within those markets. Opening a new market involves hiring a team of customer advocates, connecting the market to our existing logistics network and initiating local advertising. As a market scales, we may elect to build a vending machine in the market to further increase customer awareness and enhance our fulfillment operations.

Our expansion model has historically enabled us to increase our number of markets, resulting in servicing more of the U.S. population, in each of the past ten years. Our market openings increased the total percentage of the U.S. population served to 81.1% in 316 markets as of December 31, 2022 from 81.0% in 311 markets as of December 31, 2021. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our long-term growth plan. We continually evaluate consumer demand and our operational capacity and necessary efficiencies to determine our market opening and vending machine launch strategy.

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

Revenue and Gross Profit

We generate revenue on retail units sold from four primary sources: the sale of the vehicles, wholesale sales of vehicles we acquire from customers, sales through our wholesale marketplace, gains on the sales of loans originated to finance the vehicles, and sales of ancillary products such as VSCs and GAP waiver coverage.

Our largest source of revenue, retail vehicle sales, totaled $10.3 billion and $9.9 billion during the years ended December 31, 2022 and 2021, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales and revenues includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. Subsequent to our acquisition of the U.S. physical auction business of ADESA from KAR on May 9, 2022, we also include revenue earned for the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $2.6 billion and $1.9 billion during the years ended December 31, 2022 and 2021, respectively. We generally expect wholesale sales to trend proportionately with retail units sold through trade-ins and from customers who wish to sell us a car independent of a retail sale. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of automotive finance receivables we originate, sales commissions on ancillary products such as VSCs, GAP waiver coverage, and auto insurance, totaled $741 million and $1.0 billion during the years ended December 31, 2022 and 2021, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During current macroeconomic uncertainty, our highest priority will continue to be providing exceptional customer experiences while improving efficiency, increasing our brand awareness and utilizing our infrastructure to support efficient growth in retail units sold, to help us move along the path to achieve profitability and positive free cash flow. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies include the following:

•Increase the purchase of vehicles from customers. Over time, we plan to grow the number of vehicles that we purchase from our customers either as trade-ins or independent of a retail sale. This will provide additional vehicles for our retail business, which on average are more profitable compared to the same vehicle acquired at auction, and expand our inventory selection. In addition, this in turn will grow our wholesale business.

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

•Leverage existing inspection and reconditioning infrastructure. As we scale, we intend to more fully utilize the capacity at our existing IRCs, which collectively have capacity to inspect and recondition approximately 1.1 million vehicles per year at full utilization. We also intend to use existing capacity in the facilities acquired in the ADESA Acquisition.

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

Seasonality

Retail and wholesale used vehicle sales generally exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our historical rapid growth, our overall sales patterns in the past have not always reflected the general seasonality of the used vehicle industry. However, as our business and markets have and continue to mature, our results have become more reflective of typical market seasonality. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, including as a result of macroeconomic conditions, which may not fully reflect the underlying performance of our business.

Investment in Growth

We have historically aggressively invested in the growth of our business. Due to the current macroeconomic environment, we are focused on driving profitability through operating efficiency and reducing expenses. While we intend to become increasingly efficient over time, we also anticipate that our operating expenses will increase substantially in the long term as we continue to expand our logistics network, increase our advertising spending, and serve more of the U.S. population. There is no guarantee that we will be able to realize the desired return on our investments.

Relationship with Related Parties

For discussion about our relationships with related parties, refer to Note 7 — Related Party Transactions of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K and our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

	Years Ended December 31,
	2022	2021
Retail units sold	412,296	425,237
Average monthly unique visitors (in thousands)	21,763	17,854
Total website units	63,992	71,062
Total gross profit per unit	$3,022	$4,537
Total gross profit per unit, non-GAAP	$3,337	$4,593

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

Total Gross Profit per Unit

We define total gross profit per unit as the aggregate gross profit in a given period, divided by retail units sold in that period including gross profit generated from the sale of retail vehicles, gains on the sales of loans originated to finance the vehicles, commissions on sales of VSCs, GAP waiver coverage and other ancillary products, and gross profit generated from wholesale sales of vehicles. We operate an integrated business with the objective of increasing the number of retail units sold and total gross profit per unit. Gross profits generated from the sale of retail and wholesale units are interrelated. For example, our nationwide reconditioning and inspection centers are designed to produce vehicles for both retail and wholesale sales, our vehicle storage locations have shared parking for both retail and wholesale vehicles, and our integrated multi-vehicle logistics and last mile delivery network is operated in service of both retail and wholesale sales. Such interrelationships require us to share finite operational capacity and optimize joint decisions between retail and wholesale sales, in order to position us to achieve our objective of increasing total gross profit per unit. As a result, the inclusion of gross profit generated from wholesale sales of vehicles in total gross profit per unit reflects our integrated business model and the interrelationship between wholesale and retail vehicle sales. We define total gross profit per unit, non-GAAP as the aggregate gross profit, non-GAAP in a given period, divided by retail units sold in that period. Gross profit, non-GAAP is defined as gross profit plus depreciation and amortization in cost of sales, share-based compensation including the CEO Milestone Gift in cost of sales, and restructuring costs, minus revenue related to our Root warrants. Refer to "Non-GAAP Financial Measures" for more information, including the reconciliation of non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures. We believe the total gross profit per unit metrics provide investors with the greatest opportunity to view our performance through the same lens that our management does, and therefore assists investors to best evaluate our business and measure our progress.

Population Coverage

We previously reported population coverage as a key operating metric. As a result of our growth in recent years, we now cover in excess of 80% of the U.S. population, and as a result, population coverage is no longer considered a key operating metric. We define our population coverage as the percentage of U.S. population that lives within one of our markets. We define a market as a metropolitan area in which we have commenced local advertising and generally offer home delivery to customers with a Carvana employee in a branded delivery truck. We define population coverage as the metropolitan statistical area population in the markets we sever at the end of the period divided by the total population in the U.S., based on 2015 data from the U.S. Census Bureau.

Number of IRCs

We previously reported our number of IRCs as a key operating metric. With the ADESA Acquisition, we have added an additional 56 auction locations and are performing reconditioning work at several of these locations as of December 31, 2022, in addition to the 17 historical Carvana-specific locations. Given the expanded reconditioning capacity associated with the ADESA Acquisition, we no longer consider the number of IRCs a key operating metric.

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

In September 2022, we partnered with Root to offer an integrated auto insurance solution, through which customers may conveniently access auto insurance directly from the Carvana e-commerce platform. We receive commissions and Warrants to purchase shares of Root's Class A common stock based on the Root insurance policies sold through the Integrated Platform. The commission revenue we recognize depends on the number of retail units we sell, the conversion rate of auto policies on those sales, commission rates we receive, and forecasted attrition. The revenue we recognize from warrants as non-cash consideration depends on the probability of achieving certain auto policy sales thresholds within a specific timeline as well as our performance under the agreement.

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

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses include expenses associated with advertising and providing customer service to customers, operating our vending machines, hubs, physical auctions, operating our logistics and fulfillment network and other corporate overhead expenses, including expenses associated with information technology, product development, engineering, legal, accounting, finance, and business development. SG&A expenses exclude the costs of inspecting and reconditioning vehicles and transporting vehicles from the point of acquisition to the IRC, which are included in cost of sales, and payroll costs for our employees related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.

Goodwill Impairment

During the year ended December 31, 2022, we recorded a non-cash goodwill impairment charge of $847 million. Refer to Note 5 — Goodwill and Intangible Assets of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, for additional information.

Interest Expense

Interest expense includes interest incurred on our Senior Notes, our Floor Plan Facilities, and our Finance Receivable Facilities (each as defined in Note 10 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K), as well as our notes payable, finance leases, and long-term debt, which are used to fund general working capital, our inventory, our transportation fleet, and certain of our property and equipment. Interest expense excludes the interest incurred during various construction projects to build, upgrade, or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Other Expense (Income)

Other expense (income), net includes changes in fair value on our beneficial interests in securitizations, purchase price adjustment receivables, and fair value adjustments related to our Warrants to acquire Root's Class A common stock as discussed in Note 18 — Fair Value of Financial Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, along with other general expenses such as gains or losses from disposals of long-lived assets.

Income Tax Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (“Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. During each of the years ended December 31, 2022 and 2021, the Company generated income tax expense of $1 million.

Results of Operations

	Years Ended December 31,
	2022	2021	Change

	(dollars in millions, except per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$10,254	$9,851	4.1%
Wholesale sales and revenues (1)	2,609	1,920	35.9%
Other sales and revenues (2)	741	1,043	(29.0)%
Total net sales and operating revenues	$13,604	$12,814	6.2%
Gross profit:
Retail vehicle gross profit (3)	$371	$697	(46.8)%
Wholesale gross profit (1)	134	189	(29.1)%
Other gross profit (2)	741	1,043	(29.0)%
Total gross profit	$1,246	$1,929	(35.4)%
Unit sales information:
Retail vehicle unit sales	412,296	425,237	(3.0)%
Wholesale vehicle unit sales	193,260	170,056	13.6%
Per unit selling prices:
Retail vehicles	$24,870	$23,167	7.4%
Wholesale vehicles (4)	$10,965	$11,287	(2.9)%
Per retail unit gross profit:
Retail vehicle gross profit (5)	$900	$1,638	(45.1)%
Wholesale gross profit	325	446	(27.1)%
Other gross profit	1,797	2,453	(26.7)%
Total gross profit	$3,022	$4,537	(33.4)%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (6)	$580	$1,116	(48.0)%
Wholesale marketplace:
Wholesale marketplace units sold	485,333	—	NM
Wholesale marketplace revenues	$490	$—	NM
Wholesale marketplace gross profit (7)	$22	$—	NM

(1) Includes $32 and $54, respectively, of wholesale sales and revenues from related parties.
(2) Includes $176 and $208, respectively, of other sales and revenues from related parties.
(3) Includes $16 and $0, respectively, of share-based compensation expense related to the CEO Milestone Gift.
(4) Excludes wholesale marketplace revenues and wholesale marketplace units sold.
(5) Includes $39 and $0, respectively, of share-based compensation expense related to the CEO Milestone Gift.
(6) Excludes wholesale marketplace gross profit and wholesale marketplace units sold.
(7) Includes $62 and $0, respectively, of depreciation and amortization expense.
NM = Not Meaningful

Retail Vehicle Sales

Retail vehicle sales increased by $403 million to $10.3 billion during the year ended December 31, 2022 compared to $9.9 billion during the year ended December 31, 2021. The increase in revenue was primarily due to an increase in the average selling price of our retail units sold to $24,870 in the year ended December 31, 2022 from $23,167 in the prior year, due primarily to overall appreciation in the used vehicle market compared to the year ended December 31, 2021. This increase was partly offset by a decrease in the number of retail vehicles sold to 412,296 from 425,237 during the years ended December 31,

2022 and 2021, respectively. The decrease in retail units sold was driven by various macroeconomic factors including increased interest rates and inflation, leading to decreased vehicle affordability.

Wholesale Vehicle Sales and Revenues

Wholesale vehicle sales increased by $689 million to $2.6 billion during the year ended December 31, 2022, compared to $1.9 billion during the year ended December 31, 2021. The increase in revenue was primarily driven by the ADESA Acquisition, resulting in 485,333 wholesale marketplace units sold, for a total of $490 million in wholesale marketplace revenue. Additionally, wholesale units sold increased to 193,260 from 170,056 during the year ended December 31, 2022 and 2021, respectively, partially offset by a decrease in the average selling price of our wholesale units sold to $10,965 from $11,287 during the years ended December 31, 2022 and 2021, respectively. The increase in wholesale units sold was due to acquiring more vehicles from customers, while the lower average selling price was primarily due to depreciation in the used vehicle market compared to the year ended December 31, 2021.

Other Sales and Revenues

Other sales and revenues decreased by $302 million to $741 million during the year ended December 31, 2022, compared to $1.0 billion during the year ended December 31, 2021. The decrease is primarily due to fewer loan sales, a decrease in gain on loan sales driven by rapidly increasing benchmark interest rates, and the impact of the decrease in retail units sold, partially offset by the impact of higher industry-wide vehicle prices on average loan size during the year ended December 31, 2022.

Retail Vehicle Gross Profit

Retail vehicle gross profit decreased by $326 million to $371 million during the year ended December 31, 2022, compared to $697 million during the year ended December 31, 2021. This decrease was driven primarily by a decrease in retail vehicle gross profit per unit to $900 for the year ended December 31, 2022 compared to $1,638 for the year ended December 31, 2021, which was further driven by a decrease in retail units sold. The per unit decrease was primarily driven by higher retail vehicle depreciation rates and reconditioning and inbound transport costs, partially offset by a higher ratio of customer-sourced vehicles sold during the year ended December 31, 2022.

Wholesale Vehicle Gross Profit

Wholesale vehicle gross profit decreased by $55 million to $134 million during the year ended December 31, 2022, compared to $189 million during the year ended December 31, 2021. This decrease was primarily driven by a decrease in wholesale vehicle gross profit per wholesale unit to $580 from $1,116 for the years ended December 31, 2022 and 2021, respectively, partially offset by an increase in wholesale units sold to 193,260 from 170,056, respectively, as well as $22 million of wholesale marketplace gross profit due to the ADESA Acquisition. The increase in the number of wholesale units sold was primarily due to acquiring more vehicles from customers, while the decrease in gross profit per wholesale unit was driven by depreciation in the used vehicle market.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Years Ended December 31,
	2022	2021

	(in millions)
Compensation and benefits (1)	$917	$667
CEO Milestone Gift (2)	26	—
Advertising	490	479
Market occupancy (3)	93	70
Logistics (4)	235	148
Other (5)	975	669
Total	$2,736	$2,033

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
Selling, general and administrative expenses increased by $703 million to $2.7 billion during the year ended December 31, 2022 compared to $2.0 billion during the year ended December 31, 2021. During the first half of the year ended December 31, 2022, we increased compensation and benefits, advertising, market occupancy, logistics, and other expenses primarily due to building capacity for increases in the number of units sold and in population coverage, in preparation for future growth, and as a result of the ADESA Acquisition. During the second half of the year ended December 31, 2022, we strategically reduced our spending across all areas of SG&A in response to various macroeconomic factors. Additionally, during the year ended December 31, 2022, we incurred $50 million of lease termination fees, expenses associated with the previously announced workforce reductions, and other restructuring-related costs.

During the year ended December 31, 2022, we incurred $26 million of compensation expense related to the CEO Milestone Gift within selling, general and administrative expense, which is presented separately above, compared to none during the year ended December 31, 2021.

Goodwill Impairment

During the year ended December 31, 2022, we recorded a non-cash goodwill impairment charge of $847 million. Refer to Note 5 — Goodwill and Intangible Assets of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, for additional information.

Interest Expense

Interest expense increased by $310 million to $486 million during the year ended December 31, 2022 compared to $176 million during the year ended December 31, 2021. The increase is primarily due to increased interest incurred on additional senior unsecured notes issued by the Company in March 2021, August 2021, and May 2022, along with increased interest expense incurred on working capital financing since the year ended December 31, 2021, partially due to rising interest rates.

Other Expense (Income), Net

Other expense (income), net increased by $64 million to expense of $70 million compared to expense of $6 million during the years ended December 31, 2022 and 2021, respectively. The change is primarily due to fair value adjustments on our warrants to acquire Root's Class A common stock and fair value adjustments on our retained beneficial interests in securitizations and purchase price adjustment receivables.

Income Tax Provision

We recognized an income tax expense of $1 million in each of the years ended December 31, 2022 and December 31, 2021 from certain subsidiaries.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we also present the following non-GAAP measures: Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A, non-GAAP; and Total SG&A per retail unit, non-GAAP. We historically presented EBITDA and EBITDA margin, however we believe the presentation of the aforementioned non-GAAP measures, in conjunction with U.S. GAAP financial measures, provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled to the most directly comparable U.S. GAAP financial measures.

Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A, non-GAAP; and Total SG&A per retail unit, non-GAAP

Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A, non-GAAP; and Total SG&A per retail unit, non-GAAP are supplemental measures of operating performance that do not represent and should not be considered an alternative to net loss, gross profit, or SG&A, as determined by U.S. GAAP.

Adjusted EBITDA is defined as net loss plus income tax expense, interest expense, other (income) expense, net, depreciation and amortization in cost of sales and SG&A, goodwill impairment, share-based compensation including the CEO Milestone Gift in cost of sales and SG&A, and restructuring costs, minus revenue related to our Root warrants. Following the ADESA Acquisition, we are also excluding depreciation and amortization in cost of sales, which was historically only a small component of cost of sales. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of total revenues.

Gross profit, non-GAAP is defined as GAAP gross profit plus depreciation and amortization in cost of sales, share-based compensation including the CEO Milestone Gift in cost of sales, and restructuring costs, minus revenue related to our Root warrants. Total gross profit per retail unit, non-GAAP is Gross profit, non-GAAP divided by retail vehicle unit sales.

SG&A, non-GAAP is defined as GAAP SG&A minus depreciation and amortization in SG&A, share-based compensation including the CEO Milestone Gift in SG&A, and restructuring costs. Total SG&A per retail unit, non-GAAP is SG&A, non-GAAP divided by retail vehicle unit sales.

We use these non-GAAP measures to measure the operating performance of our business as a whole and relative to our total revenues and retail vehicle unit sales. We believe that these metrics are useful measures to us and to our investors because they exclude certain financial, capital structure, and non-cash items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A, non-GAAP; and Total SG&A per retail unit, non-GAAP may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations. A reconciliation of Adjusted EBITDA to net loss, Gross profit, non-GAAP to gross profit, and SG&A, non-GAAP to SG&A, which are the most directly comparable U.S. GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A per retail unit, non-GAAP is as follows:

	Years Ended December 31,
	2022	2021	2020

	(dollars in millions)
Net loss	$(2,894)	$(287)	$(462)
Income tax provision	1	1	—
Interest expense	486	176	131
Other (income) expense, net	70	6	(1)
Depreciation and amortization expense in cost of sales	114	24	10
Depreciation and amortization expense in SG&A	200	105	74
Goodwill impairment	847	—	—
Share-based compensation expense in cost of sales	16	—	1
Share-based compensation expense in SG&A	69	39	25
Root warrant revenue	(7)	—	—
Restructuring (1)	57	—	—
Adjusted EBITDA	$(1,041)	$64	$(222)

Total revenues	$13,604	$12,814	$5,587
Net loss margin	(21.3)%	(2.2)%	(8.3)%
Adjusted EBITDA margin	(7.7)%	0.5%	(4.0)%

Gross profit	$1,246	$1,929	$794
Depreciation and amortization expense in cost of sales	114	24	10
Share-based compensation expense in cost of sales	16	—	1
Root warrant revenue	(7)	—	—
Restructuring (1)	7	—	—
Gross profit, non-GAAP	$1,376	$1,953	$805

Retail vehicle unit sales	412,296	425,237	244,111
Total gross profit per retail unit	$3,022	$4,537	$3,253
Total gross profit per retail unit, non-GAAP	$3,337	$4,593	$3,298

SG&A	$2,736	$2,033	$1,126
Depreciation and amortization expense in SG&A	200	105	74
Share-based compensation expense in SG&A	69	39	25
Restructuring (1)	50	—	—
SG&A, non-GAAP	$2,417	$1,889	$1,027

Retail vehicle unit sales	412,296	425,237	244,111
Total SG&A per retail unit	$6,636	$4,781	$4,613
Total SG&A per retail unit, non-GAAP	$5,862	$4,442	$4,207

(1) For the year ended December 31, 2022, includes $28 million of lease termination fees, net of amounts written off for the corresponding operating lease right-of-use assets and operating lease liabilities which were terminated, $26 million of expenses associated with the previously announced workforce reductions, of which $7 million was recorded to cost of sales, and $3 million of other restructuring-related costs.

Liquidity and Capital Resources

General

We generate cash from the sale of retail vehicles, the sale of wholesale vehicles, and proceeds from the sale of finance receivables originated in connection with the sale of retail vehicles. We generate additional cash flows through our financing activities including our short-term revolving inventory and finance receivable facilities, real estate and equipment financing, the issuance of long-term notes, and new issuances of equity. Historically, cash generated from financing activities has funded growth and expansion into new markets and strategic initiatives and we expect this to continue in the future. We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months.

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts in the long-term will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our future capital requirements will depend on many factors, including our ability to refinance indebtedness, our ability to obtain supplemental liquidity through debt, equity, strategic relationships or other arrangements on terms available or acceptable to us, our rate of revenue growth, our construction of IRCs and vending machines, the timing and extent of our spending to support our technology and software development efforts, and increased population coverage. If we need to obtain supplemental liquidity, there can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future.

We had the following liquidity resources available as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(in millions)
Cash and cash equivalents	$434	$403
Availability under short-term revolving facilities (1)	1,444	438
Committed liquidity resources available	$1,878	$841
Unpledged vehicle inventory not included above	—	665
Unpledged real estate not included above (2)	1,971	677
Unpledged beneficial interests in securitizations	69	100
Total liquidity resources	$3,918	$2,283

(1) Based on pledging all eligible vehicles and finance receivables under the available capacity in our floor plan and finance receivable facilities, excluding the impact to restricted cash requirements.
(2) Total unpledged gross real estate assets minus committed sale leasebacks. Includes $1.1 billion of ADESA unpledged real estate assets.

Our total liquidity resources are composed of cash and equivalents, availability under existing credit facilities, and additional unpledged assets, including vehicle inventory, finance receivables, real estate, and securities, on our balance sheet that can be financed using traditional asset-based financing sources.

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

As of December 31, 2022 and 2021, the short-term revolving facilities had a total commitment of $4.8 billion and $4.3 billion, an outstanding balance of $1.5 billion and $2.1 billion, and unused capacity of $3.2 billion and $2.2 billion, respectively.

Unpledged vehicle inventory and finance receivables is the value of vehicle inventory and finance receivables on our balance sheet on the period end date beyond that covered by committed financing agreements. Effective September 22, 2022, we amended and restated our vehicle inventory floor plan facility (the "12-Month Floor Plan Facility") to extend the maturity date to September 22, 2023 with a line of credit of $2.2 billion. On September 22, 2022, we also entered into a separate vehicle inventory floor plan facility (the "18-Month Floor Plan Facility", and together with the 12-Month Floor Plan Facility, the "Floor Plan Facilities") with a lender. The line of credit under the 18-Month Floor Plan Facility is $2.0 billion, which becomes available following the maturity and repayment of the 12-Month Floor Plan Facility.

Unpledged real estate assets include real estate acquired as part of the ADESA Acquisition, IRC, vending machine, and hub real estate assets that have not been sold and are not pledged on the period end date. Since our first sale-leaseback transaction in 2017, we have historically had flexible access to real estate financing and expect to continue to use various forms of real estate financing in the future.

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

Changes in liquidity due to current business operations include Adjusted EBITDA, non-real estate capital expenditures, including technology, furniture, fixtures, and equipment, and changes in traditional working capital, including accounts receivable, accounts payable, accrued expenses, and other miscellaneous assets and liabilities.

In the ordinary course of business, we sponsor and engage in securitization transactions to sell our finance receivables to a diverse pool of investors. These securitizations involve unconsolidated variable interest entities in which we retain at least 5% of the credit risk of the underlying finance receivable by holding at least 5% of the notes and certificates issued by these entities. We are exposed to market risk in the securitization market. See Note 9 — Securitizations and Variable Interest Entities of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion regarding our transactions with unconsolidated variable interest entities.

In addition, we also invest in and generate several types of automotive retail assets, including vehicle inventory, finance receivables, retained beneficial interests in securitizations, and real estate. To maximize capital efficiency, we generally seek to finance these assets with matched sources of asset-based financing, including short-term revolving facilities for vehicle inventory and finance receivables, beneficial interests financing for retained beneficial interests in securitizations, and sale-leaseback or other real estate financing for IRCs and vending machines. We have historically used these sources of financing to finance our investment in these assets and expect to continue to do so in the future.

As of December 31, 2022 and 2021, our outstanding principal amount of indebtedness, including finance leases, was $8.4 billion and $5.4 billion, respectively, summarized in the table below. See Note 10 — Debt Instruments and Note 16 — Leases of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information on our debt and finance leases.

	December 31,
	2022	2021

	(in millions)
Asset-Based Financing:
Inventory	$569	$1,877
Finance receivables and beneficial interests	1,233	458
Transportation fleet (1)	375	212
Real estate (2)	489	450
Total asset-based financing	2,666	2,997
Senior Notes	5,725	2,450
Total debt	8,391	5,447
Less: unamortized debt issuance costs (3)	(82)	(34)
Total debt, net	$8,309	$5,413

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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the years ended December 31, 2022, and 2021:

	Years Ended December 31,
	2022	2021

	(in millions)
Net cash used in operating activities	$(1,324)	$(2,594)
Net cash used in investing activities	(2,583)	(627)
Net cash provided by financing activities	3,899	3,528
Net (decrease) increase in cash, cash equivalents and restricted cash	(8)	307
Cash, cash equivalents, and restricted cash at beginning of period	636	329
Cash, cash equivalents, and restricted cash at end of period	$628	$636

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and cash used to acquire customers. Cash used in operating activities was $1.3 billion and $2.6 billion for the years ended December 31, 2022 and 2021, respectively, a decrease of $1.3 billion, primarily due to decreases in cash used to acquire vehicle inventory, partially offset by increased selling, general and administrative expenses and reconditioning costs.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was $2.6 billion and $627 million during the years ended December 31, 2022 and 2021, respectively, an increase of $2.0 billion, primarily driven by our acquisition of the U.S. physical auction business of ADESA for approximately $2.2 billion, partially offset by a reduction in other capital expenditures in the second half of 2022.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital, finance the $2.2 billion ADESA Acquisition, and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was $3.9 billion and $3.5 billion during the years ended December 31, 2022 and 2021, respectively, an increase of $371 million. The change primarily relates to increased net proceeds from long-term debt primarily from the issuance of our $3.275 billion 2030 Notes in May 2022 along with proceeds from the issuance of Class A common stock during the year ended December 31, 2022, partially offset by decreased net proceeds from short-term revolving facilities.

Contractual Obligations and Commitments

We are party to contractual obligations involving commitments to third parties for which we believe we have sufficient liquidity to fund our operations and meet our obligations as they come due. These contractual obligations impact our liquidity and future capital requirements and primarily consist of long-term debt and related interest payments, leases, short-term revolving facilities, financing of beneficial interests in securitizations, and other purchase obligations and commitments. See Note 8 — Finance Receivable Sale Agreements, Note 10 — Debt Instruments, Note 16 — Leases, and Note 17 — Commitments and Contingencies of the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for more information related to these contractual obligations and commitments.

Fair Value Measurements

We report money market securities, certain receivables, Warrants to acquire Root's Class A common stock and beneficial interests in securitizations at fair value. See Note 18 — Fair Value of Financial Instruments, included in Part II, Item 8, Financial Statement and Supplementary Data, of this Annual Report on Form 10-K, which is incorporated into this item by reference.

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

Revenue Recognition

We sell retail vehicles directly to our customers through our website. We recognize revenue upon delivery to the customer or pick up of the vehicle by a customer at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Our return policy allows customers to initiate a return during the first seven days after delivery.

Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified.

Customers purchasing retail vehicles from us may enter into contracts for VSCs and, if they finance with us, GAP waiver coverage. The prices of VSCs and GAP waiver coverage are set forth in each contract. We sell and receive a commission on VSCs under a master dealer agreement with DriveTime, pursuant to which we sell VSCs that DriveTime administers and is the obligor. We receive a commission on GAP waiver coverage contracts where the administrator of the contract is obligated to reimburse the holder of the underlying finance receivable for a balance that is in excess of the value of the financed vehicle in the event of a total loss. We recognize commission revenue at the time of sale, net of a reserve for estimated contract cancellations. Our risk related to contract cancellations is limited to the commissions that we receive. Cancellations fluctuate depending on the customer-financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product. To the extent that actual experience differs from historical trends, there could be significant adjustments to our contract cancellation reserves. The reserve for cancellations of VSCs and GAP waiver coverage is estimated based upon historical experience and recent trends and is reflected as a reduction of other sales and revenues. Changes in these estimates are reflected as an adjustment to revenue in the period identified.

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

Beneficial Interests in Securitizations

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. See Note 18 — Fair Value of Financial Instruments, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further detail on the discount rates.

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

Goodwill

Goodwill represents the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized but is tested annually during the second quarter or more frequently when events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all of its operations when analyzing for potential impairment. During the fourth quarter of 2022, our market capitalization declined significantly, with a closing stock price on December 27, 2022 at a historic low of $3.72 per share of Class A Common Stock. We determined that a triggering event had occurred, indicating it was more likely than not that the fair value of our single reporting unit was less than its carrying value as of December 31, 2022. Therefore, we performed a quantitative goodwill impairment test for our reporting unit as of December 31, 2022 and as a result recorded a non-cash goodwill impairment charge of $847 million, which was reflected as Goodwill impairment in our Consolidated Statements of Operations.

The quantitative goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than the carrying value. As of December 31, 2022, and because our single reporting unit had a negative carrying value, we utilized an enterprise value-based income approach to determine the fair value of the reporting unit. The income approach discounts projected free cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average cost of capital, and future economic and market conditions. In connection with this process, we also reconcile the estimated fair value of our reporting unit to our market capitalization, including consideration of a reasonable control premium, based upon our average stock price over a reasonable period as of the measurement date. We base our cash flow forecasts on our knowledge of the automotive industry, our recent performance, our expectations of future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

Our primary market risk exposure related to our debt is changing interest rates. We had total outstanding debt of $1.5 billion under our short-term revolving facilities at December 31, 2022. Amounts outstanding under our short-term revolving facilities are generally due within one year and bear a variable interest rate of a fixed spread to a prime rate. Refer to Note 10 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more detail on this variable interest rate. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates would result in a change to annual interest expense of $19 million at December 31, 2022. Our interest expense increased by $310 million to $486 million during the year ended December 31, 2022 compared to $176 million during the year ended December 31, 2021, primarily as a result of increased interest incurred on additional senior unsecured notes issued by the Company in March 2021, August 2021, and May 2022, along with increased interest expense incurred on working capital financing.

Our long-term debt, consisting of our Senior Notes (as defined in Note 10 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K), notes payable, and finance leases have fixed interest rates and terms, and as such, we consider the associated risk to our results of operations from changes in market rates of interest to be minimal.

We are also exposed to interest rate risk arising from market rate adjustments as they pertain to our securitization transactions. Future sales of our finance receivables may be affected by changes in market rates. We have previously managed this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, and may continue to do so in the future.

Inflation Risk

We are affected by inflationary factors such as decreased vehicle affordability, including as a result of rising interest rates, and increases in supply chain and logistics costs, materials costs, and labor costs. We do not believe that inflation has historically had a material effect on our business, financial condition, or results of operations. However, given the current macroeconomic environment and its effect on our results of operations in the year ended December 31, 2022, which were primarily fewer units sold, we will continue to look for ways to manage any changes in consumer purchasing behavior and increased costs, both of which may continue to adversely affect our business, financial condition, and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Carvana Co.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carvana Co. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2023, expressed an unqualified opinion.

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

Derecognition of Transferred Finance Receivables
As described further in Notes 2, 8, and 9 to the financial statements, the Company is party to various transfer agreements pursuant to which it sells finance receivables meeting specified underwriting criteria to financing partners. The Company also transfers its finance receivables to securitization trusts as asset backed securitization transactions. In accordance with Accounting Standards Codification (ASC) 860, Transfers and Servicing (“ASC 860”), the Company's transfer of finance receivables to financing partners and asset backed securitizations are considered sales of financial assets, in which the Company derecognizes the finance receivables upon the completion of the transfer, as presented within the statements of cash flows. We identified the determination that transfers of finance receivables meet the derecognition criteria of ASC 860 as a critical audit matter.

The principal considerations for our determination that transfers of finance receivables meet the derecognition criteria of ASC 860 is a critical audit matter is because the transfers of material finance receivables from the Company to both its financing partners and securitization trusts requires complex auditor judgments to determine that these transactions meet the derecognition criteria of ASC 860, specifically regarding the legal isolation of the transferred finance receivables from the Company.

Our audit procedures related to the determination that transfers of finance receivables meet the derecognition criteria of ASC 860 included the following, among others:

•We tested the design and operating effectiveness of management's review control over the accounting determination that the transfers of finance receivables meet the derecognition criteria set forth in ASC 860.
•We read the various transfer and sale agreements between the Company and its financing partners and securitization trusts, assessed the true sale and non-consolidation legal opinions, and evaluated the information with respect to management's analysis of the criteria set forth in ASC 860 to permit the derecognition of the finance receivables.

Fair value of property and equipment acquired in the ADESA US Auction, LLC acquisition
As described further in Note 3 to the financial statements, on May 9, 2022, the Company completed the acquisition of 100% of the equity interests in the United States physical auction business of ADESA US Auction, LLC for approximately $2.2 billion. The assets acquired and liabilities assumed were recorded at their respective fair value at the acquisition date. The acquisition included auction sites throughout the United States. The Company utilized a third-party valuation firm to determine the fair value of the acquired property and equipment, which included the land and buildings of the auction sites. The acquisition date fair value of the acquired land and buildings comprised $1.3 billion of the allocation of the fair value of the consideration. We identified the estimation of the acquisition date fair value of the acquired land and buildings included in property and equipment as a critical audit matter.

The principal consideration for our determination that the acquisition date fair value of the acquired land and buildings included in property and equipment is a critical audit matter is that auditing the determination of the acquisition date fair values required the use of those with specialized skill and knowledge to evaluate the inputs and assumptions in order to conclude on the appropriateness of management's acquisition date fair value of the acquired land and buildings.

Our audit procedures related to the acquisition date fair value of the acquired land and buildings included in property and equipment included the following, among others:

•We tested the design and operating effectiveness of management's review control evaluating the assumptions applied by the third-party valuation firm, and the determination of fair value of the acquired land and buildings.
•We utilized a valuation specialist to test the reasonableness of the specialist's conclusions for a selection of properties as of the acquisition date. This included evaluating:
◦the estimated fair values for a selection of acquired land, which were valued based on comparable market data. The valuation specialist performed independent market research to test the reasonableness of the specialist's fair value conclusions of the selected acquired land;
◦the estimated fair values for a selection of acquired buildings and site improvements, which were valued based on the estimated replacement cost less physical depreciation. The valuation specialist performed independent market research to test the base costs used in the appraisal report for the buildings and associated site improvements at the selected acquired buildings.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Southfield, Michigan
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Carvana Co.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carvana Co. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 23, 2023

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par values)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$434	$403
Restricted cash	194	233
Accounts receivable, net	253	206
Finance receivables held for sale, net	1,334	356
Vehicle inventory	1,876	3,149
Beneficial interests in securitizations	321	382
Other current assets, including $6 and $12, respectively, due from related parties	182	163
Total current assets	4,594	4,892
Property and equipment, net	3,244	1,560
Operating lease right-of-use assets, including $14 and $17, respectively, from leases with related parties	536	369
Intangible assets, net	70	4
Goodwill	—	9
Other assets, including $1 and $7, respectively, due from related parties	254	181
Total assets	$8,698	$7,015
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities, including $16 and $27, respectively, due to related parties	$777	$656
Short-term revolving facilities	1,534	2,053
Current portion of long-term debt	201	152
Other current liabilities, including $4 and $3, respectively, from leases with related parties	80	29
Total current liabilities	2,592	2,890
Long-term debt, excluding current portion	6,574	3,208
Operating lease liabilities, excluding current portion, including $9 and $13, respectively, from leases with related parties	507	361
Other liabilities	78	31
Total liabilities	9,751	6,490
Commitments and contingencies (Note 17)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized, 106,037 and 89,930 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized, 82,900 and 82,900 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid in capital	1,558	795
Accumulated deficit	(2,076)	(489)
Total stockholders' equity (deficit) attributable to Carvana Co.	(518)	306
Non-controlling interests	(535)	219
Total stockholders' equity (deficit)	(1,053)	525
Total liabilities & stockholders' equity (deficit)	$8,698	$7,015

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Sales and operating revenues:
Retail vehicle sales, net	$10,254	$9,851	$4,741
Wholesale sales and revenues, including $32, $54, and $4 respectively, from related parties	2,609	1,920	445
Other sales and revenues, including $176, $208, and $105, respectively, from related parties	741	1,043	401
Net sales and operating revenues	13,604	12,814	5,587
Cost of sales, including $22, $65, and $4, respectively, to related parties	12,358	10,885	4,793
Gross profit	1,246	1,929	794
Selling, general and administrative expenses, including $33, $27, and $19, respectively, to related parties	2,736	2,033	1,126
Goodwill impairment	847	—	—
Interest expense, including $0, $0, and $1, respectively, to related parties	486	176	131
Other expense (income), net	70	6	(1)
Net loss before income taxes	(2,893)	(286)	(462)
Income tax provision	1	1	—
Net loss	(2,894)	(287)	(462)
Net loss attributable to non-controlling interests	(1,307)	(152)	(291)
Net loss attributable to Carvana Co.	(1,587)	(135)	(171)
Net loss attributable to Class A common stockholders	$(1,587)	$(135)	$(171)
Net loss per share of Class A common stock, basic and diluted	$(15.74)	$(1.63)	$(2.63)
Weighted-average shares of Class A common stock, basic and diluted (1)	100,828	82,805	64,981
(1) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2019	50,507	$—	101,219	$—	$281	$(183)	$94	$192
Net Loss	—	—	—	—	—	(171)	(291)	(462)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	18,333	—	—	—	1,059	—	—	1,059
Adjustments to non-controlling interests related to equity offering	—	—	—	—	(644)	—	644	—
Exchanges of LLC Units	7,281	—	(5,627)	—	33	—	(33)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	407	—	—	407
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis of Carvana Group	—	—	—	—	(407)	—	—	(407)
Issuance of Class A common stock to settle vested restricted stock units	234	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(38)	—	—	—	(23)	—	—	(23)
Options exercised	195	—	—	—	5	—	—	5
Equity-based compensation	—	—	—	—	31	—	—	31
Balance, December 31, 2020	76,512	$—	95,592	$—	$742	$(354)	$414	$802
Net loss	—	—	—	—	—	(135)	(152)	(287)
Exchanges of LLC Units	13,145	—	(12,692)	—	43	—	(43)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	908	—	—	908
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(908)	—	—	(908)
Issuance of Class A common stock to settle vested restricted stock units	218	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	2	—	—	—	1	—	—	1
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(22)	—	—	—	(39)	—	—	(39)
Options exercised	75	—	—	—	1	—	—	1
Equity-based compensation	—	—	—	—	47	—	—	47
Balance, December 31, 2021	89,930	$—	82,900	$—	$795	$(489)	$219	$525

Net loss	—	—	—	—	—	(1,587)	(1,307)	(2,894)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	15,625	—	—	—	1,227	—	—	1,227
Adjustments to non-controlling interests related to equity offering	—	—	—	—	(554)	—	554	—
Exchanges of LLC Units	46	—	—	—	1	—	(1)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	22	—	—	22
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(22)	—	—	(22)
Contribution of Class A common stock from related party	(128)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	390	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	86	—	—	—	1	—	—	1
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(8)	—	—	(8)
Options exercised	88	—	—	—	3	—	—	3
Equity-based compensation	—	—	—	—	93	—	—	93
Balance, December 31, 2022	106,037	$—	82,900	$—	$1,558	$(2,076)	$(535)	$(1,053)

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net loss	$(2,894)	$(287)	$(462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	261	105	74
Goodwill impairment	847	—	—
Equity-based compensation expense	69	39	25
Loss on disposal of property and equipment	14	1	6
Provision for bad debt and valuation allowance	23	28	21
Amortization and write-off of debt issuance costs	27	11	8
Loss on early extinguishment of debt	—	—	34
Unrealized loss on warrants to acquire Root Class A common stock	80	24	—
Unrealized gain on beneficial interests in securitizations	(6)	(7)	(9)
Changes in finance receivable related assets:
Originations of finance receivables	(7,214)	(7,306)	(3,579)
Proceeds from sale of finance receivables, net	6,297	7,391	3,634
Gain on loan sales	(411)	(717)	(218)
Principal payments received on finance receivables held for sale	190	206	90
Other changes in assets and liabilities:
Vehicle inventory	1,354	(2,086)	(263)
Accounts receivable	145	(148)	(43)
Other assets	(83)	(105)	(26)
Accounts payable and accrued liabilities	(46)	247	94
Operating lease right-of-use assets	21	(213)	(32)
Operating lease liabilities	15	223	38
Other liabilities	(13)	—	—
Net cash used in operating activities	(1,324)	(2,594)	(608)
Cash Flows from Investing Activities:
Purchases of property and equipment, including $0, $0, and $22, respectively, from related parties	(512)	(557)	(360)
Proceeds from sale of property and equipment	44	—	—
Payment for acquisitions, net of cash acquired	(2,196)	—	—
Purchases of investments	—	(126)	—
Principal payments received on and proceeds from sale of beneficial interests	81	56	14
Net cash used in investing activities	(2,583)	(627)	(346)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	12,982	14,600	4,429
Payments on short-term revolving facilities	(13,501)	(12,587)	(4,958)
Proceeds from issuance of long-term debt	3,435	1,650	1,336
Payments on long-term debt	(165)	(73)	(654)
Payments of debt issuance costs	(75)	(24)	(29)
Net proceeds from issuance of Class A common stock	1,227	—	1,059
Proceeds from equity-based compensation plans	4	2	5
Tax withholdings related to restricted stock units and awards	(8)	(40)	(23)
Net cash provided by financing activities	3,899	3,528	1,165
Net (decrease) increase in cash, cash equivalents and restricted cash	(8)	307	211
Cash, cash equivalents, and restricted cash at beginning of period	636	329	118
Cash, cash equivalents, and restricted cash at end of period	$628	$636	$329
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

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units
(the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 11 — Stockholders' Equity (Deficit), the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of December 31, 2022, Carvana Co. owned approximately 55.9% of Carvana Group and the LLC Unitholders (as defined in Note 11 — Stockholders' Equity (Deficit)) owned the remaining 44.1%.

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

Liquidity

The accompanying consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. Since inception, the Company has incurred losses, and expects to incur additional losses in the future as it continues to build inspection and reconditioning centers ("IRCs") and vending machines, serve more of the U.S. population, and enhance technology and software. In the second quarter of 2022, the Company completed an equity offering of 15.6 million shares of Class A common stock for net proceeds of $1.2 billion and issued a total of $3.275 billion in aggregate principal amount of 10.25% senior unsecured notes due 2030 (the "2030 Notes"). The Company used a portion of the net proceeds from the Class A common stock offering for general corporate purposes and to pay any costs, fees, and expenses incurred by it in connection with the offering. The Company used the net proceeds from the issuance and sale of the 2030 Notes (a) to finance the $2.2 billion acquisition of the U.S. physical auction business of ADESA U.S. Auction, LLC ("ADESA") and other ancillary transactions in connection therewith, and to pay related fees and expenses in

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
connection therewith, and (b) for working capital, capital expenditures, and other general corporate purposes. In March 2022, the Company's forward flow partner committed to purchase a total of $5.0 billion of the Company's finance receivables through March 2023, and such facility had approximately $1.2 billion of unused capacity as of December 31, 2022. In January 2023, the Company and its forward flow partner amended the commitment to purchase a total of $4.0 billion of the Company's finance receivables through January 2024. In addition, the Company has a $2.2 billion floor plan facility through September 22, 2023, and $2.0 billion thereafter through March 22, 2024, and such facility had approximately $1.6 billion of unused capacity as of December 31, 2022. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Comprehensive Loss

During the years ended December 31, 2022, 2021, and 2020, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

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

Restricted Cash

Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities and any undistributed amounts collected on the finance receivables pledged under the Company's finance receivable facilities as explained in Note 10 — Debt Instruments. As of December 31, 2022 and 2021, restricted cash also includes certain cash held for corporate insurance purposes.

Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from customers and their finance providers. The allowance for doubtful accounts is estimated based upon historical experience, current economic conditions, and other factors and is evaluated periodically. The allowance for doubtful accounts was approximately $12 million and $20 million as of December 31, 2022 and 2021, respectively.

Finance Receivables Held for Sale, Net

Finance receivables include installment contracts the Company originates to its customers to facilitate vehicle sales. The Company classifies these receivables as held for sale, as it does not intend to hold the finance receivables it originates to maturity. The Company typically sells the finance receivables it originates, as explained in Note 8 — Finance Receivable Sale Agreements and Note 9 — Securitizations and Variable Interest Entities. The Company records a valuation allowance to report finance receivables at the lower of unpaid principal balance or fair value. To determine the fair value of finance receivables the Company utilizes industry-standard modeling, such as discounted cash flow analysis, factoring in the Company’s historical experience, the credit quality of the underlying receivables, loss trends and recovery rates, as well as the overall economic

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
environment. For purposes of determining the valuation allowance, finance receivables are evaluated collectively to determine the allowance as they represent a large group of smaller-balance homogeneous loans. The allowance was approximately $36 million and $21 million as of December 31, 2022 and 2021, respectively. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. Interest income on finance receivables held for sale is recognized when earned based on contractual loan terms and is included in other sales and revenues. Loan origination costs are capitalized and recognized as a reduction to the gain on loan sale when the loans are sold.

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

Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company compares the sum of estimated undiscounted future cash flows expected to result from the use of the asset to the carrying value of the asset. When the carrying value of the asset exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by the which the carrying value of the asset exceeds the fair value of the asset. The Company periodically reassesses the useful lives of its long-lived assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. The Company recorded no impairment charges during the years ended December 31, 2022, 2021, and 2020. See Note 4 — Property and Equipment, Net for additional information on property and equipment.

Goodwill and Intangible Assets

Intangible assets are recognized and recorded at their acquisition date fair values. Definite-lived intangible assets consist of developed technology, customer relationships, and non-compete agreements and are amortized on a straight-line basis over their

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
estimated useful lives. The Company determined the useful lives of its definite-lived intangible assets based on multiple factors including technological obsolescence, the make-up of the acquired customer base and expected attrition, and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically reassesses the useful lives of its definite-lived intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. No impairment charges related to intangible assets were recognized during the years ended December 31, 2022, 2021, or 2020.

Goodwill represents the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized but is tested annually during the second quarter or more frequently when events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all of its operations when analyzing for potential impairment. When conducting annual or interim impairment assessments, if applicable, a two-step process is used. First, an optional qualitative evaluation is performed as to whether it is more likely than not that the fair value of the Company's sole reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, the Company is required to make assumptions and judgments including, but not limited to, an evaluation of macroeconomic conditions as they relate to the business, industry and market trends, as well as the overall future financial performance of the reporting unit. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no additional tests are performed. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company performs a second step consisting of a quantitative assessment of goodwill impairment. This assessment requires the Company to compare the fair value of its reporting unit with its carrying value, which was negative as of December 31, 2022. If the carrying amount exceeds the fair value, an impairment charge will be recognized. In performing this assessment, the Company is required to make assumptions and judgments including, but not limited to, financial projections, discount rate, and future market conditions. See Note 5 — Goodwill and Intangible Assets for further information on valuation methodology and impairment of goodwill during the year ended December 31, 2022. No impairment charges related to goodwill were recognized during the years ended December 31, 2021 or 2020.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

Other assets consist of various items, including, among other items, investment in equity instruments (as further discussed in Note 18 — Fair Value of Financial Instruments), the purchase price adjustment receivables based on the performance of the Company's finance receivables, the receivable related to the excess cash reserves over realized claims of VSCs, deposits, and debt issuance costs on revolving debt instruments.

Accrued Liabilities

Accrued liabilities consist of various items payable within one year, including, among other items, accruals for capital expenditures, sales tax, compensation and benefits, vehicle licenses and fees, interest expense, reserves for returns and cancellations, and advertising expenses.

Other Liabilities

As of December 31, 2022 and 2021, other current liabilities primarily consist of the current portion of operating lease liabilities. Other liabilities consist of various items to be recognized beyond one year, including the deferred revenue associated with Root Warrants (as further discussed in Note 18 — Fair Value of Financial Instruments).

Revenue Recognition

The Company recognizes revenue in accordance with the five-step model prescribed by ASC 606 that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.

Retail Vehicle Sales

The Company sells retail vehicles directly to its customers through its website. The prices of retail vehicles are set forth in the customer contracts at stand-alone selling prices which are agreed upon prior to delivery. The Company satisfies its performance obligation for retail vehicle sales upon delivery when the risks and rewards of ownership and control pass to the customer. The Company recognizes revenue at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. The amount of consideration received for retail vehicle sales includes noncash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received or financing has been arranged. Payments from customers that finance their purchases with third parties are typically due and collected within 30 days of delivery of the retail vehicle. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.

Wholesale Sales and Revenues

The Company sells vehicles to wholesalers. These vehicles sold to wholesalers are primarily acquired from customers and do not meet the Company’s quality standards to list and sell through its website. The Company satisfies its performance obligation for wholesale sales and revenues when the wholesale purchaser obtains control of the underlying vehicle, which is upon delivery or pick up at an auction when the transfer of title, risks and rewards of ownership, and control pass to the wholesale purchaser. The Company recognizes revenue at the amount it expects to receive for the used wholesale vehicle, which is the fixed price determined at the auction, or for wholesale marketplace transactions, at the amount it expects to receive

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
for auction fees charged in facilitating the transaction. The purchase price of the wholesale vehicle is typically due and collected within 30 days of delivery of the wholesale vehicle and auction fees are typically due within two days of a completed sale.

Other Sales and Revenues

Other sales and revenues include gains on the sales of finance receivables, commissions on VSCs, GAP waiver coverage, and customer insurance and interest income received on finance receivables prior to selling them to investors.

Customers purchasing retail vehicles from the Company may enter into contracts for VSCs and, if they finance with the Company, GAP waiver coverage. The prices of VSCs and GAP waiver coverage are set forth in each contract. The Company sells and receives a commission on VSCs under a master dealer agreement with DriveTime, pursuant to which the Company sells VSCs that DriveTime administers and is the obligor. The Company receives a commission on GAP waiver coverage contracts where the administrator of the contract is obligated to reimburse the holder of the underlying finance receivable for a balance that is in excess of the value of the financed vehicle in the event of a total loss. The Company recognizes commission revenue at the time of sale, net of a reserve for estimated contract cancellations. GAP waiver coverage contracts obligate whoever holds the underlying finance receivable to not attempt collection of a balance that is in excess of the value of the financed vehicle in the event of a total loss. GAP waiver coverage is recognized as the performance obligation is satisfied over the period of coverage, generally on a straight-line basis over the expected period the outstanding balance of the related finance receivable will exceed the value of the financed vehicle, less a reserve for cancellations. Upon selling the corresponding finance receivable, the Company recognizes any remaining deferred revenue. The reserve for cancellations of VSCs and GAP waiver coverage contracts is estimated based upon historical experience and recent trends and is reflected as a reduction of other sales and revenues. Changes in these estimates are reflected as an adjustment to other sales and revenues in the period identified.

Under the master dealer agreement with DriveTime, the Company is also contractually entitled to receive profit-sharing revenues based on the performance of the VSCs once a required claims period has passed. This is a form of variable consideration the Company recognizes as revenue to the extent that it is probable that it will not result in a significant revenue reversal. The Company applies the expected value method, utilizing expected VSC performance based on historical claims and cancellation data from its customers, as well as other qualitative assumptions to estimate the amount it expects to receive. The Company reassesses the estimate each reporting period with any changes reflected as an adjustment to other sales and revenues in the period identified. Profit-sharing payments will begin when the underlying VSCs reach a specified level of claims history. As of December 31, 2022 and 2021, the Company had ending receivables of approximately $8 million and $19 million, respectively, related to cumulative profit-sharing payments recognized as revenue to which it expects to be entitled. The receivables are included in other current assets and other assets on the accompanying consolidated balance sheets.

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

For the years ended December 31, 2022, 2021, and 2020, all transfers of finance receivables met the requirements for sale treatment. The Company records the gain on the sale of a finance receivable upon receipt of proceeds, in an amount equal to the fair value of the net proceeds received less the carrying amount of the finance receivable. The Company has made customary representations related to the sales of finance receivables. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the receivables would be accrued if probable and estimable in accordance with ASC 450, Contingencies. Any such obligations are considered in the Company's determination of the accounting for the transfers of the finance receivables under ASC Topic 860, Transfers and Servicing of Financial Assets.

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

Advertising Costs

Advertising production costs are expensed the first time the advertising takes place. All other advertising costs are expensed as incurred. Advertising expenses are included in SG&A expenses on the accompanying consolidated statements of operations. Advertising expense was approximately $490 million, $479 million, and $286 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Equity-Based Compensation

The Company classifies equity-based awards granted in exchange for services as either equity awards or liability awards. The classification of an award as either an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on the fair value of the award at the grant date. Liability awards are re-measured to fair value each reporting period. The Company recognizes equity-based compensation on a straight-line basis over the award’s requisite service period, which is generally the vesting period of the award, less actual forfeitures. No compensation expense is recognized for awards for which participants do not render the requisite services. For equity and liability awards earned based on performance or upon occurrence of a contingent event, when and if the awards will be earned is estimated. If an award is not considered probable of being earned, no amount of equity-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent the estimate of awards considered probable of being earned changes, the amount of equity-based compensation recognized will also change. See Note 13 — Equity-Based Compensation for additional information on equity-based compensation.

Shipping and Handling

The Company's logistics costs related to transporting its used vehicle inventory include fuel, maintenance, and depreciation related to operating its own transportation fleet, and third-party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the inspection and reconditioning center are capitalized to inventory and then included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and were approximately $235 million, $148 million, and $77 million during the years ended December 31, 2022, 2021, and 2020, respectively, excluding compensation and benefits.

Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan (defined contribution plan) for its employees. The plan covers substantially all employees who have attained the age of 18. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. The Company provides matching contributions of 40% up to the first 6% of an employee’s compensation, which vests evenly over the employee’s initial five-year service period. On January 1, 2022, the plan was amended whereby prospective participants' employer matching contributions vest evenly over the employee's initial four-year service period. Employer contributions to the plan, net of forfeitures, were approximately $8 million, $5 million, and $3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Employer

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
contributions are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

The Company has elected the fair value option for its beneficial interests in securitizations, which primarily include notes and certificates of the securitization trusts. Electing the fair value option allows the Company to recognize changes in the fair value of these assets in the period the fair value changes. The changes in fair value are recorded within other expense, net and amounts attributable to interest income are reported in interest expense, net as earned on the accompanying consolidated statements of operations. See Note 18 — Fair Value of Financial Instruments for additional information.

Segments

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Based on the way the Company manages its business, the Company has determined that it currently operates with one operating segment and therefore one reportable segment. The chief operating decision maker focuses on consolidated results in assessing operating performance and allocating resources. Furthermore, the Company offers similar products and

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
services and uses similar processes to sell those products and services to similar classes of customers throughout the United States ("U.S."). Substantially all revenue is generated and all assets are held in the U.S. for all periods presented.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in t he period of enactment. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more likely than not that such assets will not be realized. In making the assessment under the more likely than not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. The assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods by jurisdiction, the Company's experience with loss carryforwards not expiring unutilized, and all tax planning alternatives that may be available. A valuation allowance is recognized if under applicable accounting standards the Company determines it is more likely than not that its deferred tax assets would not be realized. See Note 15 — Income Taxes for additional information.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table summarizes the allocation of the purchase price consideration to identifiable assets acquired and liabilities assumed as of December 31, 2022:

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

Customer relationships were valued using the multi-period excess earnings method of the income approach. Developed technology was valued using the replacement cost method of the cost approach. Significant assumptions used in the valuations were revenues and attrition rate and are classified as Level 3 due to the lack of observable market data. No residual values were assigned to the customer relationships and developed technology intangible assets and they are amortized on an economic useful life basis commensurate with future anticipated cash flows and straight line, respectively. As of December 31, 2022, the remaining weighted-average amortization period for the intangible assets acquired was approximately 6.6 years.

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

For the year ended December 31, 2022, the Company recognized $490 million of wholesale sales and revenues, $472 million of cost of sales, and a net loss of $101 million from ADESA operations, which includes $83 million of depreciation and amortization, including acquired intangible assets amortization expense of $15 million.

The following unaudited pro forma combined results of operations information for the year ended December 31, 2022 and 2021 have been prepared as if the ADESA Acquisition occurred on January 1, 2021:

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Unaudited
	Year ended December 31,
	2022	2021

	(in millions)
Revenues	$13,903	$13,675
Net loss	$(3,024)	$(571)
Net loss attributable to non-controlling interests	(1,343)	(276)
Net loss attributable to Carvana Co.	$(1,681)	$(295)
Net loss per share of Class A common stock - basic and diluted	$(15.89)	$(3.00)
Weighted-average shares of Class A common stock - basic and diluted	105,808	98,459

The unaudited pro forma combined results of operations information reflect the following pro forma adjustments:

	Unaudited
	Year ended December 31,
	2022	2021

	(in millions)
Interest expense	$123	$345
Lease expense	$5	$(16)
Depreciation and amortization expense	$13	$(6)
Intercompany revenues and cost of sales	$(7)	$(20)

The unaudited pro forma combined results of operations information is provided for informational purposes only and is not necessarily intended to represent the results that would have been achieved had the ADESA Acquisition been consummated on January 1, 2021 or indicative of the results that may be achieved in the future.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net, as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(in millions)
Land and site improvements	$1,331	$303
Buildings and improvements	1,267	643
Transportation fleet	673	347
Software	245	169
Furniture, fixtures, and equipment	158	97
Total property and equipment excluding construction in progress	3,674	1,559
Less: accumulated depreciation and amortization on property and equipment	(564)	(294)
Property and equipment excluding construction in progress, net	3,110	1,265
Construction in progress	134	295
Property and equipment, net	$3,244	$1,560

Depreciation and amortization expense on property and equipment was approximately $346 million, $153 million, and $92 million for the years ended December 31, 2022, 2021, and 2020, respectively, of which $183 million, $103 million, and $72 million was recorded to selling, general, and administrative expense, respectively, $49 million, $26 million, and $10 million

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
was capitalized to vehicle inventory, respectively, and $114 million, $24 million, and $10 million was recorded to cost of sales, respectively, including $52 million, $24 million, and $10 previously capitalized to vehicle inventory.

The Company capitalized internal use software costs totaling approximately $85 million, $59 million, and $49 million during the years ended December 31, 2022, 2021, and 2020, respectively, which is included in software and construction in progress in the table above. The Company capitalized approximately $68 million, $45 million, and $36 million during the years ended December 31, 2022, 2021, and 2020, respectively, of payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use.

The Company capitalizes interest in connection with various construction projects to build, upgrade, or remodel certain of its facilities. During the years ended December 31, 2022, 2021, and 2020, the Company incurred total interest costs, net of interest income, of approximately $503 million, $185 million, and $139 million, respectively, of which approximately $17 million, $9 million, and $8 million, respectively, were capitalized.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill and intangible assets, net as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(in millions)
Intangible assets:
Customer relationships	$50	$—
Developed technology	41	9
Non-compete agreements	1	1
Intangible assets, acquired cost	92	10
Less: accumulated amortization	(22)	(6)
Intangible assets, net	$70	$4

Goodwill, beginning of year	$9	$9
ADESA Acquisition	838	—
Impairment	(847)	—
Goodwill, end of year	$—	$9

During the fourth quarter of 2022, the Company's market capitalization declined significantly, with a closing stock price on December 27, 2022 at a historic low of $3.72 per share of Class A common stock. Management determined that a triggering event had occurred, indicating it was more likely than not that the fair value of the Company's single reporting unit was less than its carrying value as of December 31, 2022. Therefore, management performed a quantitative goodwill impairment test for the Company's reporting unit as of December 31, 2022 and as a result recorded a non-cash goodwill impairment charge of $847 million, which is reflected as Goodwill impairment in the accompanying consolidated statements of operations.

The quantitative goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than the carrying value. As of December 31, 2022, and because the Company's single reporting unit had a negative carrying value, management utilized an enterprise value-based income approach to determine the fair value of the reporting unit. The income approach discounts projected free cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average cost of capital, and future economic and market conditions. In connection with this process, management also reconciled the estimated fair value of the Company's single reporting unit to its market capitalization, including consideration of a reasonable control premium, based upon the average price of the Company's Class A common stock over a reasonable period as of the measurement date. Management bases the cash flow forecasts on its knowledge of the automotive industry, recent performance of the Company, its

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
expectations of future performance, and other assumptions management believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Amortization expense was approximately $16 million, $2 million and $2 million during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 6.0 years. The anticipated annual amortization expense to be recognized in future years as of December 31, 2022 is as follows:

Expected Future Amortization
(in millions)
2023	$18
2024	18
2025	14
2026	7
2027	5
Thereafter	8
Total	$70

NOTE 6 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(in millions)
Accounts payable, including $16 and $27, respectively, due to related parties	$232	$141
Accrued interest expense	99	42
Sales taxes and vehicle licenses and fees	76	102
Accrued compensation and benefits	65	45
Reserve for returns and cancellations	60	44
Customer deposits	23	34
Accrued property and equipment	10	85
Accrued advertising costs	7	40
Other accrued liabilities	205	123
Total accounts payable and other accrued liabilities	$777	$656

NOTE 7 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group (together with its consolidated affiliates, collectively, "DriveTime"), a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all of the interests in DriveTime, entered into a lease agreement that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime facilities, including hubs and IRCs (the "DriveTime Lease Agreement"). The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location, with the hub locations having cancellable terms, provided 60 days' prior written notice is given, expiring between 2023 and 2026. The Company has the right

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
to exercise up to two consecutive one-year renewal options at up to ten of these hub locations, less the number of locations renewed under the DriveTime Hub Lease Agreement described below.

In March 2017, the Company and DriveTime entered into a lease agreement that governs the Company's access to and utilization of office and parking space at various DriveTime facilities (the "DriveTime Hub Lease Agreement"). The DriveTime Hub Lease Agreement was most recently amended in July 2021. There is one facility remaining under the DriveTime Hub Lease Agreement, which has a cancellable term, provided 60 days' prior written notice is given, and expires in 2023. The Company has the right to exercise up to two consecutive one-year renewal options at up to ten locations, under the DriveTime Hub Lease Agreement and the DriveTime Lease Agreement described above.

The hub locations under the DriveTime Lease Agreement and the DriveTime Hub Lease Agreement both have cancellable lease terms of less than twelve months with rights to terminate at the Company's election with 60 days' prior written notice and extension options as described above. At non-reconditioning locations, it is not reasonably certain that the Company will exercise its options to extend the leases or abstain from exercising its termination rights within these lease agreements to create a lease term greater than one year and therefore the Company accounts for them as short-term leases. For these locations, the Company makes variable monthly lease payments based on its pro rata utilization of space at each facility plus a pro rata share of each facility’s actual insurance costs and real estate taxes. Management has determined that the costs allocated to the Company are based on a reasonable methodology. The DriveTime Lease Agreement includes the Blue Mound and Delanco IRCs. At both of these locations, the Company expects the lease to continue beyond twelve months, therefore those locations are not considered short-term leases. The Company occupies all of the space at these IRCs and makes monthly lease payments based on DriveTime's actual rent expense. In addition, the Company is responsible for the actual insurance costs and real estate taxes at these IRC locations.

At all locations, the Company is additionally responsible for paying for any tenant improvements it requires to conduct its operations. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

In 2016 and 2018, the Company entered into lease agreements related to an IRC in Tolleson, Arizona, with Verde Investments, Inc., an affiliate of DriveTime ("Verde"), with an initial term of approximately 15 years. In September 2020, to consummate a sale leaseback transaction with an unrelated third party, the Company exercised a pre-existing option to purchase the leased land and related assets from Verde for its net book value of $22 million thus terminating the lease agreement. The Company immediately sold such land and related assets along with the Company's leasehold improvements at the IRC to a third party who simultaneously leased back the land and the IRC to the Company.

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $4 million, $5 million, and $7 million, for the years ended December 31, 2022, 2021, and 2020, respectively, allocated between inventory and selling, general, and administrative expenses.

In February 2019, the Company entered into an agreement to assume a lease of an IRC near Nashville, Tennessee that DriveTime leased from an unrelated landlord. The Company and the unrelated landlord mutually agreed to terminate this lease early, effective December 31, 2022, in exchange for an early termination payment.

Office Leases

In September 2016, the Company entered into a lease for office space in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of another floor in the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company will pay the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was $1 million during each of the years ended December 31, 2022, 2021, and 2020.

In December 2019, Verde purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was $1 million during each of the years ended December 31, 2022, 2021, and 2020.

Wholesale Sales and Revenues

DriveTime purchases and sells wholesale vehicles from the Company through competitive online auctions that are managed by an unrelated third party, and through the Company's wholesale marketplace platform. The Company recognized $32 million, $54 million, and $4 million of wholesale sales and revenues from DriveTime during the years ended December 31, 2022, 2021, and 2020, respectively.

Retail Vehicle Acquisitions and Reconditioning

During the second quarter of 2021, the Company began acquiring reconditioned retail vehicles from DriveTime. The purchase price of each vehicle was equal to the wholesale price of the vehicle plus a fee for transportation and reconditioning services. In addition, DriveTime performs reconditioning services for the Company at DriveTime reconditioning centers. As of December 31, 2022, and 2021, $1 million and $19 million, respectively, of these vehicles were included in vehicle inventory in the accompanying consolidated balance sheets. The Company also recognized $22 million and $62 million of cost of goods sold during the years ended December 31, 2022 and 2021, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the years ended December 31, 2022, 2021, and 2020, the Company recognized $176 million, $186 million, and $94 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. In August 2020 and April 2021, the Company and DriveTime amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing and the scope of DriveTime's after-sale administration services, respectively. During the years ended December 31, 2022, 2021, and 2020, the Company recognized less than $1 million, $20 million, and $11 million, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase and prior to the first quarter of 2020 paid a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. Since the first quarter of 2020, the Company's GAP waiver coverage sales have been administered by an unrelated party. The Company incurred $18 million, $15 million, and $6 million during the years ended December 31, 2022, 2021, and 2020, respectively, related to the administration of limited warranty and GAP waiver coverage.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime, pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
transferred to DriveTime (the "Transferred Contracts"). Finally, in December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). During the year ended December 31, 2022, the Company recognized approximately $3 million related to payments under the Profit Sharing Agreement to which it expects to be entitled.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $10 million, $6 million, and $6 million for the years ended December 31, 2022, 2021, and 2020, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million during each of the years ended December 31, 2022, 2021, and 2020 under this agreement.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the years ended December 31, 2022, 2021, and 2020.

Accounts Payable Due to Related Party

As of December 31, 2022 and 2021, $16 million and $27 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Contributions of Class A Common Stock From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in the fourth quarter of 2021, the Company's CEO, Ernest Garcia III ("Mr. Garcia"), committed to giving then-current employees 23 shares of Class A common stock from his personal shareholdings once employees reach their two-year employment anniversary ("CEO Milestone Gift" or "Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vest after they complete their second year of employment, for a total of 435,035 RSUs granted during the period. For every gift that vests, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia contributes to the Company, at the end of each fiscal quarter, the number of shares of Class A common stock, granted pursuant to the CEO Milestone Gift, that have vested during such quarter. The shares contributed shall be shares of Class A common stock that Mr. Garcia individually owns, at no charge. The contribution is intended to fund RSU awards to certain employees of the Company upon their satisfying the applicable employment tenure requirements. During the year ended December 31, 2022, 128,133 RSUs vested and were contributed by Mr. Garcia. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has agreed to indemnify Mr. Garcia from any such obligations that may arise.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with Ally Bank and Ally Financial Inc. (collectively the "Ally Parties"). Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. Throughout 2021 and 2022, the Company and the Ally Parties have amended the MPSA to, among other things and subject to the terms of the agreement, broaden the set of finance receivables covered by the MPSA and provide additional flexibility in the timing of sales of finance receivables. In March 2021, the Ally Parties committed to purchase up to a maximum of $4.0 billion of principal balances of finance receivables through March 2022. On each of March 17, 2022 and March 22, 2022, the Company and the Ally Parties amended the MPSA to extend the scheduled commitment termination date to March 21, 2023 and increase the Ally Parties' commitment to purchase automotive finance receivables to $5.0 billion. In addition, on November 1, 2022, January 13, 2023, and January 20, 2023, the Company and the Ally Parties further amended the MPSA to, in aggregate, consolidate and reflect the several previously executed amendments to the MPSA facility and streamline the funding mechanics associated with the sale of finance receivables to the Ally Parties, extend the scheduled commitment termination date to January 12, 2024, and establish a commitment on the part of the Ally Parties to purchase up to a maximum of $4.0 billion of principal balances of finance receivables between January 13, 2023 and the scheduled commitment termination date.

During the years ended December 31, 2022, 2021, and 2020, the Company sold approximately $3.8 billion, $2.1 billion, and $2.2 billion, respectively, in principal balances of finance receivables under the MPSA and had approximately $1.2 billion of unused capacity as of December 31, 2022.

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

During the years ended December 31, 2022, 2021 and 2020, the Company sold approximately $2.4 billion, $5.0 billion and $900 million, respectively, in principal balances of finance receivables through securitization transactions.

Fixed Pool Loan Sales

In 2020, the Company further expanded its finance platform by completing fixed pool loan sales to a new financing partner on terms substantially similar to the Company’s securitization transactions and MPSA sales, including a sale of approximately $320 million in principal balances of finance receivables in December 2020. There were no such transactions during 2021 or 2022.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $411 million, $718 million, and $218 million during the years ended December 31, 2022, 2021, and 2020, respectively, which is included in other sales and revenues in the accompanying consolidated statements of operations.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of December 31, 2022, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying consolidated balance sheets, which as of December 31, 2022 and 2021 were $321 million and $382 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of December 31, 2022 and 2021.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at December 31, 2022 and 2021. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	December 31, 2022		December 31, 2021
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$252	$252	$282	$282
Certificates and other assets	69	69	100	100
Total unconsolidated VIEs	$321	$321	$382	$382

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. As described in Note 10 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$268	$252	$282	$282
Certificates and other assets	43	69	93	100
Total securities available for sale	$311	$321	$375	$382

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 10 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 16 — Leases, as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021

	(in millions)
Asset-based financing:
Floor plan facility	$569	$1,877
Finance receivable facilities	965	176
Financing of beneficial interest in securitizations	268	282
Notes payable	3	10
Real estate financing	486	447
Total asset-based financing	2,291	2,792
Senior notes	5,725	2,450
Total debt	8,016	5,242
Less: current portion	(1,638)	(2,154)
Less: unamortized debt issuance costs (1)	(82)	(34)
Total included in long-term debt, net	$6,296	$3,054

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

Under the Floor Plan Facilities, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding balances related to vehicles held in inventory for more than 150 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facilities and subsequently reborrow such amounts. The Floor Plan Facilities also require monthly interest payments and that at least 12.5% of the total principal amount owed to the lender is held as restricted cash.

The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter under the Floor Plan Facilities.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of December 31, 2022, the Company had $569 million outstanding under the 12-Month Floor Plan Facility, unused capacity of $1.6 billion, and held $71 million in restricted cash related to this facility. As of December 31, 2022, the Company had no amount outstanding under the 18-Month Floor Plan Facility, unused capacity of $2.0 billion, which becomes available following the maturity and repayment of the 12-Month Floor Plan Facility, and held no amount in restricted cash related to this facility. During the year ended December 31, 2022, the Company's effective interest rate on the 12-Month Floor Plan Facility was approximately 3.57%.

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

In January 2020, the Company entered into an agreement pursuant to which a lender agreed to provide a revolving credit facility, which was subsequently increased to $500 million, to fund certain automotive finance receivables originated by the Company. In June 2021, the Company amended its agreement to, among other things, extend the maturity date to January 24, 2023. In January 2023, the Company amended its agreement to, among other things, adjust the line of credit to $300 million, and extend the maturity date to January 24, 2024.

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

The Finance Receivables Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of December 31, 2022 and 2021, the Company had $965 million and $176 million, respectively, outstanding under these Finance Receivable Facilities, unused capacity of $1.6 billion and $1.9 billion, respectively, and held $36 million and $67 million, respectively, in restricted cash related to these Finance

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Receivable Facilities. For the years ended December 31, 2022 and 2021, the Company's effective interest rate on these Finance Receivable Facilities was approximately 2.93% and 1.64%.

Long-Term Debt

Senior Unsecured Notes

The Company has issued various tranches of senior unsecured notes (collectively, the "Senior Notes") each under a separate indenture (collectively, the "Indentures"), as further described below.

The following table summarizes components of the Company's senior secured notes:

	December 31, 2022	December 31, 2021	Interest Rate

	(in millions, except percentages)
2025 Senior Unsecured Notes due October 1, 2025 ("2025 Notes")	$500	$500	5.625%
2027 Senior Unsecured Notes due April 15, 2027 ("2027 Notes")	600	600	5.500%
2028 Senior Unsecured Notes due October 1, 2028 ("2028 Notes")	600	600	5.875%
2029 Senior Unsecured Notes due September 1, 2029 ("2029 Notes")	750	750	4.875%
2030 Senior Unsecured Notes due May 1, 2030 ("2030 Notes")	3,275	—	10.250%
Total principal amount	5,725	2,450
Less: unamortized debt issuance cost	(76)	(28)
Total debt	$5,649	$2,422

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

The Indentures contain restrictive covenants that limit the ability of the Company and certain of its subsidiaries to, among other things and subject to certain exceptions, incur additional debt or issue preferred stock, create new liens, make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants may be suspended if any

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
of the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings. As of December 31, 2022, the Company was in compliance with all debt covenants.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of December 31, 2022 and 2021, the outstanding principal of these notes had a weighted-average interest rate of 7.5% and 6.4%, respectively, and totaled $3 million and $10 million, respectively, net of unamortized debt issuance costs, of which $1 million and $7 million, respectively, was due within the next twelve months and is included in current portion of long-term debt in the accompanying consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of December 31, 2022, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of December 31, 2022 and 2021, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $483 million and $444 million, respectively, and was included in long-term debt in the accompanying consolidated balance sheets.

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

As of December 31, 2022 and 2021, the Company has pledged $268 million and $282 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from April 2023 to September 2029. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $265 million and $279 million, as of December 31, 2022 and 2021, respectively, of which $102 million and $93 million, respectively was included in current portion of long-term debt in the accompanying consolidated balance sheets.

The following table summarizes the aggregate principal maturities due in each period for notes payable, Senior Notes, real estate financing, and financing of beneficial interests in securitizations as of December 31, 2022. Maturities related to financing

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
of beneficial interests in securitizations are estimated based on expected timing of payments from the securitization trusts to the lender.

As of December 31, 2022

(in millions)
2023	$105
2024	76
2025	553
2026	29
2027	608
Thereafter	5,111
Total	$6,482

NOTE 11 — STOCKHOLDERS' EQUITY (DEFICIT)

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

Carvana Group's amended and restated LLC Agreement provides for two classes of common ownership interests in Carvana Group: (i) Class A Units and (ii) Class B Units (together, the "LLC Units"). Carvana Co. is required to, at all times, maintain (i) a four-to-five ratio between the number of shares of Class A common stock issued and outstanding by Carvana Co. and the number of Class A Units owned by Carvana Co. (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities and subject to adjustment as set forth in the exchange agreement (the "Exchange Agreement") further discussed below, and taking into account Carvana Co. Sub LLC's 0.1% ownership interest in Carvana, LLC) and (ii) a four-to-five ratio between the number of shares of Class B common stock owned by the original holders of LLC units prior to the IPO (the "Original LLC Unitholders") and the number of Class A Units owned by the Original LLC Unitholders. The Company may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only if an Original LLC Unitholder elects to exchange them, together with 1.25 times as many LLC Units, for consideration from the Company. Such consideration from the Company can be, at the Company's election, either shares of Class A common stock or cash.

As of December 31, 2022 and 2021, there were 236 million and 216 million Class A Units, respectively, and 1 million and 3 million Class B Units, respectively (as adjusted for the participation thresholds and closing price of Class A common stock on December 31, 2022 and 2021), issued and outstanding. As discussed in Note 13 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

Equity Offerings

On April 1, 2020, the Company completed a registered direct offering to investors of 13.3 million shares of its Class A common stock at an offering price of $45.00 per share and received net proceeds from the offering of $600 million. Ernest

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Garcia II, through Verde, and Ernest Garcia III each invested $25 million, or 0.6 million shares of the Class A common stock, in the offering. The Company used the net proceeds to purchase 16.7 million newly-issued LLC Units in Carvana Group.

On May 21, 2020, the Company completed a public equity offering of 5 million shares of its Class A common stock at an offering price of $92.00 per share and received net proceeds from the offering of $459 million. The Company used the net proceeds to purchase 6.3 million newly-issued LLC Units in Carvana Group.

On April 26, 2022, the Company completed a public offering of 15.625 million shares of its Class A common stock at an offering price of $80 for total net proceeds of $1.2 billion, after deducting underwriting discounts and offering expenses. The Garcia Parties purchased an aggregate of 5.4 million shares of the Class A common stock offered at the public offering price. The Company used the net proceeds to purchase 19.5 million newly-issued LLC Units in Carvana Group.

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

During the years ended December 31, 2022 and 2021, certain LLC Unitholders exchanged less than 1 million and 16 million LLC Units and zero and 13 million shares of Class B common stock for less than 1 million and 13 million newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, Carvana Co. received less than 1 million and 16 million LLC Units during the years ended December 31, 2022 and 2021, respectively, increasing its total ownership interest in Carvana Group, and canceled the exchanged shares of Class B common stock.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group, LLC amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of its Senior Notes, as discussed further and defined in Note 10 — Debt Instruments. On October 2, 2020, Carvana Group, LLC amended and restated its LLC Agreement to, among other things, authorize the issuance of 1.1 million Class A Non-Convertible Preferred Units to be sold to Carvana Co. in connection with the issuance of its 2025 and 2028 Notes and authorize the issuance of additional Class A Non-Convertible Preferred Units, in each case in consideration for the capital contribution made or deemed to have been made by Carvana Co. of the net proceeds of senior unsecured notes issuances. On March 29, 2021, Carvana Group, LLC issued 0.6 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2027 Notes. On August 16, 2021, Carvana Group LLC issued 0.8 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2029 Notes. On May 6, 2022, Carvana Group LLC issued 3.3 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2030 Notes. Carvana Co. used its net proceeds from the 2023 Notes, (which have since been repurchased), the 2025 and 2028 Notes, the 2027 Notes, the 2029 Notes, and the 2030 Notes to purchase 0.6 million, 1.1 million, 0.6 million, 0.8 million, and 3.3 million, respectively, of Class A Non-Convertible Preferred Units.

When Carvana Co. makes payments on the Senior Notes, Carvana Group makes an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit is canceled and retired. As discussed further in Note 10 — Debt Instruments, the Company redeemed its 2023 Notes on October 2, 2020 using a portion of its net proceeds from the issuance of its 2025 and 2028 Notes, at which point 0.6 million Class A Non-Convertible Preferred Units were canceled and retired.

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

During the years ended December 31, 2022, 2021, and 2020, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of approximately $1 million, $43 million, and $33 million, respectively, which have been included in exchanges of LLC Units in the accompanying consolidated statements of stockholders' equity (deficit). During the years ended December 31, 2022, and 2020, Carvana Co. utilized its net proceeds from its equity offerings to purchase LLC Units, which resulted in adjustments to increase non-controlling interests and to decrease additional paid-in capital by approximately $554 million, and $644 million, respectively, which have been included in adjustment to non-controlling interests related to equity offerings in the accompanying consolidated statements of stockholders' equity (deficit). No LLC Units were purchased during 2021.

As of December 31, 2022, Carvana Co. owned approximately 55.9% of Carvana Group with the LLC Unitholders owning the remaining 44.1%. The net loss attributable to the non-controlling interests on the accompanying consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	For the Years Ended December 31,
	2022	2021	2020

	(in millions)
Transfers from (to) non-controlling interests:
Decrease as a result of issuance of Class A common stock	$(554)	$—	$(644)
Increase as a result of exchanges of LLC Units	1	43	33
Total transfers from (to) non-controlling interests	$(553)	$43	$(611)

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 13 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the years ended December 31, 2022, 2021, and 2020 is as follows:

	For the Years Ended December 31,
	2022	2021	2020

	(in millions)
Class B Units	$—	$—	$1
Restricted Stock Units and Awards excluding those granted in relation to the CEO Milestone Gift	41	35	21
Restricted Stock Units granted in relation to the CEO Milestone Gift	39	—	—
Options	13	11	7
Class A Units	—	1	2
Total equity-based compensation	93	47	31
Equity-based compensation capitalized to property and equipment	(8)	(7)	(6)
Equity-based compensation capitalized to inventory	(16)	(1)	—
Equity-based compensation, net of capitalized amounts	$69	$39	$25

During the years ended December 31, 2022, 2021, and 2020, the Company capitalized $8 million, $7 million, and $6 million, respectively, of equity-based compensation to property and equipment related to software development and real estate projects and $16 million, $1 million, and less than $1 million, respectively, to inventory related to reconditioning and inbound transportation of vehicles. All other equity-based compensation is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2022, unrecognized equity-based compensation related to outstanding awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2022 is presented in the table below. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

	Unrecognized Equity-Based Compensation Related to Outstanding Awards (in millions)	Remaining Weighted-Average Amortization Period (in years)
Restricted Stock Units and Awards	$109	3.0
Options	31	2.8
Total unrecognized equity-based compensation	$140

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Under the 2017 Incentive Plan 14 million shares of Class A common stock are available for issuance, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards to employees, directors, officers, and consultants. The majority of equity granted by the Company vests over four-year periods based on continued employment with the Company. As of December 31, 2022, approximately 7 million shares remain available for future equity-based award grants under this plan. In addition, the number of shares authorized for issuance under the 2017 Incentive Plan is subject to an automatic annual increase of the lesser of two percent of our outstanding common stock or an amount determined by the Compensation and Nominating Committee of our Board. While the Compensation and Nominating Committee determined not to increase the number of shares authorized for issuance in prior years, the automatic annual increase on January 1, 2023 was approved. After taking into account the automatic annual increase on January 1, 2023 there were approximately 9 million shares remaining available for future equity-based award grants under the 2017 Incentive Plan.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Restricted Stock Awards and Restricted Stock Units

Restricted stock awards ("RSAs") entitle recipients to vote and to receive all dividends declared with respect to such shares, payable upon vesting. RSAs vest over a period of two to five years, subject to the recipient's continued employment or service. During the year ended December 31, 2022, the Company issued certain employees an aggregate of approximately 0.1 million RSAs pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $34.21. The Company determined the grant-date fair value of the RSAs based on the closing price of the Company's Class A common stock on the grant date. The Company did not grant any RSAs during the years ended December 31, 2021 and 2020.

Restricted stock units ("RSUs") do not entitle recipients to vote or receive dividends. RSUs generally vest over a period of four years, subject to the recipient's continued employment. During the years ended December 31, 2022, 2021, and 2020, the Company issued certain employees an aggregate of approximately 3.5 million, 0.3 million, and 0.3 million RSUs, respectively, pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $65.26, $288.27, and $110.00, respectively. The Company determined the grant-date fair value of the RSUs based on the closing price of the Company's Class A common stock on the grant date. RSUs are settled in shares of Class A common stock on a one-to-one basis within thirty days of vesting. As discussed in Note 7 — Related Party Transactions, the RSUs granted during the year ended December 31, 2022 include approximately 0.5 million RSUs granted in connection with the CEO Milestone Gift for which the Company recognized approximately $39 million of equity-based compensation, a portion of which related to the production of the Company's used vehicle inventory and was therefore capitalized to inventory.

RSA and RSU activity during the years ended December 31, 2022, 2021, and 2020 was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2020	928	$48.04
Granted	342	$110.00
Settled	(475)	$45.80
Forfeited	(57)	$70.89
Outstanding and nonvested at December 31, 2020	738	$76.43

Granted	258	$288.27
Settled	(385)	$86.57
Forfeited	(58)	$132.88
Outstanding and nonvested at December 31, 2021	553	$162.32

Granted	3,482	$65.26
Settled	(432)	$113.96
Forfeited	(951)	$134.83
Outstanding and nonvested at December 31, 2022	2,652	$52.62

Employee Stock Purchase Plan

In May 2021, the Company adopted an employee stock purchase plan (the "ESPP"). On July 1, 2021, the ESPP went into effect. The ESPP allows substantially all employees, excluding members of senior management, to acquire shares of the Company's Class A common stock through payroll deductions over six-month offering periods, commencing on January 1 and July 1 of each year. The per share purchase price is equal to 90% of the fair market value of a share of the Company's Class A common stock on the last day of the offering period. Participant purchases are limited to maximums that may vary between $10,000 and $25,000 of stock per calendar year. The Company is authorized to grant up to 0.5 million shares of Class A common stock under the ESPP.

During the years ended December 31, 2022 and 2021, the Company issued 86,352 and 2,494 shares of Class A common stock, respectively, and as of December 31, 2022, 411,154 shares of Class A common stock remained available for future

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
issuance. During both years ended December 31, 2022 and 2021, the Company incurred less than $1 million of equity-based compensation expense related to the ESPP.

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

Stock option activity during the years ended December 31, 2022, 2021, and 2020 was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	1,147	$30.07	8.3	$71
Options granted	179	$88.56		n/a
Options exercised	(195)	$27.82		$24
Options forfeited or expired	(59)	$16.52		n/a
Outstanding at December 31, 2020	1,072	$41.01	7.7	$213

Options granted	97	$178.42		n/a
Options exercised	(75)	$24.32		$20
Options forfeited or expired	(28)	$27.62		n/a
Outstanding at December 31, 2021	1,066	$39.74	6.7	$183

Options granted	297	$119.53		n/a
Options exercised	(89)	$37.89		$7
Options forfeited or expired	(9)	$30.97		n/a
Outstanding at December 31, 2022	1,265	$80.26	6.4	$—

Vested and exercisable as of December 31, 2022	823	$52.04	5.5	$—
Expected to vest as of December 31, 2022	442	$132.91	8.1	$—

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company determined the grant-date fair value of the options granted during the years ended December 31, 2022, 2021, and 2020 using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2022	2021	2020
Expected volatility(1)	69.2%	67.1%	70.1%
Expected dividend yield	—%	—%	—%
Expected term (in years)(2)	6.28	6.14	6.14
Risk-free interest rate	2.0%	0.7%	1.4%
Weighted-average grant-date fair value per option	$74.85	$178.41	$53.62
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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the Class A Unit activity for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Class A Units
	Number of Class A Units (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	221
Granted	—	n/a
Exchanged	(100)	$18.58
Forfeited	—	n/a
Outstanding at December 31, 2020	121

Granted	—	n/a
Exchanged	(36)	$18.58
Forfeited	—	n/a
Outstanding at December 31, 2021	85

Granted	—	n/a
Exchanged	—	n/a
Forfeited	(6)	$18.58
Outstanding at December 31, 2022	79

Vested as of December 31, 2022	79	$18.58
Expected to vest as of December 31, 2022	—	n/a

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the Class B Unit activity for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Class B Units
	Number of Class B Units (in thousands)	Weighted-Average Participation Threshold per Class B Unit
Outstanding at January 1, 2020	5,168	$3.51
Granted	—	n/a
Exchanged	(1,991)	$1.22
Forfeited	(14)	$5.81
Outstanding at December 31, 2020	3,163	$4.94

Granted	—	n/a
Exchanged	(535)	$1.70
Forfeited	(1)	$12.00
Outstanding at December 31, 2021	2,627	$5.60

Granted	—	n/a
Exchanged	(61)	$5.75
Forfeited	—	n/a
Outstanding at December 31, 2022	2,566	$5.60

Vested as of December 31, 2022	2,566	$5.60
Expected to vest as of December 31, 2022	—	n/a

NOTE 14 — LOSS PER SHARE

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted net loss per share during the years ended December 31, 2022, 2021, and 2020:

	For the years ended December 31,
	2022	2021	2020

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net loss	$(2,894)	$(287)	$(462)
Net loss attributable to non-controlling interests	(1,307)	(152)	(291)
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(1,587)	$(135)	$(171)
Denominator:
Weighted-average shares of Class A common stock outstanding	100,848	82,839	65,074
Nonvested weighted-average restricted stock awards	(20)	(34)	(93)
Weighted-average shares of Class A common stock outstanding, basic and diluted	100,828	82,805	64,981
Net loss per share of Class A common stock, basic and diluted	$(15.74)	$(1.63)	$(2.63)

Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net loss per share of Class A common stock for the years ended December 31, 2022, 2021, and 2020:

	For the years ended December 31,
	2022	2021	2020
	(in thousands)

Options (1)	1,265	1,066	1,072
Restricted Stock Units and Awards (1)	64	666	757
Class A Units (2)	82,963	89,773	100,700
Class B Units (2)	1,559	2,217	3,321
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

NOTE 15 — INCOME TAXES

As described in Note 1 — Business Organization and Note 11 — Stockholders' Equity (Deficit), as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. was formed on November 29, 2016 and did not engage in any operations prior to the IPO. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Net loss before income taxes was $2.9 billion, $286 million, and $462 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company had an income tax expense of $1 million for the years ended December 31, 2022, and 2021, and an income tax benefit of less than $1 million for the year ended December 31, 2020.

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2022	2021	2020

	(in millions)
Federal - Current	$2	$2	$—
Federal - Deferred	(1)	(1)	—
	1	1	—

State - Current	—	—	—
State - Deferred	—	—	—
	—	—	—

Total Expense (Benefit)	$1	$1	$—

A reconciliation of the U.S. federal rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in millions)
Expected U.S. federal income taxes at statutory rate	$(607)	21.0%	$(60)	21.0%	$(97)	21.0%
Loss attributable to non-controlling interests	274	(9.5)%	32	(11.2)%	62	(13.5)%
State taxes	(64)	2.2%	(8)	2.8%	(9)	2.0%
Stock based compensation	—	—%	(16)	5.6%	(5)	1.1%
Valuation allowance	398	(13.7)%	53	(18.5)%	56	(12.0)%
Effect due to LLC flow-through structure	—	—%	—	—%	(7)	1.5%
Income tax expense (benefit)	$1	—%	$1	(0.3)%	$—	0.1%

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the tax basis in an asset or liability and its reported amount under U.S. GAAP. These temporary differences result in taxable or deductible amounts in future years. The components of the Company’s deferred tax assets are as follows:

	Years Ended December 31,
	2022	2021

	(in millions)
Deferred tax assets:
Investment in Carvana Group	$1,471	$1,391
Net operating loss carryforward	451	193
Interest expense carryforward	130	50
Tax credit carryforward	6	4
Other	2	1
Total gross deferred tax assets	2,060	1,639
Valuation allowance	(2,058)	(1,638)
Total deferred tax assets, net of valuation allowance	$2	$1

Deferred tax liabilities:
Intangibles	$(1)	$(1)

Total deferred tax assets and liabilities	$1	$—

As of December 31, 2022 and 2021, the Company had federal and state net operating loss carry forwards of $1.9 billion and $801 million, respectively. Federal losses that arose prior to 2018 will begin to expire in 2037. Federal losses generated after 2017 will be carried forward indefinitely.

As described in Note 11 — Stockholders' Equity (Deficit), the Company acquired less than 1 million and 16 million LLC Units during the year ended December 31, 2022 and 2021, respectively, in connection with exchanges with Existing LLC Unitholders. During the year ended December 31, 2022 and 2021, respectively, the Company recorded a gross deferred tax asset of $22 million and $908 million associated with the basis difference in its investment in Carvana Group related to the acquisition of the LLC Units which is reflected as an increase to additional paid-in capital in the accompanying statements of stockholders' equity (deficit).

As described in Note 11 — Stockholders' Equity (Deficit), the Company issued 15.625 million shares of its Class A common stock and received net proceeds from the offering of $1.2 billion. The Company utilized the proceeds to purchase 19.5 million newly issued Class A units in Carvana Group. The Company recognized a gross deferred tax asset of approximately $20 million from the offering, associated with a portion of the basis difference resulting from this purchase of LLC Units, which is reflected as an increase to additional paid-in capital in the accompanying consolidated statements of stockholders' equity (deficit).

As described in Note 3 — Business Combinations, the Company acquired ADESA on May 9, 2022. The Company made an election under Section 336(e) of the United States Internal Revenue Code of 1986, as amended (the “Code”) and Section 338 of the Code to treat the acquisition as a deemed asset acquisition for income tax purposes and as such will receive a step up in asset basis and will be able to amortize the acquired Goodwill under Section 197 of the Code over a 15-year period. The total Goodwill amortization expense for the year ended December 31, 2022, is $37 million.

During the year ended December 31, 2022, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance of $2.1 billion against its deferred tax assets. The Company has $2 million in deferred tax assets and $1 million in deferred tax liabilities from separate tax filing entities that are not available to offset its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of the year ended December 31, 2022 and 2021, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the years ended December 31, 2022 and 2021 was an expense of 0.0% and 0.3%, respectively, related to its wholly-owned subsidiaries.

Tax Receivable Agreement

Carvana Co. expects to obtain an increase in its share of the tax basis in the net assets of Carvana Group when LLC Units are exchanged by the Existing LLC Unitholders and other qualifying transactions. As described in Note 11 — Stockholders' Equity (Deficit), each change in outstanding shares of Class A common stock results in a corresponding increase or decrease in Carvana Co.'s ownership of LLC Units. The Company intends to treat any exchanges of LLC Units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Carvana Co. would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

As of December 31, 2022, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of December 31, 2022, the total unrecorded TRA liability is approximately $1.6 billion. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Uncertain Tax Positions

Based on the Company's analysis of tax positions taken on income tax returns filed, no uncertain tax positions existed as of December 31, 2022, 2021, and 2020. Carvana Co. was formed in November 2016 and did not engage in any operations prior to the IPO and associated organizational transactions. Carvana Co. was not required to file 2016 tax returns and filed its first tax returns for the tax year 2017, the first year it became subject to examination by taxing authorities for U.S. federal and state

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
income tax purposes. Carvana Group is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. Carvana Group has filed income tax returns for years through 2021. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed.

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

Operating Leases

As of December 31, 2022, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, IRCs, storage, parking, and corporate offices. The initial terms expire at various dates between 2023 and 2038. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options.

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

Lease Costs and Activity

The Company's lease costs and activity during the years ended December 31, 2022, 2021, and 2020 were as follows:

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31,
	2022	2021	2020

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$95	$38	$17
Interest obligations under finance leases	19	8	4
Total finance lease costs	$114	$46	$21

Operating leases:
Fixed lease costs to non-related parties (1)	$129	$56	$29
Fixed lease costs to related parties	5	6	7
Variable short-term lease costs to related parties	1	1	2
Total operating lease costs	$135	$63	$38

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties	$83	$35	$18
Operating lease liabilities to related parties	$5	$5	$7
Interest payments on finance lease liabilities	$19	$8	$4

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$139	$56	$20

(1) The year ended December 31, 2022 includes $28 million of lease termination fees, net of amounts written off for the corresponding operating lease right-of-use assets and operating lease liabilities which were terminated.

Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of December 31, 2022:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
2023	$115	$5	$93	$98	$213
2024	103	3	96	99	202
2025	91	2	92	94	185
2026	74	2	88	90	164
2027	31	2	81	83	114
Thereafter	4	2	304	306	310
Total minimum lease payments	418	16	754	770	1,188
Less: amount representing interest	(44)	(3)	(200)	(203)	(247)
Total lease liabilities	$374	$13	$554	$567	$941

(1) Leases that are on a month-to-month basis, short-term leases, and lease extensions that the Company does not expect to exercise are not included.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(2) Related party lease payments exclude rent payments due under the DriveTime Lease Agreement and the DriveTime Hub Lease Agreement for locations where the Company shares space with DriveTime, as those are variable lease payments contingent upon the Company's utilization of the leased assets.

As of December 31, 2022 and 2021, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of December 31, 2022, 2021, and 2020 were as follows, excluding short-term operating leases:

	December 31,
	2022	2021	2020
Weighted average remaining lease terms (years)
Operating leases	8.4	9.2	9.8
Finance leases	4.2	4.4	4.4
Weighted-average discount rate
Operating leases	7.1%	7.2%	8.3%
Finance leases	5.7%	5.4%	5.3%

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $19 million and $16 million, as of December 31, 2022 and 2021, respectively, and is included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets.

Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $168 million in aggregate over the next six years, as of December 31, 2022. These purchase obligations are recorded as liabilities when the services are rendered.

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business for a publicly traded auto retail and e-commerce company. For example, the Company is currently a party to legal and regulatory disputes, including putative class action and shareholder derivative lawsuits, alleging, among other things, the violation of federal securities and antitrust laws and state laws regarding stockholders' rights and the titling and registration of vehicles sold to its customers. These disputes include, but are not limited to, In re Carvana Co. Securities Litigation, United States District Court for the District of Arizona (Case No. CV-22-2126-PHX-MTL); City of Warwick Retirement System v. Carvana Co., et al., Maricopa County, Arizona Superior Court (Case No. CV2022-013054); In re Carvana Co. Stockholders Litigation, Delaware Chancery Court (Case No. 2020-0415-KSJM); Neal Vestal v. Carvana Co., et al., Delaware Chancery Court (Case No. 2022-0609-KSJM); Taiae Bradley v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 2:22-cv-02525-MMB); Dana Jennings, et al. v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 5:21-cv-05400-EGS); and Mountaineer Motors of Lenoir, LLC v. Carvana, LLC, et al., United States District Court for the Western District of North Carolina (Case No. 5:22-cv-00171).

The Company believes the claims in these matters are not material or are without merit and intends to defend the matters vigorously. The Company also continues to work closely with government agencies to respond to their requests. It is not possible to determine the probability of loss or estimate damages, if any, for any of the above matters, and therefore, the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Company has not established reserves for any of these proceedings. If the Company determines that a loss is both probable and reasonably estimable, the Company will record a liability, and, if the liability is material, disclose the amount of the liability reserved. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on the Company's business, results of operations, financial condition or cash flows.

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

The following tables are a summary of fair value measurements and hierarchy level at December 31, 2022 and 2021:

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$272	$272	$—	$—
Beneficial interests in securitizations	321	—	—	321

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$154	$154	$—	$—
Beneficial interests in securitizations	382	—	—	382

(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents in the accompanying consolidated balance sheets.

As of December 31, 2022 and 2021, the Company has purchase price adjustment receivables of approximately $37 million and $34 million, respectively, which are carried at fair value and classified as other assets in the accompanying consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a gain of approximately $14 million and $20 million during the years ended December 31, 2022 and 2021, respectively, and are reflected in other expense (income), net in the accompanying consolidated statements of operations.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
there is a lack of observable changes in the economic inputs. When the securitization transaction does not occur in close proximity to the end of the period and there have been observable changes in the economic inputs, beneficial interests in securitizations are classified as Level 3.

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of December 31, 2022 and 2021, the discount rates were 7.1% to 11.3% and 1.1% to 10.0%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense (income), net in the accompanying consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis.
There were no transfers out of Level 3 during the years ended December 31, 2022 and 2021.

In December 2021, the Company began selling certain of its beneficial interests in securitizations that meet the criteria for sale set forth in the Risk Retention Rules. For the years ended December 31, 2022 and 2021, the Company sold beneficial interests in securitizations for a purchase price totaling $43 million and $1 million, respectively.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021

	(in millions)
Opening Balance	$382	$131
Received in securitization transactions	148	338
Cash receipts	(172)	(93)
Change in fair value	6	7
Sales of beneficial interests	(43)	(1)
Ending Balance	$321	$382

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the years ended December 31, 2022 and 2021. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The fair value of the Senior Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021

	(in millions)
Carrying value, net of unamortized debt issuance costs	$5,649	$2,422
Fair value	2,533	2,411

The fair value of finance receivables, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

	(in millions)
Carrying value	$1,334	$356
Fair value	1,437	392

Investment in Equity Securities

During October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to by the accounting standards and recorded the investment at its cost of $126 million, which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through December 31, 2022. On August 12, 2022, Root effected a reverse stock split of its Class A common stock and Class B common stock at a ratio of 18:1, whereby each 18 shares of Root's Class A common stock and Class B common stock were automatically combined into one share of Class A common stock or Class A common stock, respectively (the "Reverse Stock Split"). The shares of Root's Class A common stock issuable to the Company on the conversion of the Series A convertible preferred shares were adjusted proportionally.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were to be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Warrants"). On September 1, 2022, the integrated auto insurance solution, which embedded into the Company's e-commerce platform (the "Integrated Platform"), was completed. One tranche of the Warrants, consisting of 2.4 million shares, as adjusted pursuant to the Reverse Stock Split, became exercisable upon completion of the Integrated Platform, and is considered a derivative instrument. The other tranches vest based on insurance product sales through the Integrated Platform and are considered derivative instruments. The Company used a Monte Carlo simulation to estimate the fair value of these Warrants, which are classified as Level 3. At contract inception the Company recognized an asset of $30 million for the Warrants and deferred revenue, classified in other assets and other liabilities, respectively in the accompanying consolidated balance sheets. During the year ended December 31, 2022, the Company determined it was probable that the volume of insurance products required to earn the Warrants would be achieved and recorded an additional $75 million of Warrants and deferred revenue

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
based on the contract inception date fair value as determined by the Monte Carlo simulation. The Warrants and deferred revenue are classified in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets.

The following table presents changes in the Company's Level 3 Warrants measured at fair value:

2022
(in millions)
Balance at December 31, 2021	$6
Warrants to acquire Root's Class A common stock	75
Total unrealized loss (1)	(79)
Balance at December 31, 2022	$2

(1) The Company recognized the decrease in fair value in relation to the Warrants to acquire Root's Class A common stock through other expense (income), net in the accompanying consolidated statements of operations. The Company recognized a decrease in fair value of $79 million and $24 million during the years ended December 31, 2022 and 2021, respectively.

Derivative Instruments

As of December 31, 2022 and 2021, the Company had no other outstanding derivative instruments.

NOTE 19 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the years ended December 31, 2022, 2021, and 2020:

	For the Years Ended December 31,
	2022	2021	2020

	(in millions)
Supplemental cash flow information:
Cash payments for interest, including $0, $0, and $1, respectively, to related parties	$423	$152	$95
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$18	$102	$36
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$375	$253	$71
Property and equipment acquired under finance leases	$326	$152	$78
Warrants to acquire Root Class A common stock	$75	$30	$—
Equity-based compensation expense capitalized to property and equipment	$8	$7	$6
Fair value of beneficial interests received in securitization transactions	$148	$338	$65
Reductions of beneficial interests in securitizations and associated long-term debt	$134	$38	$28

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same amounts shown in the accompanying consolidated statements of cash flows for all periods presented:

	December 31,
	2022	2021	2020

	(in millions)
Cash and cash equivalents	$434	$403	$301
Restricted cash	194	233	28
Total cash, cash equivalents, and restricted cash	$628	$636	$329

NOTE 20 — SUBSEQUENT EVENTS

Tax Asset Preservation Plan

The Company has generated a federal net operating loss ("NOL") carryforward of $1.8 billion through the year ended December 31, 2022, and it may generate NOL carryforwards in future years.

Section 382 of the Code of 1986 contains rules that limit the ability of a company that undergoes an "ownership change" as defined in Section 382 of the Code to utilize its NOL carryforwards and certain built-in losses recognized in years after the ownership change. A company generally experiences an ownership change if the percentage of the value of its stock owned by certain “5-percent shareholders,” as such term is defined in Section 382 of the Code, increases by more than 50 percentage points over a rolling three-year period. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.

If the Company undergoes an ownership change for purposes of Section 382 of the Code as a result of future transactions involving its stock, including purchases or sales of stock by current or future 5% shareholders or new issuance of stock by the Company, its ability to use its NOL carryforwards and to recognize certain built-in losses would be subject to the limitations of Section 382 of the Code. Depending on the resulting limitation, a significant portion of the Company's NOL carryforwards could expire before the Company would be able to use them or could be significantly delayed in their application to offsetting income.

The Company has entered into a Section 382 Rights Agreement (the “Tax Asset Preservation Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with NOL carryforwards and built-in losses under Section 382 of the Code. The Tax Asset Preservation Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Class A common stock (any such person an “Acquiring Person”), without the approval of the Company’s Board.

In connection therewith, on January 16, 2023, the Board declared a dividend of one preferred share purchase right (a “Right”) for each share of Class A common stock, par value $0.001 per share, of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Shares”) at a price of $50.00 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The Rights will separate and begin trading separately from the Class A common stock, and right certificates will be caused to evidence the Rights, on the earlier to occur of (i) the Close of Business (as such term is defined in the Tax Asset Preservation Plan) on the tenth day following a public announcement, or the public disclosure of facts indicating, that a Person (as such term is defined in the Tax Asset Preservation Plan) or group of affiliated or associated Persons has acquired Beneficial Ownership (as such term is defined in the Tax Asset Preservation Plan) of 4.9% or more of the outstanding Class A common stock (an “Acquiring Person”) (or, in the event that the Board determines to effect an exchange in accordance with Section 24 of the Tax Asset Preservation Plan and the Board determines that a later date is advisable, then such later date) and (ii) the Close of Business on the tenth Business Day (or such later date as may be determined by action of the Board prior to such time as any Person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer the consummation of which would result in the Beneficial Ownership by a Person or group of 4.9% or more of the outstanding Class A common stock (the earlier of such dates, the “Distribution Date”). If issued, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void) will

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
become exercisable for Class A common stock having a value equal to two times the exercise price of the Right. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting or liquidation rights.

Master Purchase and Sale Agreement

Effective January 13, 2023, the Company amended its Master Purchase and Sale Agreement to increase the commitment of the purchaser to purchase up to a maximum of $4.0 billion of principal balances of finance receivables from the amendment date through January 12, 2024.

Finance Receivable Facilities

In January 2023, the Company amended one of its agreements governing one of its short-term revolving credit facilities to, among other things, adjust the line of credit from $500 million to $300 million, and extend the maturity date to January 24, 2024.

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

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation during the fourth quarter of 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information about our equity compensation plans under which our Class A common stock is authorized for issuance as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options (2)	Weighted-average exercise price of outstanding options (3)	Number of securities remaining available for future issuance under equity compensation plans (2)(4)(5)
Equity compensation plans approved by security holders (1)	1,265	$80.26	7,162
Equity compensation plans not approved by security holders	—	$—	—
Total	1,265	$80.26	7,162

(1) Includes awards granted and available for future issuance under our 2017 Omnibus Incentive Plan and offerings under our Employee Stock Purchase Plan, which was approved in 2021. As of December 31, 2022, there were 7,161,642 shares of Class A common stock outstanding under our equity compensation plans, which includes 6,750,488 shares of Class A common stock outstanding under the 2017 Omnibus Incentive Plan and 411,154 shares of Class A common stock outstanding under the Employee Stock Purchase Plan.

(2) Presented in thousands.
(3) The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSAs or RSUs, which have no exercise price.
(4) Consists of shares available under the ESPP and shares available under the 2017 Omnibus Plan.
(5) The number of shares authorized for issuance under the 2017 Omnibus Incentive Plan is subject to an automatic annual increase of the lesser of two percent of our outstanding common stock or an amount determined by the Compensation and Nominating Committee of our Board. The number of securities remaining available for future issuances under equity compensation plans does not include 2,120,736 shares added to the 2017 Omnibus Incentive Plan pursuant to the automatic annual increase on January 1, 2023.

The information required by Item 403 of Regulation S-K is incorporated by reference to Carvana’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1	Financial Statements: The Consolidated Financial Statements of Carvana are set forth in Part II, Item 8 of this Form 10-K.
2	Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts.

Schedule II - Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Reductions	Balance at end of period

	(in millions)
Deferred tax asset valuation allowance:
Year ended December 31, 2022	$1,638	$398	$22	(1)	$—	$2,058
Year ended December 31, 2021	$677	$53	$908	(1)	$—	$1,638
Year ended December 31, 2020	$215	$55	$407	(1)	$—	$677

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
3.3
Certificate of Designations of Series B Preferred Stock of Carvana Co., as filed with the Secretary of State of the State of Delaware on January 17, 2023 (incorporated by reference to Exhibit 3.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on January 17, 2023).

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

4.10	Form of 10.2500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).
4.11
Supplemental Indenture, dated as of May 9, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 10.2500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.12
Supplemental Indenture, dated as of May 9, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.4 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.13
Supplemental Indenture, dated as of May 9, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 5.875% Senior Notes due 2028 (incorporated by reference to Exhibit 4.5 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.14
Supplemental Indenture, dated as of May 9, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 5.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.6 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.15
Supplemental Indenture, dated as of May 9, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 5.625% Senior Notes due 2025 (incorporated by reference to Exhibit 4.7 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.16	Description of Registrant's Securities, filed herewith.
4.17
Section 382 Rights Agreement, dated as of January 16, 2023, between Carvana Co. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on January 17, 2023).

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

10.3
Amendment to Fifth Amended and Restated Limited Liability Company Agreement of Carvana Group, LLC, dated December 9, 2022, by and among Carvana Group, LLC and its Members (as defined therein), filed herewith.

10.4
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

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.7†	Carvana Group, LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.8†	Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).
10.9†	First Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on June 6, 2017).
10.10†	Second Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).
10.11†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.12†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.13†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.14†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.8 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.15†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
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

10.22*
Inventory Financing and Security Agreement, dated as of September 22, 2022, among Carvana, LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 22, 2022).

10.23*
Second Amended and Restated Master Purchase and Sale Agreement, dated as of November 1, 2022, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.3 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC of November 3, 2022).

10.24
First Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated as of January 13, 2022, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on January 17, 2023).

10.25
Second Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated January 20, 2023, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on January 20, 2023).

10.26
Omnibus Amendment No. 2 to the Ally Flow transaction, dated as of January 4, 2018 (incorporated by reference to Exhibit 10.44 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on March 6, 2018).

10.27
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

10.29*
Second Addendum to the Master Dealer Agreement, effective August 31, 2020 among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2020).

10.30
Third Addendum to the Master Dealer Agreement, effective April 19, 2021, among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc., and Carvana, LLC,(incorporated by reference to Exhibit 10.4 to Carvana Co.'s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2021).

10.31†	Non-Compete Agreement between Carvana, LLC and Ernest C. Garcia III (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on November 1, 2018).
10.32
Contribution Agreement between Carvana Co. and Ernest C. Garcia III, dated February 22, 2022 (incorporated by reference to Exhibit 10.51 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on February 24, 2022).

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
* Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request.

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 23, 2023	Carvana Co.
(Registrant)

	By:	/s/ Ernest Garcia III
Ernest Garcia III
President, Chief Executive Officer and Chairman
February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest Garcia III	President, Chief Executive Officer, and Chairman	February 23, 2023
Ernest Garcia III

/s/ Mark Jenkins	Chief Financial Officer	February 23, 2023
Mark Jenkins

/s/ Stephen Palmer	Vice President of Accounting and Finance	February 23, 2023
Stephen Palmer

/s/ Michael Maroone	Director	February 23, 2023
Michael Maroone

/s/ Ira Platt	Director	February 23, 2023
Ira Platt

/s/ Dan Quayle	Director	February 23, 2023
Dan Quayle

/s/ Greg Sullivan	Director	February 23, 2023
Greg Sullivan

/s/ Neha Parikh	Director	February 23, 2023
Neha Parikh