Form 10-Q
period 2023-03-31
CARVANA CO.
filed 2023-05-04
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 1, 2023, the registrant had 106,182,391 shares of Class A common stock outstanding and 82,900,276 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$488	$434
Restricted cash	206	194
Accounts receivable, net	342	253
Finance receivables held for sale, net	1,606	1,334
Vehicle inventory	1,485	1,876
Beneficial interests in securitizations	312	321
Other current assets, including $6 and $6, respectively, due from related parties	177	182
Total current assets	4,616	4,594
Property and equipment, net	3,195	3,244
Operating lease right-of-use assets, including $13 and $14, respectively, from leases with related parties	519	536
Intangible assets, net	65	70
Other assets, including $1 and $1, respectively, due from related parties	251	254
Total assets	$8,646	$8,698
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities, including $13 and $16, respectively, due to related parties	$864	$777
Short-term revolving facilities	1,703	1,534
Current portion of long-term debt	201	201
Other current liabilities, including $4 and $4, respectively, from leases with related parties	82	80
Total current liabilities	2,850	2,592
Long-term debt, excluding current portion	6,553	6,574
Operating lease liabilities, excluding current portion, including $9 and $9, respectively, from leases with related parties	493	507
Other liabilities	72	78
Total liabilities	9,968	9,751
Commitments and contingencies (Note 17)
Stockholders' deficit:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 106,047 and 106,037 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 82,900 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,576	1,558
Accumulated deficit	(2,236)	(2,076)
Total stockholders' deficit attributable to Carvana Co.	(660)	(518)
Non-controlling interests	(662)	(535)
Total stockholders' deficit	(1,322)	(1,053)
Total liabilities & stockholders' deficit	$8,646	$8,698
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended March 31,
	2023	2022
Sales and operating revenues:
Retail vehicle sales, net	$1,827	$2,732
Wholesale sales and revenues, including $5 and $14, respectively, from related parties	618	575
Other sales and revenues, including $36 and $48, respectively, from related parties	161	190
Net sales and operating revenues	2,606	3,497
Cost of sales, including $1 and $9, respectively, to related parties	2,265	3,199
Gross profit	341	298
Selling, general and administrative expenses, including $8 and $6, respectively, to related parties	472	727
Interest expense	159	64
Other (income) expense, net	(2)	13
Net loss before income taxes	(288)	(506)
Income tax (benefit) provision	(2)	—
Net loss	(286)	(506)
Net loss attributable to non-controlling interests	(126)	(246)
Net loss attributable to Carvana Co.	$(160)	$(260)
Net loss per share of Class A common stock, basic and diluted	$(1.51)	$(2.89)
Weighted-average shares of Class A common stock outstanding, basic and diluted (1)	106,011	90,095
(1) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
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

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2022	106,037	$—	82,900	$—	$1,558	$(2,076)	$(535)	$(1,053)
Net loss	—	—	—	—	—	(160)	(126)	(286)
Exchanges of LLC Units	14	—	—	—	1	—	(1)	—
Contribution of Class A common stock from related party	(16)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	39	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(30)	—	—	—	—	—	—	—
Options exercised	3	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	17	—	—	17
Balance, March 31, 2023	106,047	$—	82,900	$—	$1,576	$(2,236)	$(662)	$(1,322)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(286)	$(506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	93	37
Equity-based compensation expense	15	28
Loss on disposal of property and equipment	1	1
Provision for bad debt and valuation allowance	10	5
Amortization and write-off of debt issuance costs	8	6
Unrealized loss on warrants to acquire Root's Class A common stock	—	5
Unrealized (gain) loss on beneficial interests in securitization	(1)	10
Changes in finance receivable related assets:
Originations of finance receivables	(1,428)	(1,985)
Proceeds from sale of finance receivables, net	1,116	1,906
Gain on loan sales	(64)	(105)
Principal payments received on finance receivables held for sale	73	61
Other changes in assets and liabilities:
Vehicle inventory	385	(133)
Accounts receivable	(91)	(5)
Other assets	3	(43)
Accounts payable and accrued liabilities	101	117
Operating lease right-of-use assets	17	(106)
Operating lease liabilities	(12)	113
Other liabilities	(6)	1
Net cash used in operating activities	(66)	(593)
Cash Flows from Investing Activities:
Purchases of property and equipment	(32)	(220)
Proceeds from disposal of property and equipment	12	—
Payments for acquisitions, net of cash acquired	(7)	—
Principal payments received on and proceeds from sale of beneficial interests	8	12
Net cash used in investing activities	(19)	(208)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	1,858	5,231
Payments on short-term revolving facilities	(1,689)	(4,498)
Proceeds from issuance of long-term debt	19	20
Payments on long-term debt	(37)	(36)
Proceeds from equity-based compensation plans	—	2
Tax withholdings related to restricted stock units and awards	—	(12)
Net cash provided by financing activities	151	707
Net increase (decrease) in cash, cash equivalents and restricted cash	66	(94)
Cash, cash equivalents and restricted cash at beginning of period	628	636
Cash, cash equivalents and restricted cash at end of period	$694	$542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub LLC (collectively, "Carvana Co."), together with its consolidated subsidiaries (the "Company"), is the leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Using the website, customers can complete all phases of a used vehicle transaction, including financing their purchase, trading in their current vehicle, and purchasing complementary products such as vehicle service contracts ("VSC"), auto insurance, and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

Organization

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016, for the purpose of completing its initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Carvana Group, except the Company's Senior Notes (as defined in Note 10 — Debt Instruments) which were issued by Carvana Co. and are guaranteed by its and Carvana Group's existing domestic restricted subsidiaries, excluding ADESA US Auction, LLC ("ADESA"), and its subsidiaries, which the Company designated as unrestricted subsidiaries under the Indentures (as defined below) in March 2023.

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 11 — Stockholders' Equity (Deficit), the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of March 31, 2023, Carvana Co. owned approximately 55.9% of Carvana Group and the LLC Unitholders (as defined in Note 11 — Stockholders' Equity (Deficit)) owned the remaining 44.1%.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company's most recent Annual Report on Form 10-K filed on February 23, 2023.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2023, results of operations and changes in stockholder's equity (deficit) for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Liquidity

Since inception, the Company has incurred losses, and expects to incur additional losses in the future as it shifts priorities to focus on driving profitability through operating efficiency and reducing expenses. Historically, the Company's capital and liquidity needs were primarily satisfied through its debt and equity financings, results of operations, floor plan facility, and Finance Receivable Facilities (as defined below), certain of which facilities expire within the next twelve months. The Company plans to extend the maturity date of these facilities within the next year by amending its existing facilities or by entering into new agreements. In January 2023, the Company amended its Master Purchase and Sale Agreement for the purchaser to purchase up to a maximum of $4.0 billion of the Company's finance receivables from the amendment date through January 2024, and such facility had approximately $3.3 billion of unused capacity as of March 31, 2023. In addition, the Company has a $2.2 billion floor plan facility through September 22, 2023, and an additional $2.0 billion floor plan facility thereafter through March 22, 2024, with such facility having approximately $1.7 billion of unused capacity as of March 31, 2023. Management believes that current working capital, cash flows from operations, and expected continued or new financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Recently Issued But Not Yet Adopted Accounting Standards

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. ASU 2023-01 clarifies the accounting for leasehold improvements associated with common control leases. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those years. The Company does not expect the update to have a material effect on its consolidated financial statements.

NOTE 3 — BUSINESS COMBINATIONS

Acquisition of ADESA U.S. Physical Auction Business

On May 9, 2022, the Company completed its acquisition of 100% of the equity interests in the U.S. physical auction business of ADESA from KAR Auction Services, Inc. for approximately $2.2 billion in cash (the "ADESA Acquisition"). Proceeds from the issuance and sale of the 2030 Notes (as defined below) were used to fund the acquisition. The acquisition included 56 auction sites throughout the U.S. with 6.5 million square feet of buildings on more than 4,000 acres of land, significantly expanding the Company's infrastructure and enhancing its customer offering by facilitating a broader selection of vehicles and faster delivery times.

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

Customer relationships were valued using the multi-period excess earnings method of the income approach. Developed technology was valued using the replacement cost method of the cost approach. Significant assumptions used in the valuations were forecasted revenues and attrition rate and are classified as Level 3 due to the lack of observable market data. No residual values were assigned to the customer relationships and developed technology intangible assets and they are amortized on an economic useful life basis commensurate with future anticipated cash flows and straight line, respectively. As of March 31, 2023, the remaining weighted-average amortization period for the intangible assets acquired was approximately 6.3 years.

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

For the three months ended March 31, 2023, the Company recognized $211 million of wholesale sales and revenues, $185 million of cost of sales, and a net loss of $18 million from ADESA operations, which includes $31 million of depreciation and amortization, including acquired intangible assets amortization expense of $5 million.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following unaudited pro forma combined results of operations information for the three months ended March 31, 2022 have been prepared as if the ADESA Acquisition occurred on January 1, 2021:

Unaudited
Three Months Ended March 31,
2022

(in millions)
Revenues	$3,712
Net loss	(590)
Net loss attributable to non-controlling interests	(262)
Net loss attributable to Carvana Co.	$(328)
Net loss per share of Class A common stock - basic and diluted	$(3.10)
Weighted-average shares of Class A common stock - basic and diluted	105,720

The unaudited pro forma combined results of operations information reflect the following pro forma adjustments:

Unaudited
Three Months Ended March 31,
2022

(in millions)
Interest expense	$87
Lease expense	$4
Depreciation and amortization expense	$6
Intercompany revenues and cost of sales	$(5)

The unaudited pro forma combined results of operations information is provided for informational purposes only and is not necessarily intended to represent the results that would have been achieved had the ADESA Acquisition been consummated on January 1, 2021 or indicative of the results that may be achieved in the future.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

	(in millions)
Land and site improvements	$1,333	$1,331
Buildings and improvements	1,299	1,267
Transportation fleet	652	673
Software	267	245
Furniture, fixtures and equipment	153	158
Total property and equipment excluding construction in progress	3,704	3,674
Less: accumulated depreciation and amortization on property and equipment	(612)	(564)
Property and equipment excluding construction in progress, net	3,092	3,110
Construction in progress	103	134
Property and equipment, net	$3,195	$3,244

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Depreciation and amortization expense on property and equipment was $100 million and $54 million for the three months ended March 31, 2023 and 2022, respectively, of which $44 million and $36 million were recorded to selling, general and administrative expense, respectively, $12 million and $10 million were capitalized to vehicle inventory, respectively, and $44 million and $8 million were recorded to cost of sales, respectively, including $19 million and $8 million previously capitalized to vehicle inventory.

NOTE 5 — INTANGIBLE ASSETS

The following table summarizes intangible assets, net as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

	(in millions)
Intangible assets:
Customer relationships	$50	$50
Developed technology	41	41
Non-compete agreements	1	1
Intangible assets, acquired cost	92	92
Less: accumulated amortization	(27)	(22)
Intangible assets, net	$65	$70

Amortization expense was $5 million and less than $1 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 5.7 years. The anticipated annual amortization expense to be recognized in future years as of March 31, 2023, is as follows:

Expected Future Amortization
(in millions)
Remainder of 2023	$13
2024	18
2025	14
2026	7
2027	5
Thereafter	8
Total	$65

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 6 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

	(in millions)
Accounts payable, including $13 and $16, respectively, due to related parties	$264	$232
Accrued interest expense	198	99
Sales taxes and vehicle licenses and fees	80	76
Accrued compensation and benefits	71	65
Reserve for returns and cancellations	60	60
Customer deposits	34	23
Accrued advertising costs	7	7
Accrued property and equipment	3	10
Other accrued liabilities	147	205
Total accounts payable and other accrued liabilities	$864	$777

NOTE 7 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group (together with its consolidated affiliates, collectively, “DriveTime”) a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all of the interests in DriveTime, entered into a lease agreement (the "DriveTime Lease Agreement") that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime facilities, including hubs and inspection and reconditioning centers. The DriveTime Lease Agreement was most recently amended in December 2018. Lease duration varies by location, with leases expiring between 2023 and 2026.

In March 2017, the Company and DriveTime entered into a lease agreement that governs the Company's access to and utilization of office and parking space at various DriveTime facilities (the "DriveTime Hub Lease Agreement"). The DriveTime Hub Lease Agreement was most recently amended in July 2021. There is one facility remaining under the DriveTime Hub Lease Agreement, which expires in 2023. The Company intends to allow this last facility to expire without renewal.

The hub locations under the DriveTime Lease Agreement and the DriveTime Hub Lease Agreement both have cancellable lease terms of less than twelve months with rights to terminate at the Company's election with 60 days' prior written notice and certain one-year renewal options provided. At non-reconditioning locations, it is not reasonably certain that the Company will exercise its options to extend the leases or abstain from exercising its termination rights within these lease agreements to create a lease term greater than one year and therefore the Company accounts for them as short-term leases. For these locations, the Company makes variable monthly lease payments based on its pro rata utilization of space at each facility plus a pro rata share of each facility’s actual insurance costs and real estate taxes. Management has determined that the costs allocated to the Company are based on a reasonable methodology, and the Company is currently the sole occupant under both lease agreements. The DriveTime Lease Agreement includes the Blue Mound and Delanco inspection and reconditioning centers. At both of these locations, the Company expects the lease to continue beyond twelve months, therefore those locations are not considered short-term leases. The Company occupies all of the space at these inspection and reconditioning centers and makes monthly lease payments based on DriveTime's actual rent expense. In addition, the Company is responsible for the actual insurance costs and real estate taxes at these inspection and reconditioning centers locations.

At all locations, the Company is additionally responsible for paying for any tenant improvements it requires to conduct its operations. Management has determined that the costs allocated to the Company are based on a reasonable methodology.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In February 2017, the Company entered into a lease agreement with DriveTime for sole occupancy of a fully operational inspection and reconditioning center in Winder, Georgia. The lease has an initial term of eight years, subject to the Company's ability to exercise three renewal options of five years each.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $1 million during each of the three months ended March 31, 2023 and 2022, allocated between inventory and selling, general and administrative expenses.

Office Leases

In September 2016, the Company entered into a lease for office space in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of another floor in the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company will pay the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was less than $1 million during each of the three months ended March 31, 2023 and 2022.

In December 2019, Verde Investments, Inc., an affiliate of DriveTime ("Verde") purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was less than $1 million during each of the three months ended March 31, 2023 and 2022.

Wholesale Sales and Revenues

DriveTime purchases and sells wholesale vehicles from and to the Company through competitive online auctions that are managed by an unrelated third party, and through the Company's wholesale marketplace platform. The Company recognized $5 million and $14 million of wholesale sales and revenues from DriveTime during the three months ended March 31, 2023 and 2022, respectively.

Retail Vehicle Acquisitions and Reconditioning

During the second quarter of 2021, the Company began acquiring reconditioned retail vehicles from DriveTime. The purchase price of each vehicle was equal to the wholesale price of the vehicle plus a fee for transportation and reconditioning services. In addition, DriveTime performs reconditioning services for the Company at DriveTime reconditioning centers. As of March 31, 2023 and 2022, less than $1 million and $16 million, respectively, related to vehicles and reconditioning services were included in vehicle inventory in the accompanying unaudited condensed consolidated balance sheets. The Company also recognized less than $1 million and $9 million of cost of goods sold during the three months ended March 31, 2023 and 2022, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the three months ended March 31, 2023 and 2022, the Company recognized $35 million and $47 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. In August 2020 and April 2021, the Company and DriveTime amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing and the scope of DriveTime's after-sale administration services, respectively. During each of the three

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
months ended March 31, 2023 and 2022, the Company recognized $1 million related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase and prior to the first quarter of 2020 paid a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. Since the first quarter of 2020, the Company's GAP waiver coverage sales have been administered by an unrelated party. The Company incurred $4 million during each of the three months ended March 31, 2023 and 2022, respectively, related to the administration of limited warranty.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime, pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). Finally, in December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). During the three months ended March 31, 2023, the Company recognized less than $1 million in revenues under the Profit Sharing Agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $4 million and $2 million during the three months ended March 31, 2023 and 2022, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three months ended March 31, 2023 and 2022.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the three months ended March 31, 2023 and 2022.

Accounts Payable Due to Related Party

As of March 31, 2023 and December 31, 2022, $13 million and $16 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Contributions of Class A Common Stock From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in the fourth quarter of 2021, the Company's CEO, Ernest Garcia III ("Mr. Garcia"), committed to giving then-current employees 23 shares of Class A common stock each from his personal shareholdings once employees reach their two-year employment anniversary ("CEO Milestone Gift" or "Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vest after they complete their second year of employment, for a total of 435,035 RSUs granted during the period. For every gift that vests, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia contributes to the Company, at the end of each fiscal quarter, the number of shares of Class A common stock, granted pursuant to the CEO Milestone Gift, that have vested during such quarter. The shares contributed shall be shares of Class A common stock that Mr. Garcia individually owns, at no charge. The contribution is intended to fund RSU awards to certain employees of the Company upon their satisfying the applicable employment tenure requirements. During the three months ended March 31, 2023 and 2022, 15,847 and 97,336 RSUs, respectively, vested and were contributed by Mr. Garcia. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has agreed to indemnify Mr. Garcia from any such obligations that may arise.

NOTE 8 — FINANCE RECEIVABLE SALE AGREEMENTS

The Company originates loans for its customers and sells them to partners and investors pursuant to finance receivable sale agreements. Historically, the Company has sold loans through two types of arrangements: forward flow agreements and fixed pool loan sales, including securitization transactions.

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with Ally Bank and Ally Financial Inc. (collectively the "Ally Parties"). Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. The Company and the Ally Parties amended the MPSA at various times throughout 2021 and 2022, and on January 13, 2023 and January 20, 2023 the MPSA was further amended to extend the scheduled commitment termination date to January 12, 2024, and establish a commitment by the Ally Parties to purchase up to a maximum of $4.0 billion of principal balances of finance receivables between January 13, 2023 and the scheduled commitment termination date. Finally, the Company and the Ally Parties entered into an additional amendment to the MPSA on March 24, 2023 to broaden the scope of finance receivables eligible for sale to the Ally Parties.

During the three months ended March 31, 2023 and 2022, the Company sold $0.7 billion and $0.5 billion, respectively, in principal balances of finance receivables under the MPSA and had $3.3 billion of unused capacity as of March 31, 2023.

Securitization Transactions

The Company sponsors and establishes securitization trusts to purchase finance receivables from the Company. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that the Company sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. The net proceeds from the sales are the fair value of the assets obtained as part of the transactions and typically include cash and at least 5% of the beneficial interests issued by the securitization trusts to comply

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
with the Risk Retention Rules (as defined below), as further discussed in Note 9 — Securitizations and Variable Interest Entities.

During the three months ended March 31, 2023 and 2022, the Company sold $0.4 billion and $1.4 billion, respectively, in principal balances of finance receivables through securitization transactions.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $64 million and $105 million during the three months ended March 31, 2023 and 2022, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of March 31, 2023, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of March 31, 2023 and December 31, 2022 were $312 million and $321 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of March 31, 2023 and December 31, 2022.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at March 31, 2023 and December 31, 2022. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	March 31, 2023		December 31, 2022
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$247	$247	$252	$252
Certificates and other assets	65	65	69	69
Total unconsolidated VIEs	$312	$312	$321	$321

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. As described in Note 10 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$261	$247	$268	$252
Certificates and other assets	48	65	43	69
Total securities available for sale	$309	$312	$311	$321

NOTE 10 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 16 — Leases, as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022

	(in millions)
Asset-based financing:
Floor plan facility	$543	$569
Finance receivable facilities	1,160	965
Financing of beneficial interest in securitizations	261	268
Notes payable	2	3
Real estate financing	486	486
Total asset-based financing	2,452	2,291
Senior notes	5,725	5,725
Total debt	8,177	8,016
Less: current portion	(1,809)	(1,638)
Less: unamortized debt issuance costs (1)	(78)	(82)
Total included in long-term debt, net	$6,290	$6,296

(1) The unamortized debt issuance costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the accompanying unaudited condensed consolidated balance sheets. Unamortized debt issuance

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
costs related to revolving debt arrangements are presented within other assets on the accompanying unaudited condensed consolidated balance sheets and not included here.

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

Under the Floor Plan Facilities, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding balances related to vehicles held in inventory for more than 150 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is equal to the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facilities and subsequently reborrow such amounts. The Floor Plan Facilities also require monthly interest payments and that at least 12.5% of the total principal amount owed to the lender is held as restricted cash.

The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter under the Floor Plan Facilities.

As of March 31, 2023, the Company had $543 million outstanding under the 12-Month Floor Plan Facility, unused capacity of $1.7 billion, and held $68 million in restricted cash related to this facility. As of March 31, 2023, the Company had no amount outstanding under the 18-Month Floor Plan Facility, which becomes available following the maturity and repayment of the 12-Month Floor Plan Facility, unused capacity of $2.0 billion, and held no amount in restricted cash related to this facility. During the three months ended March 31, 2023, the Company's effective interest rate on the 12-Month Floor Plan Facility was approximately 7.55%.

As of December 31, 2022, the Company had $569 million outstanding under the 12-Month Floor Plan Facility, unused capacity of $1.6 billion, and held $71 million in restricted cash related to this facility. As of December 31, 2022, the Company had no amount outstanding under the 18-Month Floor Plan Facility, which becomes available following the maturity and repayment of the 12-Month Floor Plan Facility, unused capacity of $2.0 billion, and held no amount in restricted cash related to this facility. For the year ended December 31, 2022, the Company's effective interest rate on the 12-Month Floor Plan Facility was approximately 3.57%.

Active Finance Receivable Facilities

The Company has various short-term revolving credit facilities to fund certain finance receivables originated by the Company prior to selling them, which are typically secured by the finance receivables pledged to them (the "Finance Receivable Facilities").

In January 2020, the Company entered into an agreement pursuant to which a lender agreed to provide a revolving credit facility, which was subsequently increased to $500 million, to fund certain finance receivables originated by the Company. In June 2021, the Company amended its agreement to, among other things, extend the maturity date to January 24, 2023. In January 2023, the Company amended its agreement to, among other things, adjust the line of credit to $300 million, and extend the maturity date to January 24, 2024.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In February 2020, the Company entered into an agreement pursuant to which a second lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase the line of credit to $600 million, and extend the maturity date to December 8, 2023.

In April 2021, the Company entered into an agreement pursuant to which a third lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase this line of credit to $600 million. In September 2022, the Company amended its agreement to extend the maturity date to March 30, 2024.

In October 2021, the Company entered into an agreement pursuant to which a fourth lender agreed to provide a $350 million revolving credit facility to fund certain finance receivables originated by the Company. The commitment termination date for this facility occurred on April 15, 2023 and it was not extended.

In March 2022, the Company entered into an agreement pursuant to which a fifth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. The Company can draw upon this facility until September 18, 2023.

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of March 31, 2023 and December 31, 2022, the Company had $1.2 billion and $965 million, respectively, outstanding under these Finance Receivable Facilities, unused capacity of $1.2 billion and $1.6 billion, respectively, and held $43 million and $36 million, respectively, in restricted cash related to these Finance Receivable Facilities. During the three months ended March 31, 2023, the Company's effective interest rate on these Finance Receivable Facilities was approximately 6.18%. For the year ended December 31, 2022, the Company's effective interest rate on these Finance Receivable Facilities was approximately 2.93%.

Long-Term Debt

Senior Unsecured Notes

The Company has issued various tranches of senior unsecured notes (collectively, the "Senior Notes") each under a separate indenture (collectively, the "Indentures"), as further described below.

The following table summarizes components of the Company's senior unsecured notes:

	March 31, 2023	December 31, 2022	Interest Rate

	(in millions, except percentages)
2025 Senior Unsecured Notes due October 1, 2025 ("2025 Notes")	$500	$500	5.625%
2027 Senior Unsecured Notes due April 15, 2027 ("2027 Notes")	600	600	5.500%
2028 Senior Unsecured Notes due October 1, 2028 ("2028 Notes")	600	600	5.875%
2029 Senior Unsecured Notes due September 1, 2029 ("2029 Notes")	750	750	4.875%
2030 Senior Unsecured Notes due May 1, 2030 ("2030 Notes")	3,275	3,275	10.250%
Total principal amount	5,725	5,725
Less: unamortized debt issuance cost	(73)	(76)
Total debt	$5,652	$5,649

Each of the 2025 Notes, the 2027 Notes, the 2028 Notes and the 2029 Notes were issued pursuant to an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The 2030

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Notes were issued pursuant to an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. Interest on each of the Senior Notes is payable semi-annually, beginning on April 1, 2021 for the 2025 Notes and 2028 Notes, October 15, 2021 for the 2027 Notes, March 1, 2022 for the 2029 Notes, and November 1, 2022 for the 2030 Notes. The Senior Notes mature as specified in the table above unless earlier repurchased or redeemed and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed for inventory, finance receivables, securitization facilities, immaterial subsidiaries, or unrestricted subsidiaries). In March 2023, the Company designated ADESA and its subsidiaries as unrestricted subsidiaries under the
Indentures.

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

The Indentures contain restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things and subject to certain exceptions, incur additional debt or issue preferred stock, create new liens, make intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations. Certain of these covenants may be suspended if any of the Senior Notes are assigned an investment grade rating from any two of Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch Ratings.

In the first quarter of 2023, the Company launched offers to eligible holders of Senior Notes to exchange any and all of their Senior Notes for up to an aggregate principal amount of $1.0 billion of new 9.0%/12.0% Cash/PIK Toggle Senior Secured Second Lien Notes due 2028. Subsequent to March 31, 2023, the Company increased the exchange offer consideration for certain Senior Notes and extended the scheduled expiration of the offers to May 17, 2023.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. Each note has a fixed annual interest rate, a two- to five-year term and requires monthly payments. As of March 31, 2023 and December 31, 2022, the outstanding principal of these notes had a weighted-average interest rate of 7.9% and 7.5%, respectively, and totaled $2 million and $3 million, respectively, net of unamortized debt issuance costs, of which less than $1 million and $1 million, respectively, was due within the next twelve months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of March 31, 2023, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of March 31, 2023 and December 31, 2022, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
issuance costs, was $483 million for both periods and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of March 31, 2023 and December 31, 2022, the Company has pledged $261 million and $268 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from April 2023 to March 2030. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $258 million and $265 million as of March 31, 2023 and December 31, 2022, respectively, of which $102 million for both periods was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2023, the Company was in compliance with all debt covenants.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of March 31, 2023 and December 31, 2022, there were 236 million Class A Units and 1 million Class B Units (as adjusted for the participation thresholds and closing price of Class A common stock on March 31, 2023 and December 31, 2022) issued and outstanding. As discussed in Note 13 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

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

During the three months ended March 31, 2023 and 2022, certain LLC Unitholders exchanged less than 1 million LLC Units and no shares of Class B common stock for less than 1 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received less than 1 million LLC Units during each of the three months ended March 31, 2023 and 2022, increasing its total ownership interest in Carvana Group.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group, LLC amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of its Senior Notes, as discussed further and defined in Note 10 — Debt Instruments. On October 2, 2020, Carvana Group, LLC amended and restated its LLC Agreement to, among other things, authorize the issuance of 1.1 million Class A Non-Convertible Preferred Units to be sold to Carvana Co. in connection with the issuance of its 2025 and 2028 Notes and authorize the issuance of additional Class A Non-Convertible Preferred Units, in each case in consideration for the capital contribution made or deemed to have been made by Carvana Co. of the net proceeds of senior unsecured notes issuances. On March 29, 2021, Carvana Group, LLC issued 0.6 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2027 Notes. On August 16, 2021, Carvana Group LLC issued 0.8 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2029 Notes. On May 6, 2022, Carvana Group LLC issued 3.3 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2030 Notes. Carvana Co. used its net proceeds from certain Senior Unsecured Notes due 2023, (which have since been repurchased), the 2025 and 2028 Notes, the 2027 Notes, the 2029 Notes, and the 2030 Notes to purchase 0.6 million, 1.1 million, 0.6 million, 0.8 million, and 3.3 million, respectively, of Class A Non-Convertible Preferred Units.

When Carvana Co. makes payments on the Senior Notes, Carvana Group makes an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit is canceled and retired.

Tax Asset Preservation Plan

On January 16, 2023, the Company entered into a Section 382 Rights Agreement (the “Tax Asset Preservation Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with federal net operating loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The Tax

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Asset Preservation Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of the Company's outstanding Class A common stock (any such person an “Acquiring Person”), without the approval of the Company’s board of directors (the "Board").

In connection therewith, the Board declared a dividend of one preferred share purchase right (a “Right”) for each share of Class A common stock, par value $0.001 per share, of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Shares”) at a price of $50.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The Rights will separate and begin trading separately from the Class A common stock, and right certificates will be caused to evidence the Rights, on the earlier to occur of (i) the Close of Business (as such term is defined in the Tax Asset Preservation Plan) on the tenth day following a public announcement, or the public disclosure of facts indicating, that a Person (as such term is defined in the Tax Asset Preservation Plan) or group of affiliated or associated Persons has acquired Beneficial Ownership (as such term is defined in the Tax Asset Preservation Plan) of 4.9% or more of the outstanding Class A common stock (or, in the event that the Board determines to effect an exchange in accordance with Section 24 of the Tax Asset Preservation Plan and the Board determines that a later date is advisable, then such later date) and (ii) the close of business on the tenth business day (or such later date as may be determined by action of the Board prior to such time as any Person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer the consummation of which would result in the Beneficial Ownership by a Person or group of 4.9% or more of the outstanding Class A common stock. If issued, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void) will become exercisable for Class A common stock having a value equal to two times the exercise price of the Right. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting or liquidation rights.

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

During the three months ended March 31, 2023 and 2022, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of $1 million each, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit).

As of March 31, 2023, Carvana Co. owned approximately 55.9% of Carvana Group with the LLC Unitholders owning the remaining 44.1%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions)
Transfers from non-controlling interests:
Increase as a result of exchanges of LLC Units	$1	$1
Total transfers from non-controlling interests	$1	$1

NOTE 13 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Restricted Stock Units and Awards excluding those granted in relation to the CEO Milestone Gift	$14	$9
Restricted Stock Units granted in relation to the CEO Milestone Gift	(1)	31
Options	4	3
Total equity-based compensation	17	43
Equity-based compensation capitalized to property and equipment	(2)	(2)
Equity-based compensation capitalized to inventory	—	(13)
Equity-based compensation, net of capitalized amounts	$15	$28

As of March 31, 2023, the total unrecognized compensation related to outstanding equity awards was $253 million, which the Company expects to recognize over a weighted-average period of approximately 3.3 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). The number of shares authorized for issuance under the 2017 Incentive Plan is subject to an automatic annual increase of the lesser of two percent of the Company's outstanding common stock or an amount determined by the Compensation and Nominating Committee of the Board. While the Compensation and Nominating Committee determined not to increase the number of shares authorized for issuance in prior years, the automatic annual increase on January 1, 2023 was approved. As a result, in February 2023, the Company registered approximately 2 million additional shares (the "Automatic Increase"). In addition, on February 22, 2023, the Board approved an amendment, subject to stockholder approval, to increase the number of shares available under the 2017 Incentive Plan by 20 million shares (the "Amendment Increase"). On February 22, 2023, Ernest Garcia II also granted the Board an irrevocable proxy to vote the shares of Class A and Class B common stock directly held and beneficially owned by Mr. Garcia II in favor of the Amendment Increase. The Company's stockholders approved the Amendment Increase at the annual stockholder meeting on May 1, 2023. After taking into account the Automatic Increase and the Amendment Increase, approximately 36 million shares of Class A common stock are available for issuance under the 2017 Incentive Plan, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards to employees, directors, officers and consultants. The majority of equity granted by the Company vests over four-year periods based on continued employment with the Company. As of March 31, 2023, prior to the effectiveness of the Amendment Increase, approximately 1 million shares remain available for future equity-based award grants under this plan, excluding equity awards granted to certain employees contingent upon stockholder approval of the Amendment Increase, as disclosed in the Company's definitive proxy statement filed with the SEC on March 21, 2023.

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

During the three months ended March 31, 2023 and 2022, the Company did not issue any shares of Class A common stock and recognized less than $1 million of equity-based compensation expense in each period. As of March 31, 2023, 411,154 shares remained available for future issuance.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three months ended March 31, 2023 or 2022. As of March 31, 2023, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net loss per share during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net loss	$(286)	$(506)
Net loss attributable to non-controlling interests	(126)	(246)
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(160)	$(260)
Denominator:
Weighted-average shares of Class A common stock outstanding	106,060	90,095
Nonvested weighted-average restricted stock awards	(49)	—
Weighted-average shares of Class A common stock outstanding, basic and diluted	106,011	90,095
Net loss per share of Class A common stock, basic and diluted	$(1.51)	$(2.89)

Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net loss per share of Class A common stock for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Options (1)	1,234	1,268
Restricted Stock Units and Awards (1)	92	320
Class A Units (2)	82,963	82,963
Class B Units (2)	723	1,989
_________________________
(1) Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. These numbers exclude options granted to certain employees contingent upon stockholder approval of the Amendment Increase, as discussed above.
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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As described in Note 11 — Stockholders' Equity (Deficit), the Company acquired less than 1 million LLC Units during each of the three months ended March 31, 2023, and 2022, in connection with exchanges with LLC Unitholders. During the three months ended March 31, 2023, and 2022, the Company recorded a gross deferred tax asset of less than $1 million and $1 million, respectively, associated with the basis difference in its investment in Carvana Group related to the acquisition of the LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit).

During the three months ended March 31, 2023, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of March 31, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended March 31, 2023 and 2022 was a benefit of 0.7% and an expense of 0.1%, respectively, related to its wholly-owned subsidiaries.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (the "TRA"). Under the TRA, the Company generally will be required to pay to the LLC Unitholders 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Carvana Group for shares of Carvana Co.'s Class A common stock or cash, including any basis adjustment relating to the assets of Carvana Group and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of March 31, 2023, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of March 31, 2023, the total unrecorded TRA liability is approximately $1.6 billion. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of March 31, 2023, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations with reconditioning capacity, storage, parking and corporate offices. The initial terms expire at various dates between 2023 and 2038. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$28	$17
Interest obligations under finance leases	5	3
Total finance lease costs	$33	$20

Operating leases:
Fixed lease costs to non-related parties	$18	$25
Fixed lease costs to related parties	1	1
Total operating lease costs	$19	$26

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties	$26	$12
Operating lease liabilities to related parties	$1	$2
Interest payments on finance lease liabilities	$5	$3

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$32	$34

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of March 31, 2023:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2023	$87	$4	$70	$74	$161
2024	104	3	96	99	203
2025	93	2	92	94	187
2026	76	2	89	91	167
2027	34	1	80	81	115
Thereafter	5	2	304	306	311
Total minimum lease payments	399	14	731	745	1,144
Less: amount representing interest	(41)	(2)	(190)	(192)	(233)
Total lease liabilities	$358	$12	$541	$553	$911
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

As of March 31, 2023 and December 31, 2022, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of March 31, 2023 and 2022 were as follows, excluding short-term operating leases:

	As of March 31,
	2023	2022
Weighted-average remaining lease terms (years)
Operating leases	8.3	9.2
Finance leases	4.0	4.5
Weighted-average discount rate
Operating leases	7.1%	7.0%
Finance leases	5.8%	5.3%

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each retail vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $17 million and $19 million as of March 31, 2023 and December 31, 2022, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $161 million in aggregate over the next six years, as of March 31, 2023. These purchase obligations are recorded as liabilities when the services are rendered.

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business for a publicly traded auto retail and e-commerce company. For example, the Company is currently a party to legal and regulatory disputes, including putative class action and shareholder derivative lawsuits, alleging, among other things, the violation of federal securities and antitrust laws and state laws regarding consumer protection, stockholders' rights and the titling and registration of vehicles sold to its customers. These disputes include, but are not limited to, In re Carvana Co. Securities Litigation, United States District Court for the District of Arizona (Case No. CV-22-2126-PHX-MTL); City of Warwick Retirement System v. Carvana Co., et al., Maricopa County, Arizona Superior Court (Case No. CV2022-013054); In re Carvana Co. Stockholders Litigation, Delaware Chancery Court (Case No. 2020-0415-KSJM); Neal Vestal v. Carvana Co., et al., Delaware Chancery Court (Case No. 2022-0609-KSJM); Taiae Bradley v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 2:22-cv-02525-MMB); Dana Jennings, et al. v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 5:21-cv-05400-EGS); Mountaineer Motors of Lenoir, LLC v. Carvana, LLC, et al., United States District Court for the Western District of North Carolina (Case No. 5:22-cv-00171); and Brittany Fischer v. Carvana, LLC, Lee County, Florida Circuit Court (Case No. 2022-007133-CA-01).

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables are a summary of fair value measurements and hierarchy level at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$268	$268	$—	$—
Beneficial interests in securitizations	312	—	—	312

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$272	$272	$—	$—
Beneficial interests in securitizations	321	—	—	321
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents and restricted cash in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, the Company has purchase price adjustment receivables of $39 million and $37 million, respectively, which are carried at fair value and classified as other assets in the accompanying consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a gain of $2 million and $3 million during the three months ended March 31, 2023 and 2022, respectively, and are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

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

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of March 31, 2023 and December 31, 2022, the range of discount rates were 7.3% to 15.2% and 7.1% to 11.3%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
beneficial interests in securitizations are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers out of Level 3 during the three months ended March 31, 2023 or 2022.

In December 2021, the Company began selling certain of its beneficial interests in securitizations that meet the criteria for sale set forth in the Risk Retention Rules. For the three months ended March 31, 2023, the Company sold no beneficial interests in securitizations. For the three months ended March 31, 2022, the Company sold beneficial interests in securitizations for a purchase price totaling $1 million.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Opening Balance	$321	$382
Received in securitization transactions	23	87
Payments received	(33)	(42)
Change in fair value	1	(10)
Sales of beneficial interests	—	(1)
Ending Balance	$312	$416

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended March 31, 2023 and December 31, 2022. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022

	(in millions)
Carrying value, net of unamortized debt issuance costs	$5,652	$5,649
Fair value	3,040	2,533

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022

	(in millions)
Carrying value	$1,606	$1,334
Fair value	1,706	1,437

Investment in Equity Securities

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through March 31, 2023. On August 12, 2022, Root effected a reverse stock split of its Class A common stock and Class B common stock at a ratio of 18:1, whereby each 18 shares of Root’s Class A common stock and Class B common stock were automatically combined into one share of Class A common stock or Class B common stock, respectively (the “Reverse Stock Split”). The shares of Root's Class A common stock issuable to the Company on the conversion of the Series A convertible preferred shares were adjusted proportionally.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were to be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Warrants"). On September 1, 2022, the integrated auto insurance solution, which embedded into the Company's e-commerce platform (the "Integrated Platform"), was completed. One tranche of the Warrants, consisting of 2.4 million shares, as adjusted pursuant to the Reverse Stock Split, became exercisable upon completion of the Integrated Platform, and is considered a derivative instrument. The other tranches vest based on insurance product sales through the Integrated Platform and are considered derivative instruments. The Company used a Monte Carlo simulation to estimate the fair value of these Warrants, which are classified as Level 3. At contract inception, the Company recognized an asset of $30 million for the Warrants and deferred revenue, classified in other assets and other liabilities, respectively in the accompanying consolidated balance sheets. During 2022, the Company determined it was probable that the volume of insurance products required to earn the Warrants would be achieved and recorded an additional $75 million of Warrants and deferred revenue based on the contract inception date fair value as determined by the Monte Carlo simulation. The Warrants and deferred revenue are classified in other assets and other liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets.

The following table presents changes in the Company's Level 3 Warrants measured at fair value:

2023
(in millions)
Balance at December 31, 2022	$2
Total unrealized loss (1)	(1)
Balance at March 31, 2023	$1

(1) The Company recognized the decrease in fair value in relation to the Warrants to acquire Root's Class A common stock through other (income) expense, net in the accompanying consolidated statements of operations. The Company recognized a decrease in fair value of $1 million and $5 million during the three months ended March 31, 2023 and 2022, respectively.

Derivative Instruments

The Company utilizes non-designated cash flow hedges including interest rate cap agreements to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Interest rate caps provide that the counterparty will pay the purchaser at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon cap rate.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In the first quarter of 2023, the Company entered into one interest rate cap agreement to limit exposure to interest rate risk on variable rate debt associated with finance receivables. The interest rate cap has a cap rate of 5.0% with a notional amount of $364 million. The interest rate cap expires in July 2027.

The fair value of the Company's interest rate cap is impacted by the credit risk of both the Company and its counterparty. The Company has an agreement with its derivative financial instrument counterparty that contains provisions providing that if the Company defaults on the indebtedness associated with its derivative financial instrument, then the Company could also be declared in default on its derivative financial instrument obligation. In addition, the Company minimizes nonperformance risk on its derivative instrument by evaluating the creditworthiness of its counterparty, which is limited to major banks and financial institutions.

The Company does not apply hedge accounting to the interest rate cap and records all mark-to-market adjustments directly to other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations. The fair value of the interest rate cap is categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial principles and available market data. For the three months ended March 31, 2023, the Company recognized a mark-to-market adjustment of $1 million of expense within other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2023, the fair value of the interest rate cap is recorded in the accompanying unaudited condensed consolidated balance sheets within other current assets and was $2 million.

NOTE 19 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$56	$48
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$3	$73
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$118
Property and equipment acquired under finance leases	$19	$149
Equity-based compensation expense capitalized to property and equipment	$2	$2
Fair value of beneficial interests received in securitization transactions	$23	$87
Reductions of beneficial interests in securitizations and associated long-term debt	$25	$31

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	March 31, 2023	December 31, 2022	March 31, 2022

	(in millions)
Cash and cash equivalents	$488	$434	$247
Restricted cash	206	194	295
Total cash, cash equivalents and restricted cash	$694	$628	$542

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context requires otherwise, references in this report to "Carvana," the "Company," "we," "us," and "our" refer to Carvana Co. and its consolidated subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our most recent Annual Report filed on Form 10-K, as well as our unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Form 10-Q.

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a retail vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a retail vehicle.    As of March 31, 2023, we listed approximately 41,000 total retail units on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling vehicles to retail customers is the primary driver of our business. Selling retail vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts ("VSCs"), GAP waiver coverage, other ancillary products, and trade-ins.

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

•Protect their purchase.    Customers have the option to protect their vehicle with a VSC as part of our online checkout process. VSCs provide customers with protection against the costs of certain mechanical repairs after the expiration of their vehicle’s original manufacturer warranty. We earn a fee for selling VSCs on behalf of DriveTime Automotive Group (together with its consolidated affiliates, collectively, “DriveTime”), who is the obligor under these VSCs. We generally have no contractual liability to customers for claims under these agreements. We also offer GAP waiver coverage to customers in most states in which we operate. We have also partnered with Root, Inc. ("Root") to offer an integrated auto insurance solution, through which customers in most states may conveniently access auto insurance directly from the Carvana e-commerce platform.

•Sell us their car.    We allow our customers to trade-in a vehicle and apply the trade-in value to their purchase, or to sell us a vehicle independent of a purchase. Using our digital appraisal tool, customers can receive an offer for their vehicle nearly instantaneously from our site simply by answering a few questions about the vehicle condition and features. We generate trade-in offers using a proprietary valuation algorithm supported by extensive used vehicle market and customer-behavior data. When customers accept our offer, they can schedule a time to have the vehicle picked up at their home or elsewhere within one of our markets and receive payment, eliminating the need to visit a dealership or negotiate a private sale. We take their vehicles into inventory and sell them either at auction as a wholesale sale or through our website as a retail sale. Vehicles sold at auction typically do not meet the quality or condition standards required to be included in retail inventory displayed for sale on our website.

To enable a seamless customer experience, we have built a vertically-integrated used vehicle supply chain, supported by proprietary software systems and data.

•Vehicle acquisition.    We primarily acquire our used vehicle inventory directly from customers when they trade in or sell us their vehicles and through the large and liquid national used-car auction market. Acquiring directly from customers eliminates auction fees and provides more diverse vehicles. The remainder of our inventory is acquired from vehicle finance and leasing companies, rental car companies, and other suppliers, which suppliers may also provide reconditioning services. We use proprietary algorithms to determine which cars to bid on at auction and how much to bid. Our software sifts through over 100,000 vehicles per day and filters out vehicles with reported accidents, poor condition ratings, or other unacceptable attributes, and can evaluate the tens of thousands of potential vehicle purchases that remain per day, creating a competitive advantage versus in-person sourcing methods generally used by traditional dealerships. Once our algorithms have identified a suitable vehicle for purchase, bids are verified and executed by a centralized team of inventory-sourcing professionals. For vehicles sold to us through our website, we use proprietary algorithms to determine an appropriate offer. We assess vehicles on the basis of quality, inventory fit, consumer desirability, relative value, expected reconditioning costs, and vehicle location to identify what we believe represent the most in-demand and profitable vehicles to acquire for inventory. We utilize a broad range of data sources, including proprietary site data, and a variety of external data sources to support our assessments.

•Inspection and reconditioning.    Once we acquire a vehicle from a customer, we leverage our in-house logistics or a vendor to transport the vehicle to a greenfield inspection and reconditioning center or auction location with reconditioning capacity ("IRC"), at which point the vehicle is entered into our inventory management system. We then begin a 150-point inspection process covering controls, features, brakes, tires, and cosmetics. Each IRC includes trained technicians, vehicle lifts, paint-less dent repair, and paint capabilities and receives on-site support from vendors with whom we have integrated systems to ensure ready access to parts and materials. When an inspection is complete, we estimate the necessary reconditioning cost for accident-free vehicles to be deemed "Carvana Certified" and expected timing for that vehicle to be made available for sale on our website.

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

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have historically experienced rapid growth in sales through our website www.carvana.com. Due to profitability initiatives and macroeconomic impacts, including rising used car prices and interest rates, during the three months ended March 31, 2023, the number of vehicles we sold to retail customers decreased by 24.7% to 79,240 compared to 105,185 in the three months ended March 31, 2022.

While our current focus is on profitability, we view the number of vehicles we sell to retail customers as the most important long-term measure of our performance, and we expect to continue to focus on building a scalable platform to efficiently increase our retail units sold. This focus on retail units sold is motivated by several factors:

•Retail units sold enable multiple revenue streams, including the sale of the vehicle itself, the sale of finance receivables originated to finance the vehicle, the sale of VSCs, GAP waiver coverage, other ancillary products, and the sale of vehicles acquired from customers.

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

While our near-term objectives are geared towards a reduction in our selling, general and administrative ("SG&A") expenses, in the long-term, we plan to invest in technology and infrastructure to support efficient growth in retail units sold. This includes continued investment in our vehicle acquisition, reconditioning and logistics network, as well as continued investment in product development and engineering to deliver customers a best-in-class experience.

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

Our expansion model has historically enabled us to increase our number of markets, resulting in servicing more of the U.S. population, in each of the past ten years. Our market openings increased the total percentage of the U.S. population served to 81.1% in 316 markets as of March 31, 2023 from 81.0% in 313 markets as of March 31, 2022. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our long-term growth plan. We continually evaluate consumer demand and our operational capacity and necessary efficiencies to determine our market opening and vending machine launch strategy.

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

Revenue and Gross Profit

We generate revenue on retail units sold from four primary sources: the sale of the retail vehicles, wholesale sales of vehicles we acquire from customers, including sales through our wholesale marketplace, gains on the sales of loans originated to finance the vehicles, and sales of ancillary products such as VSCs and GAP waiver coverage.

Our largest source of revenue, retail vehicle sales, totaled $1.8 billion and $2.7 billion during the three months ended March 31, 2023 and 2022, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales and revenues includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. Subsequent to our acquisition of the U.S. physical auction business of ADESA U.S. Auction, LLC ("ADESA") from KAR Auction Services, Inc. on May 9, 2022 (the "ADESA Acquisition"), we also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $618 million and $575 million during the three months ended March 31, 2023 and 2022, respectively. We generally expect wholesale sales to trend proportionately with retail units sold through trade-ins and from customers who wish to sell us a car independent of a retail sale and with the movement of wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate, sales commissions on ancillary products such as VSCs, GAP waiver coverage, and auto insurance, totaled $161 million and $190 million during the three months ended March 31, 2023 and 2022, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During current macroeconomic uncertainty, our highest priority will continue to be providing exceptional customer experiences while improving efficiency, increasing our brand awareness and utilizing our infrastructure to support efficient growth in retail units sold, to help us move along the path to achieve profitability and positive free cash flow. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies may include the following:

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

Investment in Growth

We have historically aggressively invested in the growth of our business. Due to the current macroeconomic environment, we are focused on driving profitability through operating efficiency and reducing expenses. While we intend to become increasingly efficient over time, we also anticipate that our operating expenses will increase substantially in the long-term as we continue to expand our logistics network, increase our advertising spending, and serve more of the U.S. population. There is no guarantee that we will be able to realize the desired return on our investments.

Relationships with Related Parties

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

	Three Months Ended March 31,
	2023	2022
Retail units sold	79,240	105,185
Average monthly unique visitors (in thousands)	14,695	24,729
Total website units	41,314	89,011
Total gross profit per unit	$4,303	$2,833
Total gross profit per unit, non-GAAP	$4,796	$2,985

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

The number of retail vehicles we sell depends on the volume of traffic to our website, our population coverage, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customer's purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general economic conditions. On a quarterly basis, the number of retail vehicles we sell is also affected by seasonality, with demand for retail vehicles generally reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of retail vehicle sales generally expected to occur in the fourth calendar quarter. However, in 2022, heightened inflation and rising interest rates resulted in lower demand for used vehicles. These trends continued into the first quarter of 2023, in which retail vehicles sales were also affected by a lower inventory size, lower advertising expense, and a focus on profitability initiatives. These trends may continue through the remainder of the year.

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

Selling, General and Administrative Expenses

SG&A expenses include expenses associated with advertising and providing customer service to customers, operating our vending machines, hubs, physical auctions, logistics and fulfillment network and other corporate overhead expenses, including expenses associated with information technology, product development, engineering, legal, accounting, finance, and business development. SG&A expenses exclude the costs of inspecting and reconditioning vehicles and transporting vehicles from the point of acquisition to the IRC, which are included in cost of sales, and payroll costs for our employees related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.

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

Other (Income) Expense, net

Other (income) expense, net includes changes in fair value on our beneficial interests in securitizations, purchase price adjustment receivables, and fair value adjustments related to our Warrants to acquire Root's Class A common stock as discussed in Note 18 — Fair Value of Financial Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q, along with other general expenses such as gains or losses from disposals of long-lived assets.

Income Tax (Benefit) Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (“Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. During the three months ended March 31, 2023 and 2022, the Company generated an income tax benefit of $2 million and an expense of less than $1 million, respectively.

Results of Operations

	Three Months Ended March 31,
	2023	2022	Change

	(in millions, except unit and per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$1,827	$2,732	(33.1)%
Wholesale sales and revenues (1)	618	575	7.5%
Other sales and revenues (2)	161	190	(15.3)%
Total net sales and operating revenues	$2,606	$3,497	(25.5)%
Gross profit:
Retail vehicle gross profit (3)	$110	$85	29.4%
Wholesale gross profit (1)	70	23	204.3%
Other gross profit (2)	161	190	(15.3)%
Total gross profit	$341	$298	14.4%
Unit sales information:
Retail vehicle unit sales	79,240	105,185	(24.7)%
Wholesale vehicle unit sales	35,110	50,280	(30.2)%
Per unit selling prices:
Retail vehicles	$23,056	$25,973	(11.2)%
Wholesale vehicles (4)	$11,592	$11,436	1.4%
Per retail unit gross profit:
Retail vehicle gross profit (5)	$1,388	$808	71.8%
Wholesale gross profit	883	219	303.2%
Other gross profit	2,032	1,806	12.5%
Total gross profit	$4,303	$2,833	51.9%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (6)	$1,253	$457	174.2%
Wholesale marketplace: (7)
Wholesale marketplace units sold	213,764	$—	NM
Wholesale marketplace revenues	$211	$—	NM
Wholesale marketplace gross profit (8)	$26	$—	NM

(1) Includes $5 and $14, respectively, of wholesale sales and revenues from related parties.
(2) Includes $36 and $48, respectively, of other sales and revenues from related parties.

(3) Includes $0 and $8, respectively, of share-based compensation expense related to the CEO Milestone Gift.
(4) Excludes wholesale marketplace revenues and wholesale marketplace units sold.
(5) Includes $0 and $76, respectively, of share-based compensation expense related to the CEO Milestone Gift.
(6) Excludes wholesale marketplace gross profit and wholesale marketplace units sold.
(7) Represents results of ADESA and its subsidiaries, which the Company has designated as unrestricted subsidiaries. These amounts do not include units sold, revenues, or gross profit received from Company purchases and sales through the wholesale marketplace, which are eliminated in consolidation.
(8) Includes $26 and $0, respectively, of depreciation and amortization expense.
NM = Not Meaningful

Retail Vehicle Sales

Retail vehicle sales decreased by $905 million to $1.8 billion during the three months ended March 31, 2023, compared to $2.7 billion during the three months ended March 31, 2022. The decrease in revenue was primarily due to a decrease in the number of retail vehicles sold to 79,240 from 105,185 during the three months ended March 31, 2023 and 2022, respectively. The decrease in retail units sold was driven by various macroeconomic factors including increased interest rates and inflation, leading to decreased vehicle affordability, as well as our increased focus on profitability initiatives, which have led to lower advertising levels and inventory size. In addition, the average selling price of our retail units sold decreased to $23,056 in the three months ended March 31, 2023 from $25,973 in the prior year, due primarily to overall depreciation in the used vehicle market compared to the three months ended March 31, 2022.

Wholesale Sales and Revenues

Wholesale sales and revenues increased by $43 million to $618 million during the three months ended March 31, 2023, compared to $575 million during the three months ended March 31, 2022. Subsequent to the ADESA Acquisition in May 2022, wholesale sales and revenues includes wholesale marketplace revenues, resulting in an increase of $211 million in wholesale sales and revenues in the three months ended March 31, 2023. This was partially offset by a decrease in wholesale units sold that were acquired from customers on our website to 35,110 from 50,280 during the three months ended March 31, 2023 and 2022, respectively.

Other Sales and Revenues

Other sales and revenues decreased by $29 million to $161 million during the three months ended March 31, 2023, compared to $190 million during the three months ended March 31, 2022. The decrease is primarily due to a decrease in gain on loan sales as a result of fewer loan sales during the three months ended March 31, 2023. In addition, other sales and revenues were negatively impacted by the decrease in retail units sold during the three months ended March 31, 2023.

Retail Vehicle Gross Profit

Retail vehicle gross profit increased by $25 million to $110 million during the three months ended March 31, 2023, compared to $85 million during the three months ended March 31, 2022. This increase was driven primarily by an increase in retail vehicle gross profit per unit to $1,388 for the three months ended March 31, 2023, compared to $808 for the three months ended March 31, 2022. The per unit increase was primarily driven by lower acquisition, reconditioning and inbound transport costs on retail vehicles sold during the three months ended March 31, 2023.

Wholesale Gross Profit

Wholesale gross profit increased by $47 million to $70 million during the three months ended March 31, 2023, compared to $23 million during the three months ended March 31, 2022. This increase was primarily driven by an increase in wholesale vehicle gross profit per wholesale unit to $1,253 from $457 for the three months ended March 31, 2023 and 2022, respectively, partially offset by a decrease in wholesale units sold to 35,110 from 50,280, respectively. The increase in wholesale vehicle gross profit per wholesale unit is primarily a result of lower acquisition costs of wholesale vehicles sold during the three months ended March 31, 2023. Wholesale gross profit includes $26 million of wholesale marketplace gross profit for the three months ended March 31, 2023 due to the ADESA Acquisition.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended March 31,
	2023	2022

	(in millions)
Compensation and benefits (1)	$177	$236
CEO Milestone Gift (2)	(1)	20
Advertising	56	155
Market occupancy (3)	21	23
Logistics (4)	35	56
Other (5)	184	237
Total	$472	$727
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

Selling, general and administrative expenses decreased by $255 million to $472 million during the three months ended March 31, 2023, compared to $727 million during the three months ended March 31, 2022. During 2022, we implemented a number of profitability initiatives to reduce selling, general and administrative expenses including reducing our employee headcount, integrating real estate acquired as part of the ADESA Acquisition and reducing our corporate office footprint, improving the targeting of our advertising spend and reducing other selling, general and administrative expenses. In addition, the reduction in retail units sold contributed to reductions in several categories of selling, general and administrative expenses.

During the three months ended March 31, 2023, we realized a benefit of $1 million of compensation expense related to the CEO Milestone Gift within selling, general and administrative expense, which is presented separately above, as a result of more forfeitures than employees continuing to vest, compared to an expense of $20 million in the three months ended March 31, 2022.

Interest Expense

Interest expense increased by $95 million to $159 million during the three months ended March 31, 2023, compared to $64 million during the three months ended March 31, 2022. The increase is primarily due to increased interest incurred on additional senior unsecured notes issued by the Company in May 2022, along with increased interest expense incurred on working capital financing compared to March 31, 2022, partially due to rising interest rates.

Other (Income) Expense, Net

Other (income) expense, net increased by $15 million to income of $2 million compared to expense of $13 million during the three months ended March 31, 2023 and 2022, respectively. The change is primarily due to fair value adjustments on our retained beneficial interests in securitizations and warrants to acquire Root's Class A common stock.

Non-GAAP Financial Measures

To supplement the unaudited condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we also present the following non-GAAP measures: Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A, non-GAAP; and Total SG&A per retail unit, non-GAAP.

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

Adjusted EBITDA is defined as net loss plus income tax expense, interest expense, other (income) expense, net, depreciation and amortization in cost of sales and SG&A, share-based compensation including the CEO Milestone Gift in cost of sales and SG&A, and restructuring costs, minus revenue related to our Root warrants. Following the ADESA Acquisition, we are also excluding depreciation and amortization in cost of sales, which was historically only a small component of cost of sales. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of total revenues.

Gross profit, non-GAAP is defined as GAAP gross profit plus depreciation and amortization in cost of sales and share-based compensation including the CEO Milestone Gift in cost of sales, minus revenue related to our Root warrants. Total gross profit per retail unit, non-GAAP is Gross profit, non-GAAP divided by retail vehicle unit sales.

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

A reconciliation of Adjusted EBITDA to net loss, Gross profit, non-GAAP to gross profit, and SG&A, non-GAAP to SG&A, which are the most directly comparable U.S. GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A per retail unit, non-GAAP is as follows:

	Three Months Ended March 31,
	2023	2022

	(dollars in millions)
Net loss	$(286)	$(506)
Income tax (benefit) provision	(2)	—
Interest expense	159	64
Other (income) expense, net	(2)	13
Depreciation and amortization expense in cost of sales	44	8
Depreciation and amortization expense in SG&A	49	37
Share-based compensation expense in cost of sales	—	8
Share-based compensation expense in SG&A	15	28
Root warrant revenue	(5)	—
Restructuring	4	—
Adjusted EBITDA	$(24)	$(348)

Total revenues	$2,606	$3,497
Net loss margin	(11.0)%	(14.5)%
Adjusted EBITDA margin	(0.9)%	(10.0)%

Gross profit	$341	$298
Depreciation and amortization expense in cost of sales	44	8
Share-based compensation expense in cost of sales	—	8
Root warrant revenue	(5)	—
Gross profit, non-GAAP	$380	$314

Retail vehicle unit sales	79,240	105,185
Total gross profit per retail unit	$4,303	$2,833
Total gross profit per retail unit, non-GAAP	$4,796	$2,985

SG&A	$472	$727
Depreciation and amortization expense in SG&A	49	37
Share-based compensation expense in SG&A	15	28
Restructuring	4	—
SG&A, non-GAAP	$404	$662

Retail vehicle unit sales	79,240	105,185
Total SG&A per retail unit	$5,957	$6,912
Total SG&A per retail unit, non-GAAP	$5,098	$6,294

Liquidity and Capital Resources

General

We generate cash from the sale of retail vehicles, the sale of wholesale vehicles, and proceeds from the sale of finance receivables originated in connection with the sale of retail vehicles. We generate additional cash flows through our financing activities including our short-term revolving inventory and finance receivable facilities, real estate and equipment financing, the issuance of long-term notes, and new issuances of equity. Historically, cash generated from financing activities has funded growth and expansion into new markets and strategic initiatives and we expect this to continue in the future. In response to the current macroeconomic environment, we have increased focus on driving profitability through initiatives to better conform our expense structure to unit volume levels. We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months.

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts in the long-term will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our future capital requirements will depend on many factors, including our ability to refinance indebtedness, our ability to obtain supplemental liquidity through debt, equity, strategic relationships or other arrangements on terms available or acceptable to us, our rate of revenue growth, our construction of IRCs and vending machines, the timing and extent of our spending to support our technology and software development efforts, and increased population coverage. If we need to obtain supplemental liquidity, there can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future. In the first quarter of 2023, the U.S. and global banking sector experienced increased volatility as a result of several distressed or closed banks and financial institutions. While we have not suffered any material effects as a result of the increased financial market volatility, we continue to monitor the situation and will take appropriate measures, as necessary, to minimize our potential risk exposure.

We had the following liquidity resources available as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

	(in millions)
Cash and cash equivalents	$488	$434
Availability under short-term revolving facilities (1)	1,001	1,314
Committed liquidity resources available	$1,489	$1,748
Unpledged real estate not included above (2)	1,973	1,971
Unpledged beneficial interests in securitizations	65	69
Total liquidity resources	$3,527	$3,788
_________________________
(1) Based on pledging all eligible vehicles and finance receivables under the available capacity in our floor plan and finance receivable facilities, excluding the impact to restricted cash requirements. We updated the calculation of availability under short-term revolving facilities at December 31, 2022 to reflect the available inventory borrowing base at the end of the day on Friday, December 30, 2022, inclusive of a draw made on the floor plan facility on the last business day of the year.
(2) Total unpledged gross real estate assets minus committed sale leasebacks. Includes $1.1 billion of ADESA unpledged real estate assets.

Our total liquidity resources are composed of cash and cash equivalents, availability under existing credit facilities, and additional unpledged assets, including vehicle inventory, finance receivables, real estate, and securities, on our balance sheet that can be financed using traditional asset-based financing sources.

Cash and cash equivalents includes cash deposits and highly liquid investment instruments with original maturities of three months or less, such as money market funds.

Availability under short-term revolving facilities is the available amount we can borrow under our existing vehicle inventory floor plan and finance receivable facilities based on the pledgeable value of vehicle inventory and finance receivables on our balance sheet on the period end date. Availability under short-term revolving facilities is distinct from the total commitment amount of these facilities because it represents the currently borrowable amount, rather than committed future amounts that could be borrowed to finance future additional assets.

As of March 31, 2023 and December 31, 2022, the short-term revolving facilities had a total commitment of $4.6 billion and $4.8 billion, an outstanding balance of $1.7 billion and $1.5 billion, and unused capacity of $2.8 billion and $3.2 billion, respectively.

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

Unpledged real estate assets include real estate acquired as part of the ADESA Acquisition, and IRC, vending machine, and hub real estate assets that have not been sold and are not pledged on the period end date. Since our first sale-leaseback transaction in 2017, we have historically had flexible access to real estate financing and expect to continue to use various forms of real estate financing in the future.

Unpledged beneficial interests in securitizations includes retained beneficial interests in securitizations that have not been previously pledged or sold. We historically have financed the majority of our retained beneficial interests in securitizations and expect to continue to do so in the future.

Additionally, we amended our Master Purchase and Sale Agreement for the purchaser to purchase up to a maximum of $4.0 billion of our finance receivables through January 2024, and such facility had approximately $3.3 billion of unused capacity as of March 31, 2023.

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

In addition we also invest in and generate several types of assets, including vehicle inventory, finance receivables, retained beneficial interests in securitizations, and real estate. To maximize capital efficiency, we generally seek to finance these assets with matched sources of asset-based financing, including short-term revolving facilities for vehicle inventory and finance receivables, beneficial interests financing for retained beneficial interests in securitizations, and sale-leaseback or other real estate financing for IRCs and vending machines. We have historically used these sources of financing to finance our investment in these assets and expect to continue to do so in the future.
As of March 31, 2023 and December 31, 2022, our outstanding principal amount of indebtedness, including finance leases, was $8.5 billion and $8.4 billion, respectively, summarized in the table below. See Note 10 — Debt Instruments and Note 16 —

Leases included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt and finance leases.

	March 31, 2023	December 31, 2022

	(in millions)
Asset-Based Financing:
Inventory	$543	$569
Finance receivables and beneficial interests	1,421	1,233
Transportation fleet(1)	358	375
Real estate(2)	488	489
Total asset-based financing	2,810	2,666
Senior Notes	5,725	5,725
Total debt	8,535	8,391
Less: unamortized debt issuance costs(3)	(78)	(82)
Total debt, net	$8,457	$8,309
_________________________
(1) Amount includes notes payable and finance leases.
(2) Amount includes real estate financing and notes payable.
(3) The unamortized debt issuance costs related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on our unaudited condensed consolidated balance sheets. Unamortized debt issuance costs related to revolving debt agreements are presented within other assets on our unaudited condensed consolidated balance sheets and not included here.

On April 26, 2022, we completed an equity offering of 15.6 million shares of Class A common stock for net proceeds of $1.2 billion. Also, on May 6, 2022, we issued $3.275 billion in senior unsecured notes due 2030. We are using the net proceeds from the Class A common stock offering for general corporate purposes and to pay any costs, fees and expenses incurred by us in connection with the offering. We used the net proceeds from the issuance and sale of the 2030 Notes to finance the $2.2 billion ADESA Acquisition and other ancillary transactions in connection therewith, and to pay related fees and expenses in connection therewith and for working capital, capital expenditures and other general corporate purposes. In addition, we or our affiliates may, at any time, and from time to time, repurchase portions of our Class A common stock or our senior unsecured notes in open market transactions, privately negotiated transactions, in exchange for property or other securities or otherwise. Any repurchase decisions will be made after consideration of market conditions and liquidity needs and will be upon such terms and at such prices as we determine appropriate. However, there is no guarantee that a repurchase will take place.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Net cash used in operating activities	$(66)	$(593)
Net cash used in investing activities	(19)	(208)
Net cash provided by financing activities	151	707
Net increase (decrease) in cash, cash equivalents and restricted cash	66	(94)
Cash, cash equivalents and restricted cash at beginning of period	628	636
Cash, cash equivalents and restricted cash at end of period	$694	$542

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and cash used to acquire customers. Cash used in operating activities was $66 million and $593 million during the three months ended March 31, 2023 and 2022, respectively, a decrease of $527 million, primarily due to decreases in cash used to acquire vehicle inventory, along with decreased selling, general and administrative expenses and reconditioning costs.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash used in investing activities was $19 million and $208 million during the three months ended March 31, 2023 and 2022, respectively, a decrease of $189 million, primarily driven by decreased purchases of property and equipment as part of our effort to reduce our capital expenditures.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including paying down our short-term revolving facilities. Cash provided by financing activities was $151 million and $707 million during the three months ended March 31, 2023 and 2022, respectively, a decrease of $556 million. The change primarily relates to decreased net proceeds from short-term revolving facilities.

Contractual Obligations and Commitments

As of March 31, 2023, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 23, 2023. In the first quarter of 2023, the Company launched offers to eligible holders of Senior Notes to exchange any and all of their Senior Notes for up to an aggregate principal amount of $1.0 billion of new 9.0%/12.0% Cash/PIK Toggle Senior Secured Second Lien Notes due 2028. Subsequent to March 31, 2023, the Company increased the exchange offer consideration for certain Senior Notes and extended the scheduled expiration of the offers to May 17, 2023.

Fair Value Measurements

We report money market securities, certain receivables, Warrants to acquire Root's Class A common stock and beneficial interests in securitizations at fair value. See Note 18 — Fair Value of Financial Instruments, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 23, 2023.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•expectations relating to the automotive market and our industry;

•macroeconomic conditions, economic slowdowns or recessions;

•future financial position;

•business strategy;

•budgets, projected costs, and plans;

•future industry growth;

•financing sources;

•short-term and long-term liquidity;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•the impact on our business from the larger automotive ecosystem and macroeconomic conditions, including consumer demand, global supply chain challenges, heightened inflation and rising interest rates;

•our ability to raise additional capital, the quality of the financial markets, and our substantial indebtedness;

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

•the volatility of the trading price of our Class A common stock and risks related to the actions of short sellers;

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

•risks associated with the construction and operation of our IRCs, hubs and vending machines, including our dependence on one supplier for construction and maintenance for our vending machines;

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

•our ability to successfully integrate the operations of ADESA;

•our minority equity investment in Root, Inc.;

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

•risks relating to our Section 382 Tax Asset Preservation Plan; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 23, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, filed on February 23, 2023.

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

10.1*
First Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated as of January 13, 2022, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on January 17, 2023).

10.2
Second Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated January 20, 2023, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on January 20, 2023).

10.3
Third Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated March 24, 2023, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC, filed herewith.

10.4
Fourth Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated April 17, 2023, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC, filed herewith.

10.5	Third Amendment to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 3, 2023).
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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

Date:	May 4, 2023	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)