Form 10-Q
period 2023-06-30
CARVANA CO.
filed 2023-07-19
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of July 17, 2023, the registrant had 106,543,855 shares of Class A common stock outstanding and 82,900,276 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$541	$434
Restricted cash	136	194
Accounts receivable, net	335	253
Finance receivables held for sale, net	1,098	1,334
Vehicle inventory	1,302	1,876
Beneficial interests in securitizations	335	321
Other current assets, including $5 and $6, respectively, due from related parties	165	182
Total current assets	3,912	4,594
Property and equipment, net	3,126	3,244
Operating lease right-of-use assets, including $12 and $14, respectively, from leases with related parties	489	536
Intangible assets, net	61	70
Other assets, including $2 and $1, respectively, due from related parties	261	254
Total assets	$7,849	$8,698
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities, including $6 and $16, respectively, due to related parties	$739	$777
Short-term revolving facilities	1,161	1,534
Current portion of long-term debt	199	201
Other current liabilities, including $3 and $4, respectively, from leases with related parties	80	80
Total current liabilities	2,179	2,592
Long-term debt, excluding current portion	6,542	6,574
Operating lease liabilities, excluding current portion, including $8 and $9, respectively, from leases with related parties	466	507
Other liabilities	68	78
Total liabilities	9,255	9,751
Commitments and contingencies (Note 17)
Stockholders' deficit:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 106,469 and 106,037 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 82,900 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,597	1,558
Accumulated deficit	(2,294)	(2,076)
Total stockholders' deficit attributable to Carvana Co.	(697)	(518)
Non-controlling interests	(709)	(535)
Total stockholders' deficit	(1,406)	(1,053)
Total liabilities & stockholders' deficit	$7,849	$8,698
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and operating revenues:
Retail vehicle sales, net	$1,961	$2,962	$3,788	$5,694
Wholesale sales and revenues, including $5, $7, $10 and $21, respectively, from related parties	777	704	1,395	1,279
Other sales and revenues, including $33, $50, $69 and $98, respectively, from related parties	230	218	391	408
Net sales and operating revenues	2,968	3,884	5,574	7,381
Cost of sales, including $1, $9, $2 and $18, respectively, to related parties	2,469	3,488	4,734	6,687
Gross profit	499	396	840	694
Selling, general and administrative expenses, including $10, $7, $18 and $13, respectively, to related parties	452	721	924	1,448
Interest expense	155	116	314	180
Other (income) expense, net	(3)	(3)	(5)	10
Net loss before income taxes	(105)	(438)	(393)	(944)
Income tax (benefit) provision	—	1	(2)	1
Net loss	(105)	(439)	(391)	(945)
Net loss attributable to non-controlling interests	(47)	(201)	(173)	(447)
Net loss attributable to Carvana Co.	$(58)	$(238)	$(218)	$(498)
Net loss per share of Class A common stock, basic and diluted	$(0.55)	$(2.35)	$(2.05)	$(5.20)
Weighted-average shares of Class A common stock outstanding, basic and diluted (1)	106,222	101,450	106,117	95,773
(1) Weighted-average shares of Class A common stock outstanding have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2021	89,930	$—	82,900	$—	$795	$(489)	$219	$525
Net loss	—	—	—	—	—	(260)	(246)	(506)
Exchanges of LLC Units	27	—	—	—	1	—	(1)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	1	—	—	1
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(1)	—	—	(1)
Contribution of Class A common stock from related party	(97)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	139	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(12)	—	—	(12)
Options exercised	63	—	—	—	2	—	—	2
Equity-based compensation	—	—	—	—	43	—	—	43
Balance, March 31, 2022	90,062	$—	82,900	$—	$829	$(749)	$(28)	$52
Net loss	—	—	—	—	—	(238)	(201)	(439)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	15,625	—	—	—	1,227	—	—	1,227
Adjustments to the non-controlling interests related to equity offering	—	—	—	—	(554)	—	554	—
Exchanges of LLC Units	19	—	—	—	—	—	—	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	21	—	—	21
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(21)	—	—	(21)
Contribution of Class A common stock from related party	(2)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	48	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	27	—	—	—	1	—	—	1
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	5	—	—	5
Options exercised	10	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	18	—	—	18
Balance, June 30, 2022	105,789	$—	82,900	$—	$1,526	$(987)	$325	$864

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Deficit
Balance, December 31, 2022	106,037	$—	82,900	$—	$1,558	$(2,076)	$(535)	$(1,053)
Net loss	—	—	—	—	—	(160)	(126)	(286)
Exchanges of LLC Units	14	—	—	—	1	—	(1)	—
Contribution of Class A common stock from related party	(16)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	39	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(30)	—	—	—	—	—	—	—
Options exercised	3	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	17	—	—	17
Balance, March 31, 2023	106,047	$—	82,900	$—	$1,576	$(2,236)	$(662)	$(1,322)
Net loss	—	—	—	—	—	(58)	(47)	(105)
Contribution of Class A common stock from related party	(16)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	415	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	20	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(2)	—	—	(2)
Options exercised	3	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	23	—	—	23
Balance, June 30, 2023	106,469	$—	82,900	$—	$1,597	$(2,294)	$(709)	$(1,406)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In millions)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(391)	$(945)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	183	101
Equity-based compensation expense	34	42
Loss on disposal of property and equipment	6	2
Provision for bad debt and valuation allowance	25	8
Amortization and write-off of debt issuance costs	14	12
Unrealized loss on warrants to acquire Root's Class A common stock	—	5
Unrealized (gain) loss on beneficial interests in securitization	(5)	10
Changes in finance receivable related assets:
Originations of finance receivables	(2,913)	(3,960)
Proceeds from sale of finance receivables, net	3,118	3,921
Gain on loan sales	(214)	(235)
Principal payments received on finance receivables held for sale	132	113
Other changes in assets and liabilities:
Vehicle inventory	564	333
Accounts receivable	(86)	(29)
Other assets	4	(19)
Accounts payable and accrued liabilities	(24)	122
Operating lease right-of-use assets	47	(102)
Operating lease liabilities	(41)	140
Other liabilities	(10)	(6)
Net cash provided by (used in) operating activities	443	(487)
Cash Flows from Investing Activities:
Purchases of property and equipment	(50)	(361)
Proceeds from disposal of property and equipment	33	—
Payments for acquisitions, net of cash acquired	(7)	(2,189)
Principal payments received on and proceeds from sale of beneficial interests	30	25
Net cash provided by (used in) investing activities	6	(2,525)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	4,536	8,159
Payments on short-term revolving facilities	(4,909)	(9,094)
Proceeds from issuance of long-term debt	62	3,416
Payments on long-term debt	(85)	(66)
Payments of debt issuance costs	(2)	(65)
Net proceeds from issuance of Class A common stock	—	1,227
Proceeds from equity-based compensation plans	—	3
Tax withholdings related to restricted stock units and awards	(2)	(7)
Net cash (used in) provided by financing activities	(400)	3,573
Net increase in cash, cash equivalents and restricted cash	49	561
Cash, cash equivalents and restricted cash at beginning of period	628	636
Cash, cash equivalents and restricted cash at end of period	$677	$1,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub LLC (collectively, "Carvana Co.", and, together with its consolidated subsidiaries, the "Company"), is the leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Using the website, customers can complete all phases of a used vehicle transaction, including financing their purchase, trading in their current vehicle, and purchasing complementary products such as vehicle service contracts ("VSC"), auto insurance, and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

Organization

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016, for the purpose of completing its initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Substantially all of the Company's assets and liabilities represent the assets and liabilities of Carvana Group, except the Company's Senior Notes (as defined in Note 10 — Debt Instruments) which were issued by Carvana Co. and are guaranteed by its and Carvana Group's existing domestic restricted subsidiaries, excluding ADESA US Auction, LLC ("ADESA"), and its subsidiaries, which the Company designated as unrestricted subsidiaries under the Indentures (as defined below) in March 2023.

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 11 — Stockholders' Equity (Deficit), the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of June 30, 2023, Carvana Co. owned approximately 55.8% of Carvana Group and the LLC Unitholders (as defined in Note 11 — Stockholders' Equity (Deficit)) owned the remaining 44.2%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2023, results of operations and changes in stockholder's equity (deficit) for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Liquidity

Since inception, the Company has incurred losses, and expects to incur additional losses in the future as it shifts priorities to focus on driving profitability through operating efficiency and reducing expenses. Historically, the Company's capital and liquidity needs were primarily satisfied through its debt and equity financings, operating cash flows, floor plan facility, and Finance Receivable Facilities (as defined below), certain of which facilities expire within the next twelve months. The Company plans to extend the maturity date of these facilities within the next year by amending its existing facilities or by entering into new agreements. In January 2023, the Company amended its Master Purchase and Sale Agreement for the purchaser to purchase up to a maximum of $4.0 billion of the Company's finance receivables from the amendment date through January 2024, and such facility had approximately $2.3 billion of unused capacity as of June 30, 2023. In addition, the Company has a $2.0 billion floor plan facility through March 22, 2024, with such facility having approximately $1.4 billion of unused capacity as of June 30, 2023. Additionally, in May 2023, the Company entered into an agreement pursuant to which a lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. The Company can draw upon this facility until May 31, 2024. Management believes that current working capital, cash flows from operations, and expected continued or new financing arrangements will be sufficient to fund operations for at least one year from the financial statement issuance date.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company's assets and liabilities and the results of operations.

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

Customer relationships were valued using the multi-period excess earnings method of the income approach. Developed technology was valued using the replacement cost method of the cost approach. Significant assumptions used in the valuations were forecasted revenues and attrition rate and are classified as Level 3 due to the lack of observable market data. No residual values were assigned to the customer relationships and developed technology intangible assets and they are amortized on an economic useful life basis commensurate with future anticipated cash flows and straight line, respectively. As of June 30, 2023, the remaining weighted-average amortization period for the intangible assets acquired was approximately 6.1 years.

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

For the three and six months ended June 30, 2023, the Company recognized $223 million and $434 million, respectively, of wholesale sales and revenues, $197 million and $382 million, respectively, of cost of sales, and a net loss of $18 million and $36 million, respectively, from ADESA operations, which includes $31 million and $62 million, respectively, of depreciation and amortization, including acquired intangible assets amortization expense of $3 million and $8 million, respectively.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
For the three and six months ended June 30, 2022, the Company recognized $108 million of wholesale sales and revenues, $103 million of cost of sales, and a net loss of $21 million from ADESA operations, which includes $20 million of depreciation and amortization, including acquired intangible assets amortization expense of $4 million.

The following unaudited pro forma combined results of operations information for the three and six months ended June 30, 2022 have been prepared as if the ADESA Acquisition occurred on January 1, 2021:

	Unaudited
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

	(in millions)
Revenues	$3,968	$7,680
Net loss	(485)	(1,075)
Net loss attributable to non-controlling interests	(216)	(478)
Net loss attributable to Carvana Co.	$(269)	$(597)
Net loss per share of Class A common stock - basic and diluted	$(2.54)	$(5.65)
Weighted-average shares of Class A common stock - basic and diluted	105,743	105,731

The unaudited pro forma combined results of operations information reflect the following pro forma adjustments:

	Unaudited
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

	(in millions)
Interest expense	$36	$123
Lease expense	$1	5
Depreciation and amortization expense	$7	13
Intercompany revenues and cost of sales	$(2)	$(7)

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(in millions)
Land and site improvements	$1,331	$1,331
Buildings and improvements	1,317	1,267
Transportation fleet	625	673
Software	284	245
Furniture, fixtures and equipment	140	158
Total property and equipment excluding construction in progress	3,697	3,674
Less: accumulated depreciation and amortization on property and equipment	(652)	(564)
Property and equipment excluding construction in progress, net	3,045	3,110
Construction in progress	81	134
Property and equipment, net	$3,126	$3,244

Depreciation and amortization expense on property and equipment was $99 million and $85 million for the three months ended June 30, 2023 and 2022, respectively, of which $42 million and $45 million were recorded to selling, general and administrative expense, respectively, $13 million and $12 million were capitalized to vehicle inventory, respectively, and $44 million and $28 million were recorded to cost of sales, respectively, including $18 million and $11 million previously capitalized to vehicle inventory, respectively.

Depreciation and amortization expense on property and equipment was $199 million and $138 million for the six months ended June 30, 2023 and 2022, respectively, of which $86 million and $81 million were recorded to selling, general and administrative expense, respectively, $25 million and $21 million were capitalized to vehicle inventory, respectively, and $88 million and $36 million were recorded to cost of sales, respectively, including $37 million and $18 million previously capitalized to vehicle inventory, respectively.

NOTE 5 — INTANGIBLE ASSETS

The following table summarizes intangible assets, net as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(in millions)
Intangible assets:
Customer relationships	$50	$50
Developed technology	41	41
Non-compete agreements	—	1
Intangible assets, acquired cost	91	92
Less: accumulated amortization	(30)	(22)
Intangible assets, net	$61	$70

Amortization expense was $4 million during each of the three months ended June 30, 2023 and 2022 and $9 million and $4 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the remaining weighted-

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
average amortization period for definite-lived intangible assets was approximately 5.5 years. The anticipated annual amortization expense to be recognized in future years as of June 30, 2023, is as follows:

Expected Future Amortization
(in millions)
Remainder of 2023	$9
2024	18
2025	14
2026	7
2027	5
Thereafter	8
Total	$61

NOTE 6 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(in millions)
Accounts payable, including $6 and $16, respectively, due to related parties	$255	$232
Accrued interest expense	96	99
Sales taxes and vehicle licenses and fees	83	76
Accrued compensation and benefits	52	65
Reserve for returns and cancellations	58	60
Customer deposits	39	23
Accrued advertising costs	4	7
Accrued property and equipment	3	10
Other accrued liabilities	149	205
Total accounts payable and other accrued liabilities	$739	$777

NOTE 7 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group, Inc. (together with its consolidated affiliates, collectively, “DriveTime”), a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all of the interests in DriveTime, entered into a lease agreement (the "DriveTime Lease Agreement") that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime facilities, including hubs and inspection and reconditioning centers. The DriveTime Lease Agreement was most recently amended in December 2018. The last hub facility lease remaining under the DriveTime Lease Agreement expired in April 2023, and the leases for the inspection and reconditioning centers expire between 2024 and 2026.

In March 2017, the Company and DriveTime entered into a lease agreement that governs the Company's access to and utilization of office and parking space at various DriveTime facilities (the "DriveTime Hub Lease Agreement"). The DriveTime

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Hub Lease Agreement was most recently amended in July 2021. The last facility remaining under the DriveTime Hub Lease Agreement expired in April 2023 and was not renewed.

Prior to expiration, the hub locations under the DriveTime Lease Agreement and the DriveTime Hub Lease Agreement both had cancellable lease terms of less than twelve months with rights to terminate at the Company's election with 60 days' prior written notice and certain one-year renewal options provided. At non-reconditioning locations, because it was not reasonably certain that the Company would exercise its options to extend the leases or abstain from exercising its termination rights within these lease agreements to create a lease term greater than one year, the Company accounted for them as short-term leases. For these locations, the Company made variable monthly lease payments based on its pro rata utilization of space at each facility plus a pro rata share of each facility’s actual insurance costs and real estate taxes. Management had determined that the costs allocated to the Company were based on a reasonable methodology. The DriveTime Lease Agreement also includes the Blue Mound and Delanco inspection and reconditioning centers. At both of these locations, the Company expects the lease to continue beyond twelve months, therefore, those locations are not considered short-term leases. The Company occupies all of the space at these inspection and reconditioning centers and makes monthly lease payments based on DriveTime's actual rent expense. In addition, the Company is responsible for the actual insurance costs and real estate taxes at these inspection and reconditioning centers locations.

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $1 million during each of the three months ended June 30, 2023 and 2022, and $2 million during each of the six months ended June 30, 2023 and 2022, respectively, allocated between inventory and selling, general and administrative expenses.

Office Leases

In September 2016, the Company entered into a lease for office space in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of another floor in the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company pays the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was less than $1 million during each of the three and six months ended June 30, 2023 and 2022.

In December 2019, Verde Investments, Inc., an affiliate of DriveTime ("Verde"), purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was less than $1 million during each of the three and six months ended June 30, 2023 and 2022.

Wholesale Sales and Revenues

DriveTime purchases and sells wholesale vehicles from and to the Company through competitive online auctions that are managed by an unrelated third party, and through the Company's wholesale marketplace platform. The Company recognized

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
$5 million and $7 million of wholesale sales and revenues from DriveTime during the three months ended June 30, 2023 and 2022, respectively, and $10 million and $21 million during the six months ended June 30, 2023 and 2022, respectively.

Retail Vehicle Acquisitions and Reconditioning

During the second quarter of 2021, the Company began acquiring reconditioned retail vehicles from DriveTime. The purchase price of each vehicle was equal to the wholesale price of the vehicle plus a fee for transportation and reconditioning services. In addition, DriveTime performs reconditioning services for the Company at DriveTime reconditioning centers. As of June 30, 2023 and 2022, less than $1 million and $3 million, respectively, related to vehicles and reconditioning services were included in vehicle inventory in the accompanying unaudited condensed consolidated balance sheets. The Company also recognized $1 million and $9 million of cost of goods sold during the three months ended June 30, 2023 and 2022, respectively, and $2 million and $18 million during the six months ended June 30, 2023 and 2022, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. During the three months ended June 30, 2023 and 2022, the Company recognized $33 million and $49 million, respectively, and during the six months ended June 30, 2023 and 2022, the Company recognized $68 million and $96 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations. The commission earned on the sale of these VSCs is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. In August 2020 and April 2021, the Company and DriveTime amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing and the scope of DriveTime's after-sale administration services, respectively. The Company recognized less than $1 million and $1 million during the three months ended June 30, 2023 and 2022, respectively, and $1 million and $2 million during the six months ended June 30, 2023 and 2022, respectively, related to payments for excess reserves to which it expects to be entitled, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and administered a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. Since the first quarter of 2020, the Company's GAP waiver coverage sales have been administered by an unrelated third party. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase and prior to the first quarter of 2020 paid a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. The Company incurred $5 million and $9 million during each of the three and six months ended June 30, 2023 and 2022, respectively, related to the administration of limited warranty.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime, pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). Finally, in December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). During each of the three and six months ended June 30, 2023, the Company recognized less than $1 million in revenues under the Profit Sharing Agreement.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $4 million and $2 million during the three months ended June 30, 2023 and 2022, respectively, and $8 million and $4 million during the six months ended June 30, 2023 and 2022, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three and six months ended June 30, 2023 and 2022.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the three and six months ended June 30, 2023 and 2022.

Accounts Payable Due to Related Party

As of June 30, 2023 and December 31, 2022, $6 million and $16 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Contributions of Class A Common Stock From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in the fourth quarter of 2021, the Company's CEO, Ernest Garcia III ("Mr. Garcia"), committed to giving then-current employees 23 shares of Class A common stock each from his personal shareholdings once employees reach their two-year employment anniversary ("CEO Milestone Gift" or "Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vest after they complete their second year of employment, for a total of 435,035 RSUs granted during the period. For every gift that vests, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia contributes to the Company, at the end of each fiscal quarter, the number of shares of Class A common stock, granted pursuant to the CEO Milestone Gift, that have vested during such quarter. The shares contributed shall be shares of Class A common stock that Mr. Garcia individually owns, at no charge. The contribution is intended to fund RSU awards to certain employees of the Company upon their satisfying the applicable employment tenure requirements. During the three months ended June 30, 2023 and 2022, 15,778 and 14,099 RSUs, respectively, and during the six months ended June 30, 2023 and 2022, 31,625 and 113,206 RSUs, respectively, vested and were contributed by Mr. Garcia. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has agreed to indemnify Mr. Garcia from any such obligations that may arise.

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

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with Ally Bank and Ally Financial Inc. (collectively the "Ally Parties"). Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. The Company and the Ally Parties amended the MPSA at various times throughout 2021 and 2022, and on January 13, 2023 and January 20, 2023 the MPSA was further amended to extend the scheduled commitment termination date to January 12, 2024, and establish a commitment by the Ally Parties to purchase up to a maximum of $4.0 billion of principal balances of finance receivables between January 13, 2023 and the scheduled commitment termination date. Finally, the Company and the Ally Parties entered into additional amendments to the MPSA on March 24, 2023 and April 17, 2023 to broaden the scope of finance receivables eligible for sale to the Ally Parties and update account information.

During the three months ended June 30, 2023 and 2022, the Company sold $1.0 billion and $1.3 billion, respectively, in principal balances of finance receivables under the MPSA. During the six months ended June 30, 2023 and 2022, the Company sold $1.7 billion and $1.8 billion, respectively, in principal balances of finance receivables under the MPSA and had $2.3 billion of unused capacity as of June 30, 2023.

Securitization Transactions

The Company sponsors and establishes securitization trusts to purchase finance receivables from the Company. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that the Company sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. The net proceeds from the sales are the fair value of the assets obtained as part of the transactions and typically include cash and at least 5% of the beneficial interests issued by the securitization trusts to comply with the Risk Retention Rules (as defined below), as further discussed in Note 9 — Securitizations and Variable Interest Entities.

During the three months ended June 30, 2023 and 2022, the Company sold $0.9 billion and $0.6 billion, respectively, in principal balances of finance receivables through securitization transactions. During the six months ended June 30, 2023 and 2022, the Company sold $1.3 billion and $2.0 billion, respectively, in principal balances of finance receivables through securitization transactions.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $150 million and $130 million during the three months ended June 30, 2023 and 2022, respectively, and $214 million and $235 million during the six months ended June 30, 2023 and 2022, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs and performing ministerial duties as the trust administrator. As of June 30, 2023, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of June 30, 2023 and December 31, 2022 were $335 million and $321 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of June 30, 2023 and December 31, 2022.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at June 30, 2023 and December 31, 2022. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	June 30, 2023		December 31, 2022
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$266	$266	$252	$252
Certificates and other assets	69	69	69	69
Total unconsolidated VIEs	$335	$335	$321	$321

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under Risk Retention Rules. As described in Note 10 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$278	$266	$268	$252
Certificates and other assets	54	69	43	69
Total securities available for sale	$332	$335	$311	$321

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 10 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 16 — Leases, as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022

	(in millions)
Asset-based financing:
Floor plan facility	$557	$569
Finance receivable facilities	604	965
Financing of beneficial interest in securitizations	278	268
Notes payable	2	3
Real estate financing	484	486
Total asset-based financing	1,925	2,291
Senior notes	5,725	5,725
Total debt	7,650	8,016
Less: current portion	(1,270)	(1,638)
Less: unamortized debt issuance costs (1)	(75)	(82)
Total included in long-term debt, net	$6,305	$6,296

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

Short-Term Revolving Facilities

Floor Plan Facility

The Company previously entered into a floor plan facility with a lender to finance its vehicle inventory, which was secured by Carvana LLC's vehicle inventory, general intangibles, accounts receivable, and finance receivables. The facility was amended at various times and effective September 22, 2022, the Company amended and restated the facility to extend the maturity date, with a line of credit of $2.2 billion through September 22, 2023, and $2.0 billion through March 22, 2024, and tie the interest rate to a prime rate plus 1.00%. On May 31, 2023, the Company amended the facility to have a single line of credit of $2.0 billion through March 22, 2024.

Under the facility, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding balances related to vehicles held in inventory for more than 150 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is equal to the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the facility and subsequently reborrow such amounts. The facility also requires monthly interest payments and that at least 12.5% of the total principal amount owed to the lender is held as restricted cash. The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter under the facility.

As of June 30, 2023, the Company had $557 million outstanding under the facility, unused capacity of $1.4 billion, and held $70 million in restricted cash related to this facility. During the three months ended June 30, 2023, the Company's effective interest rate on the facility was approximately 8.00%.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of December 31, 2022, the Company had $569 million outstanding under the facility, unused capacity of $1.6 billion, and held $71 million in restricted cash related to this facility. For the year ended December 31, 2022, the Company's effective interest rate on the facility was approximately 3.57%.

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

In October 2021, the Company entered into an agreement pursuant to which a fourth lender agreed to provide a $350 million revolving credit facility to fund certain finance receivables originated by the Company. On May 8, 2023, the Company settled all outstanding amounts owed and terminated the agreement with the lender.

In March 2022, the Company entered into an agreement pursuant to which a fifth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. The Company can draw upon this facility until September 18, 2023.

In May 2023, the Company entered into an agreement pursuant to which a sixth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. The Company can draw upon this facility until May 31, 2024.

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of June 30, 2023 and December 31, 2022, the Company had $604 million and $965 million, respectively, outstanding under these Finance Receivable Facilities, unused capacity of $1.9 billion and $1.6 billion, respectively, and held $24 million and $36 million, respectively, in restricted cash related to these Finance Receivable Facilities. During the three months ended June 30, 2023, the Company's effective interest rate on these Finance Receivable Facilities was approximately 6.78%. For the year ended December 31, 2022, the Company's effective interest rate on these Finance Receivable Facilities was approximately 2.93%.

Long-Term Debt

Senior Unsecured Notes

The Company has issued various tranches of senior unsecured notes (collectively, the "Senior Notes") each under a separate indenture (collectively, the "Indentures"), as further described below.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes components of the Company's senior unsecured notes:

	June 30, 2023	December 31, 2022	Interest Rate

	(in millions, except percentages)
2025 Senior Unsecured Notes due October 1, 2025 ("2025 Notes")	$500	$500	5.625%
2027 Senior Unsecured Notes due April 15, 2027 ("2027 Notes")	600	600	5.500%
2028 Senior Unsecured Notes due October 1, 2028 ("2028 Notes")	600	600	5.875%
2029 Senior Unsecured Notes due September 1, 2029 ("2029 Notes")	750	750	4.875%
2030 Senior Unsecured Notes due May 1, 2030 ("2030 Notes")	3,275	3,275	10.250%
Total principal amount	5,725	5,725
Less: unamortized debt issuance cost	(70)	(76)
Total debt	$5,655	$5,649

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

As further described under Note 20 — Subsequent Events, on July 17, 2023, the Company entered into a transaction support agreement (the "Transaction Support Agreement") pursuant to which, among other transactions described in Note 20 — Subsequent Events, certain holders of the Senior Notes have agreed to support, approve, implement and enter into definitive documents with respect to certain transactions, including, but not limited to, (i) the exchange of Senior Notes for three tranches of senior secured notes due 2028, 2030 and 2031, respectively (such notes, the "New Secured Notes"), in an aggregate principal amount of up to $4.376 billion (the "Exchange Offers"), and (ii) the solicitation of consents from certain eligible holders of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes to amend certain provisions in the Indentures to be conducted simultaneously with the Exchange Offers (the "Consent Solicitations").

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. The notes have a fixed annual interest rate, a term of 3.25 years and require monthly payments. As of June 30, 2023 and December 31, 2022, the outstanding principal of these notes had a weighted-average interest rate of 8.2% and 7.5%, respectively, and totaled $2 million and $3 million, respectively, net of unamortized debt issuance costs, of which $2 million and $1 million, respectively, was due within the next twelve months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of June 30, 2023, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of June 30, 2023 and December 31, 2022, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $482 million and $483 million, respectively, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of June 30, 2023 and December 31, 2022, the Company has pledged $278 million and $268 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from September 2023 to June 2030. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $275 million and $265 million as of June 30, 2023 and December 31, 2022, respectively, of which $106 million and $102 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2023, the Company was in compliance with all debt covenants.

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

As of June 30, 2023 and December 31, 2022, there were 237 million and 236 million Class A Units and 2 million and 1 million Class B Units, respectively, (as adjusted for the participation thresholds and closing price of Class A common stock on June 30, 2023 and December 31, 2022) issued and outstanding. As discussed in Note 13 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

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

During the three months ended June 30, 2023 and 2022, certain LLC Unitholders exchanged zero and less than 1 million LLC Units and no shares of Class B common stock for zero and less than 1 million newly-issued shares of Class A common stock, respectively. During each of the six months ended June 30, 2023 and 2022, certain LLC Unitholders exchanged less than 1 million LLC Units and no shares of Class B common stock for less than 1 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received zero and less than 1 million LLC Units during the three months ended June 30, 2023 and 2022, respectively, and less than 1 million LLC Units during each of the six months ended June 30, 2023 and 2022, increasing its total ownership interest in Carvana Group for the three months ended June 30, 2022.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group, LLC amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of its Senior Notes, as discussed further and defined in Note 10 — Debt Instruments. On October 2, 2020, Carvana Group, LLC amended and restated its LLC Agreement to, among other things, authorize the issuance of 1.1 million Class A Non-Convertible Preferred Units to be sold to Carvana Co. in connection with the issuance of its 2025 and 2028 Notes and authorize the issuance of additional Class A Non-Convertible Preferred Units, in each case in consideration for the capital contribution made or deemed to have been made by Carvana Co. of the net proceeds of senior unsecured notes issuances. On March 29, 2021, Carvana Group, LLC issued 0.6 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2027 Notes. On August 16, 2021, Carvana Group, LLC issued 0.8 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2029 Notes. On May 6, 2022, Carvana Group, LLC issued 3.3 million Class A Non-Convertible Preferred Units in connection with the issuance of its 2030 Notes. Carvana Co. used its net proceeds from certain Senior Unsecured Notes due 2023, (which have since been repurchased), the 2025 and 2028 Notes, the 2027 Notes, the 2029 Notes, and the 2030 Notes to purchase 0.6 million, 1.1 million, 0.6 million, 0.8 million, and 3.3 million, respectively, of Class A Non-Convertible Preferred Units.

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

On July 18, 2023, the Company amended and restated its Tax Asset Preservation Plan in order to adjust the definition of Beneficial Ownership to exclude derivatives that may be only settled in cash, do not confer voting rights, and lack other features consistent with beneficial ownership of shares of Class A common stock.

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

During the six months ended June 30, 2023 and 2022, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of $1 million each, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit).

As of June 30, 2023, Carvana Co. owned approximately 55.8% of Carvana Group with the LLC Unitholders owning the remaining 44.2%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net loss attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	Six Months Ended June 30,
	2023	2022

	(in millions)
Transfers from non-controlling interests:
Decrease as a result of issuances of Class A common stock	$—	$(554)
Increase as a result of exchanges of LLC Units	$1	$1
Total transfers from non-controlling interests	$1	$(553)

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 13 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Restricted Stock Units and Awards excluding those granted in relation to the CEO Milestone Gift	$19	$8	$33	$17
Restricted Stock Units granted in relation to the CEO Milestone Gift	—	6	(1)	37
Options	4	4	8	7
Total equity-based compensation	23	18	40	61
Equity-based compensation capitalized to property and equipment	(3)	(2)	(5)	(4)
Equity-based compensation capitalized to inventory	(1)	(2)	(1)	(15)
Equity-based compensation, net of capitalized amounts	$19	$14	$34	$42

As of June 30, 2023, the total unrecognized compensation related to outstanding equity awards was $223 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). The number of shares authorized for issuance under the 2017 Incentive Plan is subject to an automatic annual increase of the lesser of two percent of the Company's outstanding common stock or an amount determined by the Compensation and Nominating Committee of the Board. While the Compensation and Nominating Committee determined not to increase the number of shares authorized for issuance in prior years, the automatic annual increase on January 1, 2023 was approved. As a result, in February 2023, the Company registered approximately 2 million additional shares (the "Automatic Increase"). In addition, on February 22, 2023, the Board approved an amendment, subject to stockholder approval, to increase the number of shares available under the 2017 Incentive Plan by 20 million shares (the "Amendment Increase"). On February 22, 2023, Ernest Garcia II also granted the Board an irrevocable proxy to vote the shares of Class A and Class B common stock directly held and beneficially owned by Mr. Garcia II in favor of the Amendment Increase. The Company's stockholders approved the Amendment Increase at the annual stockholder meeting on May 1, 2023. After taking into account the Automatic Increase and the Amendment Increase, approximately 36 million shares of Class A common stock are available for issuance under the 2017 Incentive Plan, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards to employees, directors, officers and consultants. The majority of equity granted by the Company vests over four-year periods based on continued employment with the Company. As of June 30, 2023, approximately 17 million shares remain available for future equity-based award grants under this plan.

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

During the six months ended June 30, 2023 and 2022, the Company issued 20,127 and 27,462 shares of Class A common stock, respectively, and recognized less than $1 million of equity-based compensation expense in each period. As of June 30, 2023, 391,027 shares remained available for future issuance.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and six months ended June 30, 2023 or 2022. As of June 30, 2023, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net loss per share during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net loss	$(105)	$(439)	$(391)	$(945)
Net loss attributable to non-controlling interests	(47)	(201)	(173)	(447)
Net loss attributable to Carvana Co. Class A common stockholders, basic and diluted	$(58)	$(238)	$(218)	$(498)
Denominator:
Weighted-average shares of Class A common stock outstanding	106,247	101,450	106,154	95,773
Nonvested weighted-average restricted stock awards	(25)	—	(37)	—
Weighted-average shares of Class A common stock outstanding, basic and diluted	106,222	101,450	106,117	95,773
Net loss per share of Class A common stock, basic and diluted	$(0.55)	$(2.35)	$(2.05)	$(5.20)

Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net loss per share of Class A common stock for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Options (1)	4,029	1,281	4,029	1,281
Restricted Stock Units and Awards (1)	9,953	74	9,953	74
Class A Units (2)	82,963	82,963	82,963	82,963
Class B Units (2)	988	1,835	856	1,835
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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As described in Note 11 — Stockholders' Equity (Deficit), the Company acquired zero and less than 1 million LLC Units during the three months ended June 30, 2023, and 2022, respectively, and less than 1 million LLC Units during each of the six months ended June 30, 2023 and 2022 in connection with exchanges with LLC Unitholders. During the three months ended June 30, 2023, and 2022, the Company recorded a gross deferred tax asset of zero and $1 million, respectively, and less than $1 million and $1 million, respectively, during the six months ended June 30, 2023 and 2022 associated with the basis difference in its investment in Carvana Group related to the acquisition of the LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit).

During the six months ended June 30, 2023, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of June 30, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended June 30, 2023 and 2022 was a benefit of 0.4% and an expense of 0.1%, respectively, and for the six months ended June 30, 2023 and 2022 was a benefit of 0.6% and an expense of 0.2%, respectively, related to its wholly-owned subsidiaries.

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
As of June 30, 2023, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. As of June 30, 2023, the total unrecorded TRA liability is approximately $1.6 billion. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of June 30, 2023, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations with reconditioning capacity, storage, parking and corporate offices. The initial terms expire at various dates between 2023 and 2038. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$28	$24	$56	$41
Interest obligations under finance leases	5	5	10	8
Total finance lease costs	$33	$29	$66	$49

Operating leases:
Fixed lease costs to non-related parties	$17	$27	$35	$52
Fixed lease costs to related parties	1	1	2	2
Total operating lease costs	$18	$28	$37	$54

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$53	$32
Operating lease liabilities to related parties			$2	$1
Interest payments on finance lease liabilities			$10	$8

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$64	$65

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of June 30, 2023:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2023	$55	$2	$45	$47	$102
2024	101	4	93	97	198
2025	91	2	90	92	183
2026	75	2	87	89	164
2027	35	2	79	81	116
Thereafter	6	2	297	299	305
Total minimum lease payments	363	14	691	705	1,068
Less: amount representing interest	(36)	(2)	(177)	(179)	(215)
Total lease liabilities	$327	$12	$514	$526	$853
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

As of June 30, 2023 and December 31, 2022, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of June 30, 2023 and 2022 were as follows, excluding short-term operating leases:

	As of June 30,
	2023	2022
Weighted-average remaining lease terms (years)
Operating leases	8.1	8.9
Finance leases	3.8	4.5
Weighted-average discount rate
Operating leases	7.1%	7.0%
Finance leases	5.8%	5.5%

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each retail vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $16 million and $19 million as of June 30, 2023 and December 31, 2022, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $155 million in aggregate over the next six years, as of June 30, 2023. These purchase obligations are recorded as liabilities when the services are rendered.

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business for a publicly traded auto retail and e-commerce company. For example, the Company is currently a party to legal and regulatory disputes, including putative class action and shareholder derivative lawsuits, alleging, among other things, the violation of federal securities and antitrust laws and state laws regarding consumer protection, stockholders' rights and the titling and registration of vehicles sold to its customers. These disputes include, but are not limited to, In re Carvana Co. Securities Litigation, United States District Court for the District of Arizona (Case No. CV-22-2126-PHX-MTL); City of Warwick Retirement System v. Carvana Co., et al., Maricopa County, Arizona Superior Court (Case No. CV2022-013054); In re Carvana Co. Stockholders Litigation, Delaware Chancery Court (Case No. 2020-0415-KSJM); Neal Vestal v. Carvana Co., et al., Delaware Chancery Court (Case No. 2022-0609-KSJM); Taiae Bradley v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 2:22-cv-02525-MMB); Dana Jennings, et al. v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 5:21-cv-05400-EGS); Mountaineer Motors of Lenoir, LLC v. Carvana, LLC, et al., United States District Court for the Western District of North Carolina (Case No. 5:22-cv-00171); Syretta Harvin et al. v. Carvana, LLC et al., United States District Court for the Eastern District of Pennsylvania (Case No. 2:23-cv-02068-MRP); and In re Carvana Co. Stockholders Litigation, Delaware Chancery Court (Case No. 2023-0600-KSJM). Brittany Fischer v. Carvana, LLC, Lee County, Florida Circuit Court (Case No. 2022-007133-CA-01) was settled for an immaterial amount in the second quarter of 2023.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables are a summary of fair value measurements and hierarchy level at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$357	$357	$—	$—
Beneficial interests in securitizations	335	—	—	335

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$272	$272	$—	$—
Beneficial interests in securitizations	321	—	—	321
_________________________
(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents and restricted cash in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, the Company has purchase price adjustment receivables of $14 million and $37 million, respectively, which are carried at fair value and classified as other assets in the accompanying consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a gain of less than $1 million and $3 million during the three months ended June 30, 2023 and 2022, respectively, and a gain of $2 million and $6 million during the six months ended June 30, 2023 and 2022, respectively, and are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

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

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of June 30, 2023 and December 31, 2022, the range of discount rates were 6.4% to 10.9% and 7.1% to 11.3%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers out of Level 3 during the three and six months ended June 30, 2023 or 2022.

In December 2021, the Company began selling certain of its beneficial interests in securitizations that meet the criteria for sale set forth in the Risk Retention Rules. For the three and six months ended June 30, 2023, the Company sold beneficial interests in securitizations for a purchase price totaling $8 million. For the three and six months ended June 30, 2022, the Company sold beneficial interests in securitizations for a purchase price totaling $2 million and $3 million, respectively.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Opening Balance	$312	$416	$321	$382
Received in securitization transactions	69	37	92	124
Payments received	(42)	(50)	(75)	(92)
Change in fair value	4	—	5	(10)
Sales of beneficial interests	(8)	(2)	(8)	(3)
Ending Balance	$335	$401	$335	$401

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended June 30, 2023 and December 31, 2022. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022

	(in millions)
Carrying value, net of unamortized debt issuance costs	$5,655	$5,649
Fair value	4,186	2,533

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022

	(in millions)
Carrying value	$1,098	$1,334
Fair value	1,181	1,437

Investment in Equity Securities

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through June 30, 2023. On August 12, 2022, Root effected a reverse stock split of its Class A common stock and Class B common stock at a ratio of 18:1, whereby each 18 shares of Root’s Class A common stock and Class B common stock were automatically combined into one share of Class A common stock or Class B common stock, respectively (the “Reverse Stock Split”). The shares of Root's Class A common stock issuable to the Company on the conversion of the Series A convertible preferred shares were adjusted proportionally.

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

The following table presents changes in the Company's Level 3 Warrants measured at fair value:

2023
(in millions)
Balance at December 31, 2022	$2
Total unrealized loss (1)	(1)
Balance at June 30, 2023	$1

(1) The Company recognized the decrease in fair value in relation to the Warrants to acquire Root's Class A common stock through other (income) expense, net in the accompanying consolidated statements of operations. The Company recognized a

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
decrease in fair value of zero and $1 million during the three and six months ended June 30, 2023, respectively, and less than $1 million and $5 million during the three and six months ended June 30, 2022, respectively.

Derivative Instruments

The Company utilizes non-designated cash flow hedges including interest rate cap agreements to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Interest rate caps provide that the counterparty will pay the purchaser at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon cap rate.

In the first quarter of 2023, the Company entered into one interest rate cap agreement to limit exposure to interest rate risk on variable rate debt associated with finance receivables. The interest rate cap has a cap rate of 5.0% with a notional amount of $364 million, expiring in July 2027. In the second quarter of 2023, the Company entered into a second interest rate cap agreement to limit exposure to interest rate risk on variable rate debt associated with finance receivables. The interest rate cap has a cap rate of 5.0% and a notional amount of $236 million, expiring in April 2027.

The fair value of the Company's interest rate caps is impacted by the credit risk of both the Company and its counterparty. The Company has an agreement with its derivative financial instrument counterparty that contains provisions providing that if the Company defaults on the indebtedness associated with its derivative financial instrument, then the Company could also be declared in default on its derivative financial instrument obligation. In addition, the Company minimizes nonperformance risk on its derivative instrument by evaluating the creditworthiness of its counterparty, which is limited to major banks and financial institutions.

The Company does not apply hedge accounting to the interest rate caps and records all mark-to-market adjustments directly to other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations. The fair value of the interest rate caps is categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial principles and available market data. For the three and six months ended June 30, 2023, the Company recognized mark-to-market adjustments of $2 million and $1 million of income, respectively, within other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2023, the fair value of the interest rate caps is recorded in the accompanying unaudited condensed consolidated balance sheets within other current assets and was $12 million.

NOTE 19 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$313	$129
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$3	$49
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$321
Property and equipment acquired under finance leases	$36	$232
Equity-based compensation expense capitalized to property and equipment	$5	$4
Fair value of beneficial interests received in securitization transactions	$92	$124
Reductions of beneficial interests in securitizations and associated long-term debt	$53	$70

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	June 30, 2023	December 31, 2022	June 30, 2022

	(in millions)
Cash and cash equivalents	$541	$434	$1,047
Restricted cash	136	194	150
Total cash, cash equivalents and restricted cash	$677	$628	$1,197

NOTE 20 — SUBSEQUENT EVENTS

Transaction Support Agreement

On July 17, 2023, the Company entered into a Transaction Support Agreement with an ad hoc group of holders of Senior Notes representing over 90% of the aggregate principal amount of outstanding Senior Notes (the "Ad Hoc Group"), Carvana Group, LLC, and the Garcia Parties.

Pursuant to the Transaction Support Agreement, subject to the terms and conditions set forth therein, the Ad Hoc Group has agreed to support, approve, implement and enter into definitive documents with respect to the following transactions: (i) the new issuance through one or more equity offerings for aggregate gross proceeds of at least $350 million of Class A and/or LLC Units (together the "New Equity"), (ii) the Exchange Offers; (iii) concurrently with, but separate from the Exchange Offers, the commencement by the Company of a cash tender offer to purchase certain 2025 Notes; (iv) the Consent Solicitations and (v) with respect to the Garcia Parties only, the purchase of their pro rata portion of any offering on New Equity (such commitment not to exceed $126 million); provided that such commitment shall automatically terminate on the date the Company raises $700 million of gross proceeds from the issuance of New Equity.

The Transaction Support Agreement may be terminated under various circumstances.

At-the-Market Offering Program

On July 19, 2023, the Company entered into an agreement (the "Distribution Agreement") with Citigroup Global Markets Inc. and Moelis & Company LLC (the "Sales Agents"), whereby the Company may sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate number of 35 million shares of Class A common stock, from time to time, through an "at the market offering" program.

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a retail vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a retail vehicle.    As of June 30, 2023, we listed 37,570 total retail units on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling vehicles to retail customers is the primary driver of our business. Selling retail vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including vehicle service contracts ("VSCs"), GAP waiver coverage, other ancillary products, and trade-ins.

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

•Protect their purchase.    Customers have the option to protect their vehicle with a VSC as part of our online checkout process. VSCs provide customers with protection against the costs of certain mechanical repairs after the expiration of their vehicle’s original manufacturer warranty. We earn a fee for selling VSCs on behalf of an affiliate of DriveTime Automotive Group, Inc. (together with its consolidated affiliates, collectively, “DriveTime”), which is the obligor under these VSCs. We generally have no contractual liability to customers for claims under these agreements. We also offer GAP waiver coverage to customers in most states in which we operate. We have also partnered with Root, Inc. ("Root") to offer an integrated auto insurance solution, through which customers in most states may conveniently access auto insurance directly from the Carvana e-commerce platform.

•Sell us their car.    We allow our customers to trade-in a vehicle and apply the trade-in value to their purchase, or to sell us a vehicle independent of a purchase. Using our digital appraisal tool, customers can receive a conditional offer for their vehicle nearly instantaneously from our site simply by answering a few questions about the vehicle condition and features. We generate trade-in offers using a proprietary valuation algorithm supported by extensive used vehicle market and customer-behavior data. When customers accept our offer, they can schedule a time to have the vehicle picked up at their home or elsewhere within one of our markets and receive payment, eliminating the need to visit a dealership or negotiate a private sale. We take their vehicles into inventory and sell them either at auction as a wholesale sale or through our website as a retail sale. Vehicles sold at auction typically do not meet the quality or condition standards required to be included in retail inventory displayed for sale on our website.

To enable a seamless customer experience, we have built a vertically-integrated used vehicle supply chain, supported by proprietary software systems and data.

•Vehicle acquisition.    We primarily acquire our used vehicle inventory directly from customers when they trade in or sell us their vehicles and through the large and liquid national used car auction market. Acquiring directly from customers eliminates auction fees and provides more diverse vehicles. The remainder of our inventory is acquired from vehicle finance and leasing companies, rental car companies, and other suppliers, which suppliers may also provide reconditioning services. We use proprietary algorithms to determine which cars to bid on at auction and how much to bid. Our software sifts through over 100,000 vehicles per day and filters out vehicles with reported accidents, poor condition ratings, or other unacceptable attributes, and can evaluate the tens of thousands of potential vehicle purchases that remain per day, creating a competitive advantage versus in-person sourcing methods generally used by traditional dealerships. Once our algorithms have identified a suitable vehicle for purchase, bids are verified and executed by a centralized team of inventory-sourcing professionals. For vehicles sold to us through our website, we use proprietary algorithms to determine an appropriate offer. We assess vehicles on the basis of quality, inventory fit, consumer desirability, relative value, expected reconditioning costs, and vehicle location to identify what we believe represent the most in-demand and profitable vehicles to acquire for inventory. We utilize a broad range of data sources, including proprietary site data, and a variety of external data sources to support our assessments.

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

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have historically experienced rapid growth in sales through our website www.carvana.com. Due to profitability initiatives and macroeconomic impacts, including rising interest rates during the first six months of 2023, the number of vehicles we sold to retail customers decreased by 34.9% to 76,530, in the three months ended June 30, 2023 compared to 117,564 in the three months ended June 30, 2022. During the six months ended June 30, 2023, the number of vehicles we sold to retail customers decreased by 30.1% to 155,770, compared to 222,749 in the six months ended June 30, 2022.

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

Our expansion model has historically enabled us to increase our number of markets, resulting in servicing more of the U.S. population, in each of the past ten years. We served 316 markets as of June 30, 2023, an increase from 315 markets as of June 30, 2022, serving 81.1% of the U.S. population. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our long-term growth plan. We continually evaluate consumer demand and our operational capacity and necessary efficiencies to determine our market opening and vending machine launch strategy.

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

Our largest source of revenue, retail vehicle sales, totaled $2.0 billion and $3.0 billion during the three months ended June 30, 2023 and 2022, respectively, and $3.8 billion and $5.7 billion during the six months ended June 30, 2023 and 2022, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales and revenues includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. Subsequent to our acquisition of the U.S. physical auction business of ADESA U.S. Auction, LLC ("ADESA") from KAR Auction Services, Inc. on May 9, 2022 (the "ADESA Acquisition"), we also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $777 million and $704 million during the three months ended June 30, 2023 and 2022, respectively, and $1.4 billion and $1.3 billion during the six months ended June 30, 2023 and 2022, respectively. We generally expect wholesale sales to trend proportionately with retail units sold through trade-ins and from customers who wish to sell us a car independent of a retail sale and with the movement of wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate, sales commissions on ancillary products such as VSCs, GAP waiver coverage, and auto insurance, totaled $230 million and $218 million during the three months ended June 30, 2023 and 2022, respectively, and $391 million and $408 million during the six months ended June 30, 2023 and 2022, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During current macroeconomic uncertainty, our highest priority will continue to be providing exceptional customer experiences while improving efficiency, increasing our brand awareness and utilizing our infrastructure to support efficient growth in retail units sold, to help us move along the path to achieve profitability and positive free cash flow. Secondarily, we plan to pursue several strategies designed to increase our total gross profit per unit. These strategies may include the following:

•Increase the purchase of vehicles from customers. Over time, we plan to grow the number of vehicles that we purchase from our customers as trade-ins or independent of a retail sale. This will provide additional vehicles for our retail business, which on average are more profitable compared to the same vehicle acquired at auction, and expand our inventory selection. In addition, this in turn will grow our wholesale business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Retail units sold	76,530	117,564	155,770	222,749
Average monthly unique visitors (in thousands)	14,552	23,547	14,623	24,138
Total website units	37,570	78,910	37,570	78,910
Total gross profit per unit	$6,520	$3,368	$5,393	$3,116
Total gross profit per unit, non-GAAP	$7,030	$3,683	$5,893	$3,354

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

The number of retail vehicles we sell depends on the volume of traffic to our website, our population coverage, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customers' purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general economic conditions. On a quarterly basis, the number of retail vehicles we sell is also affected by seasonality, with demand for retail vehicles generally reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of retail vehicle sales generally expected to occur in the fourth calendar quarter. In 2022, heightened inflation and rising interest rates resulted in lower demand for used vehicles. These trends continued into the first half of 2023, in which retail vehicles sales were also affected by a lower inventory size, lower advertising expense, and a focus on profitability initiatives. These trends may continue through the remainder of the year.

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

In September 2022, we completed our integrated auto insurance solution with Root, through which customers may conveniently access auto insurance directly from the Carvana e-commerce platform. We receive commissions and Warrants to purchase shares of Root's Class A common stock based on the Root insurance policies sold through the Integrated Platform.

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

Interest Expense

Interest expense includes interest incurred on our various tranches of senior unsecured notes (collectively the "Senior Notes"), our Floor Plan Facility, and our Finance Receivable Facilities (each as defined in Note 10 — Debt Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q), as well as our notes payable, finance leases, and long-term debt, which are used to fund general working capital, our inventory, our transportation fleet, and certain of our property and equipment. Interest expense excludes the interest incurred during various construction projects to build, upgrade or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

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

Income Tax (Benefit) Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (“Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. During the three and six months ended June 30, 2023, the Company generated an income tax benefit of less than $1 million and $2 million, respectively, compared to an income tax expense of $1 million during both the three and six months ended June 30, 2022.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(in millions, except unit and per unit amounts)			(in millions, except unit and per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$1,961	$2,962	(33.8)%	$3,788	$5,694	(33.5)%
Wholesale sales and revenues (1)	777	704	10.4%	1,395	1,279	9.1%
Other sales and revenues (2)	230	218	5.5%	391	408	(4.2)%
Total net sales and operating revenues	$2,968	$3,884	(23.6)%	$5,574	$7,381	(24.5)%
Gross profit:
Retail vehicle gross profit (3)	$204	$133	53.4%	$314	$218	44.0%
Wholesale gross profit (1)	65	45	44.4%	135	68	98.5%
Other gross profit (2)	230	218	5.5%	391	408	(4.2)%
Total gross profit	$499	$396	26.0%	$840	$694	21.0%
Unit sales information:
Retail vehicle unit sales	76,530	117,564	(34.9)%	155,770	222,749	(30.1)%
Wholesale vehicle unit sales	46,453	55,299	(16.0)%	81,563	105,579	(22.7)%
Per unit selling prices:
Retail vehicles	$25,624	$25,195	1.7%	$24,318	$25,562	(4.9)%
Wholesale vehicles (4)	$11,926	$10,778	10.7%	$11,782	$11,091	6.2%
Per retail unit gross profit:
Retail vehicle gross profit (5)	$2,666	$1,131	135.7%	$2,016	$979	105.9%
Wholesale gross profit	849	383	121.7%	867	305	184.3%
Other gross profit	3,005	1,854	62.1%	2,510	1,832	37.0%
Total gross profit	$6,520	$3,368	93.6%	$5,393	$3,116	73.1%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (6)	$840	$723	16.2%	$1,018	$597	70.5%
Wholesale marketplace: (7)
Wholesale marketplace units sold	227,698	111,883	NM	441,462	111,883	NM
Wholesale marketplace revenues	$223	$108	NM	$434	$108	NM
Wholesale marketplace gross profit (8)	$26	$5	NM	$52	$5	NM

(1) Includes $5, $7, $10 and $21, respectively, of wholesale sales and revenues from related parties.
(2) Includes $33, $50, $69 and $98, respectively, of other sales and revenues from related parties.
(3) Includes $0, $6, $0 and $14, respectively, of share-based compensation expense related to the CEO Milestone Gift.
(4) Excludes wholesale marketplace revenues and wholesale marketplace units sold.
(5) Includes $0, $51, $0 and $63, respectively, of share-based compensation expense related to the CEO Milestone Gift.
(6) Excludes wholesale marketplace gross profit and wholesale marketplace units sold.
(7) Represents results of ADESA and its subsidiaries, which the Company has designated as unrestricted subsidiaries. These amounts do not include units sold, revenues, or gross profit received from Company purchases and sales through the wholesale marketplace, which are eliminated in consolidation.
(8) Includes $26, $15, $52 and $15, respectively, of depreciation and amortization expense.
NM = Not Meaningful, for the three and six months ended June 30, 2022 only includes wholesale marketplace data from the date of the ADESA Acquisition of May 9, 2022.

Retail Vehicle Sales

Three months ended June 30, 2023 versus 2022. Retail vehicle sales decreased by $1.0 billion to $2.0 billion during the three months ended June 30, 2023, compared to $3.0 billion during the three months ended June 30, 2022. The decrease in revenue was primarily due to a decrease in the number of retail vehicles sold to 76,530 from 117,564 during the three months ended June 30, 2023 and 2022, respectively. The decrease in retail units sold was driven by various macroeconomic factors including continued increased interest rates and inflation, leading to decreased vehicle affordability, as well as our continued increased focus on profitability initiatives, which have led to lower advertising levels and inventory size. This was partially offset by an increase in the average selling price of our retail units sold to $25,624 in the three months ended June 30, 2023 from $25,195 in the prior year, due primarily to improvements in the mix of retail vehicles sold and their respective turn times, despite overall depreciation in the used vehicle market compared to the three months ended June 30, 2022.

Six months ended June 30, 2023 versus 2022. Retail vehicle sales decreased by $1.9 billion to $3.8 billion during the six months ended June 30, 2023 compared to $5.7 billion during the six months ended June 30, 2022. The decrease in revenue was primarily due to a decrease in the number of retail vehicles sold to 155,770 from 222,749 during the six months ended June 30, 2023 and 2022, respectively. The decrease in retail units sold was driven by various macroeconomic factors including increased interest rates and inflation, leading to decreased vehicle affordability, as well as our increased focus on profitability initiatives, which have led to lower advertising levels and inventory size. In addition, the average selling price of our retail units sold decreased to $24,318 from $25,562 during the six months ended June 30, 2023 and 2022, respectively, due primarily to overall depreciation in the used vehicle market compared to the six months ended June 30, 2022.

Wholesale Sales and Revenues

Three months ended June 30, 2023 versus 2022. Wholesale sales and revenues increased by $73 million to $777 million during the three months ended June 30, 2023, compared to $704 million during the three months ended June 30, 2022. Wholesale marketplace revenues, which were only included in our results from operations subsequent to the ADESA Acquisition, were.higher on a pro rata basis during the three months ended June 30, 2023 at $223 million, compared to $108 million during the three months ended June 30, 2022, primarily due to a pro rata increase in wholesale marketplace units sold to 227,698 during the three months ended June 30, 2023, compared to 111,883 during the three months ended June 30, 2022. This was partially offset by a decrease in wholesale units sold that were acquired from customers on our website to 46,453 from 55,299 during the three months ended June 30, 2023 and 2022, respectively.

Six months ended June 30, 2023 versus 2022. Wholesale sales and revenues increased by $116 million to $1.4 billion during the six months ended June 30, 2023, compared to $1.3 billion during the six months ended June 30, 2022. Wholesale marketplace revenues, which were only included in our results from operations subsequent to the ADESA Acquisition, were higher on a pro rata basis during the six months ended June 30, 2023 at $434 million, compared to $108 million during the six months ended June 30, 2022, primarily due to a pro rata increase in wholesale marketplace units sold to 441,462 during the six months ended June 30, 2023, compared to 111,883 during the six months ended June 30, 2022. This was partially offset by a decrease in wholesale units sold that were acquired from customers on our website to 81,563 from 105,579 during the six months ended June 30, 2023 and 2022, respectively.

Other Sales and Revenues

Three months ended June 30, 2023 versus 2022. Other sales and revenues increased by $12 million to $230 million during the three months ended June 30, 2023, compared to $218 million during the three months ended June 30, 2022. The increase was primarily due to an increase in gain on loan sales as a result of more loan sales during the three months ended June 30, 2023. This increase was partially offset by the decrease in retail units sold during the three months ended June 30, 2023.

Six months ended June 30, 2023 versus 2022. Other sales and revenues decreased by $17 million to $391 million during the six months ended June 30, 2023, compared to $408 million during the six months ended June 30, 2022. The decrease was primarily due to a decrease in gain on loan sales as a result of fewer loan sales during the six months ended June 30, 2023. In addition, other sales and revenues were negatively impacted by the decrease in retail units sold during the six months ended June 30, 2023.

Retail Vehicle Gross Profit

Three months ended June 30, 2023 versus 2022. Retail vehicle gross profit increased by $71 million to $204 million during the three months ended June 30, 2023, compared to $133 million during the three months ended June 30, 2022. This increase was driven primarily by an increase in retail vehicle gross profit per unit to $2,666 for the three months ended June 30, 2023, compared to $1,131 for the three months ended June 30, 2022. The per unit increase was primarily driven by lower acquisition, reconditioning and inbound transport costs on retail vehicles sold during the three months ended June 30, 2023.

Six months ended June 30, 2023 versus 2022. Retail vehicle gross profit increased by $96 million to $314 million during the six months ended June 30, 2023, compared to $218 million during the six months ended June 30, 2022. This increase was driven primarily by an increase in retail vehicle gross profit per unit to $2,016 for the six months ended June 30, 2023 compared to $979 for the six months ended June 30, 2022. The per unit increase was primarily driven by lower acquisition, reconditioning and inbound transport costs on retail vehicles sold during the six months ended June 30, 2022.

Wholesale Gross Profit

Three months ended June 30, 2023 versus 2022. Wholesale gross profit increased by $20 million to $65 million during the three months ended June 30, 2023, compared to $45 million during the three months ended June 30, 2022. This increase was primarily driven by an increase in wholesale vehicle gross profit per wholesale unit to $840 from $723 for the three months ended June 30, 2023 and 2022, respectively, partially offset by a decrease in wholesale units sold to 46,453 from 55,299, respectively. The increase in wholesale vehicle gross profit per wholesale unit was primarily a result of lower acquisition costs of wholesale vehicles sold during the three months ended June 30, 2023. Wholesale gross profit includes $26 million of wholesale marketplace gross profit for the three months ended June 30, 2023, compared to $5 million for the three months ended June 30, 2022, which only included the results of ADESA subsequent to acquisition.

Six months ended June 30, 2023 versus 2022. Wholesale gross profit increased by $67 million to $135 million during the six months ended June 30, 2023, compared to $68 million during the six months ended June 30, 2022. This increase was primarily driven by an increase in wholesale vehicle gross profit per wholesale unit to $1,018 from $597 in the six months ended June 30, 2023, and 2022, respectively, partially offset by a decrease in wholesale units sold to 81,563 from 105,579, respectively. The increase in wholesale vehicle gross profit per wholesale unit was primarily a result of lower acquisition costs of wholesale vehicles sold during the six months ended June 30, 2023. Wholesale gross profit includes $52 million of wholesale marketplace gross profit for the six months ended June 30, 2023, compared to $5 million for the six months ended June 30, 2022 which only included the results of ADESA subsequent to acquisition.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Compensation and benefits (1)	$163	$248	$340	$484
CEO Milestone Gift (2)	—	4	(1)	24
Advertising	57	131	113	286
Market occupancy (3)	18	24	39	47
Logistics (4)	29	71	64	127
Other (5)	185	243	369	480
Total	$452	$721	$924	$1,448
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

Selling, general and administrative expenses decreased by $269 million to $452 million during the three months ended June 30, 2023, compared to $721 million during the three months ended June 30, 2022, and by $524 million to $924 million during the six months ended June 30, 2023, compared to $1.4 billion during the six months ended June 30, 2022. During 2022, we implemented a number of profitability initiatives to reduce selling, general and administrative expenses including reducing our employee headcount, integrating real estate acquired as part of the ADESA Acquisition and reducing our corporate office footprint, improving the targeting of our advertising spend and reducing other selling, general and administrative expenses. In addition, the reduction in retail units sold contributed to reductions in several categories of selling, general and administrative expenses.

During the three and six months ended June 30, 2023, we realized a benefit of less than $1 million and $1 million, respectively, of compensation expense related to the CEO Milestone Gift within selling, general and administrative expense, which is presented separately above, as a result of more forfeitures than employees continuing to vest, compared to an expense of $4 million and $24 million, respectively, in the three and six months ended June 30, 2022.

Interest Expense

Interest expense increased by $39 million to $155 million during the three months ended June 30, 2023, compared to $116 million during the three months ended June 30, 2022, and increased by $134 million to $314 million during the six months ended June 30, 2023, compared to $180 million during the six months ended June 30, 2022. The increases are primarily due to increased interest incurred on additional senior unsecured notes issued by the Company in May 2022, along with increased interest expense incurred on working capital financing compared to June 30, 2022, primarily due to rising interest rates and higher working capital financing.

Other (Income) Expense, Net

Other (income) expense, net remained flat at income of $3 million during the three months ended June 30, 2023 and 2022, and changed by $15 million to income of $5 million during the six months ended June 30, 2023 compared to an expense of $10 million during the six months ended June 30, 2022. The change during the six months ended June 30, 2023 is primarily due to fair value adjustments on our retained beneficial interests in securitizations and warrants to acquire Root's Class A common stock.

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

A reconciliation of Adjusted EBITDA to net loss, Gross profit, non-GAAP to gross profit, and SG&A, non-GAAP to SG&A, which are the most directly comparable U.S. GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A per retail unit, non-GAAP is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in millions)
Net loss	$(105)	$(439)	$(391)	$(945)
Income tax (benefit) provision	—	1	(2)	1
Interest expense	155	116	314	180
Other (income) expense, net	(3)	(3)	(5)	10
Depreciation and amortization expense in cost of sales	44	27	88	35
Depreciation and amortization expense in SG&A	46	49	95	86
Share-based compensation expense in cost of sales	—	6	—	14
Share-based compensation expense in SG&A	20	13	35	41
Root warrant revenue	(5)	—	(10)	—
Restructuring	3	14	7	14
Adjusted EBITDA	$155	$(216)	$131	$(564)

Total revenues	$2,968	$3,884	$5,574	$7,381
Net loss margin	(3.5)%	(11.3)%	(7.0)%	(12.8)%
Adjusted EBITDA margin	5.2%	(5.6)%	2.4%	(7.6)%

Gross profit	$499	$396	$840	$694
Depreciation and amortization expense in cost of sales	44	27	88	35
Share-based compensation expense in cost of sales	—	6	—	14
Root warrant revenue	(5)	—	(10)	—
Restructuring	—	4	—	4
Gross profit, non-GAAP	$538	$433	$918	$747

Retail vehicle unit sales	76,530	117,564	155,770	222,749
Total gross profit per retail unit	$6,520	$3,368	$5,393	$3,116
Total gross profit per retail unit, non-GAAP	$7,030	$3,683	$5,893	$3,354

SG&A	$452	$721	$924	$1,448
Depreciation and amortization expense in SG&A	46	49	95	86
Share-based compensation expense in SG&A	20	13	35	41
Restructuring	3	10	7	10
SG&A, non-GAAP	$383	$649	$787	$1,311

Retail vehicle unit sales	76,530	117,564	155,770	222,749
Total SG&A per retail unit	$5,906	$6,133	$5,932	$6,501
Total SG&A per retail unit, non-GAAP	$5,005	$5,520	$5,052	$5,886

Liquidity and Capital Resources

General

We generate cash from the sale of retail vehicles, the sale of wholesale vehicles, and proceeds from the sale of finance receivables originated in connection with the sale of retail vehicles. We generate additional cash flows through our financing activities including our short-term revolving inventory and finance receivable facilities and real estate and equipment financing, and historically, the issuance of long-term notes and new issuances of equity. Historically, cash generated from financing activities has funded growth and expansion into new markets and strategic initiatives and we expect this to continue in the future. In response to the current macroeconomic environment, we have increased focus on driving profitability through initiatives to better conform our expense structure to unit volume levels. We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months.

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts in the long-term will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our future capital requirements will depend on many factors, including our ability to refinance indebtedness, including through the launch and completion of the Exchange Offers and other transactions described below, our ability to obtain supplemental liquidity through additional debt, equity, including the issuance of New Equity described below, strategic relationships or other arrangements on terms available or acceptable to us, our rate of revenue growth, our construction of IRCs and vending machines, the timing and extent of our spending to support our technology and software development efforts, and increased population coverage. If we need to obtain supplemental liquidity, there can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future. In the first two quarters of 2023, the U.S. and global banking sector experienced increased volatility as a result of several distressed or closed banks and financial institutions in the first quarter of 2023. While we have not suffered any material effects as a result of the increased financial market volatility, we continue to monitor the situation and will take appropriate measures, as necessary, to minimize our potential risk exposure.

On July 17, 2023, to enhance our liquidity and reduce debt, we entered into a Transaction Support Agreement with the Ad Hoc Group representing over 90% of the aggregate principal amount of outstanding Senior Notes, Carvana Group, LLC, and the Garcia Parties.

Pursuant to the Transaction Support Agreement, subject to the terms and conditions set forth therein, the Ad Hoc Group has agreed to support, approve, implement and enter into definitive documents with respect to the following transactions: (i) the new issuance of New Equity, (ii) the Exchange Offers; (iii) concurrently with, but separate from the Exchange Offers, the commencement by the Company of a cash tender offer to purchase certain 2025 Notes; (iv) the Consent Solicitations and (v) with respect to the Garcia Parties only, the purchase of their pro rata portion of any offering on New Equity (such commitment not to exceed $126 million); provided that such commitment shall automatically terminate on the date the Company raises $700 million of gross proceeds from the issuance of New Equity.

The Transaction Support Agreement may be terminated under various circumstances.

In addition, on July 19, 2023, the Company entered into an agreement (the "Distribution Agreement") with Citigroup Global Markets Inc. and Moelis & Company LLC, pursuant to which the Company may offer and sell from time to time up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate number of 35 million shares of Class A common stock pursuant to one or more "at the market offerings," as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

There can be no assurance that the transactions contemplated by the Transaction Support Agreement will be completed and that we will obtain the benefits we expect from such transactions. In addition, there can be no assurance that we will sell any shares of Class A common stock through the at-the-market program, or otherwise.

In addition, we or our affiliates may, at any time, and from time to time, repurchase portions of our Class A common stock, our senior unsecured notes or any other securities we may issue, from time to time, in open market transactions, privately negotiated transactions, in exchange for property or other securities or otherwise. Any repurchase decisions will be made after consideration of market conditions and liquidity needs and will be upon such terms and at such prices as we determine appropriate. However, there is no guarantee that a repurchase will take place.

Liquidity Resources

We had the following liquidity resources available as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(in millions)
Cash and cash equivalents	$541	$434
Availability under short-term revolving facilities (1)	964	1,314
Committed liquidity resources available	$1,505	$1,748
Unpledged real estate not included above (2)	1,985	1,971
Unpledged beneficial interests in securitizations	70	69
Total liquidity resources	$3,560	$3,788
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

As of June 30, 2023 and December 31, 2022, the short-term revolving facilities had a total commitment of $4.5 billion and $4.8 billion, an outstanding balance of $1.2 billion and $1.5 billion, and unused capacity of $3.3 billion and $3.2 billion, respectively.

Unpledged vehicle inventory and finance receivables is the value of vehicle inventory and finance receivables on our balance sheet on the period end date beyond that covered by committed financing agreements. On September 22, 2022, we entered into a vehicle inventory floor plan facility with a lender that has a $2.0 billion line of credit.

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

Additionally, we amended our Master Purchase and Sale Agreement for the purchaser to purchase up to a maximum of $4.0 billion of our finance receivables through January 2024, and such facility had approximately $2.3 billion of unused capacity as of June 30, 2023.

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
As of June 30, 2023 and December 31, 2022, our outstanding principal amount of indebtedness, including finance leases, was $8.0 billion and $8.4 billion, respectively, summarized in the table below. See Note 10 — Debt Instruments and Note 16 — Leases included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt and finance leases.

	June 30, 2023	December 31, 2022

	(in millions)
Asset-Based Financing:
Inventory	$557	$569
Finance receivables and beneficial interests	882	1,233
Transportation fleet(1)	327	375
Real estate(2)	486	489
Total asset-based financing	2,252	2,666
Senior Notes	5,725	5,725
Total debt	7,977	8,391
Less: unamortized debt issuance costs(3)	(75)	(82)
Total debt, net	$7,902	$8,309
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

On April 26, 2022, we completed an equity offering of 15.625 million shares of Class A common stock for net proceeds of $1.2 billion. Also, on May 6, 2022, we issued $3.275 billion in senior unsecured notes due 2030. We are using the net proceeds from the Class A common stock offering for general corporate purposes and to pay any costs, fees and expenses incurred by us in connection with the offering. We used the net proceeds from the issuance and sale of the 2030 Notes to finance the

$2.2 billion ADESA Acquisition and other ancillary transactions in connection therewith, and to pay related fees and expenses in connection therewith and for working capital, capital expenditures and other general corporate purposes.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(in millions)
Net cash provided by (used in) operating activities	$443	$(487)
Net cash provided by (used in) investing activities	6	(2,525)
Net cash (used in) provided by financing activities	(400)	3,573
Net increase in cash, cash equivalents and restricted cash	49	561
Cash, cash equivalents and restricted cash at beginning of period	628	636
Cash, cash equivalents and restricted cash at end of period	$677	$1,197

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and cash used to acquire customers. Cash provided by and used in operating activities was $443 million and $487 million during the six months ended June 30, 2023 and 2022, respectively, an increase of $930 million, primarily due to decreased vehicle inventory acquisitions, along with decreased selling, general and administrative expenses and reconditioning costs.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash provided by and used in investing activities was $6 million and $2.5 billion during the six months ended June 30, 2023 and 2022, respectively, an increase of $2.5 billion, primarily driven by the $2.2 billion used for the ADESA Acquisition in May 2022 and decreased purchases of property and equipment as part of our effort to reduce our capital expenditures.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including paying down our short-term revolving facilities. Cash used in and provided by financing activities was $400 million and $3.6 billion during the six months ended June 30, 2023 and 2022, respectively, a decrease of $4.0 billion. In the six months ended June 30, 2022 we completed an equity offering for net proceeds of $1.2 billion and a notes offering of $3,275 billion as part of our financing for the ADESA Acquisition. The remaining change primarily relates to decreased net proceeds from short-term revolving facilities.

Contractual Obligations and Commitments

As of June 30, 2023, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 23, 2023.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•the transactions contemplated by the Transaction Support Agreement;

•short-term and long-term liquidity;

•expectations relating to the automotive market and our industry;

•macroeconomic conditions, economic slowdowns or recessions;

•future financial position;

•business strategy;

•budgets, projected costs, and plans;

•future industry growth;

•financing sources;

•potential sales of our Class A common stock using the at-the-market program;

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

•our inability to consummate the transactions contemplated by the Transaction Support Agreement as scheduled or at all;

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

•the volatility of the trading price of our Class A common stock, which can increase as a result of the issuance of the New Equity and the use of the at-the-market program;

•risks related to the actions of short sellers;

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

•the diversion of management's attention and other disruptions associated with potential future acquisitions;

•the restrictions that could limit the flexibility in operating our business imposed by the covenants contained in the indentures governing our Senior Notes and indentures governing future debt securities;

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than as described below, there have been no material changes to the risk factors disclosed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, filed on February 23, 2023.

Risks Related to the Transaction Support Agreement and Related Transactions

If the Exchange Offers contemplated by the Transaction Support Agreement are launched and completed, the holders of the new secured notes offered thereby will have rights that are senior to the rights of holders of our Class A common stock and the documents governing such new secured notes will include certain restrictive covenants.

If the Exchange Offers contemplated by the Transaction Support Agreement are consummated, we expect that in the event of our bankruptcy, dissolution or liquidation, the holders of our New Secured Notes and our other indebtedness would be paid in full before any distributions can be made to the holders of our Class A common stock. As a result of these superior rights relative to our Class A common stock, the right of holders of our Class A common stock to receive distributions from us may be diluted and may be limited. Additionally, we also expect that the indenture governing the New Secured Notes will limit our ability to make certain restricted payments, including dividends, that could also affect the holders of our Class A common stock.

The transactions contemplated by the Transaction Support Agreement may not be consummated as scheduled or at all, and even if such transactions are consummated, we may not achieve their anticipated benefits.

We expect that the completion of the transactions contemplated by the Transaction Support Agreement, if consummated, will enhance its liquidity and reduce its debt. However, transactions contemplated by the Transaction Support Agreement are subject to the satisfaction of certain conditions and the Transaction Support Agreement may be terminated under certain circumstances, including if (i) the Exchange Offers are not launched by August 2, 2023; (ii) the New Secured Notes are not issued pursuant to the Exchange Offers; (iii) we fail to purchase in cash certain 2025 Notes that have been validly tendered and not withdrawn by the date that is no later than five business days after the date upon which the Exchange Offers are closed, (iv) we fail to launch at "at the market" offering or underwritten offering for the New Equity by no later than 8:00 a.m. (prevailing Eastern time) on the third business day following the date of our release of our financial statements for the fiscal quarter ended June 30, 2023; (v) we fail to raise aggregate gross proceeds of at least $350 million of New Equity by the 20th business day after we launch the Exchange Offers; or (vi) any of the Garcia Parties fail fulfill their purchase obligations related to the New Equity. In addition, if the closing date of the transactions contemplated by the Transaction Support Agreement does not occur prior to September 30, 2023, unless such date is extended in accordance with the terms of the Transaction Support Agreement, the Transaction Support Agreement will automatically terminate.

As a result, any or all of the transactions may not be consummated as originally scheduled or at all. Accordingly, we may not be able to realize the expected benefits from these transactions on a timely basis or at all. Even if we are successful in completing the transactions contemplated by the Transaction Support Agreement, we may not realize some or all of the expected benefits from such transactions. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the transactions contemplated by the Transaction Support Agreement, and these fees and costs are payable by us regardless of whether such transactions are consummated.

Risks Related to the At-the-Market Offering Program

Holders of our Class A common stock will experience dilution as a result of any shares sold under the "at-the-market offering" program. You may also experience future dilution as a result of future equity offerings, including as the result of any issuance of the New Equity.

We expect to issue additional shares of Class A common stock through our at-the market offering program. We will have discretion, subject to market demand, to vary the timing, prices, and number of shares sold under the Distribution Agreement. Holders of our Class A common stock will experience dilution as a result of the issuance of any shares of Class A common stock under our at-the market offering program. In addition, in order to satisfy our obligation to issue the New Equity or in order to raise additional capital, we may in the future offer additional shares of our Class A common stock or other securities convertible into or exchangeable for our Class A common stock at various prices. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders, and any future equity offerings will result in further dilution for our existing stockholders.

We have broad discretion in how we use the net proceeds from the at-the-market offering program, and we may not use the proceeds effectively or in ways with which our stockholders agree.

We have not designated any portion of the net proceeds from the at-the market offering program to be used for any particular purpose. Our management will have broad discretion as to the application of the net proceeds from the at-the market offering program and could use them for purposes other than those contemplated at the time of the execution of the Distribution Agreement. Our stockholders may not agree with the manner in which our management chooses to allocate and spend the net proceeds. Moreover, our management may use the net proceeds for corporate purposes that may not increase the market price of our Class A common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections

On June 9, 2023, Paul Breaux, the Company's Vice President, General Counsel, and Secretary terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Breaux's 10b5-1 Plan was adopted on June 11, 2022 and provided for the potential sale of up to 105,000 shares of Class A common stock, including shares obtained from the conversion of Carvana Group, LLC Class B common units (the "B Units") into shares of Class A common stock. Following the termination of the previous 10b5-1 Plan, on June 9, 2023. Mr. Breaux also entered into a new 10b5-1 Plan. Mr. Breaux's new 10b5-1 Plan provides for the potential sale of up to 445,000 shares of Class

A common stock, including shares obtained from the exercise of vested stock options and the conversion of B Units covered by the 10b5-1 Plan, between September 8, 2023 and December 31, 2025.

On June 14, 2023, Daniel Gill, the Company's Chief Product Officer entered into a 10b5-1 Plan. Mr. Gill's 10b5-1 Plan provides for the potential sale of up to 432,522 shares of Class A common stock, including shares obtained from the exercise of vested stock options covered by the 10b5-1 Plan, between September 13, 2023 and August 31, 2025.

Amended and Restated Section 382 Rights Agreement

On July 18, 2023, the Company amended and restated its Tax Asset Preservation Plan in order to modify the definition of Beneficial Ownership to exclude derivatives that may be only settled in cash, do not confer voting rights and lack other features consistent with beneficial ownership of shares of Class A common stock.

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

10.1	Third Amendment to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 3, 2023).
10.2
Fourth Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated April 17, 2023, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.4 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.3
Transaction Support Agreement, dated as of July 17, 2023, by and among Carvana Co., Carvana Group, LLC, Ernest Garcia II, Ernest Garcia III, and each Initial Supporting Noteholder party thereto (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 19, 2023).

10.4
Distribution Agreement, dated as of July 19, 2023, among Carvana Co., Carvana Group, LLC and Citigroup Global Markets Inc. and Moelis & Company, as sales agents (incorporated by reference to Exhibit 10.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 19, 2023).

10.5	Amended and Restated Section 382 Rights Agreement, dated as of July 18, 2023, by and between Carvana Co. and Equiniti Trust Company, LLC, as rights agent.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 19, 2023	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)