Form 10-Q
period 2023-09-30
CARVANA CO.
filed 2023-11-02
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of October 30, 2023, the registrant had 114,030,364 shares of Class A common stock outstanding and 85,619,471 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$544	$434
Restricted cash	72	194
Accounts receivable, net	318	253
Finance receivables held for sale, net	650	1,334
Vehicle inventory	1,085	1,876
Beneficial interests in securitizations	371	321
Other current assets, including $0 and $6, respectively, due from related parties	146	182
Total current assets	3,186	4,594
Property and equipment, net	3,051	3,244
Operating lease right-of-use assets, including $11 and $14, respectively, from leases with related parties	473	536
Intangible assets, net	56	70
Other assets, including $0 and $1, respectively, due from related parties	259	254
Total assets	$7,025	$8,698
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities, including $1 and $16, respectively, due to related parties	$681	$777
Short-term revolving facilities	429	1,534
Current portion of long-term debt	200	201
Other current liabilities, including $3 and $4, respectively, from leases with related parties	85	80
Total current liabilities	1,395	2,592
Long-term debt, excluding current portion	5,305	6,574
Operating lease liabilities, excluding current portion, including $7 and $9, respectively, from leases with related parties	450	507
Other liabilities, including $11 and $0, respectively, due to related parties	77	78
Total liabilities	7,227	9,751
Commitments and contingencies (Note 17)
Stockholders' deficit:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 113,975 and 106,037 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 85,619 and 82,900 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,851	1,558
Accumulated deficit	(1,512)	(2,076)
Total stockholders' equity (deficit) attributable to Carvana Co.	339	(518)
Non-controlling interests	(541)	(535)
Total stockholders' deficit	(202)	(1,053)
Total liabilities & stockholders' deficit	$7,025	$8,698
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales and operating revenues:
Retail vehicle sales, net	$1,949	$2,492	$5,737	$8,186
Wholesale sales and revenues, including $4, $6, $14 and $27, respectively, from related parties	610	697	2,005	1,976
Other sales and revenues, including $35, $39, $104 and $137, respectively, from related parties	214	197	605	605
Net sales and operating revenues	2,773	3,386	8,347	10,767
Cost of sales, including $1, $2, $3 and $20, respectively, to related parties	2,291	3,027	7,025	9,714
Gross profit	482	359	1,322	1,053
Selling, general and administrative expenses, including $8, $7, $26 and $20, respectively, to related parties	433	656	1,357	2,104
Interest expense	153	153	467	333
Gain on debt extinguishment	(878)	—	(878)	—
Other (income) expense, net	4	58	(1)	68
Net income (loss) before income taxes	770	(508)	377	(1,452)
Income tax provision	29	—	27	1
Net income (loss)	741	(508)	350	(1,453)
Net loss attributable to non-controlling interests	(41)	(225)	(214)	(672)
Net income (loss) attributable to Carvana Co.	$782	$(283)	$564	$(781)

Net earnings (loss) per share of Class A common stock - basic	$7.05	$(2.67)	$5.24	$(7.88)
Net earnings (loss) per share of Class A common stock - diluted	$3.60	$(2.67)	$1.78	$(7.88)

Weighted-average shares of Class A common stock outstanding - basic (1)	110,844	105,857	107,692	99,134
Weighted-average shares of Class A common stock outstanding - diluted	205,958	105,857	197,124	99,134
(1) Weighted-average shares of Class A common stock outstanding - basic, have been adjusted for unvested restricted stock awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2021	89,930	$—	82,900	$—	$795	$(489)	$219	$525
Net loss	—	—	—	—	—	(260)	(246)	(506)
Exchanges of LLC Units	27	—	—	—	1	—	(1)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	1	—	—	1
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(1)	—	—	(1)
Contribution of Class A common stock from related party	(97)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	139	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(12)	—	—	(12)
Options exercised	63	—	—	—	2	—	—	2
Equity-based compensation	—	—	—	—	43	—	—	43
Balance, March 31, 2022	90,062	$—	82,900	$—	$829	$(749)	$(28)	$52
Net loss	—	—	—	—	—	(238)	(201)	(439)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	15,625	—	—	—	1,227	—	—	1,227
Adjustments to the non-controlling interests related to equity offering	—	—	—	—	(554)	—	554	—
Exchanges of LLC Units	19	—	—	—	—	—	—	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	21	—	—	21
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(21)	—	—	(21)
Contribution of Class A common stock from related party	(2)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	48	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	27	—	—	—	1	—	—	1
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	5	—	—	5

Options exercised	10	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	18	—	—	18
Balance, June 30, 2022	105,789	$—	82,900	$—	$1,526	$(987)	$325	$864
Net loss	—	—	—	—	—	(283)	(225)	(508)
Contribution of Class A common stock from related party	(14)	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	142	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(1)	—	—	(1)
Options exercised	15	—	—	—	1	—	—	1
Equity-based compensation	—	—	—	—	18	—	—	18
Balance, September 30, 2022	105,932	$—	82,900	$—	$1,544	$(1,270)	$100	$374

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Deficit
Balance, December 31, 2022	106,037	$—	82,900	$—	$1,558	$(2,076)	$(535)	$(1,053)
Net loss	—	—	—	—	—	(160)	(126)	(286)
Exchanges of LLC Units	14	—	—	—	1	—	(1)	—
Contribution of Class A common stock from related party	(16)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	39	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(30)	—	—	—	—	—	—	—
Options exercised	3	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	17	—	—	17
Balance, March 31, 2023	106,047	$—	82,900	$—	$1,576	$(2,236)	$(662)	$(1,322)
Net loss	—	—	—	—	—	(58)	(47)	(105)
Contribution of Class A common stock from related party	(16)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	415	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	20	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(2)	—	—	(2)
Options exercised	3	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	23	—	—	23
Balance, June 30, 2023	106,469	$—	82,900	$—	$1,597	$(2,294)	$(709)	$(1,406)
Net income (loss)	—	—	—	—	—	782	(41)	741
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	7,157	—	—	—	327	—	—	327
Issuance of Class B common stock and LLC Units	—	—	2,721	—	—	—	126	126
Adjustment to non-controlling interests related to equity offerings	—	—	—	—	(83)	—	83	—
Exchanges of LLC Units	17	—	(2)	—	—	—	—	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	21	—	—	21
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(21)	—	—	(21)
Contribution of Class A common stock from related party	(17)	—	—	—	—	—	—	—

Issuance of Class A common stock as restricted stock awards and to settle vested restricted stock units	344	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(10)	—	—	(10)
Options exercised	5	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	20	—	—	20
Balance, September 30, 2023	113,975	$—	85,619	$—	$1,851	$(1,512)	$(541)	$(202)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In millions)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$350	$(1,453)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	270	179
Equity-based compensation expense	52	57
Loss on disposal of property and equipment	8	3
Gain on debt extinguishment	(878)	—
Payment-in-kind interest expense	46	—
Provision for bad debt and valuation allowance	34	11
Amortization and write-off of debt issuance costs and debt premium	20	20
Unrealized (gain) loss on warrants to acquire Root's Class A common stock	(3)	77
Unrealized (gain) loss on beneficial interests in securitization	(12)	1
Changes in finance receivable related assets:
Originations of finance receivables	(4,509)	(5,690)
Proceeds from sale of finance receivables, net	5,207	5,628
Gain on loan sales	(360)	(361)
Principal payments received on finance receivables held for sale	160	146
Other changes in assets and liabilities:
Vehicle inventory	777	638
Accounts receivable	(73)	40
Other assets	27	(75)
Accounts payable and accrued liabilities	(84)	155
Operating lease right-of-use assets	63	(132)
Operating lease liabilities	(52)	178
Other liabilities	(1)	(7)
Net cash provided by (used in) operating activities	1,042	(585)
Cash Flows from Investing Activities:
Purchases of property and equipment	(69)	(451)
Proceeds from disposal of property and equipment	58	—
Payments for acquisitions, net of cash acquired	(7)	(2,189)
Principal payments received on and proceeds from sale of beneficial interests	40	72
Net cash provided by (used in) investing activities	22	(2,568)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	5,756	10,596
Payments on short-term revolving facilities	(6,861)	(12,074)
Proceeds from issuance of long-term debt	110	3,435
Payments on long-term debt	(470)	(111)
Payments of debt issuance costs	(52)	(75)
Net proceeds from issuance of Class A common stock and LLC Units	453	1,227
Proceeds from equity-based compensation plans	—	4
Tax withholdings related to restricted stock units and awards	(12)	(8)
Net cash (used in) provided by financing activities	(1,076)	2,994
Net decrease in cash, cash equivalents and restricted cash	(12)	(159)
Cash, cash equivalents and restricted cash at beginning of period	628	636
Cash, cash equivalents and restricted cash at end of period	$616	$477

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

Organization

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016, for the purpose of completing its initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Substantially all of the Company's assets and liabilities represent the assets and liabilities of Carvana Group, except the Company's Senior Secured Notes and Senior Unsecured Notes (each as defined in Note 10 — Debt Instruments) which were issued by Carvana Co. and are guaranteed by its and Carvana Group's existing domestic restricted subsidiaries, excluding, in the case of the Senior Unsecured Notes, ADESA US Auction, LLC ("ADESA"), and its subsidiaries.

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 11 — Stockholders' Equity (Deficit), the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of September 30, 2023, Carvana Co. owned approximately 56.6% of Carvana Group and the LLC Unitholders (as defined in Note 11 — Stockholders' Equity (Deficit)) owned the remaining 43.4%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2023, results of operations and changes in stockholder's equity (deficit) for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Liquidity

The Company has incurred losses in prior periods and expects to incur additional losses in the future as it continues to shift priorities to focus on driving profitability through operating efficiency and reducing expenses. Historically, the Company's capital and liquidity needs were primarily satisfied through its debt and equity financings, operating cash flows, Floor Plan Facility, and Finance Receivable Facilities (each as defined below). During the three months ended September 30, 2023, the Company (i) received net cash proceeds of $327 million from its "at-the-market offering" program and $126 million from its private placement of Class A Units and Class B common stock to the Garcia Parties; (ii) launched and closed an offer to exchange its Senior Unsecured Notes for new Senior Secured Notes that significantly reduced near-term cash interest expense and total debt outstanding; and (iii) amended two revolving credit facilities to fund certain finance receivables originated by the Company to increase the line of credit of one facility from $300 million to $500 million and extend the maturity date of the other facility to September 18, 2024. On November 1, 2023, the Company resized the Floor Plan Facility to $1.5 billion and extended its maturity date to April 30, 2025. Management believes that current working capital, cash flows from operations, and expected continued or new financing arrangements will be sufficient to fund operations for at least one year from the financial statement issuance date.

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

Recently Issued But Not Yet Adopted Accounting Standards

The Company assessed all Accounting Standards Updates issued but not yet adopted and determined they are not relevant to the Company or are not expected to have a material impact upon adoption.

NOTE 3 — BUSINESS COMBINATIONS

Acquisition of ADESA U.S. Physical Auction Business

On May 9, 2022, the Company completed its acquisition of 100% of the equity interests in the U.S. physical auction business of ADESA from KAR Auction Services, Inc. for approximately $2.2 billion in cash (the "ADESA Acquisition"). Proceeds from the issuance and sale of the 2030 Senior Unsecured Notes (as defined below) were used to fund the acquisition. The acquisition included 56 auction sites throughout the U.S. with 6.5 million square feet of buildings on more than 4,000 acres of land, significantly expanding the Company's infrastructure and enhancing its customer offering by facilitating a broader selection of vehicles and faster delivery times.

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

Customer relationships were valued using the multi-period excess earnings method of the income approach. Developed technology was valued using the replacement cost method of the cost approach. Significant assumptions used in the valuations were forecasted revenues and attrition rate and are classified as Level 3 due to the lack of observable market data. No residual values were assigned to the customer relationships and developed technology intangible assets and they are amortized on an economic useful life basis commensurate with future anticipated cash flows and straight line, respectively. As of September 30, 2023, the remaining weighted-average amortization period for the intangible assets acquired was approximately 5.8 years.

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

For the three and nine months ended September 30, 2023, the Company recognized $217 million and $651 million, respectively, of wholesale sales and revenues, $195 million and $577 million, respectively, of cost of sales, and a net loss of $21 million and $56 million, respectively, from ADESA operations, which includes $30 million and $92 million, respectively, of depreciation and amortization, including acquired intangible assets amortization expense of $3 million and $11 million, respectively.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
For the three and nine months ended September 30, 2022, the Company recognized $193 million and $301 million of wholesale sales and revenues, respectively, $180 million and $283 million of cost of sales, respectively, and a net loss of $36 million and $57 million, respectively, from ADESA operations, which includes $31 million and $51 million, respectively, of depreciation and amortization, including acquired intangible assets amortization expense of $6 million and $10 million, respectively.

The following unaudited pro forma combined results of operations information for the three and nine months ended September 30, 2022 have been prepared as if the ADESA Acquisition occurred on January 1, 2021:

	Unaudited
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

	(in millions)
Revenues	$3,386	$11,066
Net loss	(508)	(1,583)
Net loss attributable to non-controlling interests	(225)	(703)
Net loss attributable to Carvana Co.	$(283)	$(880)
Net loss per share of Class A common stock - basic and diluted	$(2.67)	$(8.32)
Weighted-average shares of Class A common stock - basic and diluted	105,857	105,774

The unaudited pro forma combined results of operations information reflect the following pro forma adjustments:

	Unaudited
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

	(in millions)
Interest expense	$—	$123
Lease expense	—	5
Depreciation and amortization expense	—	13
Intercompany revenues and cost of sales	—	(7)

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(in millions)
Land and site improvements	$1,331	$1,331
Buildings and improvements	1,339	1,267
Transportation fleet	587	673
Software	281	245
Furniture, fixtures and equipment	140	158
Total property and equipment excluding construction in progress	3,678	3,674
Less: accumulated depreciation and amortization on property and equipment	(707)	(564)
Property and equipment excluding construction in progress, net	2,971	3,110
Construction in progress	80	134
Property and equipment, net	$3,051	$3,244

Depreciation and amortization expense on property and equipment was $95 million and $100 million for the three months ended September 30, 2023 and 2022, respectively, of which $40 million and $51 million were recorded to selling, general and administrative expense, respectively, $13 million were capitalized to vehicle inventory during each of the three months ended September 30, 2023 and 2022, and $42 million and $36 million were recorded to cost of sales, respectively, including $16 million and $13 million previously capitalized to vehicle inventory, respectively.

Depreciation and amortization expense on property and equipment was $294 million and $238 million for the nine months ended September 30, 2023 and 2022, respectively, of which $126 million and $132 million were recorded to selling, general and administrative expense, respectively, $38 million and $34 million were capitalized to vehicle inventory, respectively, and $130 million and $72 million were recorded to cost of sales, respectively, including $53 million and $31 million previously capitalized to vehicle inventory, respectively.

NOTE 5 — INTANGIBLE ASSETS

The following table summarizes intangible assets, net as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(in millions)
Intangible assets:
Customer relationships	$50	$50
Developed technology	41	41
Non-compete agreements	—	1
Intangible assets, acquired cost	91	92
Less: accumulated amortization	(35)	(22)
Intangible assets, net	$56	$70

Amortization expense was $5 million and $6 million during the three months ended September 30, 2023 and 2022, respectively, and $13 million and $10 million during the nine months ended September 30, 2023 and 2022, respectively. As of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
September 30, 2023, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 5.3 years. The anticipated annual amortization expense to be recognized in future years as of September 30, 2023, is as follows:

Expected Future Amortization
(in millions)
Remainder of 2023	$4
2024	18
2025	14
2026	7
2027	5
Thereafter	8
Total	$56

NOTE 6 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(in millions)
Accounts payable, including $1 and $16, respectively, due to related parties	$251	$232
Sales taxes and vehicle licenses and fees	91	76
Accrued compensation and benefits	64	65
Reserve for returns and cancellations	60	60
Customer deposits	31	23
Income tax liability	27	—
Accrued interest expense (1)	10	99
Accrued advertising costs	3	7
Accrued property and equipment	2	10
Other accrued liabilities	142	205
Total accounts payable and other accrued liabilities	$681	$777

(1) As discussed in Note 10 — Debt Instruments, accrued payment-in-kind ("PIK") interest is included in long-term debt within the condensed consolidated balance sheets.

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $1 million during each of the three months ended September 30, 2023 and 2022, and $2 million and $3 million during the nine months ended September 30, 2023 and 2022, respectively, allocated between inventory and selling, general and administrative expenses.

Office Leases

In September 2016, the Company entered into a lease for office space in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of another floor in the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company pays the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was less than $1 million during each of the three and nine months ended September 30, 2023 and 2022.

In December 2019, Verde Investments, Inc., an affiliate of DriveTime ("Verde"), purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was less than $1 million during each of the three and nine months ended September 30, 2023 and 2022.

Wholesale Sales and Revenues

DriveTime purchases and sells wholesale vehicles from and to the Company through competitive online auctions that are managed by an unrelated third party, and through the Company's wholesale marketplace platform. Beginning in September 2023, the Company also provides DriveTime with certain reconditioning services through its wholesale marketplace platform.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Company recognized $4 million and $6 million of wholesale sales and revenues from DriveTime, including for reconditioning services, during the three months ended September 30, 2023 and 2022, respectively, and $14 million and $27 million during the nine months ended September 30, 2023 and 2022, respectively.

Retail Vehicle Acquisitions and Reconditioning

During the second quarter of 2021, the Company began acquiring reconditioned retail vehicles from DriveTime. The purchase price of each vehicle was equal to the wholesale price of the vehicle plus a fee for transportation and reconditioning services. In addition, DriveTime performs reconditioning services for the Company at DriveTime reconditioning centers. As of September 30, 2023 and 2022, less than $1 million and $2 million, respectively, related to vehicles and reconditioning services were included in vehicle inventory in the accompanying unaudited condensed consolidated balance sheets. The Company also recognized $1 million of cost of goods sold during each of the three months ended September 30, 2023 and 2022, and $3 million and $19 million during the nine months ended September 30, 2023 and 2022, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. In August 2020 and April 2021, the Company and DriveTime amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing and the scope of DriveTime's after-sale administration services, respectively. During the three months ended September 30, 2023 and 2022, the Company recognized $32 million and $42 million, respectively, and during the nine months ended September 30, 2023 and 2022, the Company recognized $100 million and $138 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations, and payments for excess reserves to which it expects to be entitled. The commission earned on the sale of these VSCs and expected payments for excess reserves is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and administered a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. Since the first quarter of 2020, the Company's GAP waiver coverage sales have been administered by an unrelated third party. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase and prior to the first quarter of 2020 paid a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. The Company incurred $4 million and $5 million during the three months ended September 30, 2023 and 2022, respectively, and $13 million and $14 million during the nine months ended September 30, 2023 and 2022, respectively, related to the administration of limited warranty.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime, pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). Finally, in December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). The Company recognized $3 million and $4 million in revenue during the three and nine months ended September 30, 2023, respectively, under the Profit Sharing Agreement.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $2 million and $3 million during the three months ended September 30, 2023 and 2022, respectively, and $10 million and $7 million during the nine months ended September 30, 2023 and 2022, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three and nine months ended September 30, 2023 and 2022.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the three and nine months ended September 30, 2023 and 2022.

Accounts Payable Due to Related Party

As of September 30, 2023 and December 31, 2022, $1 million and $16 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Contributions of Class A Common Stock From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in the fourth quarter of 2021, the Company's CEO, Ernest Garcia III ("Mr. Garcia"), committed to giving then-current employees 23 shares of Class A common stock each from his personal shareholdings once employees reach their two-year employment anniversary ("CEO Milestone Gift" or "Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vest after they complete their second year of employment, for a total of 435,035 RSUs granted during the period. For every gift that vests, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia contributes to the Company, at the end of each fiscal quarter, the number of shares of Class A common stock, granted pursuant to the CEO Milestone Gift, that have vested during such quarter. The shares contributed shall be shares of Class A common stock that Mr. Garcia individually owns, at no charge. The contribution is intended to fund RSU awards to certain employees of the Company upon their satisfying the applicable employment tenure requirements. During the three months ended September 30, 2023 and 2022, 16,859 and 14,099 RSUs, respectively, and during the nine months ended September 30, 2023 and 2022, 48,484 and 113,206 RSUs, respectively, vested and an equal number of shares of Class A common stock were contributed by Mr. Garcia. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has agreed to indemnify Mr. Garcia from any such obligations that may arise.

Private Placement

On July 17, 2023, the Company entered into a Transaction Support Agreement pursuant to which, among other things, and subject to certain conditions, the Garcia Parties committed to purchase up to $126 million of equity in the Company. In satisfaction of that commitment, on August 18, 2023, the Company entered into a Securities Purchase Agreement with the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Garcia Parties providing for the purchase of an aggregate of 3.4 million Class A Units, together with 2.7 million shares of Class B common stock, at a price equivalent to $46.31 per share of Class A common stock, or $37.048 per Class A Unit on an as-exchanged basis. The Company used the proceeds therefrom to partially fund the cash tender offer to purchase a portion of the 2025 Senior Unsecured Notes (as defined below).

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

During the three months ended September 30, 2023 and 2022, the Company sold $1.0 billion and $1.3 billion, respectively, in principal balances of finance receivables under the MPSA. During the nine months ended September 30, 2023 and 2022, the Company sold $2.7 billion and $3.1 billion, respectively, in principal balances of finance receivables under the MPSA and had $1.3 billion of unused capacity as of September 30, 2023.

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

During the three months ended September 30, 2023 and 2022, the Company sold $1.0 billion and $364 million, respectively, in principal balances of finance receivables through securitization transactions. During the nine months ended September 30, 2023 and 2022, the Company sold $2.3 billion and $2.4 billion, respectively, in principal balances of finance receivables through securitization transactions.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $146 million and $126 million during the three months ended September 30, 2023 and 2022, respectively, and $360 million and $361 million during the nine months ended September 30, 2023 and 2022, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs, providing industry standard representations and warranties regarding the underlying finance receivables, and performing ministerial duties as the trust administrator. As of September 30, 2023, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of September 30, 2023 and December 31, 2022 were $371 million and $321 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of September 30, 2023 and December 31, 2022.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at September 30, 2023 and December 31, 2022. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	September 30, 2023		December 31, 2022
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$289	$289	$252	$252
Certificates and other assets	82	82	69	69
Total unconsolidated VIEs	$371	$371	$321	$321

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. As described in Note 10 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
maturities. The amortized cost and fair value of securities available for sale as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$299	$289	$268	$252
Certificates and other assets	68	82	43	69
Total securities available for sale	$367	$371	$311	$321

NOTE 10 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 16 — Leases, as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022

	(in millions)
Asset-based financing:
Floor plan facility	$117	$569
Finance receivable facilities	312	965
Financing of beneficial interest in securitizations	299	268
Notes payable	2	3
Real estate financing	485	486
Total asset-based financing	1,215	2,291
Senior Secured Notes (1)	4,240	—
Senior Unsecured Notes	205	5,725
Total debt	5,660	8,016
Less: current portion	(545)	(1,638)
Less: unamortized debt issuance costs (2)	(58)	(82)
Plus: unamortized premium (3)	39	—
Total included in long-term debt, net	$5,096	$6,296

(1) Includes $46 million of accrued PIK interest through September 30, 2023, which will increase the principal amount of Senior Secured Notes on February 15, 2024, the next semi-annual interest payment date.
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
(3) The unamortized premium relates to a portion of the Offers (as defined below) which were accounted for as a debt modification.

Short-Term Revolving Facilities

Floor Plan Facility

The Company previously entered into a floor plan facility with a lender to finance its vehicle inventory, which was secured by Carvana LLC's vehicle inventory, general intangibles, accounts receivable, and finance receivables (as amended, the "Floor Plan Facility"). The facility was amended at various times and effective September 22, 2022, the Company amended and restated the facility to extend the maturity date, with a line of credit of $2.2 billion through September 22, 2023, and $2.0

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
billion through March 22, 2024, and tie the interest rate to a prime rate plus 1.00%. On May 31, 2023, the Company amended the facility to have a single line of credit of $2.0 billion through March 22, 2024. On September 1, 2023, the Company amended the facility in connection with the issuance of the Senior Secured Notes discussed below to provide for an additional exclusive grant of collateral over certain deposit accounts and the cash on deposit in those accounts in favor of the lender and to amend certain other affirmative and negative covenants. Finally, on November 1, 2023, the Company amended the facility to resize the single line of credit to $1.5 billion through April 30, 2025 and to lower the interest rate to (i) a prime rate plus 0.10% when amounts drawn under the facility are under 50% of the then current inventory balance and (ii) a prime rate plus 0.50% when amounts drawn are over 50%.

Under the facility, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding balances related to vehicles held in inventory for more than 120 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is equal to the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the facility and subsequently reborrow such amounts. The facility also requires monthly interest payments and required that at least 12.5% of the total principal amount owed to the lender be held as restricted cash. On November 1, 2023, the restricted cash requirements were amended to introduce a sliding scale whereby at least 12.5% of the total principal amount owed to the lender is required to be held as restricted cash if amounts drawn are under 50% of the then current inventory balance, which requirement increases to (i) 17.5% required to be held as restricted cash if amounts drawn are between 50% and 59.99%, (ii) 22.5% required to be held as restricted cash if amounts drawn are between 60% and 69.99%, and (iii)25% required to be held as restricted cash if amounts drawn are equal to or over 70%. The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter under the facility.

As of September 30, 2023, the Company had $117 million outstanding under the facility, unused capacity of $1.9 billion, and held $15 million in restricted cash related to this facility. During the three months ended September 30, 2023, the Company's effective interest rate on the facility was approximately 7.06%.

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

In January 2020, the Company entered into an agreement pursuant to which a lender agreed to provide a revolving credit facility to fund certain finance receivables originated by the Company. In 2023, the Company amended its agreement to, among other things, adjust the line of credit to $500 million and extend the maturity date to January 24, 2024.

In February 2020, the Company entered into an agreement pursuant to which a second lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase the line of credit to $600 million and extend the maturity date to December 8, 2023.

In April 2021, the Company entered into an agreement pursuant to which a third lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021 and September 2022, the Company amended its agreement to, among other things, increase this line of credit to $600 million, and extend the maturity date to March 30, 2024.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In March 2022, the Company entered into an agreement pursuant to which a fifth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In September 2023, the Company amended its agreement to extend the maturity date to September 18, 2024.

In May 2023, the Company entered into an agreement pursuant to which a sixth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. The Company can draw upon this facility until May 31, 2024.

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of September 30, 2023 and December 31, 2022, the Company had $312 million and $965 million, respectively, outstanding under these Finance Receivable Facilities, unused capacity of $2.4 billion and $1.6 billion, respectively, and held $15 million and $36 million, respectively, in restricted cash related to these Finance Receivable Facilities. During the three months ended September 30, 2023, the Company's effective interest rate on these Finance Receivable Facilities was approximately 6.93%. For the year ended December 31, 2022, the Company's effective interest rate on these Finance Receivable Facilities was approximately 2.93%.

Long-Term Debt

Senior Secured Notes

On September 1, 2023, the Company completed a series of transactions whereby it exchanged validly tendered senior unsecured notes for newly issued senior secured notes (the "Exchange Offers"). Concurrently with the Exchange Offers, the Company also completed a cash tender offer to purchase any and all of the Company's outstanding 2025 Senior Unsecured Notes for cash at a purchase price equal to 85.0% of the aggregate principal amount thereof (the "Cash Tender Offer" and together with the Exchange Offers, the "Offers"). Upon consummation of the Offers, the Company exchanged Senior Unsecured Notes with an aggregate outstanding principal amount of $5.5 billion for $4.2 billion in aggregate principal amount of newly issued senior secured notes (collectively the "Senior Secured Notes"), paid $341 million in cash for validly tendered 2025 Senior Unsecured Notes, and paid $146 million in cash related to accrued and unpaid interest for validly tendered Senior Unsecured Notes. Additionally, the Company wrote off $66 million of debt issuance costs in connection with the Offers.

The Company assessed the Offers to determine whether the transactions represent debt modifications or debt extinguishments under Accounting Standards Codification 470. As a result of certain lenders that participated in the Offers, the Company determined that a majority of the Offers were a debt extinguishment and the remainder of the Offers were a debt modification, which resulted in a gain on debt extinguishment of $878 million. As a result, the Company recognized a $40 million premium which is reflected as an addition to the principal balance of the Senior Secured Notes and will be amortized against interest expense over the respective lives of the Senior Secured Notes.

The aggregate principal amounts of the Senior Unsecured Notes that were validly tendered and accepted by the Company in the Offers are set forth in the table below.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

		Principal Amount Validly Tendered and Accepted			Allocation to Senior Secured Notes Issued
Senior Unsecured Notes	Outstanding Principal Prior to Exchange		Accepted as % of Outstanding	Cash Tender Offer Payment	2028 Senior Secured Notes	2030 Senior Secured Notes	2031 Senior Secured Notes	Total Senior Secured Notes

	(in millions, except percentages)
2025 Senior Unsecured Notes	$500	$402	80.3%	$341	$—	$—	$—	$—
2027 Senior Unsecured Notes	600	568	94.7%	—	102	153	181	$436
2028 Senior Unsecured Notes	600	578	96.3%	—	90	135	160	$385
2029 Senior Unsecured Notes	750	724	96.6%	—	110	165	195	$470
2030 Senior Unsecured Notes	3,275	3,248	99.2%	—	679	1,018	1,205	$2,902
Total	$5,725	$5,520	96.4%	$341	$981	$1,471	$1,741	$4,193

The following table summarizes interest rate terms of the Company's Senior Secured Notes:

Senior Secured Notes	September 30, 2023	December 31, 2022	Year 1 PIK Interest Rate	Year 2 Cash/PIK Toggle Interest Rate	Thereafter Cash Interest Rate

	(in millions, except percentages)
2028 notes due December 1, 2028 (the "2028 Senior Secured Notes")	$981	$—	12%	9%/12%	9%
2030 notes due June 1, 2030 (the "2030 Senior Secured Notes")	1,471	—	13%	11%/13%	9%
2031 notes due June 1, 2031 (the "2031 Senior Secured Notes")	1,741	—	14%	--/14%	9%
Total principal amount	$4,193	$—

Interest on each of the Senior Secured Notes is payable semi-annually on February 15 and August 15, commencing on February 15, 2024.

The Company may redeem some or all of each series of Senior Secured Notes at any time prior to certain specified redemption dates (the "Secured Early Redemption Dates") and at 100% of the principal amount outstanding plus applicable make-whole premiums set forth in each respective indenture, plus any accrued and unpaid interest to the redemption date. Prior to the Secured Early Redemption Dates, the Company may also redeem up to 35% of the original aggregate principal amount of the 2028 and 2030 Senior Secured Notes at a redemption price equal to 109% of the principal amount outstanding, together with accrued and unpaid interest to, but not including, the date of redemption, using the net cash proceeds of certain equity offerings. Finally, on or after the Secured Early Redemption Dates, the Company may redeem its Senior Secured Notes in whole or in part at redemption prices set forth in each respective indenture, plus accrued and unpaid interest up to but excluding the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the Senior Secured Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Senior Secured Notes mature as specified in the table above unless earlier repurchased or redeemed and are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of the domestic restricted subsidiaries of the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Company (other than the subsidiaries formed for inventory, finance receivables, securitization facilities, immaterial subsidiaries, or unrestricted subsidiaries). The Senior Secured Notes and the guarantees are secured by (i) second-priority liens on certain assets and property of the Company, pledged in favor of the Ally Parties under the Floor Plan Facility and (ii) first-priority liens on certain assets and property of the Company and the guarantors, as identified in the indentures to the Senior Secured Notes.

The indentures to the Senior Secured Notes contain restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things and subject to certain exceptions, incur additional debt or issue preferred stock, create new liens, create restrictions on intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations.

Senior Unsecured Notes

The Company has issued various tranches of senior unsecured notes (the "Senior Unsecured Notes") each under a separate indenture, as further described below.

The following table summarizes components of the Company's Senior Unsecured Notes:

	September 30, 2023	December 31, 2022	Interest Rate

	(in millions, except percentages)
2025 senior unsecured notes due October 1, 2025 ("2025 Senior Unsecured Notes")	$98	$500	5.625%
2027 senior unsecured notes due April 15, 2027 ("2027 Senior Unsecured Notes")	32	600	5.500%
2028 senior unsecured notes due October 1, 2028 ("2028 Senior Unsecured Notes")	22	600	5.875%
2029 senior unsecured notes due September 1, 2029 ("2029 Senior Unsecured Notes")	26	750	4.875%
2030 senior unsecured notes due May 1, 2030 ("2030 Senior Unsecured Notes")	27	3,275	10.250%
Total principal amount	205	5,725
Less: unamortized debt issuance costs	(1)	(76)
Total debt	$204	$5,649

Each of the 2025, 2027, 2028 and 2029 Senior Unsecured Notes were issued pursuant to an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The 2030 Senior Unsecured Notes were issued pursuant to an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. Interest on each of the Senior Unsecured Notes is payable semi-annually. The Senior Unsecured Notes mature as specified in the table above unless earlier repurchased or redeemed and are guaranteed by the Company's existing domestic restricted subsidiaries (other than the subsidiaries formed for inventory, finance receivables, securitization facilities, immaterial subsidiaries, or unrestricted subsidiaries). In March 2023, the Company designated ADESA and its subsidiaries as unrestricted subsidiaries under the indentures governing the Senior Unsecured Notes.

The Company may redeem some or all of each series of Senior Unsecured Notes at any time prior to certain specified redemption dates (the "Unsecured Early Redemption Dates") at the redemption prices and applicable make-whole premiums set forth in each respective indenture, plus any accrued and unpaid interest to the redemption date. Prior to the Unsecured Early Redemption Dates, the Company may also redeem up to 35% of the aggregate principal amount at a redemption price equal to 100% plus the respective interest rate specified in the table above, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. With respect to the 2030 Senior Unsecured Notes, the Company may, at its option, redeem in the aggregate up to 10% of the original aggregate principal amount of the 2030 Senior Unsecured Notes during the period from, and including, May 1, 2025 to, but excluding May 1, 2027, at a redemption price equal to 105.125% of the 2030 Senior Unsecured Notes to be redeemed, plus accrued and unpaid interest

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
thereon to the relevant redemption rate. Finally, on or after the Unsecured Early Redemption Dates, the Company may redeem some or all of the Senior Unsecured Notes in whole or in part at redemption prices set forth in each respective indenture, plus accrued and unpaid interest up to but excluding the redemption date.

As discussed above, on September 1, 2023, the Company completed the Offers, including the Exchange Offers to exchange an outstanding principal amount of $5.1 billion of the Senior Unsecured Notes for newly issued Senior Secured Notes, and the Cash Tender Offer to purchase an outstanding principal amount of $402 million of the 2025 Senior Unsecured Notes, leading to a total reduction of an aggregate outstanding principal amount of $5.5 billion of the Senior Unsecured Notes. In connection with the Exchange Offers, the Company obtained consents from holders of each series of Senior Unsecured Notes to amend the indentures governing the notes to eliminate substantially all of the restrictive covenants as well as certain events of default and related provisions therein, and on August 30, 2023, the Company and the trustee entered into supplemental indentures to effect such amendments.

Notes Payable

The Company has entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes serve as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. The notes have a fixed annual interest rate, a two- to three-year term and require monthly payments. As of September 30, 2023 and December 31, 2022, the outstanding principal of these notes had a weighted-average interest rate of 8.4% and 7.5%, respectively, and totaled $2 million and $3 million, respectively, net of unamortized debt issuance costs, of which $2 million and $1 million, respectively, was due within the next twelve months and is included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of September 30, 2023, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of September 30, 2023 and December 31, 2022, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $482 million and $483 million, respectively, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of September 30, 2023 and December 31, 2022, the Company has pledged $299 million and $268 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from March 2024 to October 2030. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $296 million and $265 million as of September 30, 2023 and December 31, 2022, respectively, of which $114 million and $102 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2023, the Company was in compliance with all debt covenants.

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

As of September 30, 2023 and December 31, 2022, there were 249 million and 236 million Class A Units and 2 million and 1 million Class B Units, respectively, (as adjusted for the participation thresholds and closing price of Class A common stock on September 30, 2023 and December 31, 2022) issued and outstanding. As discussed in Note 13 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

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

At-the-Market Offering

On July 19, 2023, the Company entered into a distribution agreement with Citigroup Global Markets Inc. and Moelis & Company LLC, whereby the Company may sell up to the greater of (i) shares of Class A common stock representing an

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
aggregate offering price of $1.0 billion, or (ii) an aggregate of 35 million shares of Class A common stock, from time to time, through an "at-the-market offering" program (the "ATM Offering").

The following table summarizes the activity pursuant to the ATM Offering for the period presented:

Three Months Ended September 30, 2023

(in millions, except share and per share amounts)
Shares of Class A common stock issued	7,156,838
Weighted-average issuance price per share	$46.9387
Gross proceeds(1)	$336

(1) Net proceeds were $327 million after deducting $9 million of commissions and other offering expenses incurred.

Private Placement

On July 17, 2023, the Company entered into a Transaction Support Agreement pursuant to which, among other things, and subject to certain conditions, the Garcia Parties committed to purchase up to $126 million of equity in the Company. In satisfaction of that commitment, on August 18, 2023, the Company entered into a Securities Purchase Agreement with the Garcia Parties providing for the purchase of an aggregate of 3.4 million Class A Units, together with 2.7 million shares of Class B common stock, at a price equivalent to $46.31 per share of Class A common stock. The price equivalent of $46.31 per share of Class A common stock was equal to the weighted average sale price per share of Class A common stock sold under the ATM Offering through August 18, 2023. As further described below, Class B Units are exchangeable for an equivalent number of shares of Class A common stock, which exchange must be accompanied by 1.25 times as many Class A Units. As exchanged, the price per Class A Unit was $37.048. The Company may, at its election, pay consideration for such exchange in either shares of Class A common stock or in cash. The Company used the proceeds therefrom to partially fund the Cash Tender Offer as discussed in Note 10 — Debt Instruments.

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

During each of the three and nine months ended September 30, 2023 and 2022, certain LLC Unitholders exchanged less than 1 million LLC Units and no shares of Class B common stock for less than 1 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received less than 1 million and zero LLC Units during the three months ended September 30, 2023 and 2022, respectively, and less than 1 million LLC Units during each of the nine months ended September 30, 2023 and 2022, increasing its total ownership interest in Carvana Group for the three months ended September 30, 2022.

Class A Non-Convertible Preferred Units

On October 2, 2018, Carvana Group, LLC amended its LLC Agreement to create a class of non-convertible preferred units (the "Class A Non-Convertible Preferred Units"), effective September 21, 2018. The Class A Non-Convertible Preferred Units were created in connection with Carvana Co.'s issuance of its Senior Unsecured Notes, as discussed further and defined in Note 10 — Debt Instruments. On October 2, 2020, Carvana Group, LLC amended and restated its LLC Agreement to, among other

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
things, authorize the issuance of 1.1 million Class A Non-Convertible Preferred Units to be sold to Carvana Co. in connection with the issuance of its 2025 and 2028 Senior Unsecured Notes and authorize the issuance of additional Class A Non-Convertible Preferred Units, in each case in consideration for the capital contribution made or deemed to have been made by Carvana Co. of the net proceeds of notes issuances. Carvana Co. used the net proceeds from the issuance of its Senior Unsecured Notes to purchase the Class A Non-Convertible Preferred Units, and, in the case of the Senior Secured Notes, received Class A Non-Convertible Preferred Units upon the cancellation of units previously issued in connection with the issuance of the Senior Unsecured Notes, as specified below:

Date	Senior Notes Issuance	Class A Non-Convertible Preferred Units	Cancelled in Connection with Offers	Net Total Class A Non-Convertible Preferred Units
October 2020	2025 Senior Unsecured Notes	500,000	(401,742)	98,258
March 2021	2027 Senior Unsecured Notes	600,000	(568,165)	31,835
October 2020	2028 Senior Unsecured Notes	600,000	(577,527)	22,473
August 2021	2029 Senior Unsecured Notes	750,000	(724,349)	25,651
May 2022	2030 Senior Unsecured Notes	3,275,000	(3,247,959)	27,041
September 2023	2028 Senior Secured Notes	980,815	—	980,815
September 2023	2030 Senior Secured Notes	1,471,430	—	1,471,430
September 2023	2031 Senior Secured Notes	1,741,259	—	1,741,259
		9,918,504	(5,519,742)	4,398,762

When Carvana Co. makes payments on the Senior Unsecured Notes and Senior Secured Notes (collectively the "Senior Notes"), Carvana Group makes an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit is canceled and retired. As discussed in Note 10 — Debt Instruments, the Company exchanged a portion of its Senior Unsecured Notes for new Senior Secured Notes, at which time 5.5 million Class A Non-Convertible Preferred Units were canceled and retired.

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

On July 18, 2023, the Company amended and restated its Tax Asset Preservation Plan in order to adjust the definition of Beneficial Ownership to exclude derivatives that may only be settled in cash, do not confer voting rights, and lack other features consistent with beneficial ownership of shares of Class A common stock.

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

During the nine months ended September 30, 2023 and 2022, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of $1 million each, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit). During the nine months ended September 30, 2023 and 2022, Carvana Co. utilized its net proceeds from its equity offerings to purchase LLC Units, which resulted in net adjustments to increase non-controlling interests and to decrease additional paid-in capital by $83 million and $554 million, respectively, which have been included in adjustment to non-controlling interests related to equity offerings in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit).

As of September 30, 2023, Carvana Co. owned approximately 56.6% of Carvana Group with the LLC Unitholders owning the remaining 43.4%. The net loss attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net income (loss) attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	Nine Months Ended September 30,
	2023	2022

	(in millions)
Transfers from (to) non-controlling interests:
Decrease as a result of issuances of Class A and B common stock	$(83)	$(554)
Increase as a result of exchanges of LLC Units	1	1
Total transfers to non-controlling interests	$(82)	$(553)

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 13 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Restricted Stock Units and Awards excluding those granted in relation to the CEO Milestone Gift	$16	$12	$49	$29
Restricted Stock Units granted in relation to the CEO Milestone Gift	—	3	(1)	40
Options	4	3	12	10
Total equity-based compensation	20	18	60	79
Equity-based compensation capitalized to property and equipment	(2)	(3)	(7)	(7)
Equity-based compensation capitalized to inventory	—	(1)	(1)	(16)
Equity-based compensation, net of capitalized amounts	$18	$14	$52	$56

As of September 30, 2023, the total unrecognized compensation related to outstanding equity awards was $198 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). The number of shares authorized for issuance under the 2017 Incentive Plan is subject to an automatic annual increase of the lesser of two percent of the Company's outstanding common stock or an amount determined by the Compensation and Nominating Committee of the Board. While the Compensation and Nominating Committee determined not to increase the number of shares authorized for issuance in prior years, the automatic annual increase on January 1, 2023 was approved. As a result, in February 2023, the Company registered approximately 2 million additional shares (the "Automatic Increase"). In addition, on February 22, 2023, the Board approved an amendment, subject to stockholder approval, to increase the number of shares available under the 2017 Incentive Plan by 20 million shares (the "Amendment Increase"). On February 22, 2023, Ernest Garcia II also granted the Board an irrevocable proxy to vote the shares of Class A and Class B common stock directly held and beneficially owned by Mr. Garcia II in favor of the Amendment Increase. The Company's stockholders approved the Amendment Increase at the annual stockholder meeting on May 1, 2023. After taking into account the Automatic Increase and the Amendment Increase, approximately 36 million shares of Class A common stock are available for issuance under the 2017 Incentive Plan, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards to employees, directors, officers and consultants. The majority of equity granted by the Company vests over four-year periods based on continued employment with the Company. As of September 30, 2023, approximately 17 million shares remain available for future equity-based award grants under this plan.

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

During the nine months ended September 30, 2023 and 2022, the Company issued 20,127 and 27,462 shares of Class A common stock, respectively, and recognized less than $1 million of equity-based compensation expense in each period. As of September 30, 2023, 391,027 shares remained available for future issuance.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and nine months ended September 30, 2023 or 2022. As of September 30, 2023, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

NOTE 14 — NET EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings (loss) per share is computed by dividing the net earnings (loss) attributable to Class A common stockholders by the weighted-average shares of Class A common stock outstanding during the period. Diluted net earnings (loss) per share is computed by giving effect to all potentially dilutive shares. For the three and nine months ended September 30, 2022, potentially dilutive shares are excluded from diluted net earnings (loss) per share because they would have an anti-dilutive impact. Net earnings (loss) for all periods presented is attributable only to Class A common stockholders, due to no activity related to convertible preferred stock during those periods.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net earnings (loss) per share during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income (loss) attributable to Carvana Co. Class A common stockholders - basic	$782	$(283)	$564	$(781)
Income impact of assumed conversions from LLC Units	(41)	—	(214)	—
Net income (loss) attributable to Carvana Co. Class A common stockholders - diluted	$741	$(283)	$350	$(781)

Denominator:
Weighted-average shares of Class A common stock outstanding	110,856	105,878	107,721	99,141
Nonvested weighted-average restricted stock awards	(12)	(21)	(29)	(7)
Weighted-average shares of Class A common stock outstanding - basic	110,844	105,857	107,692	99,134
Dilutive effect of Class A common shares:
Options (1)	1,939	—	626	—
Restricted Stock Units and Awards (1)	7,203	—	4,015	—
Class A Units (2)	84,263	—	83,401	—
Class B Units (2)	1,709	—	1,390	—
Weighted-average shares of Class A common stock outstanding - diluted	205,958	105,857	197,124	99,134

Net earnings (loss) per share of Class A common stock - basic	$7.05	$(2.67)	$5.24	$(7.88)
Net earnings (loss) per share of Class A common stock - diluted	$3.60	$(2.67)	$1.78	$(7.88)

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net earnings (loss) per share of Class A common stock for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Options (1)	640	1,265	979	1,265
Restricted Stock Units and Awards (1)	650	826	1,822	826
Class A Units (2)	—	82,963	—	82,963
Class B Units (2)	—	1,580	—	1,580

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

As described in Note 11 — Stockholders' Equity (Deficit), the Company acquired less than 1 million and zero LLC Units during the three months ended September 30, 2023, and 2022, respectively, and less than 1 million LLC Units during each of the nine months ended September 30, 2023 and 2022 in connection with exchanges with LLC Unitholders. During the three months ended September 30, 2023, and 2022, the Company recorded a gross deferred tax asset of less than $1 million and zero, respectively, and less than $1 million and $1 million, respectively, during the nine months ended September 30, 2023 and 2022 associated with the basis difference in its investment in Carvana Group related to the acquisition of the LLC Units which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit).

During the nine months ended September 30, 2023, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

As described in Note 10 — Debt Instruments, the Company completed the Exchange Offers, whereby it exchanged validly tendered Senior Unsecured Notes for newly issued Senior Secured Notes. For U.S. tax purposes the Company is required to recognize cancellation of debt income (“CODI”) on the difference between the adjusted issue price of the debt exchanged and the fair market value of the new debt issued. The Company has determined that it should recognize an estimated $1.4 billion of CODI for tax purposes.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of September 30, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended September 30, 2023 and 2022 was an expense of 8.2% and 0.1%, respectively, and for the nine months ended September 30, 2023 and 2022 was an expense of 7.1% and 0.1%, respectively. The effective tax rate for the three and nine months ended September 30, 2023 differs from the statutory tax rate primarily due to the current year income tax expense related to the impact of CODI, partially offset by a change to the valuation allowance on the Company’s deferred tax assets.

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
As of September 30, 2023, the Company has recorded a $14 million TRA liability related to the estimated cash savings in U.S. federal, state or local tax related to the tax benefits utilized to offset recognized CODI, which is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets, and of which $11 million will be paid to related parties. For the remaining $1.6 billion TRA liability as of September 30, 2023, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded an additional liability related to the tax savings it may realize from utilization of such deferred tax assets. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of September 30, 2023, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations with reconditioning capacity, storage, parking and corporate offices. The initial terms expire at various dates between 2023 and 2038. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$26	$27	$82	$68
Interest obligations under finance leases	4	5	14	13
Total finance lease costs	$30	$32	$96	$81

Operating leases:
Fixed lease costs to non-related parties	$15	$26	$50	$78
Fixed lease costs to related parties	1	1	3	3
Total operating lease costs	$16	$27	$53	$81

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$80	$56
Operating lease liabilities to related parties			$4	$4
Interest payments on finance lease liabilities			$14	$13

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$91	$106

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of September 30, 2023:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2023	$26	$1	$23	$24	$50
2024	97	3	94	97	194
2025	87	2	91	93	180
2026	73	2	87	89	162
2027	35	2	79	81	116
Thereafter	7	2	293	295	302
Total minimum lease payments	325	12	667	679	1,004
Less: amount representing interest	(31)	(2)	(167)	(169)	(200)
Total lease liabilities	$294	$10	$500	$510	$804

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

As of September 30, 2023 and December 31, 2022, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of September 30, 2023 and 2022 were as follows, excluding short-term operating leases:

	As of September 30,
	2023	2022
Weighted-average remaining lease terms (years)
Operating leases	7.9	8.6
Finance leases	3.7	4.3
Weighted-average discount rate
Operating leases	7.1%	7.1%
Finance leases	5.9%	5.6%

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each retail vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $16 million and $19 million as of September 30, 2023 and December 31, 2022, respectively, and is included in accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $145 million in aggregate over the next six years, as of September 30, 2023. These purchase obligations are recorded as liabilities when the services are rendered.

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business for a publicly traded auto retail and e-commerce company. For example, the Company is currently a party to legal and regulatory disputes, including putative class action and shareholder derivative lawsuits, alleging, among other things, the violation of federal securities and antitrust laws and state laws regarding consumer protection, stockholders' rights and the titling and registration of vehicles sold to its customers. These disputes include, but are not limited to, In re Carvana Co. Securities Litigation, United States District Court for the District of Arizona (Case No. CV-22-2126-PHX-MTL); In re Carvana Co. Stockholders Litigation, Delaware Chancery Court (Case No. 2020-0415-KSJM); Taiae Bradley v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 2:22-cv-02525-MMB); Dana Jennings, et al. v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 5:21-cv-05400-EGS); Syretta Harvin et al. v. Carvana, LLC et al., United States District Court for the Eastern District of Pennsylvania (Case No. 2:23-cv-02068-MRP); and In re Carvana Co. Stockholders Litigation, Delaware Chancery Court (Case No. 2023-0600-KSJM).

Neal Vestal v. Carvana Co., et al., Delaware Chancery Court (Case No. 2022-0609-KSJM) was dismissed with prejudice in September 2023. Mountaineer Motors of Lenoir, LLC v. Carvana, LLC, et al., United States District Court for the Western District of North Carolina (Case No. 5:22-cv-00171) and City of Warwick Retirement System v. Carvana Co., et al., Maricopa County, Arizona Superior Court (Case No. CV2022-013054) were dismissed with prejudice in October 2023.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables are a summary of fair value measurements and hierarchy level at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$485	$485	$—	$—
Beneficial interests in securitizations	$371	$—	$—	$371

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds (1)	$272	$272	$—	$—
Beneficial interests in securitizations	$321	$—	$—	$321

(1) Consists of highly liquid investments with original maturities of three months or less and classified in cash and cash equivalents and restricted cash in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2023 and December 31, 2022, the Company has purchase price adjustment receivables of $11 million and $37 million, respectively, which are carried at fair value and classified as other assets in the accompanying consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a loss of $1 million and gain of $5 million during the three months ended September 30, 2023 and 2022, respectively, and a gain of $1 million and $11 million during the nine months ended September 30, 2023 and 2022, respectively, and are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

Beneficial Interests in Securitizations

Beneficial interests in securitizations include rated notes and certificates of the securitization trusts, the same securities as issued to other investors as described in Note 9 — Securitizations and Variable Interest Entities. Beneficial interests in securitizations are initially treated as Level 2 assets when the securitization transaction occurs in close proximity to the end of the period and there is a lack of observable changes in the economic inputs. When the securitization transaction does not occur in close proximity to the end of the period and there have been observable changes in the economic inputs, beneficial interests in securitizations are classified as Level 3.

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of September 30, 2023 and December 31, 2022, the range of discount rates were 6.2% to 13.2% and 7.1% to 11.3%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers out of Level 3 during the three and nine months ended September 30, 2023 or 2022.

In December 2021, the Company began selling certain of its beneficial interests in securitizations that are not required to be retained by the Risk Retention Rules. For the three and nine months ended September 30, 2023, the Company sold beneficial interests in securitizations for a purchase price totaling zero and $8 million, respectively. For the three and nine months ended September 30, 2022, the Company sold beneficial interests in securitizations for a purchase price totaling $40 million and $43 million, respectively.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Opening Balance	$335	$401	$321	$382
Received in securitization transactions	68	24	160	148
Payments received	(39)	(44)	(114)	(136)
Change in fair value	7	9	12	(1)
Sales of beneficial interests	—	(40)	(8)	(43)
Ending Balance	$371	$350	$371	$350

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended September 30, 2023 and December 31, 2022. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022

	(in millions)
Carrying value, net of unamortized debt issuance costs, unamortized premium, and accrued PIK interest	$4,432	$5,649
Fair value	$3,444	$2,533

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022

	(in millions)
Carrying value	$650	$1,334
Fair value	$696	$1,437

Investment in Equity Securities

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through September 30, 2023. On August 12, 2022, Root effected a reverse stock split of its Class A common stock and Class B common stock at a ratio of 18:1, whereby each 18 shares of Root’s Class A common stock and Class B common stock were automatically combined into one share of Class A common stock or Class B common stock, respectively (the “Reverse Stock Split”). The shares of Root's Class A common stock issuable to the Company on the conversion of the Series A convertible preferred shares were adjusted proportionally.

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

The following table presents changes in the Company's Level 3 Warrants measured at fair value:

2023
(in millions)
Balance at December 31, 2022	$2
Total unrealized gain (1)	3
Balance at September 30, 2023	$5

(1) The Company recognized the increase in fair value in relation to the Warrants through other (income) expense, net in the accompanying consolidated statements of operations. The Company recognized an increase in fair value of $4 million and

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
$3 million during the three and nine months ended September 30, 2023, respectively, and a decrease in fair value of $72 million and $77 million during the three and nine months ended September 30, 2022, respectively.

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

The Company does not apply hedge accounting to the interest rate caps and records all mark-to-market adjustments directly to other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations. The fair value of the interest rate caps is categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial principles and available market data. For the three and nine months ended September 30, 2023, the Company recognized mark-to-market adjustments of $1 million and less than $1 million of expense, respectively, within other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2023, the fair value of the interest rate caps is recorded in the accompanying unaudited condensed consolidated balance sheets within other current assets and was $5 million.

NOTE 19 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$507	$178
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2	$43
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2	$371
Property and equipment acquired under finance leases	$46	$300
Warrants to acquire Root Class A common stock	$—	$75
Equity-based compensation expense capitalized to property and equipment	$7	$6
Fair value of beneficial interests received in securitization transactions	$160	$148
Reductions of beneficial interests in securitizations and associated long-term debt	$82	$105

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	September 30, 2023	December 31, 2022	September 30, 2022

	(in millions)
Cash and cash equivalents	$544	$434	$316
Restricted cash	72	194	161
Total cash, cash equivalents and restricted cash	$616	$628	$477

NOTE 20 — SUBSEQUENT EVENTS

Floor Plan Facility Amendment

Effective November 1, 2023, the Company amended its Floor Plan Facility with Ally Bank and Ally Financial Inc. to resize the line of credit to $1.5 billion through April 30, 2025. The amendment lowered the interest rate from a prime rate plus 1.00% to (i) a prime rate plus 0.10% when amounts drawn under the Floor Plan Facility are under 50% of the then current inventory balance and (ii) a prime rate plus 0.50% when amounts drawn are over 50%. Finally, the restricted cash requirements were amended to introduce a sliding scale whereby at least 12.5% of the total principal amount owed to the lender is required to be held as restricted cash if amounts drawn are under 50% of the then current inventory balance, which requirement increases to (i) 17.5% required to be held as restricted cash if amounts drawn are between 50% and 59.99%, (ii) 22.5% required to be held as restricted cash if amounts drawn are between 60% and 69.99%, and (iii) 25% required to be held as restricted cash if amounts drawn are equal to or over 70%.

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a retail vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a retail vehicle.    As of September 30, 2023, we listed 34,090 total retail units on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling vehicles to retail customers is the primary driver of our business. Selling retail vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including the sale of finance receivables originated to finance the vehicle, vehicle service contracts ("VSCs"), GAP waiver coverage, other ancillary products, and trade-ins.

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

•Sell us their car.    We allow our customers to trade-in a vehicle and apply the trade-in value to their purchase, or to sell us a vehicle independent of a purchase. Using our digital appraisal tool, customers can receive a conditional offer for their vehicle nearly instantaneously from our site simply by answering a few questions about the vehicle condition and features. We generate trade-in offers using a proprietary valuation algorithm supported by extensive used vehicle market and customer-behavior data. When customers accept our offer, they can drop the vehicle off at a Carvana location or schedule a time to have the vehicle picked up at their home or elsewhere within one of our markets and receive payment, eliminating the need to visit a dealership or negotiate a private sale. We take their vehicles into inventory and sell them either at auction as a wholesale sale or through our website as a retail sale. Vehicles sold at auction typically do not meet the quality or condition standards required to be included in retail inventory displayed for sale on our website.

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

•Inspection and reconditioning.    Once we acquire a vehicle from a customer, we leverage our in-house logistics or a vendor to transport the vehicle to an inspection and reconditioning center or auction location with reconditioning capacity ("IRC"), at which point the vehicle is entered into our inventory management system. We then begin a 150-point inspection process covering controls, features, brakes, tires, and cosmetics. Each IRC includes trained technicians, vehicle lifts, paint-less dent repair, and paint capabilities and receives on-site support from vendors with whom we have integrated systems to ensure ready access to parts and materials. When an inspection is complete, we estimate the necessary reconditioning cost for accident-free vehicles to be deemed "Carvana Certified" and expected timing for that vehicle to be made available for sale on our website.

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

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have historically experienced rapid growth in sales through our website www.carvana.com. Due to profitability initiatives and macroeconomic impacts, including rising interest rates during the first nine months of 2023, the number of vehicles we sold to retail customers decreased by 21.0% to 80,987, in the three months ended September 30, 2023 compared to 102,570 in the three months ended September 30, 2022. During the nine months ended September 30, 2023, the number of vehicles we sold to retail customers decreased by 27.2% to 236,757, compared to 325,319 in the nine months ended September 30, 2022.

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

•Retail units sold are an important driver of the average number of days between when we acquire the vehicle and when we sell it. Reducing average days to sale impacts gross profit on our vehicles because used vehicles generally depreciate over time.

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

Markets and Population Coverage

Our historical growth in retail units sold was driven by increased penetration in our existing markets and expansion into new markets. We define a market as a metropolitan area in which we have commenced local advertising and generally offer home delivery to customers with a Carvana employee in a branded delivery truck. We define our population coverage as the percentage of the U.S. population that lives within those markets. Opening a new market involves hiring a team of customer advocates, connecting the market to our existing logistics network and initiating advertising, both locally through a blend of brand and direct advertising channels, and on national television for increased brand awareness. As a market scales, we may elect to build a vending machine in the market to further increase customer awareness and enhance our fulfillment operations. Our advertising spend in each market is approximately proportionate to each market's population, subject to adjustments based on specific characteristics of the market, used vehicle market seasonality, and special events such as vending machine openings.

We served 316 markets as of September 30, 2023, covering 81.1% of the U.S. population. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our long-term growth plan. While we are currently focused on driving profitability through efficiency and expense reduction, we are continually evaluating consumer demand, our operational capacity and our long-term growth plan to determine our market opening and vending machine launch strategy.

Revenue and Gross Profit

We generate revenue on retail units sold from four primary sources: the sale of the retail vehicles, wholesale sales of vehicles we acquire from customers, including sales through our wholesale marketplace, gains on the sales of loans originated to finance the vehicles, and sales of ancillary products such as VSCs and GAP waiver coverage.

Our largest source of revenue, retail vehicle sales, totaled $1.9 billion and $2.5 billion during the three months ended September 30, 2023 and 2022, respectively, and $5.7 billion and $8.2 billion during the nine months ended September 30, 2023 and 2022, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales and revenues includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. Subsequent to our acquisition of the U.S. physical auction business of ADESA U.S.

Auction, LLC ("ADESA") from KAR Auction Services, Inc. on May 9, 2022 (the "ADESA Acquisition"), we also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $610 million and $697 million during the three months ended September 30, 2023 and 2022, respectively, and $2.0 billion during each of the nine months ended September 30, 2023 and 2022. We generally expect wholesale sales to trend proportionately with retail units sold through trade-ins and from customers who wish to sell us a car independent of a retail sale and with the movement of wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate and sales commissions on ancillary products such as VSCs, GAP waiver coverage, and auto insurance totaled $214 million and $197 million during the three months ended September 30, 2023 and 2022, respectively, and $605 million during each of the nine months ended September 30, 2023 and 2022. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During the current macroeconomic uncertainty, our highest priority will continue to be providing exceptional customer experiences while improving efficiency and utilizing our infrastructure to support efficient growth in retail units sold to help us move along the path to achieve profitability and positive free cash flow. Secondarily, we plan to pursue several strategies designed to increase our brand awareness and total gross profit per unit. These strategies may include the following:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Retail units sold	80,987	102,570	236,757	325,319
Average monthly unique visitors (in thousands)	15,209	21,333	14,819	23,203
Total website units	34,090	71,365	34,090	71,365
Total gross profit per unit	$5,952	$3,500	$5,583	$3,237
Total gross profit per unit, non-GAAP	$6,396	$3,870	$6,065	$3,517

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

We define total gross profit per unit, non-GAAP as the aggregate gross profit, non-GAAP in a given period, divided by retail units sold in that period. Gross profit, non-GAAP is defined as gross profit plus depreciation and amortization in cost of sales, share-based compensation including the CEO Milestone Gift in cost of sales, and restructuring costs, minus revenue related to warrants to purchase shares of Root's Class A common stock (the "Warrants") as discussed in Note 18 — Fair Value of Financial Instruments. Refer to "Non-GAAP Financial Measures" for more information, including the reconciliation of non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures.

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

The number of retail vehicles we sell depends on the volume of traffic to our website, our population coverage, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customers' purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general economic conditions. On a quarterly basis, the number of retail vehicles we sell is also affected by seasonality, with demand for retail vehicles generally reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of retail vehicle sales generally expected to occur in the fourth calendar quarter. In 2022, heightened inflation and rising interest rates resulted in lower demand for used vehicles. These trends continued into the first nine months of 2023, in which retail vehicles sales were also affected by a lower inventory size, lower advertising expense, and a focus on profitability initiatives. We expect these trends to continue through the remainder of the year.

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

Wholesale Sales and Revenues

Wholesale sales and revenues includes the aggregate proceeds we receive on vehicles we acquire and sell to wholesalers, and beginning in 2022, wholesale marketplace revenues. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade-in their existing vehicles when making a purchase from us. Factors affecting wholesale sales and revenues include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market. Wholesale sales and revenues includes aggregate proceeds we receive on vehicles sold to DriveTime through competitive online auctions that are managed by an unrelated third party and through the Company's wholesale marketplace platform. Wholesale marketplace revenues include revenue earned from the sale of wholesale marketplace units by third-party sellers and buyers through our wholesale marketplace platform, including auction fees and related services revenue.

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of loans we originate and sell in securitization transactions or to financing partners, reported net of a reserve for expected repurchases, commissions we receive on VSCs, sales of GAP waiver coverage, and commissions and Warrants we receive on sales of auto insurance.

We generally seek to sell the loans we originate to securitization trusts we sponsor and establish or to financing partners. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that we sell to the securitization trusts. We also sell the loans we originate under committed forward-flow arrangements, including a master purchase and sale agreement, and through fixed pool loan sales, with financing partners who generally acquire them at premium prices without recourse to us for their post-sale performance. Factors affecting revenue from these sales include the number of loans we originate, the average principal balance of the loans, the credit quality of the portfolio, the price at which we are able to sell them in securitization transactions or to financing partners, and economic conditions in the capital markets.

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

In September 2022, we completed our integrated auto insurance solution with Root, through which customers may conveniently access auto insurance directly from the Carvana e-commerce platform. We receive commissions and Warrants based on the Root insurance policies sold through the Integrated Platform. The commission revenue we recognize depends on the number of retail units we sell, the conversion rate of auto policies on those sales, commission rates we receive, and forecasted attrition. The revenue we recognize from Warrants as non-cash consideration depends on the probability of achieving certain auto policy sales thresholds within a specific timeline as well as our performance under the agreement.

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

Wholesale Gross Profit

Wholesale gross profit is the vehicle sales price minus our cost of sales associated with vehicles we sell to wholesalers, and beginning in 2022, wholesale marketplace revenues less wholesale marketplace cost of sales. Factors affecting wholesale gross profit include the number of wholesale units sold, the average wholesale selling price of these vehicles, the average acquisition price associated with these vehicles, the buyer and seller fees, and the number of wholesale marketplace units sold.

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

Interest Expense

Interest expense includes interest incurred on our various tranches of Senior Secured Notes and Senior Unsecured Notes, our Floor Plan Facility, and our Finance Receivable Facilities (each as defined in Note 10 — Debt Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q), as well as our notes payable, finance leases, and long-term debt, which are used to fund general working capital, our inventory, our transportation fleet, and certain of our property and equipment. Interest expense also includes amortization of capitalized debt issuance costs, which is offset by amortization of debt premium and interest income earned on cash and cash equivalents. Interest expense excludes the interest incurred during various construction projects to build, upgrade or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Other (Income) Expense, Net

Other (income) expense, net includes changes in fair value on our beneficial interests in securitizations, purchase price adjustment receivables, and fair value adjustments related to our Warrants as discussed in Note 18 — Fair Value of Financial Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q, along with other general expenses such as gains or losses from disposals of long-lived assets. In the three and nine months ended September 30, 2023, other (income) expense, net also includes expense related to the recognition of our Tax Receivable Agreement reserve.

Income Tax (Benefit) Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (together with its subsidiaries “Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(in millions, except unit and per unit amounts)			(in millions, except unit and per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$1,949	$2,492	(21.8)%	$5,737	$8,186	(29.9)%
Wholesale sales and revenues (1)	610	697	(12.5)%	2,005	1,976	1.5%
Other sales and revenues (2)	214	197	8.6%	605	605	—%
Total net sales and operating revenues	$2,773	$3,386	(18.1)%	$8,347	$10,767	(22.5)%
Gross profit:
Retail vehicle gross profit (3)	$218	$116	87.9%	$532	$334	59.3%
Wholesale gross profit (1)	50	46	8.7%	185	114	62.3%
Other gross profit (2)	214	197	8.6%	605	605	—%
Total gross profit	$482	$359	34.3%	$1,322	$1,053	25.5%
Unit sales information:
Retail vehicle unit sales	80,987	102,570	(21.0)%	236,757	325,319	(27.2)%
Wholesale vehicle unit sales	40,886	47,763	(14.4)%	122,449	153,342	(20.1)%
Per unit selling prices:
Retail vehicles	$24,066	$24,296	(0.9)%	$24,232	$25,163	(3.7)%
Wholesale vehicles (4)	$9,612	$10,552	(8.9)%	$11,058	$10,923	1.2%
Per retail unit gross profit:
Retail vehicle gross profit (5)	$2,692	$1,131	138.0%	$2,247	$1,027	118.8%
Wholesale gross profit	618	448	37.9%	781	350	123.1%
Other gross profit	2,642	1,921	37.5%	2,555	1,860	37.4%
Total gross profit	$5,952	$3,500	70.1%	$5,583	$3,237	72.5%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (6)	$685	$691	(0.9)%	$906	$626	44.7%
Wholesale marketplace:
Wholesale marketplace units sold	221,368	193,061	14.7%	662,830	304,944	NM
Wholesale marketplace revenues	$217	$193	12.4%	$651	$301	NM
Wholesale marketplace gross profit (7)	$22	$13	69.2%	$74	$18	NM

(1) Includes $4, $6, $14 and $27, respectively, of wholesale sales and revenues from related parties.

(2) Includes $35, $39, $104 and $137, respectively, of other sales and revenues from related parties.
(3) Includes $0, $2, $0 and $16, respectively, of share-based compensation expense related to the CEO Milestone Gift.
(4) Excludes wholesale marketplace revenues and wholesale marketplace units sold.
(5) Includes $0, $19, $0 and $146, respectively, of share-based compensation expense related to the CEO Milestone Gift.
(6) Excludes wholesale marketplace gross profit and wholesale marketplace units sold.
(7) Includes $25, $22, $77 and $37, respectively, of depreciation and amortization expense.
NM = Not Meaningful (For the nine months ended September 30, 2022 only includes wholesale marketplace data from the date of the ADESA Acquisition of May 9, 2022.)

Retail Vehicle Sales

Three months ended September 30, 2023 versus 2022. Retail vehicle sales decreased by $543 million to $1.9 billion during the three months ended September 30, 2023, compared to $2.5 billion during the three months ended September 30, 2022. The decrease in revenue was primarily due to a decrease in the number of retail vehicles sold to 80,987 from 102,570 during the three months ended September 30, 2023 and 2022, respectively. The decrease in retail units sold was driven by various macroeconomic factors including continued increased interest rates and inflation, leading to decreased vehicle affordability, as well as our continued increased focus on profitability initiatives, which have led to lower advertising levels and inventory size. Additionally, there was a decrease in the average selling price of our retail units sold to $24,066 in the three months ended September 30, 2023 from $24,296 in the prior year, due primarily to overall depreciation in the used vehicle market, despite improvements in turn times compared to the three months ended September 30, 2022.

Nine months ended September 30, 2023 versus 2022. Retail vehicle sales decreased by $2.4 billion to $5.7 billion during the nine months ended September 30, 2023 compared to $8.2 billion during the nine months ended September 30, 2022. The decrease in revenue was primarily due to a decrease in the number of retail vehicles sold to 236,757 from 325,319 during the nine months ended September 30, 2023 and 2022, respectively. The decrease in retail units sold was driven by various macroeconomic factors including increased interest rates and inflation, leading to decreased vehicle affordability, as well as our increased focus on profitability initiatives, which have led to lower advertising levels and inventory size. Additionally, there was a decrease in the average selling price of our retail units sold to $24,232 in the nine months ended September 30, 2023 from $25,163 in the prior year, due primarily to overall depreciation in the used vehicle market, despite improvements in turn times compared to the nine months ended September 30, 2022.

Wholesale Sales and Revenues

Three months ended September 30, 2023 versus 2022. Wholesale sales and revenues decreased by $87 million to $610 million during the three months ended September 30, 2023, compared to $697 million during the three months ended September 30, 2022. The decrease in revenue was primarily due to a decrease in the number of wholesale units sold that were acquired from customers on our website to 40,886 from 47,763 during the three months ended September 30, 2023 and 2022, respectively. This was partially offset by wholesale marketplace revenues, which increased by $24 million to $217 million during the three months ended September 30, 2023, compared to $193 million during the three months ended September 30, 2022, primarily due to an increase in the number of wholesale marketplace units sold to 221,368 from 193,061 during the three months ended September 30, 2023 and 2022, respectively.

Nine months ended September 30, 2023 versus 2022. Wholesale sales and revenues increased by $29 million to $2.0 billion during the nine months ended September 30, 2023, compared to $2.0 billion during the nine months ended September 30, 2022. Wholesale marketplace revenues, which were only included in our results from operations subsequent to the ADESA Acquisition, were higher during the nine months ended September 30, 2023 at $651 million, compared to $301 million during the nine months ended September 30, 2022, primarily due to an increase in wholesale marketplace units sold to 662,830 during the nine months ended September 30, 2023, compared to 304,944 during the nine months ended September 30, 2022. This was partially offset by a decrease in wholesale units sold that were acquired from customers on our website to 122,449 from 153,342 during the nine months ended September 30, 2023 and 2022, respectively.

Other Sales and Revenues

Three months ended September 30, 2023 versus 2022. Other sales and revenues increased by $17 million to $214 million during the three months ended September 30, 2023, compared to $197 million during the three months ended September 30, 2022. The increase was primarily due to an increase in gain on loan sales as a result of more loan sales during the three months ended September 30, 2023. This increase was partially offset by the decrease in retail units sold during the three months ended September 30, 2023.

Nine months ended September 30, 2023 versus 2022. Other sales and revenues were unchanged at $605 million during each of the nine months ended September 30, 2023 and 2022, Other sales and revenues increased due to a higher level of finance receivables held for sale and revenue related to our Warrants. This increase was fully offset by a decrease in retail units sold during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, leading to an overall unchanged level of other sales and revenues.

Retail Vehicle Gross Profit

Three months ended September 30, 2023 versus 2022. Retail vehicle gross profit increased by $102 million to $218 million during the three months ended September 30, 2023, compared to $116 million during the three months ended September 30, 2022. This increase was driven primarily by an increase in retail vehicle gross profit per unit to $2,692 for the three months ended September 30, 2023, compared to $1,131 for the three months ended September 30, 2022. The per unit increase was primarily driven by lower average days to sale, wider spreads between wholesale and retail market prices, and lower reconditioning and inbound transport costs on retail vehicles sold during the three months ended September 30, 2023.

Nine months ended September 30, 2023 versus 2022. Retail vehicle gross profit increased by $198 million to $532 million during the nine months ended September 30, 2023, compared to $334 million during the nine months ended September 30, 2022. This increase was driven primarily by an increase in retail vehicle gross profit per unit to $2,247 for the nine months ended September 30, 2023 compared to $1,027 for the nine months ended September 30, 2022. The per unit increase was primarily driven by lower average days to sale and lower reconditioning and inbound transport costs on retail vehicles sold during the nine months ended September 30, 2023.

Wholesale Gross Profit

Three months ended September 30, 2023 versus 2022. Wholesale gross profit increased by $4 million to $50 million during the three months ended September 30, 2023, compared to $46 million during the three months ended September 30, 2022. This increase was primarily driven by an increase in wholesale marketplace gross profit by $9 million to $22 million during the three months ended September 30, 2023, compared to $13 million for the three months ended September 30, 2022. This was partially offset by a decrease in wholesale vehicle gross profit per wholesale unit to $685 from $691 for the three months ended September 30, 2023 and 2022, respectively, and a decrease in wholesale units sold to 40,886 from 47,763, respectively.

Nine months ended September 30, 2023 versus 2022. Wholesale gross profit increased by $71 million to $185 million during the nine months ended September 30, 2023, compared to $114 million during the nine months ended September 30, 2022. This increase was primarily driven by an increase in wholesale marketplace gross profit by $56 million to $74 million during the three months ended September 30, 2023, compared to $18 million for the three months ended September 30, 2022, which only included the results of ADESA subsequent to acquisition. Additionally, the increase was driven by an increase in wholesale vehicle gross profit per wholesale unit to $906 from $626 in the nine months ended September 30, 2023 and 2022, respectively, partially offset by a decrease in wholesale units sold to 122,449 from 153,342, respectively. The increase in wholesale vehicle gross profit per wholesale unit was primarily a result of lower acquisition costs of wholesale vehicles sold during the nine months ended September 30, 2023.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Compensation and benefits (1)	$160	$221	$500	$705
CEO Milestone Gift (2)	—	2	(1)	26
Advertising	56	117	169	403
Market occupancy (3)	16	23	55	70
Logistics (4)	29	57	93	184
Other (5)	172	236	541	716
Total	$433	$656	$1,357	$2,104

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

Selling, general and administrative expenses decreased by $223 million to $433 million during the three months ended September 30, 2023, compared to $656 million during the three months ended September 30, 2022, and by $747 million to $1.4 billion during the nine months ended September 30, 2023, compared to $2.1 billion during the nine months ended September 30, 2022. During 2022, we implemented a number of profitability initiatives to reduce selling, general and administrative expenses including reducing our employee headcount, integrating real estate acquired as part of the ADESA Acquisition and reducing our corporate office footprint, improving the targeting of our advertising spend and reducing other selling, general and administrative expenses. In addition, the reduction in retail units sold contributed to reductions in several categories of selling, general and administrative expenses.

During the nine months ended September 30, 2023 and 2022, we realized a benefit of $1 million and an expense of $26 million, respectively, related to the CEO Milestone Gift within selling, general and administrative expense, which is presented separately above, as a result of more forfeitures than employees continuing to vest.

Interest Expense

Interest expense was unchanged at $153 million during each of the three months ended September 30, 2023 and 2022 primarily due to an increase in interest associated with the Senior Secured Notes, offset by a decrease in interest associated with working capital financing. Interest expense increased by $134 million to $467 million during the nine months ended September 30, 2023, compared to $333 million during the nine months ended September 30, 2022, primarily due to increased interest associated with the 2030 Senior Unsecured Notes, along with increased interest associated with the Senior Secured Notes.

Gain on Debt Extinguishment

Gain on debt extinguishment was $878 million during the three and nine months ended September 30, 2023 primarily due to the exchange of $5.5 billion in principal of Senior Unsecured Notes for $4.2 billion in principal of Senior Secured Notes and $341 million in cash, along with the write off of $66 million of debt issuance costs and a $40 million deferred premium on a portion of the Senior Secured Notes.

Other (Income) Expense, Net

Other (income) expense, net decreased by $54 million to an expense of $4 million during the three months ended September 30, 2023 compared to an expense of $58 million during the three months ended September 30, 2022. Other (income) expense, net changed by $69 million to income of $1 million during the nine months ended September 30, 2023 compared to an expense of $68 million during the nine months ended September 30, 2022. The change was primarily due to an expense related to the fair value associated with our Warrants during the three months ended September 30, 2022, partially offset by a tax receivable agreement expense associated with the gain recognized on the Offers.

Income Tax Provision

Income tax provision increased by $29 million to $29 million during the three months ended September 30, 2023 compared to less than $1 million during the three months ended September 30, 2022 and by $26 million to $27 million during the nine months ended September 30, 2023 compared to $1 million during the nine months ended September 30, 2022. The increase was primarily due to the income tax expense related to the cancellation of debt income recognized on the exchange of $5.5 billion in principal of Senior Unsecured Notes for $4.2 billion in principal of Senior Secured Notes and $341 million in cash.

Non-GAAP Financial Measures

To supplement the unaudited condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we also present the following non-GAAP measures: Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A, non-GAAP; and Total SG&A per retail unit, non-GAAP.

Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A, non-GAAP; and Total SG&A per retail unit, non-GAAP

Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A, non-GAAP; and Total SG&A per retail unit, non-GAAP are supplemental measures of operating performance that do not represent and should not be considered an alternative to net income (loss), gross profit, or SG&A, as determined by U.S. GAAP.

Adjusted EBITDA is defined as net income (loss) plus income tax provision, interest expense, other (income) expense, net, depreciation and amortization in cost of sales and SG&A, goodwill impairment, share-based compensation including the CEO Milestone Gift in cost of sales and SG&A, and restructuring costs, minus revenue related to our Warrants and gain on debt extinguishment. Following the ADESA Acquisition, we are also excluding depreciation and amortization in cost of sales, which was historically only a small component of cost of sales. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of total revenues.

Gross profit, non-GAAP is defined as GAAP gross profit plus depreciation and amortization in cost of sales, share-based compensation including the CEO Milestone Gift in cost of sales, and restructuring costs, minus revenue related to our Warrants. Total gross profit per retail unit, non-GAAP is Gross profit, non-GAAP divided by retail vehicle unit sales.

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

A reconciliation of Adjusted EBITDA to net income (loss), Gross profit, non-GAAP to gross profit, and SG&A, non-GAAP to SG&A, which are the most directly comparable U.S. GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A per retail unit, non-GAAP is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in millions, except per unit amounts)
Net income (loss)	$741	$(508)	$350	$(1,453)
Income tax provision	29	—	27	1
Interest expense	153	153	467	333
Other (income) expense, net	4	58	(1)	68
Depreciation and amortization expense in cost of sales	42	36	130	71
Depreciation and amortization expense in SG&A	45	57	140	143
Share-based compensation expense in cost of sales	—	2	—	16
Share-based compensation expense in SG&A	18	16	53	57
Root warrant revenue	(6)	—	(16)	—
Gain on debt extinguishment	(878)	—	(878)	—
Restructuring	—	—	7	14
Adjusted EBITDA	$148	$(186)	$279	$(750)

Total revenues	$2,773	$3,386	$8,347	$10,767
Net income (loss) margin	26.7%	(15.0)%	4.2%	(13.5)%
Adjusted EBITDA margin	5.3%	(5.5)%	3.3%	(7.0)%

Gross profit	$482	$359	$1,322	$1,053
Depreciation and amortization expense in cost of sales	42	36	130	71
Share-based compensation expense in cost of sales	—	2	—	16
Root warrant revenue	(6)	—	(16)	—
Restructuring	—	—	—	4
Gross profit, non-GAAP	$518	$397	$1,436	$1,144

Retail vehicle unit sales	80,987	102,570	236,757	325,319
Total gross profit per retail unit	$5,952	$3,500	$5,583	$3,237
Total gross profit per retail unit, non-GAAP	$6,396	$3,870	$6,065	$3,517

SG&A	$433	$656	$1,357	$2,104
Depreciation and amortization expense in SG&A	45	57	140	143
Share-based compensation expense in SG&A	18	16	53	57
Restructuring	—	—	7	10
SG&A, non-GAAP	$370	$583	$1,157	$1,894

Retail vehicle unit sales	80,987	102,570	236,757	325,319
Total SG&A per retail unit	$5,347	$6,396	$5,732	$6,467
Total SG&A per retail unit, non-GAAP	$4,569	$5,684	$4,887	$5,822

Liquidity and Capital Resources

General

We generate cash from the sale of retail vehicles, the sale of wholesale vehicles, and proceeds from the sale of finance receivables originated in connection with the sale of retail vehicles. We generate additional cash flows through our financing activities including our short-term revolving inventory and finance receivable facilities and real estate and equipment financing, and from time to time, the issuance of long-term notes and new issuances of equity. Historically, cash generated from financing activities has funded growth and expansion into new markets and strategic initiatives and we expect this to continue in the future. In response to the current macroeconomic environment, we have increased focus on driving profitability through initiatives to better conform our expense structure to unit volume levels. We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months.

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts in the long-term will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our future capital requirements will depend on many factors, including our ability to refinance indebtedness, our ability to obtain supplemental liquidity through additional debt, equity, including the issuance of equity pursuant to the ATM Offering discussed below, strategic relationships or other arrangements on terms available or acceptable to us, our rate of revenue growth, our construction of IRCs and vending machines, the timing and extent of our spending to support our technology and software development efforts, our advertising spend, and increased population coverage. If we need to obtain supplemental liquidity, there can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future.

On July 19, 2023, the Company entered into an agreement (the "Distribution Agreement"), pursuant to which the Company may offer and sell from time to time up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate number of 35 million shares of Class A common stock pursuant to one or more "at-the-market offerings," as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "ATM Offering"). In the three months ended September 30, 2023, we issued 7.2 million shares of Class A common stock at a weighted-average issuance price per share of $46.94, for gross proceeds of $336 million. However, there can be no assurance that we will sell further shares of Class A common stock through the ATM Offering, or otherwise.

In addition, on August 18, 2023, we entered into a Securities Purchase Agreement with the Garcia Parties providing for the purchase of an aggregate of 3.4 million Class A LLC Units in Carvana Group (the "Class A Units"), together with 2.7 million shares of Class B common stock, at a price equivalent to $46.31 per share of Class A common stock of the Company, or $37.048 per Class A Unit on an as-exchanged basis.

On September 1, 2023, we completed offers whereby we exchanged validly tendered senior unsecured notes (collectively the "Senior Unsecured Notes") for newly issued senior secured notes (the "Exchange Offers"). Concurrently with the Exchange Offers, we also completed a cash tender offer to purchase any and all outstanding 5.625% senior unsecured notes due 2025 (the "2025 Senior Unsecured Notes") for cash at a purchase price of 85.0% of the aggregate principal amount thereof (the "Cash Tender Offer" and together with the Exchange Offers, the "Offers"). Upon consummation of the Offers, we successfully exchanged Senior Unsecured Notes with an aggregate outstanding principal balance of $5.5 billion for $4.2 billion in aggregate principal balance of newly issued senior secured notes (collectively the "Senior Secured Notes"), paid $341 million in cash for validly tendered 2025 Senior Unsecured Notes, and paid $146 million in cash related to accrued and unpaid interest for validly tendered Senior Unsecured Notes.

Finally, we or our affiliates may, at any time, and from time to time, repurchase portions of our Class A common stock, our Senior Unsecured Notes, our Senior Secured Notes, or any other securities we may issue, from time to time, in open market transactions, privately negotiated transactions, in exchange for property or other securities or otherwise. Any repurchase decisions will be made after consideration of market conditions and liquidity needs and will be upon such terms and at such prices as we determine appropriate. However, there is no guarantee that a repurchase will take place.

Liquidity Resources

We had the following committed liquidity resources as well as pledging and other basket capacity available as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(in millions)
Cash and cash equivalents	$544	$434
Availability under short-term revolving facilities (1)	1,043	1,314
Committed liquidity resources available	$1,587	$1,748
Unpledged real estate not included above (2)	—	1,971
Super senior debt capacity	1,262	—
Pari passu senior debt capacity	250	—
Unpledged beneficial interests in securitizations	83	69
Total liquidity resources	$3,182	$3,788

(1) Based on pledging all eligible vehicles and finance receivables under the Floor Plan Facility and Finance Receivables Facilities, excluding the impact to restricted cash requirements.
(2) Total unpledged gross real estate assets minus committed sale leasebacks. Includes $1.1 billion of ADESA unpledged real estate assets as of December 31, 2022.

Our total liquidity resources are composed of cash and cash equivalents, availability under existing credit facilities, additional unpledged assets, including real estate and securities, on our balance sheet that can be financed using traditional asset-based financing sources, and additional capacity under the indentures governing our Senior Secured Notes, which allow us to incur additional debt that can be senior or pari passu in lien priority as to the collateral securing the obligations under the Senior Secured Notes.

Cash and cash equivalents includes cash deposits and highly liquid investment instruments with original maturities of three months or less, such as money market funds.

Availability under short-term revolving facilities is the available amount we can borrow under our existing vehicle inventory floor plan and finance receivable facilities based on the pledgeable value of vehicle inventory and finance receivables on our balance sheet on the period end date. Availability under short-term revolving facilities is distinct from the total commitment amount of these facilities because it represents the currently borrowable amount, rather than committed future amounts that could be borrowed to finance future additional assets. Effective November 1, 2023, we amended our vehicle inventory Floor Plan Facility to resize the line of credit to $1.5 billion through April 30, 2025.

As of September 30, 2023 and December 31, 2022, the short-term revolving facilities had a total commitment of $4.7 billion and $4.8 billion, an outstanding balance of $429 million and $1.5 billion, and unused capacity of $4.3 billion and $3.2 billion, respectively.

Unpledged real estate assets include real estate acquired as part of the ADESA Acquisition, and IRC, vending machine, and hub real estate assets that have not been sold and are not pledged on the period end date. Since our first sale-leaseback transaction in 2017, we have historically had flexible access to real estate financing and may continue to use various forms of real estate financing in the future, subject to the indentures governing the Senior Secured Notes. As of September 30, 2023, substantially all real estate was pledged as security for the Senior Secured Notes.

Super senior debt capacity and pari passu senior debt capacity represents basket capacity to incur additional debt that could be senior or pari passu in lien priority as to the collateral securing the obligations under the Senior Secured Notes, subject to the terms and conditions set forth in the indentures governing the Senior Secured Notes. The availability of such additional sources depends on many factors and there can be no assurance that financing alternatives will be available to us in the future.

Unpledged beneficial interests in securitizations includes retained beneficial interests in securitizations that have not been previously pledged or sold. We historically have financed the majority of our retained beneficial interests in securitizations and expect to continue to do so in the future.

Additionally, we amended our Master Purchase and Sale Agreement for the purchaser to purchase up to a maximum of $4.0 billion of our finance receivables through January 2024, and such facility had approximately $1.3 billion of unused capacity as of September 30, 2023.

To optimize our cost of capital, in any given period we may choose not to maximize borrowings on our short-term revolving facilities, maximize revolving commitment size, or immediately sale-leaseback real estate and retained beneficial interests in securitizations. This has the benefit of reducing interest expense and debt issuance costs and providing flexibility to minimize financing costs over time.

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
As of September 30, 2023 and December 31, 2022, our outstanding principal amount of indebtedness, including finance leases, was $6.0 billion and $8.4 billion, respectively, summarized in the table below. See Note 10 — Debt Instruments and

Note 16 — Leases included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt and finance leases.

	September 30, 2023	December 31, 2022

	(in millions)
Asset-Based Financing:
Inventory	$117	$569
Finance receivables and beneficial interests	611	1,233
Transportation fleet(1)	297	375
Real estate(2)	487	489
Total asset-based financing	1,512	2,666
Senior Secured Notes	4,240	—
Senior Unsecured Notes	205	5,725
Total debt	5,957	8,391
Less: unamortized debt issuance costs(3)	(58)	(82)
Plus: unamortized premium(4)	39	—
Total debt, net	$5,938	$8,309

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
(4) The unamortized premium relates to a portion of the Offers (as defined in Note 10 — Debt Instruments) which was accounted for as a debt modification.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(in millions)
Net cash provided by (used in) operating activities	$1,042	$(585)
Net cash provided by (used in) investing activities	22	(2,568)
Net cash (used in) provided by financing activities	(1,076)	2,994
Net decrease in cash, cash equivalents and restricted cash	(12)	(159)
Cash, cash equivalents and restricted cash at beginning of period	628	636
Cash, cash equivalents and restricted cash at end of period	$616	$477

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and cash used to acquire customers. Cash provided by and used in operating activities was $1.0 billion and $585 million during the nine months ended September 30, 2023 and 2022, respectively, an increase in cash provided by operating activities of $1.6 billion, primarily due to decreased net finance receivables held for sale and vehicle inventory acquisitions, along with decreased selling, general and administrative expenses and reconditioning costs.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash provided by and used in investing activities was $22 million and $2.6 billion during the nine months ended September 30, 2023 and 2022, respectively, a decrease in cash used in investing activities of $2.6 billion, primarily driven by the $2.2 billion used for the ADESA Acquisition in May 2022 and decreased purchases of property and equipment as part of our effort to reduce our capital expenditures.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including paying down our short-term revolving facilities. Cash used in and provided by financing activities was $1.1 billion and $3.0 billion during the nine months ended September 30, 2023 and 2022, respectively, a decrease in cash provided by financing activities of $4.1 billion. In the nine months ended September 30, 2023 we launched an ATM Offering and sold Class A common stock for net proceeds of $327 million, entered into a Securities Purchase Agreement with the Garcia Parties and sold Class A LLC Units together with Class B common stock for proceeds of $126 million, and completed the Offers whereby we paid $341 million in cash for validly tendered 2025 Senior Unsecured Notes and $48 million in debt issuance costs. In the nine months ended September 30, 2022 we completed an equity offering for net proceeds of $1.2 billion and a notes offering of $3,275 billion as part of our financing for the ADESA Acquisition. The remaining change primarily relates to decreased net proceeds from short-term revolving facilities.

Contractual Obligations and Commitments

As of September 30, 2023, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 23, 2023, other than the exchange of validly tendered Senior Unsecured Notes with an aggregate outstanding principal balance of $5.5 billion for $4.2 billion in aggregate principal balance of newly issued Senior Secured Notes.

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

•future financial position;

•business strategy;

•budgets, projected costs, and plans;

•future industry growth;

•financing sources;

•potential sales of our Class A common stock, including through use of the at-the-market program;

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

•the impact of the Hamas-Israel war on geopolitical and other global matters;

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

•the volatility of the trading price of our Class A common stock, including as a result of the use of the at-the-market program or the issuance of other equity, such as the issuance of Class A LLC Units;

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

•the restrictions that could limit the flexibility in operating our business imposed by the covenants contained in the indentures governing our Senior Secured Notes and indentures governing future debt securities;

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than as described below, there have been no material changes to the risk factors disclosed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, filed on February 23, 2023 and in our Quarterly Report on Form 10-Q, filed on July 19, 2023.

Risks Related to the Senior Secured Notes

The holders of the Senior Secured Notes have rights that are senior to the rights of holders of our Class A common stock and the indentures governing such Senior Secured Notes include certain restrictive covenants.

In the event of our bankruptcy, dissolution or liquidation, the holders of our 2028, 2030, and 2031 Senior Secured Notes and our other indebtedness would be paid in full before any distributions can be made to the holders of our Class A common stock. As a result of these superior rights relative to our Class A common stock, the right of holders of our Class A common stock to receive distributions from us may be diluted and may be limited. Additionally, the indentures governing the Senior Secured Notes limit our ability to make certain restricted payments, including dividends, that could also affect the holders of our Class A common stock.

Risks Related to the At-the-Market Offering Program

Holders of our Class A common stock will experience dilution as a result of any shares sold under the "at-the-market offering" program. You may also experience future dilution as a result of future equity offerings.

We have issued, and expect to continue to issue, additional shares of Class A common stock through our at-the market offering program. We will have discretion, subject to market demand, to vary the timing, prices, and number of shares sold under the Distribution Agreement. Holders of our Class A common stock will experience dilution as a result of the issuance of any shares of Class A common stock under our at-the market offering program. In addition, in order to raise additional capital, we may in the future offer additional shares of our Class A common stock or other securities convertible into or exchangeable for our Class A common stock at various prices, such as the recent issuance of Class A Units to the Garcia Parties in connection with the Offers. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders, and any future equity offerings will result in further dilution for our existing stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We had no sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q that were not previously reported in a Current Report on Form 8-K.

During the three months ended September 30, 2023, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged less than 0.1 million LLC Units for less than 0.1 million newly issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Floor Plan Facility Amendment

Effective November 1, 2023, the Company amended its Floor Plan Facility with Ally Bank and Ally Financial Inc. to resize the line of credit to $1.5 billion through April 30, 2025. The amendment lowered the interest rate from a prime rate plus 1.00% to (i) a prime rate plus 0.10% when amounts drawn under the Floor Plan Facility are under 50% of the then current inventory balance and (ii) a prime rate plus 0.50% when amounts drawn are over 50%. Finally, the restricted cash requirements were amended to introduce a sliding scale whereby at least 12.5% of the total principal amount owed to the lender is required to be held as restricted cash if amounts drawn are under 50% of the then current inventory balance, which requirement increases to (i) 17.5% required to be held as restricted cash if amounts drawn are between 50% and 59.99%, (ii) 22.5% required to be held as restricted cash if amounts drawn are between 60% and 69.99%, and (iii) 25% required to be held as restricted cash if amounts drawn are equal to or over 70%.

The foregoing summary of the amendment does not purport to be complete and is qualified in its entirety by reference to the complete terms of the amendment, as filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

4.1
Second Amendment to the Indenture dated as of August 30, 2023, with respect to the 2025 Senior Unsecured Notes (incorporated by reference to Exhibit 4.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.2
Second Amendment to the Indenture dated as of August 30, 2023, with respect to the 2027 Senior Unsecured Notes (incorporated by reference to Exhibit 4.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.3
Second Amendment to the Indenture dated as of August 30, 2023, with respect to the 2028 Senior Unsecured Notes (incorporated by reference to Exhibit 4.3 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.4
Second Amendment to the Indenture dated as of August 30, 2023, with respect to the 2029 Senior Unsecured Notes (incorporated by reference to Exhibit 4.4 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.5
Second Amendment to the Indenture dated as of August 30, 2023, with respect to the 2030 Senior Unsecured Notes (incorporated by reference to Exhibit 4.5 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.6
New 2028 Secured Notes Indenture dated as of September 1, 2023 with respect to the 2028 Senior Secured Notes (incorporated by reference to Exhibit 4.6 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.7
New 2030 Secured Notes Indenture dated as of September 1, 2023 with respect to the 2030 Senior Secured Notes (incorporated by reference to Exhibit 4.7 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.8
New 2031 Secured Notes Indenture dated as of September 1, 2023 with respect to the 2031 Senior Secured Notes (incorporated by reference to Exhibit 4.8 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.9	Form of 9.0%/12.0% Cash/PIK Senior Secured Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.6 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).
4.10
Form of 9.0%/11.0%/13.0% Cash/PIK Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.7 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.11	Form of 9.0%/14.0% Cash/PIK Senior Secured Notes due 2031 (incorporated by reference to Exhibit A to Exhibit 4.8 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).
4.12
Amended and Restated Section 382 Rights Agreement, dated as of July 18, 2023, by and between Carvana Co. and Equiniti Trust Company, LLC, as rights agent. (incorporated by reference to Exhibit 10.5 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC July 19, 2023).

10.1
Transaction Support Agreement, dated as of July 17, 2023, by and among Carvana Co., Carvana Group, LLC, Ernest Garcia II, Ernest Garcia III, and each Initial Supporting Noteholder party thereto (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 19, 2023).

10.2
First Amendment to the Transaction Support Agreement, dated August 1, 2023, by and among Carvana Co, Carvana Group, LLC, Ernest Garcia II, Ernest Garcia III, and each Initial Supporting Noteholder party thereto (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on August 2, 2023).

10.3
Distribution Agreement, dated as of July 19, 2023, among Carvana Co., Carvana Group, LLC and Citigroup Global Markets Inc. and Moelis & Company, as sales agents (incorporated by reference to Exhibit 10.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 19, 2023).

10.4
Securities Purchase Agreement, dated as of August 18, 2023, by and between Carvana Co., Carvana Group, LLC, and the Purchasers (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on August 21, 2023).

10.5
First Amendment to the Inventory Financing and Security Agreement, dated as of September 1, 2023, by and among Ally Bank, Ally Financial Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.6*	Amended and Restated Inventory Financing and Security Agreement, dated as of November 1, 2023, by and among Ally Bank, Ally Financial Inc., and Carvana, LLC, filed herewith.
10.7	Consent and Agreement, dated as of September 1, 2023, by and among Carvana, LLC, Ally Bank, and Ally Financial Inc., filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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

Date:	November 2, 2023	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)