Form 10-K
period 2023-12-31
CARVANA CO.
filed 2024-02-22
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

(602) 922-9866
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates was $2.5 billion based on the closing price of the common stock on the New York Stock Exchange on such date.
As of February 16, 2024, the registrant had 116,279,730 shares of Class A common stock outstanding and 85,619,471 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CARVANA CO.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

PART I

In this Annual Report on Form 10-K, "we," "our," "us," "Carvana," and "the Company" refer to Carvana Co. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "envision," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "target," "will," "would," and other similar expressions or variations or negatives of these words, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, those discussed under Part I, Item 1A —"Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date hereof. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Market and Industry Data

Some of the market and industry data contained in this Annual Report on Form 10-K is based on industry publications or other publicly available information. Although we believe that these third-party sources are relevant and reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.

ITEM 1. BUSINESS.

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016 to complete an initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Carvana Co. Class A common stock trades on the New York Stock Exchange ("NYSE") under the symbol "CVNA." Unless the context requires otherwise, references in this Annual Report on Form 10-K to "Carvana," the "Company," "we," "us," and "our" refer to Carvana Co., Carvana Group, and its consolidated subsidiaries.

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

We provide refreshingly different and convenient experiences for used car buying and selling that can save customers time and money. On our platform, consumers can research and identify a vehicle, inspect it using our patented 360-degree vehicle imaging technology, obtain financing and warranty coverage, purchase the vehicle, and schedule delivery or pick-up, all from their desktop or mobile device. Additionally, a customer can obtain a conditional offer online for their vehicle by answering a few questions without needing to provide service records. Our transaction technologies and online platform transform a traditionally time-consuming process by allowing customers to secure financing, complete a purchase or sale, and schedule delivery or pick-up online in as little as 10 minutes.

Our technology and infrastructure allow us to seamlessly and cost-efficiently deliver this experience to our customers. We use proprietary algorithms to optimize our nationally pooled inventory of over 33,000 total website units, inspect and recondition our vehicles based on our inspection process, and operate our own logistics network to deliver cars directly to customers in our markets as soon as the same day in certain markets. Customers in certain markets also have the option to pick up their vehicle at one of our patented vending machines, which provides an exciting pick-up experience for the customer while decreasing our variable costs, increasing scalability and building brand awareness.

In addition, through our acquisition (the "ADESA Acquisition") of ADESA U.S. Auction, LLC ("ADESA"), we also have 56 auction sites throughout the U.S., which enhance our customer offering by facilitating a broader selection of vehicles and faster delivery times.

The automotive retail industry’s large size, fragmentation, and lack of differentiated offerings present an opportunity for disruption. We have demonstrated that our custom-built business model can capitalize on this opportunity. From the launch of our first market in January 2013 through December 31, 2023, we purchased, reconditioned, sold, and delivered 1.7 million retail vehicles to customers through our website, cumulatively generating $50.1 billion in revenue. Our sales have grown since our inception as we have increased our market penetration in our existing markets and added new markets. As of December 31, 2023, we have established a logistics network and local marketing presence in 316 metropolitan cities and our in-house distribution network services 81.1% of the U.S. population, and in the long term we plan to continue to expand our population coverage.

Industry Background & Market Opportunity

Large and Fragmented Market

The U.S. automotive industry generated approximately $1.2 trillion in sales in 2022, according to a 2023 NADA Auto Retailing market summary. Further, automotive and auto parts sales represented roughly 22% of the U.S. retail economy in 2022, according to the U.S. Census Bureau. Based on Cox Automotive data, there were an estimated 35.9 million used vehicle transactions in 2023.

The used car retail industry is highly fragmented. As of 2021, the largest dealer brand commanded approximately 2.3% of the U.S. market and the top 100 used car retailers collectively held approximately 11.1% market share, according to Automotive News. Additionally, consumers are often dissatisfied with the traditional used car buying process. According to the 2023 Cox Automotive Car Buyer Journey Study, only 68% of used car buyers were satisfied with the experience. The traditional used car retailing model is costly, operationally challenging and difficult to scale. Providing an end-to-end solution requires inspection, repair, reconditioning and showroom facilities, as well as inventory sourcing and financing capabilities, substantially all of which is traditionally done at each dealership location. Additional variable costs include the salaries of on-site employees, inventory financing fees, and vehicle transportation costs.

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

The Way Consumers Buy Cars Is Changing

Consumers no longer rely solely on traditional media and dealerships to discover and research vehicles. In fact, the 2023 Car Buyer Journey report from Cox Automotive indicates that a typical used car buyer spends approximately seven hours researching his or her prospective car purchase online.

As e-commerce has become more established, reaching 15.6% of total retail sales in the U.S. during the first three quarters of 2023 according to the U.S. Census Bureau, consumers have become more comfortable buying taste-driven, higher-priced products such as consumer electronics and home furnishings online. Similarly, auto consumers are interested in e-commerce solutions for their car purchasing needs - 64% of buyers prefer to experience more of the purchase process online, compared to their last vehicle purchase, according to the 2021 Digitization of End to End Retailing report from Cox Automotive.

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
• Value. Auto consumers want consistent quality and fair value.
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
• Buying a car at a traditional auto dealership is often a multi-part transaction including vehicle purchase, trade-in, financing and complementary products, and requires nearly three hours on average, according to the 2023 Car Buyer Journey report from Cox Automotive.

Carvana’s Solution

In response to these evolving consumer needs, we built Carvana to provide a no-pressure, no-haggle experience with flexible and fast transactions. Consumers can research and identify a vehicle, inspect it using interactive high-definition photography, obtain financing and warranty coverage, value their current vehicle, complete their purchase, and schedule delivery or pick up, all from our online platform. Our uniformed employees deliver cars to customers in our markets in branded haulers as soon as the same day in certain markets, or customers can pick vehicles up at one of our 38 vending machines. We offer a seven-day return policy on all of our cars sold. The sales process we have built enables our customers to execute their purchases, once a car has been selected, in as little as 10 minutes, and obtain a conditional offer for their current vehicle in as little as two minutes.

We aim to deliver the best selection, best value, and best experience for used car buyers and sellers.

The Best Selection

As of December 31, 2023, we offer all customers a nationally pooled inventory of over 33,000 high-quality used vehicles on our website. We and our partners evaluate and recondition all of the vehicles that we own and offer for sale, which we perform at scale across our network of inspection and reconditioning centers ("IRCs") or auction locations with reconditioning capacity. Our customer research indicates that size and range of selection are primary determinants of where customers will transact. We use proprietary algorithms to optimize our inventory acquisition based on extensive used vehicle market and customer behavior data. Furthermore, our nationally pooled inventory system maximizes the breadth of vehicle selection for our customers in any given location. This results in a higher likelihood that customers are able to find the make, model, year, and color combination that they desire. In contrast, traditional dealerships are limited in range of selection because they typically optimize a local inventory of a few hundred vehicles at each dealership location, even if they own thousands of vehicles across multiple distributed locations.

The Best Value

Our proprietary technology and vertically integrated business model allow us to enjoy a significantly lower variable cost structure at scale versus traditional dealerships and to provide substantial value to our customers. We do not require a network of brick-and-mortar dealerships, staffed with sales personnel; instead, we utilize both an in-house logistics network and patented vending machines to facilitate vehicle delivery and pick-ups. Furthermore, we are able to provide personalized and highly transparent financing terms based on basic customer information that results in faster transaction times, clear lending terms, and competitive interest rates.

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

We offer a premium fulfillment experience with pick-up and delivery options, including pick-up at our vending machines or hubs, and as soon as same day deliveries, depending on the market. Our in-house customer advocates are available to answer customer questions that arise throughout the process. At every customer touch point, we strive to provide the level of customer service that makes purchasing a car from us an enjoyable, memorable experience. Finally, we offer seven-day return and 100-day limited warranty policies with every car we sell, subject to a deductible. We believe that our customers value the ease of use and transparency of our platform. They have responded favorably to our solution, as illustrated by the ratings we receive. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2023 based on over 195,000 satisfaction surveys from our inception through December 31, 2023. These positive reactions create opportunities for repeat customers and a strong referral network.

Strengths & Competitive Advantages

Our business model is disrupting the traditional used vehicle sales model. As discussed below under Our Growth Strategies, during continued macroeconomic uncertainty, our highest priority remains to provide exceptional customer experiences while increasing operating efficiency. We expect to use the strengths of our business model to support efficient growth in retail units sold and increase our gross profit per unit. Since our inception in 2012, we have been developing and leveraging the following key strengths of our robust platform, which we believe provide significant competitive advantages.

Purpose-Built Vertically Integrated E-commerce Platform

We built our used car e-commerce platform because we believe a lower and differentiated cost structure is critical to providing a seamless, best-in-class car buying and selling experience. We believe that traditional dealerships and other technology-enabled auto platforms do not provide this type of experience, and that our end-to-end model allows us to offer a superior solution while reducing our cost of operations and enhancing our ability to offer complementary products and services. Our vertically integrated platform gives us control of all critical operations and transaction elements, which facilitates a fast, simple, and consistent user experience. We control the algorithms that help determine the vehicles we make available to our customers, the prices of those vehicles, the financing terms, VSC and GAP waiver coverage options, and the trade-in values we offer. Additionally, we control the logistics infrastructure that enables us to offer customers fast, specific, and reliable delivery and pick-up times. We have invested heavily in our custom designed website to provide a cutting-edge user interface and have built a team of in-house customer advocates that is dedicated to providing first-rate customer service.

Differentiated Shopping Experience

We have developed technology that makes the online vehicle purchasing process intuitive, transparent and fun. Our patented photo technology, paired with custom photo processing and display technology, provides an interactive way for consumers to search for vehicles and take a virtual tour of the interior and exterior of a vehicle using annotated, high-definition photography. We believe this technology, coupled with our certification process and seven-day return policy, generates the confidence and trust in our platform needed to buy a car online.

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

Scaled Used Vehicle Infrastructure

As of December 31, 2023, we leverage a network of reconditioning centers throughout the U.S. and supporting software for our vehicle reconditioning and logistics activities that required significant investment in time and capital to develop. We believe these facilities at full utilization would give us capacity to inspect and recondition 1.3 million cars per year. Our proprietary inventory management system and Transportation Management System ("TMS"), combined with our expertise and experience gained from operating these facilities, position us well to continue to build out additional reconditioning and distribution centers as needed.

Scale Driving Powerful Network Effects

Our business benefits from powerful network effects. Our logistics capabilities, when fully utilized, could allow us to offer almost every car in the Carvana inventory to customers across all of our markets. Over time, we anticipate further expanding our national inventory and promoting these network effects.

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

Our ability to generate vehicle sales is a function of our market penetration in existing markets, the number of markets we operate in, and our ability to build and maintain our brand by offering great value, transparency and outstanding customer service. Since launching Carvana eleven years ago, our vertically integrated, customer-centered offering has enabled us to become one of the largest used automotive retailers in the U.S. for the year ended December 31, 2023. In 2022, as a result of changes in the economy, the market, and the industry, we shifted our priorities to focus on driving profitability through fundamental operating efficiency. We carried these profitability initiatives forward throughout 2023, in which we sought to rapidly decrease expenses while optimizing for volume flexibility. During the current macroeconomic uncertainty, and as we continue current initiatives to bolster unit economics, our highest priority will continue to be providing exceptional customer experiences while improving efficiency and maximizing our infrastructure to support efficient growth in retail units sold. However, our long-term strategy is to continue growing our vehicle unit sales, market penetration, number of markets, and complementary product revenues while enhancing competitive positioning by executing the following key elements of our growth strategy:

Increase Sales Through Further Penetration of Our Existing Markets

Our growth has historically been driven by increasing market penetration in our existing markets. Due to the current macroeconomic environment and our profitability initiatives, we are focusing on operating efficiencies in the short term.

However, our long-term plan includes marketing and actively building our brand image and awareness in existing markets by improving our operations, opening additional vending machines, and increasing our inventory size.

Optimize Our Inventory Selection

As discussed above, while, in furtherance of our profitability initiatives, we have been focusing on normalizing our inventory in the short term, as the Company returns to growth, we anticipate continuing to optimize and broaden the selection of vehicles we make available to our customers. Expanding our inventory selection increases the likelihood that each visitor to our site finds a vehicle that matches his or her preferences and benefits all existing markets simultaneously due to our nationally pooled inventory model. Expanding our inventory selection depends on our ability to source and acquire a sufficient number of appropriate used vehicles, including acquiring more vehicles from customers, to develop processes for effectively utilizing capacity in our IRCs, and to hire and train employees to staff these centers. With the addition of ADESA's 56 auction sites, we estimate that 80% of the U.S. population is now within 100 miles of an IRC or auction site, which shortens the distance from our inventory pools to our customers, thereby reducing delivery times, which, all else equal, should increase conversions.

Continue to Innovate and Extend Our Technology Leadership

In the long term, we will continue to make significant investments in improving and adding to our customer offering. We believe that the complexity of automotive retail transactions provides substantial opportunity for technology investment and that our leadership and continued growth will enable us to responsibly invest in further separating ourselves from our competitors’ offerings. In addition to our own internal developments, we have acquired purpose-built technology and employees from third-party companies, which we believe have not only extended our technology leadership, but added talented entrepreneurs to our team.

Continue to Enhance Our Mobile Sales Platform

We will continue investing in our mobile platform to enhance our customers’ ability to search for, research, finance, sell, and purchase vehicles entirely on mobile devices, including smartphones and tablets. As discussed above, a typical car buyer spends approximately seven hours conducting online research before purchasing a vehicle, according to the 2023 Car Buyer Journey report from Cox Automotive. In addition, a 2022 Pew Research study indicates that 76% of U.S. adults say they make purchases using a mobile device and one in three make mobile purchases weekly. Growth in mobile-only sales depends on our ability to deliver an innovative, appealing mobile experience, as well as customers’ tastes for buying exclusively on mobile devices.

Develop Broad Consumer Awareness of Our Brand

We believe our brand development efforts meaningfully impact our ability to acquire new customers. We intend to continue attracting new customers through advertising, public relations, customer referrals and customers selling us their vehicles. We also have built and in the long term, we plan to continue to build vending machines in additional markets to capitalize on word-of-mouth publicity in building awareness of our brand.

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

Customer Lifecycle

Search and Discovery. We have developed a mobile-optimized website, where prospective car buyers can immediately begin browsing, researching, filtering and identifying their choice from an inventory of over 33,000 total website units that we offer for sale. We have also developed a series of innovative features to enhance the customer experience on our website and enable better product discovery, such as highly engaging visual imagery and merchandising, as well as easy-to-use site navigation tools and personalization features. We also integrate with various vehicle data providers for vehicle feature and option information as a research tool to assist our customers with their purchase decisions.

Virtual Tour. Once customers select a vehicle, they have the ability to take an annotated virtual vehicle tour on our website, which includes a 360-degree view of the interior and exterior of the actual vehicle. This interactive tour allows customers to review vehicle imperfections through high-definition photography and provides them with an extensive list of vehicle details, accessories and safety features presented in an intuitive and easy to review manner.

Seamless Transaction Technology. Once customers have chosen a vehicle, our platform allows them to complete the purchase in as little as 10 minutes, saving them both time and money.

• Financing. We preapprove thousands of down payment and monthly payment combinations that allow customers to choose their preferred financing. Our website includes unique, highly engaging, and intuitive financing tools that are transparent and demonstrate the relationship between preapproved down payment, monthly payment, and term combinations. Our innovative financing tool allows borrowers to adjust permutations of their preapproved credit terms, including down payment, monthly payment, and loan term to select a personal payment plan. Our customers can obtain a preapproval decision in seconds generated by our proprietary credit scoring and deal structuring algorithms for every car in our inventory. This involves a short process that does not impact customers’ credit unless they pursue a purchase and finance transaction.
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
• Sell a vehicle. For customers interested in trading-in or selling us their vehicle without the purchase of a retail vehicle, our online tool provides customers with an automated offer for their existing vehicle that can be applied to any vehicle purchase or paid directly without an associated vehicle purchase. In either case, a customer can receive a conditional offer for their vehicle from our site simply by answering a few questions about the vehicle condition and features. The customer can then schedule a time to have the vehicle picked up at their home and receive payment. This process eliminates the need to visit a dealership or negotiate a private sale.
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

Fulfillment. Customers can choose to have their vehicle delivered or pick up their vehicle at one of our patented vehicle vending machines, depending on the market. In certain markets, we can deliver cars as soon as the same day with a Carvana-uniformed employee in a branded, custom single-car hauler. Our vending machines provide an attractive and unique customer pick-up experience that many customers choose. At our vending machines, the customer deposits a Carvana-branded token into a coin slot and an automated platform selects the customer’s car from the multi-story tower and delivers it to a garage bay where the customer is waiting with a Carvana delivery advocate.

Post-sale customer support. Once customers have their car, our customer advocates manage the post-sale coordination and service call process including helping customers with returns or exchanges pursuant to our seven-day return policy. Given the return rates we have seen and the cost to us of honoring the return policy, we believe the peace of mind our customers gain from our seven-day return policy supports the cost of this offering. Our customers rated us an average of 4.7 out of 5.0 as of December 31, 2023, based on over 195,000 satisfaction surveys we solicited from our inception through December 31, 2023. These positive reactions create opportunities for repeat customers and a strong referral network.

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

Markets and Population Coverage

As of December 31, 2023, we have established a logistics network and local marketing presence in 316 metropolitan cities and have purchased, reconditioned, sold, and delivered over 1.7 million retail vehicles since the launch of our first market in January 2013. As of December 31, 2023, our 316 markets serviced 81.1% of the U.S. population. We calculate our population coverage as the population in our open markets at the end of the period as a percentage of the total metropolitan statistical area ("MSA") population in the U.S., based on 2015 data from the U.S. Census Bureau. We are committed to providing an honest, transparent, and customer-centric used car buying and selling experience online, which is achieved through our hub and spoke market approach. Our focus is on serving our markets and providing the best possible car buying and selling experience to our customers at a low, transparent cost. Our established logistics network and ability to deliver or pick up any car in our inventory on Carvana-branded haulers to customers within our markets allow us to provide a low-cost, simple car buying and selling experience.

Marketing

We believe our customer base is relatively similar to the overall market for used cars at average price points of our vehicles, with a slight shift toward younger customers. Our sales and marketing efforts utilize a multi-channel approach, built on a seasonality-adjusted, market-based model budget. Subject to our profitability initiatives, we utilize a combination of brand building as well as direct response channels to efficiently seed and scale our local markets. Our paid advertising efforts include, but are not limited to, advertisements through national and local television, search engine marketing, inventory site listing, retargeting, organic referral, display, out-of-home, digital video, digital radio, direct mail, and branded pay-per-click channels. We believe our strong customer focus ensures customer loyalty which can drive both repeat purchases and referrals. In addition to our paid channels, we intend to attract new customers through enhancing our earned media and public relations efforts and further investing in our patented vending machines.

Competition

The U.S. used car marketplace is highly fragmented. As of 2021, the largest dealer brand commanded approximately 2.3% of the U.S. market and the top 100 used car retailers collectively held approximately 11.1% market share, according to Automotive News. We believe the primary competitive factors in this market include transparency, convenience, price, selection, and vehicle quality. Our current competitors can be largely classified into the following segments:

• franchised dealerships;
• independent dealerships; and
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

We also rely on third-party technology, including the following:

• customer identity verification;
• transportation fleet telemetry;
• network infrastructure for hosting the website and inventory data;
• software libraries, development environments, and tools;
• services to allow customers to digitally sign contracts;
• customer service call center management software; and
• automation controls and software for the vending machine.

Organizational Structure

The following chart summarizes our organizational structure as of December 31, 2023. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us:

Public Shareholders
Garcia Parties, Carvana Employees, Consultants and Directors
LLC Unitholders
Class A common stock (1)
Class B common stock (1)
Carvana Co. (Sole Manager of Carvana Co. Sub LLC)
$4.6 billion Senior Notes (3)
LLC Units (1)
Carvana Co. Sub LLC (Sole Manager of Carvana Group, LLC)
Carvana Group, LLC
LLC Units (1)
99.9%
Carvana Operations HC LLC
100%
$4.2 billion short-term revolving facilities (2)
Carvana, LLC

(1) Shares of Class A common stock and Class B common stock vote as a single class. Each outstanding share of Class A common stock is entitled to one vote on all matters to be voted on by stockholders generally. The shares of Class B common stock have no economic rights. Each share of our Class B common stock held by Ernest Garcia II, Ernest Garcia III and entities controlled by one or both of them (collectively, the "Garcia Parties") entitles its holder to ten votes on all matters to be voted on by stockholders generally for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A common units of Carvana Group ("Class A Units") and Class B common units of Carvana Group ("Class B Units") were exchanged for Class A common stock). All other shares of our Class B common stock entitle their holder to one vote per share on all matters to be voted on by stockholders generally. In accordance with the exchange agreement (the "Exchange Agreement") entered into in connection with the organizational transactions, LLC Unitholders (as defined in Note 11 — Stockholders' Equity (Deficit)) are entitled to exchange LLC Units (as defined in Note 1 — Business Organization), together with shares of Class B common stock in the case of certain Class A Units, for shares of Class A common stock determined in accordance with the Exchange Agreement or, at our election, for cash. Each outstanding share of Class A common stock has one preferred share purchase right attached, as further discussed in Note 11 — Stockholders' Equity (Deficit).

(2) We have short-term revolving facilities with an aggregate borrowing capacity of $4.2 billion. One of the facilities is a floor plan facility used to finance our used vehicle inventory, which is secured by our vehicles, general intangibles, accounts receivable, and finance receivables. The other facilities finance our finance receivables held by wholly-owned bankruptcy remote subsidiaries by Carvana, LLC and are secured by those receivables. As of December 31, 2023, the outstanding balance under these facilities was $668 million. See Note 10 — Debt Instruments.

(3) As of December 31, 2023, we had a principal balance, net of unamortized debt issuance costs, unamortized premium, and accrued PIK interest, of $4.6 billion under our Senior Notes. See Note 10 — Debt Instruments.

*All internal cross-references to Notes 1- 20 herein are to the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Human Capital

Carvana’s mission is to change the way people buy cars, and achieving that mission would not be possible without attracting, engaging, and retaining high quality teammates who view their work as more than just a job. We believe in the importance of our employees’ satisfaction and development and we continually invest in them by further developing internal recruiting, talent development, human resources, and other teams, committees, and programs that may from time to time be supplemented by external resources, including surveys each quarter to gauge employee satisfaction.

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

We consider our relationship with our employees to be positive, and it is because of their passion and hard work that Carvana is now one of the largest used automotive retailer in the U.S. As of December 31, 2023, we had over 13,700 full-time and part-time employees.

Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets, patents, and contractual provisions and restrictions on access and use of our proprietary information and technology.

As of December 31, 2023, we hold 32 issued U.S. patents, which cover our vending machine technology, photo technology, website user interface technology, personalization methods for displaying digital media and imaging technology, and one issued international patent covering our photo technology.

We have 21 domestic trademark registrations and six international trademarks in active use, including registrations for "Carvana," the Carvana design mark, the Carvana logo, and various slogans.

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

In addition, we have a cross-license agreement with DriveTime Automotive Group, Inc. (together with its subsidiaries and affiliates, other than us, "DriveTime") pursuant to which DriveTime has obtained limited licenses to some of our intellectual property.

Seasonality

Used vehicle sales generally exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our historical rapid growth, our overall sales patterns in the past have not reflected the general seasonality of the used vehicle industry. However, as our business and markets have and continue to mature, our results have become more reflective of typical market seasonality. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, including as a result of macroeconomic conditions, which may not fully reflect the underlying performance of our business.

Government Regulation

Industry and Vehicle Dealer Laws and Regulations

Various aspects of our business are or may be subject to U.S. federal, state, and municipal regulation. In particular, the advertising, sale, purchase, financing, and transport of motor vehicles are highly regulated by states in which we do business and by the U.S. federal government. The regulatory bodies that regulate the Company and our business include at the federal level: the Consumer Financial Protection Bureau, the Federal Trade Commission, the United States Department of Transportation, the Occupational Health and Safety Administration, the Department of Justice, the U.S. Securities and Exchange Commission (the "SEC"), and the Federal Communications Commission; at the state level: various state dealer licensing authorities, state consumer protection agencies including state attorney general offices, and state financial regulatory agencies; and at the municipal level: various municipal authorities covering licensing, zoning, occupancy, and tax obligations. We are subject to compliance audits of our operations by many of these authorities.

Certain states have concluded that our activities are subject to vehicle dealer licensing laws, requiring us to maintain a used vehicle dealer license in order to conduct business in that state. In certain other states, we have elected to obtain a vehicle dealer license to maximize operational flexibility and efficiency and invest in relationships with state regulators. We have at least one licensed facility in 35 states throughout the U.S.

Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. In addition, certain states require that we file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. In certain other states, we have chosen to obtain such a license to invest in relationships with state regulators. We have obtained a sales finance license or installment seller license, or have filed consumer credit notices, in 29 states throughout the U.S.

Environmental Laws and Regulations

We are subject to a variety of federal, state, and local environmental laws and regulations that pertain to our operations. The regulations concern air and water quality, as well as material storage, handling, and disposal. The regulations also regulate our use and operation of gasoline dispensing tanks and equipment, oil tanks, and paint booths among other things. Our business involves the use, handling, and disposal of hazardous materials and wastes, including motor oil, gasoline, solvents, lubricants, paints, and other substances. We manage our compliance through permitting, operational, and engineering controls. Compliance with these laws and regulations is not expected to have a material effect on our capital expenditures, earnings or competitive position in 2024.
For a discussion of the various risks we face from regulation and compliance matters, see Part I, Item 1A "Risk Factors—Risks Related to Our Business—We operate in several highly regulated industries and are subject to a wide range of federal, state, and local laws and regulations. Changes in these laws and regulations, or our actual or alleged failure to comply with such laws and regulations, could have a material adverse effect on our business, results of operations, and financial condition."

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
•our ability to grow complementary product and service offerings;
•the shift to use of mobile technology;
•our ability to obtain affordable inventory insurance;
•our ability to maintain adequate relationships with the lenders that finance our vehicle inventory purchases;
•errors in contracts with customers;
•our reliance on our proprietary credit scoring model in the forecasting of loss rates;
•our reliance on internal and external logistics to transport our vehicle inventory;
•our ability to protect the personal information and other data that we collect, process and store;
•disruptions in availability and functionality of our systems, website, and mobile application;
•our ability to protect our intellectual property, technology, and confidential information;
•our ability to comply with the terms of open source licenses;
•conditions affecting vehicle manufacturers, including manufacturer recalls and strikes;
•pandemics, epidemics, disease outbreaks and other public health crises;
•risks associated with the construction, financing, and operation of our inspection and reconditioning centers, hubs, vending machines, and auction sites;
•our dependence on key personnel to operate our business;
•our minority equity investment in Root, Inc. which may result in us receiving or retaining less than the amount of benefit we otherwise expect to receive from such investment;
•the diversion of management’s attention and other disruptions associated with acquisitions and strategic initiatives; and
•the legal proceedings to which we may be subject in the ordinary course of business.

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
•use of the net proceeds from our at-the-market program;
•we could sell substantial blocks of our Class A common stock in the future;
•the Company's Tax Asset Preservation Plan could hinder the market for our Class A common stock;
•we have no intention to pay dividends on our Class A common stock for the foreseeable future;
•Delaware law and our charter may prevent stockholders from changing decisions made by management;
•the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters; and
•we may issue shares of preferred stock in the future.

General Risk Factors
•our reliance on third-party technology to complete critical business functions;
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
Our business is affected by industry and economic conditions. The current macroeconomic environment is characterized by uncertain inflation expectations, heightened interest rates, heightened and unpredictable vehicle prices, high cost of energy and gasoline, reduced availability and higher cost of credit, reduced business and consumer confidence, stock market volatility, increased regulation, and global and domestic fears of recession. These macroeconomic conditions have and may continue to result in decreased consumer demand, adversely affecting the market for used vehicles. Purchases of new and used vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Inflationary impacts on labor, materials, and services may cause costs to increase, as well as scarcity of certain products, have caused increased vehicle prices, which have adversely affected, and may continue to adversely affect, the market for used vehicles.

In fiscal year 2023, our focus on driving fundamental operating efficiency and initiatives to bolster unit economics, combined with industry and economic headwinds, decreased our sales volume as compared with fiscal year 2022. The number of vehicles we sold to retail customers decreased by 24% to 312,847, compared to 412,296 in 2022. Throughout 2023, we have sought to rapidly decrease expenses while optimizing for volume flexibility to adjust the business to changes in unit sales. In 2024, reduced used vehicle industry demand, increasing benchmark interest rates, higher used vehicle depreciation rates, and our profitability initiatives may continue to impact the number of retail units sold. If economic conditions worsen or a recession occurs, it is highly likely that the used car industry will be further impacted and we may be required to take stricter measures to protect our business. Those measures, including restructurings and cost savings, could materially adversely affect our business, operations, and financial results.

Moreover, global international conflicts, such as the conflict in Ukraine or the Hamas-Israel war have and may continue to result in broader macroeconomic uncertainty, which may affect the supply chain and market for used vehicles. Other international uncertainty, such as changes in relations between China and Taiwan may also result in potential disruptions to our operations and business prospects. This volatility may, among other things, change consumer car purchasing behaviors, which could materially and adversely affect our business and results of operations.

Increased environmental regulation has also made, and may in the future make, used vehicles more expensive and less desirable for consumers. Further, electric vehicle adoption could impact the demand for used vehicles, as well as the number of and market for vehicles that flow through traditional wholesale and resale channels. Our business may also be negatively affected by challenges to the larger automotive ecosystem, including urbanization, global supply chain challenges, military conflicts, and other macroeconomic issues. For example, rideshare services, such as Uber and Lyft, are a popular means of transportation and may decrease consumer demand for the used vehicles we sell, particularly if urbanization increases. New technologies such as autonomous driving software also have the potential to change the dynamics of vehicle ownership in the future. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If such capital is not available to us, our business, operating results, and financial condition may be harmed.
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, build and maintain our inventory of quality used vehicles, develop new products or services (including vehicle-financing services), further improve existing products and services, enhance our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional capital. However, additional capital may not be available when we need it, on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. For example, the indentures governing our Senior Secured Notes and Senior Unsecured Notes (collectively the "Senior Notes," each as defined in Note 10 — Debt Instruments) limit our ability and certain of our subsidiaries’ ability to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on intercompany payments, pay dividends and make other distributions, designate unrestricted subsidiaries, redeem or repurchase stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, sell certain kinds of assets, including assets securing our Senior Secured Notes, enter into certain types of transactions with affiliates, and effect mergers or consolidations. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
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
Since our inception in 2012 we have accumulated a net loss of $4.4 billion as of December 31, 2023, and we incurred net losses of $287 million and $2.9 billion in the years ended December 31, 2021 and 2022, respectively, and net income of $150 million in the year ended December 31, 2023. In the long term, we may also make investments to further develop and expand our business and these investments may not result in increased revenue or growth on a timely basis or at all. In addition, as a public company, we have and will continue to incur significant legal, accounting, and other expenses. As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain profitability.
We expect to continue to incur losses as our business evolves. We may incur significant losses in the future for a number of reasons, including investing in growth, slowing demand for used vehicles and our related products and services, increasing competition, higher interest rates, decreased vehicle affordability, weakness in the automotive retail industry generally, a decline in global financial conditions that negatively impacts economic activity and employment, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, and delays in generating revenue or profitability. If our revenue generation slows, we may not be able to reduce costs in a timely manner because many of our costs are fixed. In addition, if we reduce variable costs to respond to losses, this may limit our ability to acquire customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
Our historical rapid growth may not be indicative of our future growth and, if we resume growing rapidly, we may not be able to manage our growth effectively.
Although our history has been characterized by rapid growth, in 2023 our revenue decreased from $13.6 billion in 2022 to $10.8 billion in 2023, primarily due to profitability initiatives and macroeconomic conditions. For our revenues to increase again, we need to successfully increase our penetration in existing markets, enter new markets, acquire more customers, gain repeat customers, and expand our brand awareness. The foregoing may not happen at all or may not happen as quickly as we expect. Our failure to successfully accomplish the foregoing could harm our business, financial condition, and results of operations.

We expect that, in the future, even if our revenue increases, we may not achieve historical rates of growth. In any event, we will not be able to grow quickly or at all if we do not:

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
There can be no assurance that we will meet these objectives. We have in the past expended, and may again expend, substantial financial and other resources on:
•marketing and advertising, including an increase to our television and streaming video advertising expenditures;
•expansion of our inventory; and
•general administration, including legal, accounting, internal audit, and other compliance expenses related to being a public company.
Our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. Since our inception in 2012, we have experienced significant growth in the number of users of our website and mobile application as well as the amount of data that we analyze. Our organizational structure continues to become more complex, and we will need to continue improving our operational, financial, and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork, and attention to the car-buying and car-selling experience for the consumer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ car-buying and car-selling experience and the quality of the vehicles we sell, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.
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
Our business model is based on our ability to provide customers with a transparent and simplified solution to car buying and selling that will save them time and money. Accordingly, our ability to consistently deliver a high quality experience and our reputation as a company of integrity are critical to our success. If we fail to maintain the high standards on which our reputation is built, or if an actual, or alleged failure of these standards occurs that damages this reputation, it could adversely affect consumer trust and demand and have a material adverse effect on our business, sales, and results of operations. Even the perception of a decrease in the quality of our customer service or brand could impact results. The operationally intensive aspect of our offering and the nature of automotive retail that necessitates the use of third-party vendors and systems to complete certain ancillary parts of the customer transaction (e.g., vehicle inspections, submitting title and registration paperwork to vendors or state entities) makes maintaining the quality of our customer experience a particularly difficult challenge. For example, in 2022, we were the subject of various complaints relating to the timely delivery of titles and registration paperwork to certain state entities, some of which are still active. While we do not believe these or any current claims are material, irrespective of their validity, any claims, complaints, or negative publicity—about our business practices, our marketing, and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to users, our cybersecurity measures and privacy practices and other aspects of our business—could diminish customer confidence in our platform and adversely affect our brand. The use of social media increases the speed with which information, misinformation, and opinions can be shared and thus the speed with which our reputation can be affected. If we fail to correct or mitigate misinformation or negative information about us, the vehicles we offer to sell or purchase, our customer experience, or any aspect of our brand, including information spread through social media or traditional media channels, it could have a material adverse effect on our business, sales, and results of operations.

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
•profitability or other initiatives;
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
•the pace and level of changes in benchmark interest rates; and
•litigation or other claims against us.
In addition, a significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. Accordingly, our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year, and period-to-period comparisons of our operating results may not be meaningful.

Through shared service and other agreements not always negotiated at arm’s length, there were and are benefits to us from DriveTime’s expertise and economies of scale, and we continue to and may in the future utilize DriveTime and its affiliates for certain services and processes.
We were incubated by and may benefit from our relationship and a series of arrangements with DriveTime not always negotiated at arm’s length, as DriveTime is controlled by our controlling shareholder who is also the father of our chief executive officer. Currently, many services that DriveTime historically provided to us (including certain accounting, finance, legal, human resources, payroll and benefits, tax, information technology, real estate, and inventory purchasing) are now provided by alternative vendors or have been brought in-house. In addition, DriveTime built certain of our inspection and reconditioning centers ("IRCs") in Georgia, New Jersey, and Texas and is now our landlord at some such sites. Verde Investments, Inc. ("Verde"), an affiliate of DriveTime, formerly leased to us our Arizona IRC and sold it to us in 2020. We have also historically leased certain of our hubs from DriveTime. However, our more recent expansion, including the acquisition of our wholesale marketplace, has largely been independent of DriveTime. Consequently, certain of our historical costs and expansion activities may not accurately reflect our future costs and expansion to the extent that DriveTime no longer provides us with such services or refuses to continue doing so at currently contracted-for prices.
We continue to periodically engage DriveTime, its affiliates, and other entities controlled by our controlling shareholder to provide us with certain services, including the administration of certain VSCs and other related products sold to our customers. We also continue to utilize DriveTime for certain information technology systems and services. For example, we still partially use systems obtained from DriveTime to support our revenue recognition process. Should DriveTime fail to adequately perform any of these services or maintain these systems on terms or at prices consistent with their historical prices, or at all, our financial condition and results of operations may be adversely affected.
Additionally, DriveTime has in the past and may in the future purchase or sell certain vehicles or automotive finance receivables from or to us. However, there can be no assurance that they will do so on the same or similar terms, or at all. As a result, our historical results may not be reflected in our future results.
Before and after we sell automotive finance receivables originated by us, DriveTime performs ongoing servicing and collections. If DriveTime is unwilling to enter into servicing arrangements for our future automotive finance receivable transactions on terms or at prices consistent with their historical prices or at all, our revenues derived from the sale of those receivables may decline as a result. If DriveTime refuses or becomes unable to continue servicing and collecting on automotive finance receivables originated by us before or after we sell them, our ability to adequately prepare such receivables for sale may be adversely affected.
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
•used vehicle dealers or marketplaces with e-commerce business or online platforms;
•marketplaces that could compete with our wholesale marketplace program;
•automobile manufacturers such as Ford, General Motors, Hyundai, and Volkswagen that could change their sales models through technology and infrastructure investments; and
•automobile manufacturers such as Tesla, Rivian, and VinFast that market directly to consumers.
We also expect that competitors, both new and existing, will continue to enter the online and traditional automotive retail industry with competing brands, business models, products, and services, which could make it difficult to acquire inventory, attract customers, and sell vehicles at a profitable price. For example, in 2023 Amazon announced its entry into the online vehicle market. Amazon could in the future shift its focus to directly compete with our offerings and other e-commerce businesses may similarly choose to enter the automotive retail space. Additionally, traditional vehicle dealerships could transition more of their selling efforts to the internet, allowing them to more efficiently sell vehicles across state lines and compete directly with our online offering and no-negotiating pricing model. There can be no assurance we will not experience competition from DriveTime, the company from which we were spun off and with which we currently have a number of business relationships. Furthermore, we have a cross-license agreement with DriveTime pursuant to which DriveTime has obtained limited licenses to some of our intellectual property. Some of these companies, such as Amazon, have significantly greater resources than we do and may be able to provide customers access to a greater inventory of vehicles at lower prices or purchase vehicles from consumers at higher prices while delivering a competitive online experience.

Our competitors may also develop and market new technologies that render our existing or future business model, products and services less competitive, unmarketable or obsolete. In addition, if our competitors develop business models, products or services with similar or superior functionality to our solutions, it may adversely impact our business. They may also impede our ability to reach consumers or commence operations in certain jurisdictions. For example, our competitors may increase their search engine optimization efforts and outbid us for search terms on various search engines, or use their political influence and increase lobbying efforts that could harm us. Private plaintiffs and federal, state, and local regulatory and law enforcement authorities continue to scrutinize advertising, sales, financing, and insurance activities in the purchase, sale, and leasing of used vehicles. If, as a result, other automotive retailers adopt more transparent, consumer-oriented business practices, our differentiation versus those retailers could be reduced.
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
Our business is dependent upon access to desirable vehicle inventory and parts used to recondition such inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, or other factors, could have a material adverse effect on our business, sales, and results of operations.
We acquire vehicles for sale through numerous sources, including directly from consumers, from wholesale auctions, including our wholesale marketplace, and from other retailers. There can be no assurance that the supply or price of desirable used vehicles will be sufficient to meet our needs. A reduction in the availability of or access to sources of desirable inventory, including parts necessary to recondition such inventory, whether due to supply chain constraints, pricing, or otherwise, could have a material adverse effect on our business, sales and results of operations.
Additionally, we evaluate over 100,000 potential vehicles daily using a proprietary algorithm to predict mechanical soundness, consumer desirability and relative value as prospective inventory. If we fail to adjust appraisal offers to stay in line with broader market trade-in offer trends, to recognize those trends, or to properly assess vehicles before we purchase them, it could adversely affect our ability to acquire desirable inventory. Our ability to source vehicles through our appraisal process could also be affected by competition, both from new and used vehicle dealers directly and through other websites driving appraisal traffic to those dealers. In addition, we remain dependent on others to sell us used vehicles, and there can be no assurance of an adequate supply of such vehicles on terms that are attractive to us.
Finally, it is common that commercial suppliers of used vehicles regularly review their relationships with wholesale car auctions, such as our wholesale marketplace platform, through written requests for proposals. Such suppliers may from time to time require us to make changes to the way we do business as part of the request for proposal process or provide services on less favorable terms. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements with these or other suppliers on similar terms, or at all.
Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have a material adverse effect on our business, sales, and results of operations.
Our purchases of used vehicles are based in large part on projected demand. If actual sales are materially less than our forecasts, we have and may again experience an over-supply of used vehicle inventory. An over-supply of used vehicle inventory will generally cause downward pressure on our product sales prices and margins and increase our average days to sale. Due to macroeconomic conditions, we normalized our inventory size throughout 2022 and 2023, reducing our nationally pooled inventory from 71,062 in 2021 to 63,992 in 2022 and 33,075 in 2023, in order to better focus on operating efficiencies in the short-term.
Used vehicle inventory has typically represented a significant portion of our total assets. Having such a large portion of our total assets in the form of used vehicle inventory for an extended period of time subjects us to depreciation or inflation, and other risks. We have experienced, and may continue to experience, accelerated depreciation of our vehicle inventory due to changes in economic conditions, which could result in reduced retail and wholesale margins. Accordingly, if we have excess inventory or our average days to sale increases, we may be unable to liquidate such inventory at prices that allow us to meet margin targets or to recover our costs, which could have a material adverse effect on our results of operations.
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
An important component of our business is the growth of visitors to our website and mobile application. Because we are a consumer brand, we rely heavily on marketing and advertising to increase brand visibility with potential customers. We currently advertise through a blend of brand and direct advertising channels with the goal of increasing the strength, recognition, and trust in the Carvana brand and driving more unique visitors to our website and mobile application. We recorded expenses of $479 million, $490 million, and $228 million on advertising in the years ended December 31, 2021, December 31, 2022, and December 31, 2023, respectively.

Our business model relies on our ability to decrease incremental customer acquisition costs over time as we grow. If we are unable to recover our marketing costs through increases in customer traffic and in the number of transactions by users of our website and mobile application, if we continue reducing our marketing spend, as we did in 2023 as part of our profitability initiatives, if our advertising partners refuse to customize their products and services to accommodate our business model, if our advertising partners refuse to work with us at competitive rates or at all, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations, and financial condition.
We rely on internet search engines, lead generators, automotive finance providers, social networks, and vehicle listing sites to help drive traffic to our website and mobile application, and if we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic would decline and our business would be adversely affected.
We depend in part on internet search engines, lead generators, automotive finance partners, social networking sites, and vehicle listing sites to drive traffic to our website and mobile application. Our ability to maintain and increase the number of visitors directed to our website and mobile application is not entirely within our control. Our competitors may increase their search engine optimization efforts and outbid us for placement on various vehicle listing sites or search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, if vehicle listing sites refuse to display any or all of our inventory in certain geographic markets, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Internet search engine providers could provide automotive dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Current and future state regulations may also hinder or prohibit targeted advertising efforts. Our website and mobile application have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website and mobile application through internet search engines, lead generators, automotive finance providers, social networking sites, or vehicle listing sites, could harm our business and operating results.

We operate in several highly regulated industries and are subject to a wide range of federal, state, and local laws and regulations. Changes in these laws and regulations, or our actual or alleged failure to comply with such laws and regulations, could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to a wide range of evolving federal, state, and local laws and regulations, many of which may have limited to no interpretation precedent as it relates to our business model. Our sale and purchase of used vehicles and related activities, including shipping and delivery of vehicles and the sale of complementary products and services, are subject to state and local licensing requirements, state laws, regulations, and systems and process requirements related to title and registration, state laws regulating the sale of motor vehicles and related products and services, federal and state laws regulating advertising of motor vehicles and related products and services, federal and state consumer protection laws prohibiting unfair, deceptive or misleading practices toward consumers, customer insurance related regulations, and anti-money laundering regulations. Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety. The financing we offer to customers is subject to state licensing laws and to federal and state laws regulating the advertising and provision of consumer finance options, the collection of consumer credit and financial information, along with requirements related to online payments and electronic funds transfers. Regulators in jurisdictions where our customers reside but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations, and may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations. Regulators in jurisdictions in which we have a dealer license have in the past, and may in the future, impose economic fines, suspend or revoke our license, or otherwise preclude us from buying or selling vehicles using our current business model, any of which could have a material adverse effect on our growth, results of operations, and financial condition. In the future, we may engage in different business activities or make changes to our business model that subject us to further state and federal regulation.

Our logistics operations, which we depend on to transport vehicles to and from auctions, our IRCs, our vending machines, our hubs and our customers, are subject to regulation by the DOT and by the states through which our vehicles travel. Transport vehicle dimensions and weight, transport vehicle conditions, driver motor vehicle record history, driver alcohol and drug testing, and driver hours of service are also subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, condition, trailer length and configuration, methods of measurement, driver qualifications, or driver hours of service would increase our operating expenses and may adversely affect our financial condition, operating results, and cash flows. For example, the California Zero Emission Vehicle program may require that we significantly alter our fleet. If we fail to comply with these state and DOT regulations or if those regulations become more stringent, we could be subject to increased inspections, audits, or compliance burdens. Regulatory authorities could take remedial action including imposing fines, suspending, or shutting down our in-house transportation operations. If any of these events occur, our financial condition, operating results, and cash flows would be adversely affected.
In addition to these laws and regulations that apply to our business operations, we are also subject to laws and regulations affecting public companies, including the Delaware General Corporation Law ("DGCL"), securities laws and NYSE listing requirements. The applicability of these regulatory and legal compliance obligations is dependent on the evolving interpretations of these laws and regulations.
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
This description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change. For additional information regarding government regulations and compliance matters we are subject to, see Part I, Item 1 "Business—Government Regulation."
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
The Telephone Consumer Protection Act (the "TCPA"), as interpreted and implemented by the FCC and U.S. courts currently imposes significant restrictions on the use of autodialed telephone calls, pre-recorded messages, and text messages to residential and mobile telephone numbers as a means of communication when prior written consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including class actions. Statutory penalties for TCPA violations range from $500 to $1,500 per violation, which has been interpreted to mean per phone call or text. In addition, several states have enacted their own version of the TCPA.

While we have implemented processes and procedures to comply with the TCPA, if we or those services we rely on fail to adhere to or successfully implement appropriate processes and procedures in response to existing or future regulations, it could result in legal and monetary liability, fines, penalties, or damage to our reputation in the marketplace. Additionally, any changes to the TCPA, its interpretation, or enforcement of it by the government, the courts, or private parties that further restrict the way we contact and communicate with our potential customers or generate leads could adversely affect our ability to attract customers.
Our ability to grow our complementary product and service offerings may be limited, which could negatively impact our growth rate, revenues and financial performance.
If we introduce new or expand existing offerings for our platform, such as services or products involving other inventory sources, new vehicles, trade-ins, financing, various forms of insurance related to vehicle condition, property and casualty, or other insurance products customarily sold by traditional insurance companies, subscription services, shipping services, deficiency waivers, customized accessories, leasing or maintenance, we may incur losses or otherwise fail to enter these markets successfully. For example, we have partnered with Root, Inc. (NASDAQ: ROOT, “Root”) to offer an integrated auto insurance solution, through which customers in most states may access and purchase auto insurance directly from the Carvana e-commerce platform. Our expansion into these markets will place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish new service or product offerings, we expect to incur significant expenses and face various other challenges, such as expanding our customer advocate and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these complementary products and services to consumers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams. Any of these risks, if realized, could adversely affect our business and results of operations.

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
We rely on inventory insurance to protect against catastrophic losses of our inventory. There is no guarantee that we will continue to be able to insure our inventory at affordable rates, or at all, through outside insurers. If we are unable to purchase affordable insurance, we may have to self-insure, reducing our ability to make other investments in our business and exposing us to financial risk. In addition, our inability to insure our inventory through an outside insurer, or to adequately self-insure, may adversely impact our ability to finance our inventory purchases. Additionally, if our inventory is pledged as collateral in any finance agreement, a failure to maintain sufficient insurance to financially protect the collateral assets could be inconsistent with the requirements of such finance agreement.
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
We rely on agreements with lenders to finance our vehicle inventory purchases. If we are unable to extend the agreements on favorable terms or at all, or if the agreements expire and are not renewed, our inventory supply may decline, resulting in fewer vehicles available for sale on our website and mobile application. For example, our amended and restated vehicle inventory financing and security agreement with Ally Financial (the "Floor Plan Facility") matures in April 2025. If we are unable to renew that facility or find a satisfactory replacement, whether because of our financial and operating performance, the availability of capital in the dealer floor plan market, or for other reasons, our ability to acquire inventory would be adversely affected. New funding arrangements may be at higher interest rates or other less favorable terms. These financing risks, in addition to high interest rates and changes in market conditions, if realized, could negatively impact our results of operations and financial condition.
Errors in our contracts with our customers could render them unenforceable or ineligible for sale. If we have already sold contracts with errors in them, we could be required to repurchase them.
We enter into purchase agreements, buyer’s orders, retail installment contracts, consumer loan contracts, and other contracts with our customers that are generated automatically based upon information the customer enters into our website or mobile application. The contracts are intended to comply with the applicable consumer lending and other commercial and legal requirements of the relevant jurisdictions. The auto-generated forms may, however, inadvertently contain errors or omissions or otherwise fail to comply with applicable regulations in a manner that would render such contracts unenforceable. For example, most jurisdictions impose a maximum interest rate cap that we can charge our customers. If we exceed the relevant cap, our retail installment contracts in such jurisdiction may be unenforceable, and in some instances, we may be required to pay damages or repay any financing charges previously collected. If a significant number of our retail installment contracts are rendered unenforceable, our financial condition and results of operations may be adversely affected.
We generally seek to sell automotive finance receivables to financing partners or in securitization transactions. The financing partners who agree to buy or fund our finance receivables, and the terms of our securitizations, require that we make certain customary representations about the eligibility of those finance receivables for sale. If these receivables do not meet the specified representations, we have in the past been, and may in the future be, forced to repurchase these receivables. If we sell a significant amount of receivables that do not meet the predetermined representations, we may be required to use cash on hand or to obtain alternative financing in order to repurchase them. Any significant repurchases could have a material adverse effect on our business, results of operations, and financial condition, and may jeopardize our ability to sell contracts to those or other financing partners or purchasers in the future.
We rely on our proprietary credit scoring model to forecast automotive finance receivables loss rates. If we are unable to effectively forecast loss rates, it may negatively impact our operating results.
We rely on our internally developed models to forecast loss rates of the automotive finance receivables we originate. If we rely on a model that fails to effectively forecast loss rates on receivables we originate, those receivables may suffer higher losses than expected. We generally seek to sell these receivables to financing partners or in securitization transactions. If the receivables we sell experience higher loss rates than forecasted, we may obtain less favorable pricing on the receivables we sell to those parties in the future and suffer reputational harm in the marketplace for the receivables we sell and our business, results of operations, and financial condition may be adversely affected. We hold receivables we originate on our balance sheet until we sell them to financing partners or in securitization transactions, and to the extent those receivables fail to perform during our holding period, they may become ineligible for sale. Similarly, we retain certain of the securities originated in connection with our securitization transactions, which exposes us to the risk of loss resulting from losses on the underlying securitized receivables. As a result, our business, results of operations, and financial condition may be adversely affected.

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
We collect, process, store, share, transmit, disclose, and use personal information and other data. Our actual or perceived failure to protect such information and data, comply with privacy-related requirements, mitigate data loss, and/or prevent a cybersecurity or other incident could damage our reputation and harm our business and operating results.
We collect, process, store, share, transmit, disclose, and use sensitive information and other data provided by consumers, employees, and business partners, including personal information to support our business operations. We also share this information with third parties, including third-party service providers in a manner designed to be secure. However, third parties may violate applicable laws or our information security policies, which could put our data at risk. We or a third party could also be a victim of a cybersecurity incident that impacts our data. We expend significant resources to protect against both internal and external security breaches and may need to expend more resources depending upon, for example, changes in the dynamic cybersecurity landscape, expected growth of our company, new or changing business ventures or practices, use of new or changing technologies, and/or in the event we need to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by consumers, employees, and vendors could harm our reputation and expose us to a risk of loss or litigation, regulatory scrutiny, and possible liability, any of which could adversely affect our business and operating results.
We are subject to numerous and rapidly evolving federal, state, and local laws regarding privacy, cybersecurity and the collection, use, and disclosure of personal information and other data. The laws are subject to differing interpretations, and both the laws and their interpretations are often inconsistent across jurisdictions with minimal to no precedent or enforcement history available. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) gives California consumers expanded rights to manage their personal information, such as rights to: access, delete, and limit the use of their personal information, opt out of certain personal information sharing, receive detailed information regarding the way in which their personal information is used, correct inaccurate personal information, and will likely soon impose further heightened cybersecurity obligations, related to cybersecurity and automated decision-making practices and technologies. Many other states have also implemented laws similar to the CCPA, adding to the evolving patchwork of U.S. privacy and cyber law. Regulations such as the CCPA can expose us to investigations and enforcement actions by regulatory authorities and claims from individuals potentially resulting in penalties and significant legal liability, if our data management and information technology security efforts are inadequate or even alleged to be inadequate. In addition, cybersecurity has become a high priority for regulators around the world, and some jurisdictions have enacted laws setting forth cybersecurity compliance standards and/or requiring companies to notify certain parties of data security breaches involving certain types of personal data. For example, the SEC has adopted rules for mandatory disclosure of cybersecurity incidents suffered by public companies and cybersecurity governance and risk management. Additionally, the Federal Trade Commission and the New York Department of Financial Services have both increased incident reporting and expanded cybersecurity program requirements. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

We are also subject to contractual requirements and others’ privacy policies that govern how we use and protect personal information and other data. They may be costly to comply with, and may conflict with other contractual obligations, laws, regulations, or rules. These obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules, obligations, or our practices. Finally, our increased use of artificial intelligence ("AI") technology, such as a chatbot to streamline customer interactions and certain tools to improve internal work efficiencies, may result in cybersecurity and data privacy risk. This includes AI tools and programs offered by and/or used by new or existing vendors.

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
Our brand, reputation, and ability to attract consumers depend on the reliable performance of our website and mobile application and the supporting systems, technology, and infrastructure, such as our logistics network. We may experience significant interruptions to our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, computer viruses, or physical or electronic break-ins, including from ransomware or distributed denial of service attacks could limit the availability of our inventory on our website and mobile application and prevent or inhibit consumers from accessing our website or mobile application. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.
A significant portion of our technology footprint, including the technology and infrastructure that supports our website and mobile applications, is hosted in third-party data center facilities that we do not own or control. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could damage our systems and hardware or could cause them to fail which could result in interruptions in the delivery of our services that could negatively impact sales and operating results.
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
The introduction of additional AI tools, such as our chatbot, into our business has also increased the risk of inadvertent disclosure of proprietary information and trade secrets. Steps taken to mitigate this risk, including agreements with vendors and policies relating to the safe use of AI tools may not effectively protect proprietary information. Further, the utilization of AI tools beyond our established policies can potentially result in inadvertent leakage of confidential proprietary information. Such incidents could undermine our intellectual property rights.
We may, and occasionally in the ordinary course of business do receive communications alleging infringement of patents, trademarks, copyrights, or other intellectual property rights or misappropriation of trade secrets, or offering licenses to such intellectual property. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. At any given time, we may be involved as either a plaintiff or a defendant in a number of intellectual property actions, the outcomes of which may not be known for prolonged periods of time.
Finally, we currently hold rights to the "carvana.com" internet domain name and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name Carvana or are otherwise important for our business.
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
Our business is sensitive to conditions affecting automotive manufacturers, including manufacturer recalls and labor disruptions.
Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our sales and results of operations and could impact the supply of vehicles. Manufacturer recalls and the increased regulatory scrutiny surrounding selling used vehicles with open safety recalls could adversely affect used vehicle sales or valuations, could cause us to temporarily remove vehicles from inventory, could cause us to sell affected vehicles at a loss, could force us to incur increased costs, and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, financial condition, and results of operations. Further adverse conditions, including labor disruptions at manufacturer facilities, such as the United Auto Workers Union strikes in 2023, may affect the market for new vehicles, thereby affecting the supply and market for used vehicles. Any volatility in auto manufacturers may change consumer car purchasing behaviors, which could materially and adversely affect our business, financial condition, and results of operations.

Pandemics, epidemics, disease outbreaks and other public health crises have disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity and results of operations.
Pandemics, epidemics or disease outbreaks in the U.S. or globally have disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. For example, the COVID-19 pandemic created increased operational challenges from the need to protect employee health and safety, and measures implemented by authorities to control the spread of COVID-19 impacted our workforce and operations, the behavior of our customers, and the operations of our partners, vendors, and suppliers. Any similar future events may lead to further challenges, including workplace disruptions and restrictions on the movement of people, social distancing guidelines, increased employee absenteeism due to illness and/or quarantine and contact tracing requirements. Future restrictions on our access to and utilization of our logistics and distribution network, our corporate offices, our inspection and reconditioning centers, our hubs, our vending machines, and/or our support operations or workforce, or similar limitations for our partners, vendors, or suppliers, and restrictions or disruptions of transportation, could limit our ability to conduct our business and could have a material impact on our business, financial condition, and results of operations.

We face a variety of risks associated with the construction, financing, and operation of our inspection and reconditioning centers, auction sites, and vending machines, any of which could adversely affect our financial condition and results of operations.
We are required to obtain approvals, permits, and licenses from state regulators and local municipalities to construct and operate our IRCs, auction sites, and vending machines. We may face delays in obtaining the requisite approvals, permits, financing, and licenses to construct and operate our IRCs, auction sites, and vending machines, or we may not be able to obtain them at all. If we encounter delays in obtaining or cannot obtain the requisite approvals, permits, financing, and licenses to construct and operate our IRCs, auction sites, and vending machines in desirable locations, our financial condition and results of operations may be adversely affected.
We lease or finance certain real estate on which we construct and operate some of our IRCs, auction sites, and vending machines. Because of potential difficulties finding a replacement tenant due to the uniqueness of our property use, some landlords will have concerns leasing us land and allowing the construction of our IRCs, auction sites, or vending machines, and some lenders will have concerns financing to a tenant like us. Consequently, some landlords or lenders may offer unfavorable leasing or financing terms or may not be willing to lease or finance the sites we pursue. If we are required to enter into inflexible or expensive leases, financing, or purchase agreements to construct and operate our IRCs, auction sites, and vending machines, our financial condition and results of operations may be adversely affected.
In addition, we currently rely on agreements with lenders or institutional real estate investors to finance certain real estate capital expenditures, including vending machines and IRCs, and may continue to do so in the future. If we are unable to enter into new financing agreements for such assets on favorable terms or at all, whether because of our financial and operating performance or for other reasons, our ability to construct and operate additional IRCs and vending machines would be adversely affected. New funding arrangements may be at higher interest rates than historical real estate financing or contain other less favorable terms. If realized, these financing risks, in addition to high interest rates and changes in market conditions, could negatively impact our results of operations and financial condition.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees, including operations staff onsite at IRCs, vending machines, and auction sites. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss or inhibition of any of our key employees or senior management, including our Chief Executive Officer, Ernest Garcia III, our Chief Financial Officer, Mark Jenkins, and our Chief Operating Officer, Benjamin Huston, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.
Our minority equity investment in Root, Inc. may result in us receiving or retaining less than the amount of benefit we might otherwise expect to receive from such investment, and adversely impact our results of operations and financial condition.
We hold a minority equity investment in Root. As a minority equity investor, our influence over Root is limited. As a result, we may be unable to influence Root’s business plan, assure quality control, or set the timing and pace of development. Our inability to control the operations or management of Root may result in us receiving or retaining less than the amount of benefit we might otherwise expect to receive from such investment. We may also be unable to cause Root to effect significant transactions such as large expenditures or contractual commitments, the development of insurance products, or the borrowing of money. We may be limited in our ability to monetize or exit our investment in Root given contractual restrictions on selling our investment and uncertainty in the trading market for Root's equity securities. Our investment in Root consists of shares of Series A convertible preferred stock and warrants to acquire Root's Class A common stock. We have in the past recognized, and may again recognize, decreases in fair value in relation to our Root Warrants. Any other downward adjustment to or impairment of our equity investment could adversely impact our results of operations and financial condition.
We have and may continue to acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, other constituents within the automotive industry, and competitive pressures. In the past, we have occasionally done so by acquiring complementary businesses and technologies, including the acquisition of our wholesale marketplace, rather than through internal development, and we may do so again in the future. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:
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
•litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former investors, or other third parties; and

•incurrence of significant expenses in connection with integration.
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and otherwise harm our business. Past and future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, and amortization expenses, any one of which could harm our financial condition. Acquisitions generally also create the risk of future impairments of intangible assets such as goodwill, and to a lesser extent, tangible assets. For example, for the fiscal year ended December 31, 2022, we recorded a non-cash goodwill impairment charge of $847 million. To the extent the value of other intangible assets becomes impaired, we may be required to incur further non-cash charges relating to such impairment. Our operating results have been significantly impacted from both the goodwill impairment and the underlying trends in the business that triggered the impairment, and there can be no assurance that there will not be further adjustments for impairment in future periods, which could have a further impact on the consolidated and combined financial statements and the Company’s future results of operations and financial position. Any of these risks, if realized, could materially and adversely affect our business, financial condition, and results of operations.
We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are unfavorable to us, it could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to various litigation matters from time to time, which could have a material adverse effect on our business, results of operations and financial condition. Legal claims could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be and have been asserted under a variety of laws, including but not limited to consumer finance laws; consumer protection laws; laws governing motor vehicle dealers; laws, regulations, and systems and process requirements related to title and registration; state laws regulating the sale of motor vehicles and related products and services; intellectual property laws; privacy laws; labor and employment laws; securities laws; employee benefit laws; tax laws; contract laws; and tort laws. These actions have in the past and could in the future expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business.
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
Taxes. Carvana Group, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income of Carvana Group is allocated to the LLC Unitholders, including Carvana Co. Sub LLC ("Carvana Co. Sub"), our wholly owned subsidiary. Accordingly, we incur income taxes on our allocable share of any net taxable income of Carvana Group. Under the terms of the LLC Agreement (as defined in Note 1—Business Organization), Carvana Group is obligated to make tax distributions to LLC Unitholders, including us.
Debt obligations. We have payment obligations under our Senior Secured Notes and Senior Unsecured Notes (detailed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 10 — Debt Instruments). Under the terms of the LLC Agreement, Carvana Group is obligated to make distributions to us for the payment of obligations under these notes.
Operating expenses and other expenses. We also incur expenses related to our operations, including payments under the Tax Receivable Agreement (as defined in Note 15 — Income Taxes). Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we may realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Under the terms of the LLC Agreement, Carvana Group is obligated to make distributions to us for our payment obligations under the Tax Receivable Agreement.

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
The Garcia Parties continue to control a majority of the combined voting power of Carvana Co. As a result, we continue to be a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE listing requirements, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and need not comply with certain requirements, including the requirement that a majority of our board of directors (the "Board") consist of independent directors and the requirements that our compensation and nominating and governance committees be composed entirely of independent directors. We do not intend to utilize these exemptions; however, for so long as we qualify as a controlled company, we will maintain the option to utilize some or all of these exemptions. If we utilize these exemptions, we may not have a majority of independent directors and our compensation and nominating and governance committees may not consist entirely of independent directors, and such committees will not be subject to annual performance evaluations. Accordingly, in the event we rely on these exemptions in the future, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
The Tax Receivable Agreement with the LLC Unitholders requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.
In connection with the consummation of our IPO, we entered into a Tax Receivable Agreement with the LLC Unitholders, pursuant to which, we will be required to make cash payments to such LLC Unitholders equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (1) the increase in our wholly owned subsidiary’s proportionate share of the existing tax basis of the assets of Carvana Group and an adjustment in the tax basis of the assets of Carvana Group reflected in that proportionate share as a result of any future exchanges of LLC Units held by the LLC Unitholders for shares of our Class A common stock or cash, and (2) certain other tax benefits related to payments we make under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. As described in Note 10 — Debt Instruments, in the fiscal year ended December 31, 2023, we completed the Exchange Offers, whereby we exchanged validly tendered Senior Unsecured Notes for newly issued Senior Secured Notes. For U.S. tax purposes we are required to recognize cancellation of debt income (“CODI”) on the difference between the adjusted issue price of the debt exchanged and the fair market value of the new debt issued. As of December 31, 2023, the Company recorded a $14 million Tax Receivable Agreement liability related to the estimated cash savings in U.S. federal, state or local tax related to the tax benefits utilized to offset recognized CODI. Any payments made by us to the LLC Unitholders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the LLC Unitholders maintaining a continued ownership interest in Carvana Group.
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
Based on our historical financial performance, we have generated a federal and state net operating loss ("NOL") carryforward of $1.2 billion through the year ended December 31, 2023, and we may generate NOL carryforwards in future years.

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

If we undergo an ownership change for purposes of Section 382 of the Code as a result of future transactions involving our stock, including purchases or sales of stock by current or future 5% shareholders or new issuance of stock by the Company, our ability to use our NOL carryforwards and to recognize certain built-in losses would be subject to the limitations of Section 382 of the Code. Depending on the resulting limitation, a significant portion of our NOL carryforwards could be significantly delayed in their application to offsetting income. A limitation imposed under Section 382 of the Code on our ability to utilize our NOL carryforwards could have a negative impact on our financial position and results of operations.
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
Carvana Group, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to its members, including us. We intend to cause Carvana Group to make tax distributions quarterly to the holders of Class A Units (including us) on a pro rata basis based on Carvana Group’s net taxable income and to the holders of Class B Units based on such holder’s allocable share of Carvana Group’s net taxable income (rather than on a pro rata basis). Funds used by Carvana Group to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, these tax distributions may be substantial, and will likely exceed (as a percentage of Carvana Group’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result of the potential differences in the amount of net taxable income allocable to us and the LLC Unitholders, particularly in light of the reduction in corporate tax rates passed in 2017, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. To the extent we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Carvana Group, the LLC Unitholders would benefit from any value attributable to such accumulated cash balances as a result of its ownership of Class A common stock following an exchange of its LLC Units (including any exchange upon an acquisition of us).
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
As the sole managing-member of Carvana Co. Sub, we control and manage Carvana Co. Sub, which, by virtue of being the sole managing-member of Carvana Group, in turn, controls and manages Carvana Group. On that basis, we believe that neither our interest in Carvana Co. Sub nor Carvana Co. Sub’s interest in Carvana Group are "investment securities" under the 1940 Act. Therefore, we have less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) in "investment securities." However, if we were to lose the right to manage and control Carvana Co. Sub or if Carvana Co. Sub were to lose the right to manage and control Carvana Group, interests in Carvana Group or Carvana Co. Sub could be deemed to be "investment securities" under the 1940 Act.
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
Risks Related to Our Liquidity
Our substantial indebtedness could adversely affect our financial flexibility, ability to incur additional debt, and our competitive position and prevent us from fulfilling our obligations under our credit agreement.
As of December 31, 2023, we had outstanding, on a consolidated basis (1) $205 million aggregate principal amount of our Senior Unsecured Notes, (2) $4.4 billion aggregate principal amount of our Senior Secured Notes, which includes $185 million of accrued payment-in-kind interest, (3) $668 million aggregate principal amount of borrowings under our Floor Plan Facility and the Finance Receivable Facilities (as defined below), (4) $267 million aggregate principal amount of indebtedness represented by our finance lease agreements between us and providers of equipment financing, (5) and an outstanding balance of $293 million relating to secured borrowing facility through which we finance certain retained beneficial interests in our securitizations. Also, as of December 31, 2023, we had, on a consolidated basis, $485 million of other long-term debt related to our sale leaseback transactions. Our substantial indebtedness could have significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our current and future indebtedness, including our Senior Notes and the Floor Plan Facility;
•increase our vulnerability to adverse changes in prevailing economic, industry, and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow, or limit our ability to incur additional debt, to fund working capital, capital expenditures, acquisitions, the execution of our business strategy, and other general corporate purposes;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•increase our cost of borrowing;
•restrict us from exploiting business opportunities; and
•place us at a disadvantage compared to our competitors that have fewer debt obligations.
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
We may incur significant additional indebtedness in the future, subject to the restrictions in the indentures to the Senior Notes. We may also pursue investments in joint ventures or acquisitions, which may increase our indebtedness. If new debt is added to our currently anticipated indebtedness levels, the related risks that we face could intensify.
We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful, or may harm our business.
Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry, and competitive conditions and by financial, business, and other factors beyond our control. Additionally, some of our debt accrues interest at a variable rate that is based on SOFR or other market rates; if those market rates rise, so too will the amount we need to pay to satisfy our debt obligations. Further, we have and may again be required to enter into hedging agreements, which requirement may be associated with increases in SOFR We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which would also adversely affect our ability to incur additional indebtedness.
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
In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay our indebtedness. If any of these risks are realized, our business and financial condition would be adversely affected. Further, in the event of our bankruptcy, dissolution, or liquidation, the holders our Senior Notes and our other indebtedness would be paid in full before any distribution can be made to the holders of our Class A common stock.
Changes in capital markets could adversely affect our business, sales, results of operations, and financial condition.
Changes in the availability or cost of the financing to support the origination and sale of automotive finance receivables could adversely affect sales and results of operations. Among other programs, we may use securitization programs to fund many automotive finance receivables we originate. Changes in the condition of the securitization market could lead us to incur higher costs to access funds in this market or lose access to the market, requiring us to seek alternative means to finance those originations that could be more expensive, or retain residual certificates in excess of those required under the Risk Retention Rules (as defined below), which could have a material adverse effect on our business, sales, and results of operations.

Our access to structured finance, securitization, or derivative markets at competitive rates and in sufficient amounts may decline in the future; any material reduction could harm our business, results of operations, and financial condition.
We provide financing to customers and typically sell the receivables related to the financing contract. For example, we have entered into various arrangements to pledge or sell automotive finance receivables that we originate, including through committed structured finance arrangements, term securitizations and fixed pool loan sales to financing partners, and plan to enter into new arrangements in the future. Our ability to obtain funding through those channels is subject to having sufficient assets eligible for use as collateral for the related programs and our ability to obtain derivatives to manage interest rate risk among other considerations. If we are unable to continue obtaining funding through those channels, including because we reached our capacity under these or future arrangements, our financing partners exercised constructive or other termination rights before we reached capacity or we reached the scheduled expiration date of the commitment, or because of changes in the condition of the securitization market that result in higher costs to access funds in the market or loss of access to the market, or if we are unable to enter into new arrangements on similar terms, we may not have adequate liquidity and our business, financial condition, and results of operations may be adversely affected. Furthermore, if our financing partners cease to purchase these receivables, we could be subject to the risk that some of these receivables are not paid when due and we are forced to incur unexpected asset write-offs and bad-debt expense.
In addition, the value of any securities that we may retain in our securitizations, including securities retained to comply with the Risk Retention Rules, might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or the financial markets
We may experience greater credit losses or prepayments in any interests we hold in automotive finance receivables than we anticipate.
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
Effective as of December 24, 2016, "risk retention" rules promulgated by U.S. federal regulators under the Dodd-Frank Act (the "Risk Retention Rules") require a "securitizer" or "sponsor" of a securitization transaction to retain, directly or through a "majority-owned affiliate" (each defined in the Risk Retention Rules), in one or more prescribed forms, at least 5% of the credit risk of the securitized assets. For the securitization transactions for which we have acted as "sponsor," we have sought and will likely continue to seek to satisfy the Risk Retention Rules by retaining a "vertical interest" (as defined in the Risk Retention Rules) through either a majority-owned affiliate (MOA) or directly on our balance sheet. In addition, we have and will likely continue to enter into arrangements to finance a portion of the retained credit risk in one or more prescribed forms under the Risk Retention Rules. In addition to the discussion in this section, see Note 2 — Summary of Significant Accounting Policies and Note 9 — Securitizations and Variable Interest Entities.
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
In addition to the costs generated by our efforts to comply with applicable Risk Retention Rules, which may be significant, compliance with any applicable Risk Retention Rules may require capital, which could potentially have been deployed in other ways that could have generated better value. Holding risk retention interests or finance receivables in contemplation of structured financing increases our exposure to the performance of the finance receivables that underlie or are expected to underlie those transactions. Accordingly, although compliance with applicable Risk Retention Rules would be expected to more closely align our incentives with those of the investors in our finance receivables, it is also expected that poor performance may have a heightened adverse effect on our results of operations, financial condition, and liquidity.
Risks Related to Ownership of our Class A Common Stock
Our Class A common stock price has been and may continue to be volatile or may decline regardless of our operating performance.
Volatility in the market price of our Class A common stock may prevent our stockholders from being able to sell their shares at or above the price they paid for them. The market price of our Class A common stock has fluctuated, and may continue to fluctuate widely due to many factors, some of which may be beyond our control. The closing price of our Class A common stock between January 1, 2023 and January 1, 2024 has ranged from a low of $4.41 to a high of $59.80. Many factors may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this "Risk Factors" section and this Annual Report on Form 10-K, as well as the following:
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
•trading volume;
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
•pandemics and other crises or disasters;
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

Short sellers of our stock may be manipulative and may have driven down and may again drive down the market price of our common stock.
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
A large proportion of our Class A common stock has been and may again to be traded by short sellers which may increase the likelihood that our Class A common stock will be the target of a short squeeze. A short squeeze has led and could continue to lead to volatile price movements in shares of our Class A common stock that are unrelated or disproportionate to our operating performance or prospects and, once investors purchase the shares of our Class A common stock necessary to cover their short positions, the price of our Class A common stock may rapidly decline. Investors that purchase shares of our Class A common stock during a short squeeze may lose a significant portion of their investment.
The Garcia Parties control us and their interests may conflict with our or our stockholders’ interests in the future.
The Garcia Parties together hold approximately 87% of the voting power of our outstanding capital stock through their beneficial ownership of our Class A and Class B common stock as of December 31, 2023. The Garcia Parties are entitled to ten votes per share of Class B common stock they beneficially own, for so long as the Garcia Parties maintain, in the aggregate, direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A Units were exchanged for Class A common stock). Our Class A common stock has one vote per share. So long as the Garcia Parties continue to beneficially own a sufficient number of shares of Class B common stock, even if they beneficially own significantly less than 50% of the shares of our outstanding capital stock, the Garcia Parties will continue to be able to effectively control our decisions. For example, if the Garcia Parties hold Class B common stock amounting to 25% of our outstanding capital stock, they would collectively control 72% of the voting power of our capital stock.
As a result, the Garcia Parties have the ability to elect all of the members of our Board and thereby effectively control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions. The interests of the Garcia Parties may not in all cases be aligned with our other stockholders’ interests.

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
We may issue additional shares of Class A common stock in several ways:
By the Board. Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock or the consideration of and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. In 2023, in connection with offerings of Class A common stock to other investors, we issued additional Class A Units to the Garcia Parties, which are exchangeable for shares of our Class A common stock, as discussed in Note 11 — Stockholders' Equity (Deficit).
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
Under the 2017 Omnibus Incentive Plan. As of December 31, 2023, we had remaining 17 million shares of Class A common stock available for issuance under our 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"), as adjusted pursuant to the terms of the 2017 Incentive Plan (as defined in Note 13 — Equity-Based Compensation). As of December 31, 2023 we have granted 14 million restricted stock awards and units and options to purchase 4 million shares of Class A common stock to certain consultants, directors, and employees, net of forfeitures, expirations, and exercises.
Under the Carvana Co. 2021 Employee Stock Purchase Plan. We have reserved 500,000 shares of Class A common stock for issuance under our ESPP (as defined in Note 13 — Equity-Based Compensation). As of December 31, 2023, we have issued 121,636 shares of Class A common stock to certain employees. We have 378,364 shares of Class A common stock available for future issuance under our ESPP as of December 31, 2023.
Pursuant to the Tax Asset Preservation Plan. As discussed below, we adopted a Tax Asset Preservation Plan in order to preserve our NOL carryforwards. If the Rights under the Tax Asset Preservation Plan become exercisable, our stock may be diluted, though only the interests of the Acquiring Person (as defined below) would be diluted.
Through our At-The-Market Offering. On July 19, 2023, we entered into a distribution agreement with Citigroup Global Markets Inc. and Moelis & Company LLC, whereby the Company may sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 35 million shares of Class A common stock, from time to time, through an "at-the-market offering" program (the "ATM Program"). We will have discretion, subject to market demand, to vary the timing, prices, and number of shares sold under the Distribution Agreement.

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
We have broad discretion in how we use the net proceeds from the ATM Program, and we may not use the proceeds effectively or in ways with which our stockholders agree.

We have not designated any portion of the net proceeds from the ATM Program to be used for any particular purpose. Our management will have broad discretion as to the application of the net proceeds from the ATM Program and could use them for purposes other than those contemplated at the time of the execution of the ATM distribution agreement. Our stockholders may not agree with the manner in which our management chooses to allocate and spend the net proceeds. Moreover, our management may use the net proceeds for corporate purposes that may not increase the market price of our Class A common stock.
Substantial blocks of our total outstanding shares may be sold into the market. If there are substantial sales of shares of our Class A common stock, the price of our Class A common stock could decline.
The price of our Class A common stock could decline if there are substantial sales of our Class A common stock (including sales of Class A common stock issuable upon exchange of LLC Units), particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our Class A common stock available for sale. As of December 31, 2023, we had 114 million shares of our Class A common stock outstanding. All the shares of Class A common stock sold in our IPO and various follow-on offerings are available for sale in the public market. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, (the "Securities Act"), and various vesting agreements.
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
We have entered into a Tax Asset Preservation Plan designed to preserve shareholder value and the value of certain tax assets primarily associated with NOL carryforwards and built-in losses under Section 382 of the Code. The Tax Asset Preservation Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Class A common stock (any such person an “Acquiring Person”), without the approval of our Board, until the Board determines that the risks associated with Section 382 of the Code have sufficiently decreased to withdraw the Tax Asset Preservation Plan. In connection therewith, on January 16, 2023, the Board declared a dividend of one preferred share purchase right (a “Right”) for each share of Class A common stock of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Shares”) at a price of $50.00 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The Rights will separate and begin trading separately from the Class A common stock, and right certificates will be caused to evidence the Rights, on the earlier to occur of (i) the close of business on the tenth day following a public announcement, or the public disclosure of facts indicating, that a person becomes an “Acquiring Person” (or, in the event that the Board determines to effect an exchange in accordance with Section 24 of the Tax Asset Preservation Plan and the Board

determines that a later date is advisable, then such later date) and (ii) the close of business on the tenth business day (or such later date as may be determined by action of the Board prior to such time as any person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 4.9% or more of the outstanding Class A common stock. If issued, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void) will become exercisable for Class A common stock having a value equal to two times the exercise price of the Right. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including without limitation, any dividend, voting or liquidation rights. Although our Tax Asset Preservation Plan is intended to prevent an "ownership change" as defined by Section 382 of the Code, we cannot provide any assurance that we will not experience such an ownership change or that we will otherwise be able to use, in full or in part, our NOLs. Additionally, the Tax Asset Preservation Plan may make our Class A common stock less attractive to large institutional holders, discourage potential acquirers from attempting to take over our company, limit the price that investors might be willing to pay for shares of our Class A common stock and otherwise hinder the market for our Class A common stock.
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
Our amended and restated certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the DGCL, and prevents us from engaging in a business combination with a person (excluding the Garcia Parties and their transferees) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained prior to the acquisition. These provisions could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions our stockholders desire, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.
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
We rely on third-party technology for certain of our critical business functions, including supply chain management, customer identity verification, transportation fleet telemetry, network infrastructure for hosting the website and mobile application, inventory data, software libraries, development environments and tools, services to allow customers to digitally sign contracts, customer service call center management software, automation controls and software for our vending machines, hosted telephony, human resource management, e-mail, instant messaging, artificial intelligence, data reporting, and security. If these technologies fail or we cannot maintain our relationships with the technology providers and we cannot find suitable alternatives, our financial condition and operation results may be adversely affected.
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
The trading market for our Class A common stock depends in part on the research and reports that analysts and journalists publish about us or our business. If analysts or journalists publish inaccurate or unfavorable research about our business, our stock price would likely decline. If we fail to meet the expectations of analysts for our operating results, or if the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We consider cybersecurity protection, including protection of sensitive customer, employee, and partner information, to be a priority in the Company’s business, strategy, and management. Carvana's enterprise risk management program, which is designed to identify, evaluate, and respond to our high priority risks and opportunities, integrates assessment, review, identification and management of cybersecurity risks.

The Audit Committee is responsible for ensuring sufficient oversight of our cybersecurity risk exposures and leads the full Board in periodic reviews of the adequacy and effectiveness of our information security program and internal controls, including quarterly and ad hoc updates of cybersecurity risks, initiatives, and key metrics. Senior leaders from our Information Security, Legal and Compliance teams provide the Board and Audit Committee with periodic briefings of our current risks and security strategy, as well as future plans with regard to cybersecurity posture, preparation, prevention, and incident response.

Our Chief Information Security Officer ("CISO"), who has extensive cybersecurity knowledge and experience, with over ten years in the field of information security, is primarily responsible for assessing and managing cybersecurity risk. The CISO oversees a team of dedicated information security professionals (the “Information Security Team”) who focus on specialty areas such as application security, security compliance, security architecture and engineering, vulnerability management, and security operations, each with relevant experience and industry certifications in their respective areas.

The Information Security Team leverages a variety of processes and controls to stay informed of and manage cybersecurity risk. It partners with a variety of business units, including our engineering, legal, compliance, internal audit, technology, and product teams to identify and control emerging risks. We also from time to time engage third parties to assist in investigating and remediating security incidents, monitoring of security vulnerabilities, and performing risk assessments based on industry standards such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Our Information Governance Committee, whose members include representatives from the Information Security Team and key senior leaders from relevant stakeholder groups, meets quarterly to review and discuss, among other topics, the implementation and management of these cybersecurity processes. The Information Security Team additionally has adopted security control principles based on ISO 27002:2022 and uses various formalized incident management and monitoring standards and incident response plans and playbooks, which define immediate steps in the event of a cybersecurity incident, roles and responsibilities, as well as materiality criteria to allow for efficient and effective incident management. This includes a third-party vendor management procedure, under which we conduct vendor risk assessments and, when appropriate, ongoing threat monitoring. In implementing these policies, the Information Security Team utilizes a layered approach, aided by industry leading technology, to detect, respond, and prevent cybersecurity risks and exposures.

As of the date hereof, we have not experienced any material cybersecurity incidents. However, future incidents, whether direct or through our third-party providers, could have a material impact on our business strategy, results of operations, or financial condition. The Company maintains cybersecurity insurance to mitigate the risks of a material cybersecurity incident; however, the costs may exceed our coverage and, therefore, may not be fully insured. See Part I, Item 1A - “Risk Factors” in this Annual Report on Form 10-K for a further discussion of various cybersecurity risks to the Company.

ITEM 2. PROPERTIES.

As of December 31, 2023, we operated the following facilities in the U.S.:

Description of use	Owned interior square footage (millions)	Leased interior square footage (millions)	Owned land acreage	Leased land acreage
Corporate headquarters	—	1.4	—	48
Other facilities (1)	4.9	6.0	4,111	3,235

(1) Other facilities include IRCs, hubs, vending machines, and auction locations.

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

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For more information, see “Legal Matters” in Note 17 — Commitments and Contingencies, included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On April 28, 2017, our Class A common stock began trading on the NYSE under the ticker symbol "CVNA."

Our Class B common stock is not listed nor traded on any stock exchange.

Holders of Record

We are authorized to issue up to 500 million shares of Class A common stock, up to 125 million shares of Class B common stock and up to 50 million shares of preferred stock. As of February 16, 2024, there were 11 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in "street name" accounts through brokers, banks, and other financial institutions. As of February 16, 2024, there were 9 shareholders of record of our Class B common stock.

Dividend Policy

We have not declared or paid any cash dividends on our Class A common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future. Holders of our Class B common stock are not entitled to receive dividends.

Stock Performance Graph

The following graph compares the total shareholder return from December 31, 2018 through December 31, 2023 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index ("S&P 500") and (iii) the Standard and Poor's 500 Retailing Index ("S&P 500 Retailing Index"), assuming an initial investment of $100 on December 31, 2018 and including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

Comparison of CVNA Cumulative Total Return Since December 31, 2018
1000
750
500
250
0
2018
2019
2020
2021
2022
2023
CVNA
S&P 500
S&P 500 Retailing Index

Recent Sales of Unregistered Securities

There were no unregistered sales of equity during the year ended December 31, 2023, except as otherwise previously reported in a Current Report on Form 8-K.

During the year ended December 31, 2023, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged less than 0.1 million LLC Units and no shares of Class B common stock for less than 0.1 million shares of Class A common stock. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Part I, including matters set forth in the "Risk Factors" section of this Annual Report on Form 10-K, and our financial statements and notes thereto included in Part II, Item 8 "Financial Statements and Supplementary Data," of this Form 10-K. Except when stated otherwise, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

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

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 23, 2023 for discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021.

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have historically experienced rapid growth in sales through our website www.carvana.com. Due to profitability initiatives and macroeconomic impacts, including high interest rates during the year ended December 31, 2023, the number of vehicles we sold to retail customers decreased by 24.1% to 312,847, compared to 412,296 in the year ended December 31, 2022.

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

While our near-term objectives are geared towards a reduction in our selling, general and administrative ("SG&A") expenses, in the long term, we plan to invest in technology and infrastructure to support efficient growth in retail units sold. This includes continued investment in our vehicle acquisition, reconditioning and logistics network, as well as continued investment in product development and engineering to deliver customers a best-in-class experience.

Markets and Population Coverage

Our historical growth in retail units sold was driven by increased penetration in our existing markets and expansion into new markets. We define a market as a metropolitan area in which we have commenced local advertising and generally offer home delivery to customers with a Carvana employee in a branded delivery truck. We define our population coverage as the percentage of the U.S. population that lives within those markets. Opening a new market involves hiring a team of customer advocates, connecting the market to our existing logistics network and initiating advertising, both locally through a blend of brand and direct advertising channels, and on national television for increased brand awareness. As a market scales, we may elect to build a vending machine in the market to further increase customer awareness and enhance our fulfillment operations. Our advertising spend in each market is approximately proportionate to each market's population, subject to our profitability initiatives and adjustments based on specific characteristics of the market, used vehicle market seasonality, and special events such as vending machine openings.

We served 316 markets as of December 31, 2023, covering 81.1% of the U.S. population. Over time, we have continually improved our market expansion playbook, which we believe provides us with the capability to efficiently execute our long-term growth plan. While we are currently focused on driving profitability through efficiency and expense reduction, we are continually evaluating consumer demand, our operational capacity and our long-term growth plan to determine our market opening and vending machine launch strategy.

Revenue and Gross Profit

We generate revenue on retail units sold from four primary sources: the sale of the retail vehicles, wholesale sales of vehicles we acquire from customers, including sales through our wholesale marketplace, gains on the sales of loans originated to finance the vehicles, and sales of ancillary products such as VSCs and GAP waiver coverage.

Our largest source of revenue, retail vehicle sales, totaled $7.5 billion and $10.3 billion during the years ended December 31, 2023 and 2022, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales and revenues includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. Subsequent to the ADESA Acquisition, we also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers and buyers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $2.5 billion and $2.6 billion during the years ended December 31, 2023 and 2022, respectively. We generally expect wholesale sales to trend proportionately with retail units sold through trade-ins and from customers who wish to sell us a car independent of a retail sale and with the movement of wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate and sales commissions on ancillary products such as VSCs, GAP waiver coverage, and auto insurance, totaled $753 million and $741 million during the years ended December 31, 2023 and 2022, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During the current macroeconomic uncertainty, our highest priority will continue to be providing exceptional customer experiences while improving efficiency and utilizing our infrastructure to support efficient growth in retail units sold, to help us move along the path to achieve sustained profitability and positive free cash flow. Secondarily, we plan to pursue several strategies designed to increase our brand awareness and total gross profit per unit. These strategies may include the following:

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

•Leverage existing inspection and reconditioning infrastructure. As we scale, we intend to more fully utilize the capacity at our existing IRCs and auction locations with reconditioning capacity, which collectively have capacity to inspect and recondition approximately 1.3 million vehicles per year at full utilization.

•Expand our logistics network. As we scale, we intend to further expand our in-house logistics network to transport cars to our IRCs or other sites after acquisition from customers or wholesale auctions.

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

Seasonality

Retail and wholesale used vehicle sales generally exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our historical rapid growth, our overall sales patterns in the past have not always reflected the general seasonality of the used vehicle industry. However, as our business and markets have continued to mature, our results have become more reflective of typical market seasonality. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, including as a result of macroeconomic conditions, which may not fully reflect the underlying performance of our business.

Investment in Growth

We have historically aggressively invested in the growth of our business. Due to the current macroeconomic environment, we are focused on driving profitability through operating efficiency and reducing expenses in the short-term. While we intend to become increasingly efficient over time, we also anticipate that our operating expenses will increase substantially as we return to growth and continue to expand our logistics network, increase our advertising spending, and serve more of the U.S. population. There is no guarantee that we will be able to realize the desired return on our investments.

Relationships with Related Parties

For discussion about our relationships with related parties, refer to Note 7 — Related Party Transactions of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K and our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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

	Years Ended December 31,
	2023	2022
Retail units sold	312,847	412,296
Average monthly unique visitors (in thousands)	14,581	21,763
Total website units	33,075	63,992
Total gross profit per unit	$5,511	$3,022
Total gross profit per unit, non-GAAP	$5,984	$3,337

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

Total Gross Profit per Unit

We define total gross profit per unit as the aggregate gross profit in a given period, divided by retail units sold in that period, including gross profit generated from the sale of retail vehicles, gains on the sales of loans originated to finance the vehicles, commissions on sales of VSCs, GAP waiver coverage and other ancillary products, and gross profit generated from wholesale sales of vehicles. We operate an integrated business with the objective of increasing the number of retail units sold and total gross profit per unit. Gross profits generated from the sale of retail and wholesale units are interrelated. For example, our nationwide reconditioning and inspection centers are designed to produce vehicles for both retail and wholesale sales, our vehicle storage locations have shared parking for both retail and wholesale vehicles, and our integrated multi-vehicle logistics and last mile delivery network is operated in service of both retail and wholesale sales. Such interrelationships require us to share finite operational capacity and optimize joint decisions between retail and wholesale sales, in order to position us to achieve our objective of increasing total gross profit per unit. As a result, the inclusion of gross profit generated from wholesale sales of vehicles in total gross profit per unit reflects our integrated business model and the interrelationship between wholesale and retail vehicle sales. We believe the total gross profit per unit metrics provide investors with the greatest opportunity to view our performance through the same lens that our management does, and therefore assists investors to best evaluate our business and measure our progress.

Total Gross Profit per Unit, Non-GAAP

We define total gross profit per unit, non-GAAP as the aggregate gross profit, non-GAAP in a given period, divided by retail units sold in that period. Gross profit, non-GAAP is defined as gross profit plus depreciation and amortization in cost of sales, share-based compensation including the CEO Milestone Gift (as defined below) in cost of sales, and restructuring costs, minus revenue related to warrants to purchase shares of Root's Class A common stock (the "Root Warrants") as discussed in Note 18 — Fair Value of Financial Instruments. Refer to "Non-GAAP Financial Measures" for more information, including the reconciliation of non-GAAP financial measures to the most directly comparable financial measures under generally accepted accounting principles in the United States ("GAAP").

Components of Results of Operations

Retail Vehicle Sales

Retail vehicle sales represent the aggregate sales of used vehicles to customers through our website. Revenue from retail vehicle sales is recognized upon delivery to the customer or pick up of the vehicle by the customer, and is reported net of a reserve for expected returns. Factors affecting retail vehicle sales revenue include the number of retail units sold and the average selling price of these vehicles. Changes in retail units sold are a much larger driver of changes in revenue than are changes in average selling price.

The number of retail vehicles we sell depends on the volume of traffic to our website, our population coverage, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customers' purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general macroeconomic and used car industry conditions. On a quarterly basis, the number of retail vehicles we sell is also affected by seasonality, with demand for retail vehicles generally reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of retail vehicle sales generally expected to occur in the fourth calendar quarter. In 2022, heightened inflation and rising interest rates resulted in lower demand for used vehicles. These trends continued into 2023, in which retail vehicle sales were also affected by a lower inventory size, lower advertising expense, and a focus on profitability initiatives.

Our retail average selling price depends on macroeconomic and used car industry conditions, the mix of vehicles we acquire, retail prices in our markets, our pricing strategy, and our average days to sale. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. We also generally expect lower average days to sale to be associated with higher retail average selling prices due to decreased vehicle depreciation prior to sale, all other factors being equal.

Wholesale Sales and Revenues

Wholesale sales and revenues includes the aggregate proceeds we receive on vehicles we acquire and sell to wholesalers, and beginning in 2022, wholesale marketplace revenues. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade-in their existing vehicles when making a purchase from us. Factors affecting wholesale sales and revenues include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market. Wholesale sales and revenues includes aggregate proceeds we receive on vehicles sold to DriveTime through competitive online auctions that are managed by an unrelated third party and through the Company's wholesale marketplace platform. Wholesale marketplace revenues include revenue earned from the sale of wholesale marketplace units by third-party sellers to buyers through our wholesale marketplace platform, including auction fees and related services revenue.

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of loans we originate and sell in securitization transactions or to financing partners, reported net of a reserve for expected repurchases, commissions we receive on VSCs, sales of GAP waiver coverage, and commissions and Root Warrants we receive on sales of auto insurance.

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

In September 2022, we completed our integrated auto insurance solution with Root (the "Integrated Platform"), through which customers may conveniently access auto insurance directly from the Carvana e-commerce platform. We receive commissions and Root Warrants based on the Root insurance policies sold through the Integrated Platform. The commission revenue we recognize depends on the number of retail units we sell, the conversion rate of auto policies on those sales, commission rates we receive, and forecasted attrition. The revenue we recognize from Root Warrants as non-cash consideration depends on the probability of achieving certain auto policy sales thresholds within a specific timeline as well as our performance under the agreement with Root.

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

Interest Expense

Interest expense includes interest incurred on our various tranches of Senior Secured Notes and Senior Unsecured Notes, our Floor Plan Facility, and our Finance Receivable Facilities (each as defined in Note 10 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K), as well as our notes payable, finance leases, and long-term debt, which are used to fund general working capital, our inventory, our transportation fleet, and certain of our property and equipment. Interest expense also includes amortization of capitalized debt issuance costs, which is offset by amortization of debt premium and interest income earned on cash and cash equivalents. Interest expense excludes the interest incurred during various construction projects to build, upgrade, or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Other (Income) Expense, Net

Other (income) expense, net includes changes in fair value on our beneficial interests in securitizations, purchase price adjustment receivables, and fair value adjustments related to our Root Warrants as discussed in Note 18 — Fair Value of Financial Instruments of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, along with other general expenses such as gains or losses from disposals of long-lived assets. During the year ended December 31, 2023, other (income) expense, net also includes expense related to the recognition of our Tax Receivable Agreement reserve.

Income Tax Provision

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (together with its subsidiaries “Carvana Group”), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group, LLC is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co. During the years ended December 31, 2023 and 2022, the Company generated income tax expense of $25 million and $1 million, respectively.

Results of Operations

	Years Ended December 31,
	2023	2022	Change

	(dollars in millions, except per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$7,514	$10,254	(26.7)%
Wholesale sales and revenues (1)	2,504	2,609	(4.0)%
Other sales and revenues (2)	753	741	1.6%
Total net sales and operating revenues	$10,771	$13,604	(20.8)%
Gross profit:
Retail vehicle gross profit (3)	$746	$371	101.1%
Wholesale gross profit (1)	225	134	67.9%
Other gross profit (2)	753	741	1.6%
Total gross profit	$1,724	$1,246	38.4%
Unit sales information:
Retail vehicle unit sales	312,847	412,296	(24.1)%
Wholesale vehicle unit sales	156,545	193,260	(19.0)%
Per unit selling prices:
Retail vehicles	$24,018	$24,870	(3.4)%
Wholesale vehicles (4)	$10,527	$10,965	(4.0)%
Per retail unit gross profit:
Retail vehicle gross profit (5)	$2,385	$900	165.0%
Wholesale gross profit	719	325	121.2%
Other gross profit	2,407	1,797	33.9%
Total gross profit	$5,511	$3,022	82.4%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (6)	$888	$580	53.1%
Wholesale marketplace:
Wholesale marketplace units sold	871,200	485,333	NM
Wholesale marketplace revenues	$856	$490	NM
Wholesale marketplace gross profit (7)	$86	$22	NM

(1) Includes $19 and $32, respectively, of wholesale sales and revenues from related parties.
(2) Includes $145 and $176, respectively, of other sales and revenues from related parties.
(3) Includes $0 and $16, respectively, of share-based compensation expense related to a commitment by the Company’s CEO, Ernest Garcia III to grant all employees as of January 5, 2022, 23 shares of Class A common stock from his personal shareholdings once employees reach their two-year employment anniversary (the “CEO Milestone Gift” or the “Gift”).
(4) Excludes wholesale marketplace revenues and wholesale marketplace units sold.
(5) Includes $0 and $39, respectively, of share-based compensation expense related to the CEO Milestone Gift.
(6) Excludes wholesale marketplace gross profit and wholesale marketplace units sold.
(7) Includes $102 and $62, respectively, of depreciation and amortization expense.
NM = Not Meaningful (For the twelve months ended December 31, 2022, only includes wholesale marketplace data from the date of the ADESA Acquisition of May 9, 2022.)

Retail Vehicle Sales

Retail vehicle sales decreased by $2.74 billion to $7.51 billion during the year ended December 31, 2023 compared to $10.25 billion during the year ended December 31, 2022. The decrease in revenue was primarily due to a decrease in the number of retail vehicles sold to 312,847 from 412,296 during the years ended December 31, 2023 and 2022, respectively. The decrease in retail units sold was driven by various macroeconomic factors including increased interest rates and inflation, leading to decreased vehicle affordability, as well as our increased focus on profitability initiatives, which have led to lower advertising levels and inventory size. Additionally, there was a decrease in the average selling price of our retail units sold to $24,018 in the year ended December 31, 2023 from $24,870 in the prior year, due primarily to overall depreciation in the used vehicle market, despite improvements in turn times compared to the year ended December 31, 2022.

Wholesale Sales and Revenues

Wholesale sales and revenues decreased by $105 million to $2.5 billion during the year ended December 31, 2023, compared to $2.6 billion during the year ended December 31, 2022. Wholesale marketplace revenues, which were only included in our results from operations subsequent to the ADESA Acquisition, were higher during the year ended December 31, 2023 at $856 million, compared to $490 million during the year ended December 31, 2022, primarily due to an increase in wholesale marketplace units sold to 871,200 during the year ended December 31, 2023, compared to 485,333 during the year ended December 31, 2022. This was offset by a decrease in wholesale units sold that were acquired from customers on our website to 156,545 from 193,260 during the years ended December 31, 2023 and 2022, respectively.

Other Sales and Revenues

Other sales and revenues increased by $12 million to $753 million during the year ended December 31, 2023, compared to $741 million during the year ended December 31, 2022. The increase was primarily due to an increase in gain on loan sales as a result of more loan sales during the year ended December 31, 2023, higher interest income due to higher levels of finance receivables held for sale during the year, and revenue related to our Root Warrants. This increase was partially offset by the decrease in retail units sold during the year ended December 31, 2023.

Retail Vehicle Gross Profit

Retail vehicle gross profit increased by $375 million to $746 million during the year ended December 31, 2023, compared to $371 million during the year ended December 31, 2022. This increase was driven primarily by an increase in retail vehicle gross profit per unit to $2,385 for the year ended December 31, 2023, compared to $900 for the year ended December 31, 2022. The per unit increase was primarily driven by lower average days to sale and lower reconditioning and inbound transport costs on retail vehicles sold during the year ended December 31, 2023 as part of our profitability initiatives.

Wholesale Gross Profit

Wholesale gross profit increased by $91 million to $225 million during the year ended December 31, 2023, compared to $134 million during the year ended December 31, 2022. This increase was primarily driven by an increase in wholesale marketplace gross profit by $64 million to $86 million during the year ended December 31, 2023, compared to $22 million during the year ended December 31, 2022, which only included the results of ADESA subsequent to acquisition. Additionally, the increase was driven by an increase in wholesale vehicle gross profit per wholesale unit to $888 from $580 for the years ended December 31, 2023 and 2022, respectively, partially offset by a decrease in wholesale units sold to 156,545 from 193,260, respectively. The increase in wholesale vehicle gross profit per wholesale unit was primarily a result of lower acquisition costs of wholesale vehicles sold during the year ended December 31, 2023.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Years Ended December 31,
	2023	2022

	(in millions)
Compensation and benefits (1)	$662	$917
CEO Milestone Gift (2)	(1)	26
Advertising	228	490
Market occupancy (3)	71	93
Logistics (4)	119	235
Other (5)	717	975
Total	$1,796	$2,736

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

Selling, general and administrative expenses decreased by $940 million to $1.8 billion during the year ended December 31, 2023 compared to $2.7 billion during the year ended December 31, 2022. During 2022, we implemented a number of profitability initiatives to reduce selling, general and administrative expenses, which continued throughout 2023 and included reducing our employee headcount, integrating real estate acquired as part of the ADESA Acquisition and reducing our corporate office footprint, and improving the targeting of our advertising spend. In addition, the reduction in retail units sold contributed to reductions in several categories of selling, general and administrative expenses.

During the years ended December 31, 2023 and 2022, we realized a benefit of $1 million and an expense of $26 million, respectively, related to the CEO Milestone Gift within selling, general and administrative expense, which is presented separately above, as a result of more forfeitures than employees continuing to vest.

Interest Expense

Interest expense increased by $146 million to $632 million during the year ended December 31, 2023 compared to $486 million during the year ended December 31, 2022, primarily due to increased interest associated with the Senior Secured Notes.

Gain on Debt Extinguishment

Gain on debt extinguishment was $878 million during the year ended December 31, 2023, primarily due to the exchange of $5.5 billion in principal of Senior Unsecured Notes for $4.2 billion in principal of Senior Secured Notes and $341 million in cash, along with the write off of $66 million of debt issuance costs and a $40 million deferred premium on a portion of the Senior Secured Notes.

Other (Income) Expense, Net

Other (income) expense, net changed by $71 million to income of $1 million during the year ended December 31, 2023 compared to an expense of $70 million during the year ended December 31, 2022. The change was primarily due to an expense related to the fair value associated with our Root Warrants during the year ended December 31, 2022, partially offset by a tax receivable agreement expense associated with the gain recognized on the Offers (as defined in Note 10 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K).

Income Tax Provision

Income tax provision increased by $24 million to $25 million during the year ended December 31, 2023 compared to $1 million during the year ended December 31, 2022. The increase was primarily due to the income tax expense related to the cancellation of debt income recognized on the exchange of $5.5 billion in principal of Senior Unsecured Notes for $4.2 billion in principal of Senior Secured Notes and $341 million in cash.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we also present the following non-GAAP measures: Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A, non-GAAP; and Total SG&A per retail unit, non-GAAP.

Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A, non-GAAP; and Total SG&A per retail unit, non-GAAP

Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A, non-GAAP; and Total SG&A per retail unit, non-GAAP are supplemental measures of operating performance that do not represent and should not be considered an alternative to net income (loss), gross profit, or SG&A, as determined by GAAP.

Adjusted EBITDA is defined as net income (loss) plus income tax provision, interest expense, other (income) expense, net, depreciation and amortization in cost of sales and SG&A, goodwill impairment, share-based compensation including the CEO Milestone Gift in cost of sales and SG&A, and restructuring costs, minus revenue related to our Root Warrants and gain on debt extinguishment. Following the ADESA Acquisition, we are also excluding depreciation and amortization in cost of sales, which was historically only a small component of cost of sales. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of total revenues.

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

A reconciliation of Adjusted EBITDA to net income (loss), Gross profit, non-GAAP to gross profit, and SG&A, non-GAAP to SG&A, which are the most directly comparable GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A per retail unit, non-GAAP is as follows:

	Years Ended December 31,
	2023	2022	2021

	(dollars in millions, except per unit amounts)
Net income (loss)	$150	$(2,894)	$(287)
Income tax provision	25	1	1
Interest expense	632	486	176
Other (income) expense, net	(1)	70	6
Depreciation and amortization expense in cost of sales	169	114	24
Depreciation and amortization expense in SG&A	183	200	105
Share-based compensation expense in cost of sales	—	16	—
Share-based compensation expense in SG&A	73	69	39
Goodwill impairment	—	847	—
Root warrant revenue	(21)	(7)	—
Gain on debt extinguishment	(878)	—	—
Restructuring (1)	7	57	—
Adjusted EBITDA	$339	$(1,041)	$64

Total revenues	$10,771	$13,604	$12,814
Net income (loss) margin	1.4%	(21.3)%	(2.2)%
Adjusted EBITDA margin	3.1%	(7.7)%	0.5%

Gross profit	$1,724	$1,246	$1,929
Depreciation and amortization expense in cost of sales	169	114	24
Share-based compensation expense in cost of sales	—	16	—
Root warrant revenue	(21)	(7)	—
Restructuring (1)	—	7	—
Gross profit, non-GAAP	$1,872	$1,376	$1,953

Retail vehicle unit sales	312,847	412,296	425,237
Total gross profit per retail unit	$5,511	$3,022	$4,537
Total gross profit per retail unit, non-GAAP	$5,984	$3,337	$4,593

SG&A	$1,796	$2,736	$2,033
Depreciation and amortization expense in SG&A	183	200	105
Share-based compensation expense in SG&A	73	69	39
Restructuring (1)	7	50	—
SG&A, non-GAAP	$1,533	$2,417	$1,889

Retail vehicle unit sales	312,847	412,296	425,237
Total SG&A per retail unit	$5,741	$6,636	$4,781
Total SG&A per retail unit, non-GAAP	$4,900	$5,862	$4,442

(1) For the year ended December 31, 2022, includes $28 million of lease termination fees, net of amounts written off for the corresponding operating lease right-of-use assets and operating lease liabilities which were terminated, $26 million of expenses associated with the workforce reductions, of which $7 million was recorded to cost of sales, and $3 million of other restructuring-related costs.

Liquidity and Capital Resources

General

We generate cash from the sale of retail vehicles, the sale of wholesale vehicles, proceeds from the sale of finance receivables originated in connection with the sale of retail vehicles, and sales of ancillary products such as VSCs and GAP waiver coverage. We generate additional cash flows through our financing activities including our short-term revolving inventory and finance receivable facilities and real estate and equipment financing, the issuance of long-term notes, and new issuances of equity. Historically, cash generated from financing activities has funded growth and expansion into new markets and strategic initiatives and we expect this to continue in the future.

In response to the macroeconomic environment in 2022 and 2023, we increased focus on driving profitability through initiatives to better conform our expense structure to unit volume levels. We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months.

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts in the long-term will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our future capital requirements will depend on many factors, including our ability to refinance indebtedness, our ability to obtain supplemental liquidity through additional debt, equity, including the issuance of equity pursuant to the ATM Program discussed below, strategic relationships or other arrangements on terms available or acceptable to us, our rate of revenue growth, our construction of IRCs and vending machines, the timing and extent of our spending to support our technology and software development efforts, our advertising spend, and increased population coverage. If we need to obtain supplemental liquidity, there can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future.

On July 19, 2023, the Company entered into an agreement (the "Distribution Agreement"), pursuant to which the Company may offer and sell from time to time up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate number of 35 million shares of Class A common stock pursuant to one or more "at-the-market offerings," as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "ATM Program"). In the fiscal year ended December 31, 2023, we issued 7.2 million shares of Class A common stock at a weighted-average issuance price per share of $46.94, for gross proceeds of $336 million, which we are using for general corporate purposes. However, there can be no assurance that we will sell further shares of Class A common stock through the ATM Program, or otherwise.

In addition, on August 18, 2023, we entered into a Securities Purchase Agreement with the Garcia Parties pursuant to which we issued 3.4 million Class A LLC Units in Carvana Group (the "Class A Units"), together with 2.7 million shares of Class B common stock, at a price equivalent to $46.31 per share of Class A common stock of the Company, or $37.048 per Class A Unit on an as-exchanged basis. For further information regarding Class A Units and Class B common stock, please see Note 11 — Stockholders' Equity (Deficit).

On September 1, 2023, we completed offers whereby we exchanged validly tendered senior unsecured notes (collectively the "Senior Unsecured Notes") for newly issued Senior Secured Notes (the "Exchange Offers"). Concurrently with the Exchange Offers, we also completed a cash tender offer to purchase any and all outstanding 5.625% senior unsecured notes due 2025 (the "2025 Senior Unsecured Notes") for cash at a purchase price of 85.0% of the aggregate principal amount thereof (the "Cash Tender Offer" and together with the Exchange Offers, the "Offers"). Upon consummation of the Offers, we successfully exchanged Senior Unsecured Notes with an aggregate outstanding principal balance of $5.5 billion for $4.2 billion in aggregate principal balance of newly issued Senior Secured Notes, paid $341 million in cash for validly tendered 2025 Senior Unsecured Notes, and paid $146 million in cash related to accrued and unpaid interest for validly tendered Senior Unsecured Notes.

Finally, subject to the restrictions in the indentures governing the Senior Secured Notes, we or our affiliates may, at any time, and from time to time, repurchase portions of our Class A common stock, our Senior Unsecured Notes, our Senior Secured Notes, or any other securities we may issue, from time to time, in open market transactions, privately negotiated transactions, in exchange for property or other securities or otherwise. Any repurchase decisions will be made after consideration of market conditions and liquidity needs and will be upon such terms and at such prices as we determine appropriate. However, there is no guarantee that a repurchase will take place.

Liquidity Resources

We had the following committed liquidity resources as well as pledging and other basket capacity available as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(in millions)
Cash and cash equivalents	$530	$434
Availability under short-term revolving facilities (1)	1,006	1,314
Committed liquidity resources available	$1,536	$1,748
Unpledged real estate not included above (2)	—	1,971
Super senior debt capacity	1,262	—
Pari passu senior debt capacity	250	—
Unpledged beneficial interests in securitizations	80	69
Total liquidity resources	$3,128	$3,788

(1) Based on pledging all eligible vehicles and finance receivables under the Floor Plan Facility and Finance Receivables Facilities, excluding the impact to restricted cash requirements.
(2) Total unpledged gross real estate assets minus committed sale leasebacks. Includes $1.1 billion of ADESA unpledged real estate assets as of December 31, 2022.

Our total liquidity resources are composed of cash and cash equivalents, availability under existing credit facilities, and additional unpledged assets, including real estate and securities, on our balance sheet that can be financed using traditional asset-based financing sources, and additional capacity under the indentures governing our Senior Secured Notes, which allow us to incur additional debt that can be senior or pari passu in lien priority as to the collateral securing the obligations under the Senior Secured Notes.

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

As of December 31, 2023 and 2022, the short-term revolving facilities had a total commitment of $4.2 billion and $4.8 billion, an outstanding balance of $668 million and $1.5 billion, and unused capacity of $3.5 billion and $3.2 billion, respectively.

As of December 31, 2022, unpledged real estate assets include real estate acquired as part of the ADESA Acquisition, and IRC, vending machine, and hub real estate assets that had not been sold and were not pledged on the period end date. Since our first sale-leaseback transaction in 2017, we have historically had flexible access to real estate financing and may continue to use various forms of real estate financing in the future, subject to the indentures governing the Senior Secured Notes. As of December 31, 2023, substantially all real estate was pledged as security for the Senior Secured Notes.

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

Additionally, in January 2024, we amended our Master Purchase and Sale Agreement to, among other things, reestablish the commitment by the purchaser to purchase up to $4.0 billion of principal balances of finance receivables between January 11, 2024 and January 10, 2025.

To optimize our cost of capital, in any given period we may choose not to maximize borrowings on our short-term revolving facilities, maximize revolving commitment size, or immediately sale-leaseback real estate; and we may also choose to retain beneficial interests in securitizations for varying amounts of time. This has the benefit of reducing interest expense and debt issuance costs and providing flexibility to minimize financing costs over time.

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

In the ordinary course of business, we sponsor and engage in securitization transactions to sell our finance receivables to a diverse pool of investors. These securitizations involve unconsolidated variable interest entities in which we retain at least 5% of the credit risk of the underlying finance receivable by holding at least 5% of the notes and certificates issued by these entities. We are exposed to market risk in the securitization market. See Note 9 — Securitizations and Variable Interest Entities of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further discussion regarding our transactions with unconsolidated variable interest entities.

In addition, we also invest in and generate several types of assets, including vehicle inventory, finance receivables, retained beneficial interests in securitizations, and real estate. To maximize capital efficiency, we generally seek to finance these assets with matched sources of asset-based financing, including short-term revolving facilities for vehicle inventory and finance receivables, beneficial interests financing for retained beneficial interests in securitizations, and sale-leaseback or other real estate financing for IRCs and vending machines. We have historically used these sources of financing to finance our investment in these assets and expect to continue to do so in the future.

As of December 31, 2023 and 2022, our outstanding principal amount of indebtedness, including finance leases, was $6.3 billion and $8.4 billion, respectively, summarized in the table below. See Note 10 — Debt Instruments and Note 16 — Leases of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further information on our debt and finance leases.

	December 31,
	2023	2022

	(in millions)
Asset-Based Financing:
Inventory	$113	$569
Finance receivables and beneficial interests	848	1,233
Transportation fleet (1)	267	375
Real estate (2)	485	489
Total asset-based financing	1,713	2,666
Senior Secured Notes	4,378	—
Senior Unsecured Notes	205	5,725
Total debt	6,296	8,391
Less: unamortized debt issuance costs (3)	(60)	(82)
Plus: unamortized premium (4)	37	—
Total debt, net	$6,273	$8,309

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
(4) The unamortized premium relates to a portion of the Offers (as defined in Note 10 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K) which was accounted for as a debt modification.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the years ended December 31, 2023, and 2022:

	Years Ended December 31,
	2023	2022

	(in millions)
Net cash provided by (used in) operating activities	$803	$(1,324)
Net cash provided by (used in) investing activities	31	(2,583)
Net cash (used in) provided by financing activities	(868)	3,899
Net decrease in cash, cash equivalents and restricted cash	(34)	(8)
Cash, cash equivalents, and restricted cash at beginning of period	628	636
Cash, cash equivalents, and restricted cash at end of period	$594	$628

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and cash used to acquire customers. Cash provided by and used in operating activities was $0.8 billion and $1.3 billion for the years ended December 31, 2023 and 2022, respectively, an increase in cash provided by operating activities of $2.1 billion, primarily due to decreased net finance receivables held for sale and vehicle inventory acquisitions, along with decreased selling, general and administrative expenses and reconditioning costs due to our profitability initiatives.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment to expand our operations. Cash provided by and used in investing activities was $31 million and $2.6 billion during the years ended December 31, 2023 and 2022, respectively, a decrease in cash used in investing activities of $2.6 billion, primarily driven by the $2.2 billion used for the ADESA Acquisition in May 2022 and decreased purchases of property and equipment in the year ended December 31, 2023 as part of our effort to reduce our capital expenditures.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including paying down our short-term revolving facilities. Cash used in and provided by financing activities was $0.9 billion and $3.9 billion during the years ended December 31, 2023 and 2022, respectively, a decrease in cash provided by financing activities of $4.8 billion. During the year ended December 31, 2023, we launched an ATM Program and sold Class A common stock for net proceeds of $327 million, entered into a Securities Purchase Agreement with the Garcia Parties and sold Class A LLC Units together with Class B common stock for proceeds of $126 million, and completed the Offers whereby we paid $341 million in cash for validly tendered 2025 Senior Unsecured Notes and $48 million in related debt issuance costs. During the year ended December 31, 2022, we completed an equity offering for net proceeds of $1.2 billion and a notes offering of $3.275 billion as part of our financing for the ADESA Acquisition. The remaining change primarily relates to decreased net proceeds from short-term revolving facilities.

Contractual Obligations and Commitments

We are party to contractual obligations involving commitments to third parties for which we believe we have sufficient liquidity to fund our operations and meet our obligations as they come due. These contractual obligations impact our liquidity and future capital requirements and primarily consist of long-term debt and related interest payments, leases, short-term revolving facilities, financing of beneficial interests in securitizations, and other purchase obligations and commitments. See Note 8 — Finance Receivable Sale Agreements, Note 10 — Debt Instruments, Note 16 — Leases, and Note 17 — Commitments and Contingencies of the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, for more information related to these contractual obligations and commitments.

Fair Value Measurements

We report money market securities, certain receivables, warrants to acquire Root's Class A common stock and beneficial interests in securitizations at fair value. See Note 18 — Fair Value of Financial Instruments, included in Part II, Item 8, "Financial Statement and Supplementary Data," of this Annual Report on Form 10-K, which is incorporated into this item by reference.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to Note 2 — Summary of Significant Accounting Policies of the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, for more detailed information regarding our critical accounting policies.

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

Beneficial Interests in Securitizations

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. See Note 18 — Fair Value of Financial Instruments, included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further detail on the discount rates.

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

Interest Rate Risk

Our primary market risk exposure related to our debt is changing interest rates. We had total outstanding debt of $668 million under our short-term revolving facilities at December 31, 2023. Amounts outstanding under our short-term revolving facilities are generally due within one year and bear a variable interest rate of a fixed spread to a prime rate or SOFR. Refer to Note 10 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for more detail on this variable interest rate. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates would result in a change to annual interest expense of $8 million at December 31, 2023. Our interest expense increased by $146 million to $632 million during the year ended December 31, 2023 compared to $486 million during the year ended December 31, 2022, primarily as a result of increased interest associated with the Senior Secured Notes.

Our long-term debt, consisting of our Senior Notes (as defined in Note 10 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K), notes payable, and finance leases have fixed interest rates and terms, and as such, we consider the associated risk to our results of operations from changes in market rates of interest to be minimal.

We are also exposed to interest rate risk arising from market rate adjustments as they pertain to our securitization transactions and variable rate debt borrowings. Future sales of our finance receivables and interest expense may be affected by changes in market rates. We have previously managed these interest rate exposures through the use of derivative instruments such as interest rate swap contracts and cap agreements, and may continue to do so in the future.

Inflation Risk

We are affected by inflationary factors such as decreased vehicle affordability, including as a result of high interest rates, and increases in supply chain and logistics costs, materials costs, and labor costs. We do not believe that inflation has historically had a material effect on our business, financial condition, or results of operations. However, given the current macroeconomic environment and its effect on our results of operations in the year ended December 31, 2023, which were primarily fewer units sold, we will continue to look for ways to manage any changes in consumer purchasing behavior and increased costs, both of which may continue to adversely affect our business, financial condition, and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Carvana Co.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carvana Co. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2024 expressed an unqualified opinion.

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

Critical audit matter
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

Derecognition of Transferred Finance Receivables
As described further in Notes 2, 8, and 9 to the financial statements, the Company is party to various transfer agreements pursuant to which it sells finance receivables meeting specified underwriting criteria to financing partners, and also transfers its finance receivables to securitization trusts as asset backed securitization transactions. The Company's transfers of finance receivables to financing partners and asset backed securitizations are considered sales of financial assets in accordance with Accounting Standards Codification (ASC) 860, Transfers and Servicing (“ASC 860”). ASC 860 outlines certain criteria in order for the Company to derecognize the finance receivables upon the completion of the transfer, as presented within the statements of cash flows. We identified the determination that the transfers of finance receivables meet the derecognition criteria of ASC 860 as a critical audit matter.

The principal consideration for our determination that transfers of finance receivables meet the derecognition criteria of ASC 860 is a critical audit matter is because the transfers of finance receivables from the Company to both its financing partners and securitization trusts requires complex auditor judgments to determine that these transactions meet the derecognition criteria of ASC 860, specifically evaluating the legal isolation criteria of the transferred finance receivables from the Company.

Our audit procedures related to the determination that transfers of finance receivables meet the derecognition criteria of ASC 860 included the following, among others:

•We tested the design and operating effectiveness of management's review control over the accounting determination that the transfers of finance receivables meet the derecognition criteria set forth in ASC 860.
•We read the various transfer and sale agreements between the Company and its financing partners and securitization trusts, assessed the true sale and non-consolidation legal opinions provided by management's experts, and evaluated the information with respect to management's analysis of the criteria set forth in ASC 860 to permit the derecognition of the finance receivables.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Southfield, Michigan
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Carvana Co.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carvana Co. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 22, 2024

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par values)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$530	$434
Restricted cash	64	194
Accounts receivable, net	266	253
Finance receivables held for sale, net	807	1,334
Vehicle inventory	1,150	1,876
Beneficial interests in securitizations	366	321
Other current assets, including $3 and $6, respectively, due from related parties	138	182
Total current assets	3,321	4,594
Property and equipment, net	2,982	3,244
Operating lease right-of-use assets, including $10 and $14, respectively, from leases with related parties	455	536
Intangible assets, net	52	70
Other assets, including $0 and $1, respectively, due from related parties	261	254
Total assets	$7,071	$8,698
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities, including $7 and $16, respectively, due to related parties	$596	$777
Short-term revolving facilities	668	1,534
Current portion of long-term debt	189	201
Other current liabilities, including $3 and $4, respectively, from leases with related parties	83	80
Total current liabilities	1,536	2,592
Long-term debt, excluding current portion	5,416	6,574
Operating lease liabilities, excluding current portion, including $7 and $9, respectively, from leases with related parties	433	507
Other liabilities, including $11 and $0, respectively, due to related parties	70	78
Total liabilities	7,455	9,751
Commitments and contingencies (Note 17)
Stockholders' deficit:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized, 114,239 and 106,037 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized, 85,619 and 82,900 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid in capital	1,869	1,558
Accumulated deficit	(1,626)	(2,076)
Total stockholders' equity (deficit) attributable to Carvana Co.	243	(518)
Non-controlling interests	(627)	(535)
Total stockholders' deficit	(384)	(1,053)
Total liabilities & stockholders' deficit	$7,071	$8,698

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Sales and operating revenues:
Retail vehicle sales, net	$7,514	$10,254	$9,851
Wholesale sales and revenues, including $19, $32, and $54 respectively, from related parties	2,504	2,609	1,920
Other sales and revenues, including $145, $176, and $208, respectively, from related parties	753	741	1,043
Net sales and operating revenues	10,771	13,604	12,814
Cost of sales, including $4, $22, and $65, respectively, to related parties	9,047	12,358	10,885
Gross profit	1,724	1,246	1,929
Selling, general and administrative expenses, including $33, $33, and $27, respectively, to related parties	1,796	2,736	2,033
Goodwill impairment	—	847	—
Interest expense	632	486	176
Gain on debt extinguishment	(878)	—	—
Other (income) expense, net	(1)	70	6
Net income (loss) before income taxes	175	(2,893)	(286)
Income tax provision	25	1	1
Net income (loss)	150	(2,894)	(287)
Net loss attributable to non-controlling interests	(300)	(1,307)	(152)
Net income (loss) attributable to Carvana Co.	450	(1,587)	(135)
Net income (loss) attributable to Class A common stockholders	$450	$(1,587)	$(135)

Net earnings (loss) per share of Class A common stock - basic	$4.12	$(15.74)	$(1.63)
Net earnings (loss) per share of Class A common stock - diluted	$0.75	$(15.74)	$(1.63)

Weighted-average shares of Class A common stock outstanding - basic (1)	109,323	100,828	82,805
Weighted-average shares of Class A common stock outstanding - diluted	200,578	100,828	82,805
(1) Weighted-average shares of Class A common stock outstanding - basic have been adjusted for unvested restricted stock awards.

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2020	76,512	$—	95,592	$—	$742	$(354)	$414	$802
Net loss	—	—	—	—	—	(135)	(152)	(287)
Exchanges of LLC Units	13,145	—	(12,692)	—	43	—	(43)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	908	—	—	908
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(908)	—	—	(908)
Issuance of Class A common stock to settle vested restricted stock units	218	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	2	—	—	—	1	—	—	1
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(22)	—	—	—	(39)	—	—	(39)
Options exercised	75	—	—	—	1	—	—	1
Equity-based compensation	—	—	—	—	47	—	—	47
Balance, December 31, 2021	89,930	$—	82,900	$—	$795	$(489)	$219	$525
Net loss	—	—	—	—	—	(1,587)	(1,307)	(2,894)
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	15,625	—	—	—	1,227	—	—	1,227
Adjustments to the non-controlling interests related to equity offering	—	—	—	—	(554)	—	554	—
Exchanges of LLC Units	46	—	—	—	1	—	(1)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	22	—	—	22
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(22)	—	—	(22)
Contribution of Class A common stock from related party	(128)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	390	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	86	—	—	—	1	—	—	1
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(8)	—	—	(8)
Options exercised	88	—	—	—	3	—	—	3
Equity-based compensation	—	—	—	—	93	—	—	93
Balance, December 31, 2022	106,037	$—	82,900	$—	$1,558	$(2,076)	$(535)	$(1,053)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Net income (loss)	—	—	—	—	—	450	(300)	150
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	7,157	—	—	—	327	—	—	327
Issuance of Class B common stock and LLC Units	—	—	2,721	—	—	—	126	126
Adjustment to non-controlling interests related to equity offerings	—	—	—	—	(83)	—	83	—
Exchanges of LLC Units	31	—	(2)	—	1	—	(1)	—
Contribution of Class A common stock from related party	(63)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	1,057	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	33	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(30)	—	—	—	(15)	—	—	(15)
Options exercised	17	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	81	—	—	81
Balance, December 31, 2023	114,239	$—	85,619	$—	$1,869	$(1,626)	$(627)	$(384)

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$150	$(2,894)	$(287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	352	261	105
Goodwill impairment	—	847	—
Equity-based compensation expense	73	69	39
Loss on disposal of property and equipment	8	14	1
Gain on debt extinguishment	(878)	—	—
Payment-in-kind interest expense	184	—	—
Provision for bad debt and valuation allowance	38	23	28
Amortization and write-off of debt issuance costs	24	27	11
Unrealized (gain) loss on warrants to acquire Root Class A common stock	(3)	80	24
Unrealized gain on beneficial interests in securitizations	(14)	(6)	(7)
Changes in finance receivable related assets:
Originations of finance receivables	(6,041)	(7,214)	(7,306)
Proceeds from sale of finance receivables, net	6,594	6,297	7,391
Gain on loan sales	(434)	(411)	(717)
Principal payments received on finance receivables held for sale	186	190	206
Other changes in assets and liabilities:
Vehicle inventory	711	1,354	(2,086)
Accounts receivable	(22)	145	(148)
Other assets	39	(83)	(105)
Accounts payable and accrued liabilities	(166)	(46)	247
Operating lease right-of-use assets	81	21	(213)
Operating lease liabilities	(71)	15	223
Other liabilities	(8)	(13)	—
Net cash provided by (used in) operating activities	803	(1,324)	(2,594)
Cash Flows from Investing Activities:
Purchases of property and equipment	(87)	(512)	(557)
Proceeds from disposal of property and equipment	72	44	—
Payments for acquisitions, net of cash acquired	(7)	(2,196)	—
Purchases of investments	—	—	(126)
Principal payments received on and proceeds from sale of beneficial interests	53	81	56
Net cash provided by (used in) investing activities	31	(2,583)	(627)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	6,709	12,982	14,600
Payments on short-term revolving facilities	(7,575)	(13,501)	(12,587)
Proceeds from issuance of long-term debt	132	3,435	1,650
Payments on long-term debt	(503)	(165)	(73)
Payments of debt issuance costs	(69)	(75)	(24)
Net proceeds from issuance of Class A common stock and LLC Units	453	1,227	—
Proceeds from equity-based compensation plans	—	4	2
Tax withholdings related to restricted stock units and awards	(15)	(8)	(40)
Net cash (used in) provided by financing activities	(868)	3,899	3,528
Net (decrease) increase in cash, cash equivalents and restricted cash	(34)	(8)	307
Cash, cash equivalents, and restricted cash at beginning of period	628	636	329
Cash, cash equivalents, and restricted cash at end of period	$594	$628	$636
See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub LLC (collectively, "Carvana Co.", and together with its consolidated subsidiaries, the "Company"), is the leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Using the website, customers can complete all phases of a used vehicle transaction, including financing their purchase, trading in their current vehicle, and purchasing complementary products such as vehicle service contracts ("VSC"), auto insurance, and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

Organization

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016, for the purpose of completing its initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Substantially all of the Company’s assets and liabilities represent the assets and liabilities of Carvana Group, except the Company's Senior Secured Notes and Senior Unsecured Notes (each as defined in Note 10 — Debt Instruments) which were issued by Carvana Co. and guaranteed by its and Carvana Group's existing domestic restricted subsidiaries, excluding, in the case of the Senior Unsecured Notes, ADESA US Auction, LLC ("ADESA"), and its subsidiaries.

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 11 — Stockholders' Equity (Deficit), the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of December 31, 2023, Carvana Co. owned approximately 56.6% of Carvana Group and the LLC Unitholders (as defined in Note 11 — Stockholders' Equity (Deficit)) owned the remaining 43.4%.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary. All intercompany balances and transactions have been eliminated.

Liquidity

The Company has incurred losses in prior periods and expects to incur additional losses in the future as it continues to shift priorities to focus on driving profitability through operating efficiency and reducing expenses. Historically, the Company's capital and liquidity needs were primarily satisfied through its debt and equity financings, operating cash flows, and short-term revolving facilities. During the year ended December 31, 2023, the Company (i) received net cash proceeds of $327 million from its "at-the-market offering" program and $126 million from its private placement of Class A Units and Class B common stock to the Garcia Parties; (ii) launched and closed an offer to exchange its Senior Unsecured Notes for new Senior Secured Notes that significantly reduced near-term cash interest expense and total debt outstanding; (iii) amended certain revolving credit facilities primarily to extend maturities; and (iv) on November 1, 2023, the Company resized the Floor Plan Facility to $1.5 billion and extended its maturity date to April 30, 2025. Management believes that current working capital, cash flows

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
from operations, and expected continued or new financing arrangements will be sufficient to fund operations for at least one year from the financial statement issuance date.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations.

Comprehensive Income (Loss)

During the years ended December 31, 2023, 2022, and 2021, the Company did not have any other comprehensive income (loss) and, therefore, the net income (loss) and comprehensive income (loss) were the same for all periods presented.

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

Restricted Cash

Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities and any undistributed amounts collected on the finance receivables pledged under the Company's finance receivable facilities as explained in Note 10 — Debt Instruments. As of December 31, 2023 and 2022, restricted cash also includes certain cash held for corporate insurance purposes.

Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from customers and their finance providers. The allowance for doubtful accounts is estimated based upon historical experience, current economic conditions, and other factors and is evaluated periodically. The allowance for doubtful accounts was $9 million and $12 million as of December 31, 2023 and 2022, respectively.

Finance Receivables Held for Sale, Net

Finance receivables include installment contracts the Company originates to its customers to facilitate vehicle sales. The Company classifies these receivables as held for sale, as it does not intend to hold the finance receivables it originates to maturity. The Company typically sells the finance receivables it originates, as explained in Note 8 — Finance Receivable Sale Agreements and Note 9 — Securitizations and Variable Interest Entities. The Company records a valuation allowance to report finance receivables at the lower of unpaid principal balance or fair value. To determine the fair value of finance receivables the Company utilizes industry-standard modeling, such as discounted cash flow analysis, factoring in the Company’s historical experience, the credit quality of the underlying receivables, loss trends and recovery rates, as well as the overall economic environment. For purposes of determining the valuation allowance, finance receivables are evaluated collectively to determine the allowance as they represent a large group of smaller-balance homogeneous loans. The allowance was $59 million and $36 million as of December 31, 2023 and 2022, respectively. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. Interest income on finance receivables held for sale is recognized when earned based

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
on contractual loan terms and is included in other sales and revenues. Loan origination costs are capitalized and recognized as a reduction to the gain on loan sale when the loans are sold.

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

Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company compares the sum of estimated undiscounted future cash flows expected to result from the use of the asset to the carrying value of the asset. When the carrying value of the asset exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by the which the carrying value of the asset exceeds the fair value of the asset. The Company periodically reassesses the useful lives of its long-lived assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. The Company recorded no impairment charges during the years ended December 31, 2023, 2022, and 2021. See Note 4 — Property and Equipment, Net for additional information on property and equipment.

Goodwill and Intangible Assets

Intangible assets are recognized and recorded at their acquisition date fair values. Definite-lived intangible assets consist of developed technology, customer relationships, and non-compete agreements and are generally amortized on a straight-line basis over their estimated useful lives. The Company determined the useful lives of its definite-lived intangible assets based on multiple factors including technological obsolescence, the make-up of the acquired customer base and expected attrition, and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically reassesses the useful lives of its definite-lived intangible assets when events or circumstances indicate

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
that useful lives have significantly changed from the previous estimate. No impairment charges related to intangible assets were recognized during the years ended December 31, 2023, 2022, or 2021.

Goodwill represents the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized but is tested annually or more frequently when events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all of its operations when analyzing for potential impairment. When conducting annual or interim impairment assessments, if applicable, a two-step process is used. First, an optional qualitative evaluation is performed as to whether it is more likely than not that the fair value of the Company's sole reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, the Company is required to make assumptions and judgments including, but not limited to, an evaluation of macroeconomic conditions as they relate to the business, industry and market trends, as well as the overall future financial performance of the reporting unit. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no additional tests are performed. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company performs a second step consisting of a quantitative assessment of goodwill impairment. This assessment requires the Company to compare the fair value of its reporting unit with its carrying value. If the carrying amount exceeds the fair value, an impairment charge will be recognized. In performing this assessment, the Company is required to make assumptions and judgments including, but not limited to, financial projections, discount rate, and future market conditions. During the year ended December 31, 2022, the Company performed a quantitative goodwill impairment test for the Company's reporting unit and as a result recorded a non-cash goodwill impairment charge of $847 million, which is reflected as Goodwill impairment in the accompanying consolidated statements of operations.

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

Other assets consist of various items, including, among other items, investment in equity instruments (as further discussed in Note 18 — Fair Value of Financial Instruments), the purchase price adjustment receivables based on the performance of the Company's finance receivables, the receivable related to the excess cash reserves over realized claims of VSCs, collateral for insurance, and debt issuance costs on revolving debt instruments.

Accrued Liabilities

Accrued liabilities consist of various items payable within one year, including, among other items, accruals for sales tax, compensation and benefits, vehicle licenses and fees, interest expense on the Senior Unsecured Notes, reserves for returns and cancellations, and advertising expenses.

Other Liabilities

As of December 31, 2023 and 2022, other current liabilities primarily consist of the current portion of operating lease liabilities. Other liabilities consist of various items to be recognized beyond one year, including the deferred revenue associated with Root Warrants (as further discussed in Note 18 — Fair Value of Financial Instruments) and tax receivable agreement ("TRA") liability (as further discussed in Note 15 — Income Taxes).

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

Wholesale Sales and Revenues

The Company sells vehicles to wholesalers. These vehicles sold to wholesalers are primarily acquired from customers and do not meet the Company’s quality standards to list and sell through its website. The Company satisfies its performance obligation for wholesale sales and revenues when the wholesale purchaser obtains control of the underlying vehicle, which is upon delivery or pick up at an auction when the transfer of title, risks and rewards of ownership, and control pass to the wholesale purchaser. The Company recognizes revenue at the amount it expects to receive for the used wholesale vehicle, which is the fixed price determined at the auction, or for wholesale marketplace transactions, at the amount it expects to receive for auction fees charged in facilitating the transaction. The purchase price of the wholesale vehicle is typically due and collected within 30 days of delivery of the wholesale vehicle and auction fees are typically due within two days of a completed sale.

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

Under the master dealer agreement with DriveTime, the Company is also contractually entitled to receive profit-sharing revenues based on the performance of the VSCs once a required claims period has passed. This is a form of variable consideration the Company recognizes as revenue to the extent that it is probable that it will not result in a significant revenue reversal. The Company applies the expected value method, utilizing expected VSC performance based on historical claims and cancellation data from its customers, as well as other qualitative assumptions to estimate the amount it expects to receive. The Company reassesses the estimate each reporting period with any changes reflected as an adjustment to other sales and revenues in the period identified. Profit-sharing payments will begin when the underlying VSCs reach a specified level of claims history. As of December 31, 2023 and 2022, the Company had ending receivables of less than $1 million and $8 million, respectively, related to cumulative profit-sharing payments recognized as revenue to which it expects to be entitled. The receivables are included in other current assets and other assets on the accompanying consolidated balance sheets.

The Company accounts for sales of finance receivables in accordance with ASC Topic 860, Transfers and Servicing ("ASC 860"). ASC 860 states that a transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which the transferor surrenders control over those financial assets is accounted for as a sale only if all of the following conditions are met:

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

For the years ended December 31, 2023, 2022, and 2021, all transfers of finance receivables met the requirements for sale treatment. The Company records the gain on the sale of a finance receivable upon receipt of proceeds, in an amount equal to the fair value of the net proceeds received less the carrying amount of the finance receivable. The Company has made customary representations related to the sales of finance receivables. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the receivables would be accrued if probable and estimable in accordance with ASC 450, Contingencies. Any such obligations are considered in the Company's determination of the accounting for the transfers of the finance receivables under ASC 860.

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

Advertising Costs

Advertising production costs are expensed the first time the advertising takes place. All other advertising costs are expensed as incurred. Advertising expenses are included in SG&A expenses on the accompanying consolidated statements of operations. Advertising expenses were $228 million, $490 million, and $479 million during the years ended December 31, 2023, 2022, and 2021, respectively.

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

Shipping and Handling

The Company's logistics costs related to transporting its used vehicle inventory include fuel, maintenance, and depreciation related to operating its own transportation fleet, and third-party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the inspection and reconditioning center are capitalized to inventory and then included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and were $119 million, $235 million, and $148 million during the years ended December 31, 2023, 2022, and 2021, respectively, excluding compensation and benefits.

Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan (defined contribution plan) for its employees. The plan covers substantially all employees who have attained the age of 18. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. The Company provides matching contributions of 40% up to the first 6% of an employee’s compensation, which vests evenly over the employee’s initial five-year service period. On January 1, 2022, the plan was amended whereby prospective participants' employer matching contributions vest evenly over the employee's initial four-year service period. Employer contributions to the plan, net of forfeitures, were $8 million, $8 million,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
and $5 million for the years ended December 31, 2023, 2022, and 2021, respectively. Employer contributions are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Derivative Instruments and Hedging Activities

The Company from time to time enters into primarily short-term derivative instruments to manage risks arising from its business operations and economic conditions, primarily cash flow variability that may arise from interest rate changes between the time the Company originates finance receivables and the time it sells them through securitizations. The Company does not designate these derivative instruments as hedges under ASC 815, Derivatives and Hedging for hedge accounting treatment and as a result they are accounted for as economic hedges. Gains and losses related to the derivative instruments are included within other sales and revenues to follow the presentation of the hedged item within the accompanying consolidated statements of operations and any derivative instruments outstanding as of the end of the period are reported at fair value on the accompanying consolidated balance sheets.

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

The Company uses the three-tier hierarchy established by GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value to determine the fair value of its financial instruments. This hierarchy indicates to what extent the inputs used in the Company’s calculations are observable in the market. The different levels of the hierarchy are defined as follows:

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

The Company has elected the fair value option for its beneficial interests in securitizations, which primarily include notes and certificates of the securitization trusts. Electing the fair value option allows the Company to recognize changes in the fair value of these assets in the period the fair value changes. The changes in fair value are recorded within other (income) expense, net and amounts attributable to interest income are reported in interest expense, net as earned on the accompanying consolidated statements of operations. See Note 18 — Fair Value of Financial Instruments for additional information.

Segments

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Based on the way the Company manages its business, the Company has determined that it currently operates with one operating segment and therefore one reportable segment. The chief operating decision maker ("CODM") focuses on consolidated results in assessing operating performance and allocating resources. Furthermore, the Company offers similar

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
products and services and uses similar processes to sell those products and services to similar classes of customers throughout the United States ("U.S."). Substantially all revenue is generated and all assets are held in the U.S. for all periods presented.

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

Accounting Standards Issued But Not Yet Adopted

In November 2023, the Financial Accounting Standard Board “FASB” issued Accounting Standards Update “ASU” 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

NOTE 3 — BUSINESS COMBINATIONS

Acquisition of ADESA U.S. Physical Auction Business

On May 9, 2022, the Company completed its acquisition of 100% of the equity interests in the U.S. physical auction business of ADESA from Openlane, Inc., fka KAR Auction Services, Inc. for approximately $2.2 billion in cash (the "ADESA Acquisition"). Proceeds from the issuance and sale of the 2030 Senior Unsecured Notes (as defined below) were used to fund the acquisition. The acquisition included 56 auction sites throughout the U.S. with 6.5 million square feet of buildings on more than 4,000 acres of land, significantly expanding the Company's infrastructure and enhancing its customer offering by facilitating a broader selection of vehicles and faster delivery times.

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

Identifiable intangible assets acquired consist of the following (in millions):

	Fair Value	Useful Life
Customer relationships	$50	10 years
Developed technology	$29	3 years

Customer relationships were valued using the multi-period excess earnings method of the income approach. Developed technology was valued using the replacement cost method of the cost approach. Significant assumptions used in the valuations were forecasted revenues and attrition rate and are classified as Level 3 due to the lack of observable market data. No residual values were assigned to the customer relationships and developed technology intangible assets and they are amortized on an economic useful life basis commensurate with future anticipated cash flows and straight line, respectively. As of December 31, 2023, the remaining weighted-average amortization period for the intangible assets acquired was 5.6 years.

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

For the years ended December 31, 2023 and 2022, the Company recognized $856 million and $490 million, respectively, of wholesale sales and revenues, $770 million and $472 million, respectively, of cost of sales, and a net loss of $83 million and $101 million, respectively, from ADESA operations, which includes $122 million and $83 million, respectively, of depreciation and amortization, including acquired intangible assets amortization expense of $15 million for each year.

The following unaudited pro forma combined results of operations information for the years ended December 31, 2022 and 2021 have been prepared as if the ADESA Acquisition occurred on January 1, 2021:

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Unaudited
	Year ended December 31,
	2022	2021

	(in millions)
Revenues	$13,903	$13,675
Net loss	(3,024)	(571)
Net loss attributable to non-controlling interests	(1,343)	(276)
Net loss attributable to Carvana Co.	$(1,681)	$(295)
Net loss per share of Class A common stock - basic and diluted	$(15.89)	$(3.00)
Weighted-average shares of Class A common stock - basic and diluted	105,808	98,459

The unaudited pro forma combined results of operations information reflect the following pro forma adjustments:

	Unaudited
	Year ended December 31,
	2022	2021

	(in millions)
Interest expense	$123	$345
Lease expense	$5	$(16)
Depreciation and amortization expense	$13	$(6)
Intercompany revenues and cost of sales	$(7)	$(20)

The unaudited pro forma combined results of operations information is provided for informational purposes only and is not necessarily intended to represent the results that would have been achieved had the ADESA Acquisition been consummated on January 1, 2021 or indicative of the results that may be achieved in the future.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net, as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(in millions)
Land and site improvements	$1,331	$1,331
Buildings and improvements	1,344	1,267
Transportation fleet	570	673
Software	296	245
Furniture, fixtures, and equipment	144	158
Total property and equipment excluding construction in progress	3,685	3,674
Less: accumulated depreciation and amortization on property and equipment	(775)	(564)
Property and equipment excluding construction in progress, net	2,910	3,110
Construction in progress	72	134
Property and equipment, net	$2,982	$3,244

Depreciation and amortization expense on property and equipment was $386 million, $346 million, and $153 million for the years ended December 31, 2023, 2022, and 2021, respectively, of which $166 million, $183 million, and $103 million was recorded to selling, general, and administrative expense, respectively, $51 million, $49 million, and $26 million was capitalized

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
to vehicle inventory, respectively, and $169 million, $114 million, and $24 million were recorded to cost of sales, respectively, including $66 million, $52 million, and $24 million previously capitalized to vehicle inventory, respectively.

The Company capitalized internal use software costs totaling $56 million, $85 million, and $59 million during the years ended December 31, 2023, 2022, and 2021, respectively, which is included in software and construction in progress in the table above. The Company capitalized $42 million, $68 million, and $45 million during the years ended December 31, 2023, 2022, and 2021, respectively, of payroll and payroll-related costs, excluding equity-based compensation capitalized to property and equipment, for employees who are directly associated with and who devote time to the development of software products for internal use.

The Company capitalizes interest in connection with various construction projects to build, upgrade, or remodel certain of its facilities. During the years ended December 31, 2023, 2022, and 2021, the Company incurred total interest costs, net of interest income, of $637 million, $503 million, and $185 million, respectively, of which $5 million, $17 million, and $9 million, respectively, were capitalized.

NOTE 5 — INTANGIBLE ASSETS

The following table summarizes intangible assets, net as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(in millions)
Customer relationships	$50	$50
Developed technology	41	41
Non-compete agreements	—	1
Intangible assets, acquired cost	91	92
Less: accumulated amortization	(39)	(22)
Intangible assets, net	$52	$70

Amortization expense was $17 million, $16 million and $2 million during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the remaining weighted-average amortization period for definite-lived intangible assets was 5.0 years. The anticipated annual amortization expense to be recognized in future years as of December 31, 2023 is as follows:

Expected Future Amortization
(in millions)
2024	$18
2025	14
2026	7
2027	5
2028	3
Thereafter	5
Total	$52

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 6 — ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(in millions)
Accounts payable, including $7 and $16, respectively, due to related parties	$231	$232
Sales taxes and vehicle licenses and fees	77	76
Reserve for returns and cancellations	57	60
Accrued compensation and benefits	41	65
Customer deposits	30	23
Accrued interest expense (1)	7	99
Accrued advertising costs	4	7
Income tax liability	3	—
Accrued property and equipment	1	10
Other accrued liabilities	145	205
Total accounts payable and other accrued liabilities	$596	$777

(1) As discussed in Note 10 — Debt Instruments, accrued payment-in-kind ("PIK") interest is included in long-term debt within the accompanying consolidated balance sheets.

NOTE 7 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group, Inc. (together with its consolidated affiliates, collectively, "DriveTime"), a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all of the interests in DriveTime, entered into a lease agreement (the "DriveTime Lease Agreement") that governs the Company’s access to and utilization of temporary storage, reconditioning, offices and parking space at various DriveTime facilities, including hubs and inspection and reconditioning centers. The DriveTime Lease Agreement was most recently amended in December 2018. The last hub facility lease remaining under the DriveTime Lease Agreement expired in April 2023, and the leases for the inspection and reconditioning centers expire between 2024 and 2026, subject to renewal options.

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

Prior to expiration, the hub locations under the DriveTime Lease Agreement and the DriveTime Hub Lease Agreement both had cancellable lease terms of less than twelve months with rights to terminate at the Company's election with 60 days' prior written notice and certain one-year renewal options provided. At non-reconditioning locations, because it was not reasonably certain that the Company would exercise its options to extend the leases or abstain from exercising its termination rights within these lease agreements to create a lease term greater than one year, the Company accounted for them as short-term leases. For these locations, the Company made variable monthly lease payments based on its pro rata utilization of space at each facility plus a pro rata share of each facility’s actual insurance costs and real estate taxes. Management had determined that the costs allocated to the Company were based on a reasonable methodology. The DriveTime Lease Agreement also includes the Blue Mound and Delanco inspection and reconditioning centers. At both of these locations, the Company expects the lease to continue beyond twelve months, therefore those locations are not considered short-term leases. The Company occupies all of the space at these inspection and reconditioning centers and makes monthly lease payments based on DriveTime's actual rent expense. In addition, the Company is responsible for the actual insurance costs, tenant improvements required to conduct operations, and real estate taxes at these inspection and reconditioning center locations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In February 2017, the Company entered into a lease agreement with DriveTime for sole occupancy of a fully operational inspection and reconditioning center in Winder, Georgia. The lease has an initial term of eight years, subject to the Company's ability to exercise three renewal options of five years each.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $3 million, $4 million, and $5 million, for the years ended December 31, 2023, 2022, and 2021, respectively, allocated between inventory and selling, general, and administrative expenses.

Office Leases

In September 2016, the Company entered into a lease for office space in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of another floor in the same building. The lease and sublease each have a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company pays the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was $1 million during each of the years ended December 31, 2023, 2022, and 2021. The lease and sublease expire in February 2024.

In December 2019, Verde Investments, Inc., an affiliate of DriveTime ("Verde"), purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was $1 million during each of the years ended December 31, 2023, 2022, and 2021.

Wholesale Sales and Revenues

DriveTime purchases wholesale vehicles from, and sells wholesale vehicles to, both the Company and unrelated third parties through both competitive online auctions that are managed by unrelated third parties and the Company's wholesale marketplace platform. Additionally, beginning in September 2023, the Company provided DriveTime with reconditioning services through its wholesale marketplace platform. The Company recognized $19 million, $32 million, and $54 million of wholesale sales and revenues from DriveTime during the years ended December 31, 2023, 2022, and 2021, respectively.

Retail Vehicle Acquisitions and Reconditioning

During the second quarter of 2021, the Company began acquiring reconditioned retail vehicles from DriveTime. The purchase price of each vehicle was equal to the wholesale price of the vehicle plus a fee for transportation and reconditioning services. In addition, DriveTime performs reconditioning services for the Company at DriveTime reconditioning centers. As of December 31, 2023, and 2022, less than $1 million and $1 million, respectively, related to vehicles and reconditioning services were included in vehicle inventory in the accompanying consolidated balance sheets. The Company also recognized $4 million, $22 million, and $62 million of cost of goods sold during the years ended December 31, 2023, 2022, and 2021 respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. In November 2018, the Company amended the Master Dealer Agreement to allow the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. In August 2020 and April 2021, the Company and DriveTime further amended the Master Dealer Agreement to adjust excess reserve payment calculations and timing and the scope of DriveTime's after-sale administration services, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company recognized $138 million, $176 million, and $186 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations, and payments for excess reserves to

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
which it expects to be entitled. The commission earned on the sale of VSCs and expected payments for excess reserves is included in other sales and revenues in the accompanying consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers and administered a portion of the Company's GAP waiver coverage under the Master Dealer Agreement. Since the first quarter of 2020, the Company's GAP waiver coverage sales have been administered by an unrelated third party. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase and prior to the first quarter of 2020 paid a per-contract fee to DriveTime to administer a portion of the GAP waiver coverage it sells to its customers. The Company incurred $17 million, $18 million, and $15 million during the years ended December 31, 2023, 2022, and 2021, respectively, related to the administration of limited warranty.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime, pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). Finally, in December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). The Company recognized $7 million and $3 million in revenue during the years ended December 31, 2023 and 2022, respectively, under the Profit Sharing Agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $13 million, $10 million, and $6 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the years ended December 31, 2023, 2022, and 2021.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the years ended December 31, 2023, 2022, and 2021.

Accounts Payable Due to Related Party

As of December 31, 2023 and 2022, $7 million and $16 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contributions of Class A Common Stock From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in the fourth quarter of 2021, the Company's CEO, Ernest Garcia III ("Mr. Garcia"), committed to giving then-current employees 23 shares of Class A common stock each from his personal shareholdings once employees reach their two-year employment anniversary ("CEO Milestone Gift" or "Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vest after they complete their second year of employment, for a total of 435,035 RSUs granted during the period. For every gift that vests, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia contributes to the Company, at the end of each fiscal quarter, the number of shares of Class A common stock, granted pursuant to the CEO Milestone Gift, that have vested during such quarter. The shares contributed shall be shares of Class A common stock that Mr. Garcia individually owns, at no charge. The contribution is intended to fund RSU awards to certain employees of the Company upon their satisfying the applicable employment tenure requirements. During the years ended December 31, 2023 and 2022, 62,606 and 128,133 RSUs, respectively, vested and an equal number of shares of Class A common stock were contributed by Mr. Garcia. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has agreed to indemnify Mr. Garcia from any such obligations that may arise.

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

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with Ally Bank and Ally Financial Inc. (collectively the "Ally Parties"). Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. The Company and the Ally Parties amended the MPSA at various times throughout 2021, 2022, and 2023 to extend the scheduled commitment termination date to January 12, 2024, establish a commitment by the Ally Parties to purchase up to a maximum of $4.0 billion of principal balances of finance receivables between January 13, 2023 and the scheduled commitment termination date, and broaden the scope of finance receivables eligible for sale to the Ally Parties. On January 11, 2024, the Company and the Ally Parties amended the MPSA to reestablish the commitment by the Ally Parties to purchase up to $4.0 billion of principal balances of finance receivables between January 11, 2024 and January 10, 2025.

During the years ended December 31, 2023, 2022, and 2021, the Company sold $3.6 billion, $3.8 billion, and $2.1 billion, respectively, in principal balances of finance receivables under the MPSA and had $0.4 billion of unused capacity as of December 31, 2023.

Securitization Transactions

The Company sponsors and establishes securitization trusts to purchase finance receivables from the Company. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that the Company sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. The net proceeds from the sales are the fair value of the assets obtained as part of the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
transactions and typically include cash and at least 5% of the beneficial interests issued by the securitization trusts to comply with the Risk Retention Rules, as defined and further discussed in Note 9 — Securitizations and Variable Interest Entities.

During the years ended December 31, 2023, 2022 and 2021, the Company sold $2.8 billion, $2.4 billion and $5.0 billion, respectively, in principal balances of finance receivables through securitization transactions.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $434 million, $411 million, and $718 million during the years ended December 31, 2023, 2022, and 2021, respectively, which is included in other sales and revenues in the accompanying consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs, providing industry standard representations and warranties regarding the underlying finance receivables, and performing ministerial duties as the trust administrator. As of December 31, 2023, the Company is not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying consolidated balance sheets, which as of December 31, 2023 and 2022 were $366 million and $321 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of December 31, 2023 and 2022.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at December 31, 2023 and 2022. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	December 31, 2023		December 31, 2022
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$287	$287	$252	$252
Certificates and other assets	79	79	69	69
Total unconsolidated VIEs	$366	$366	$321	$321

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. As described in Note 10 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$294	$287	$268	$252
Certificates and other assets	71	79	43	69
Total securities available for sale	$365	$366	$311	$321

NOTE 10 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 16 — Leases, as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022

	(in millions)
Asset-based financing:
Floor plan facility	$113	$569
Finance receivable facilities	555	965
Financing of beneficial interest in securitizations	293	268
Notes payable	—	3
Real estate financing	485	486
Total asset-based financing	1,446	2,291
Senior Secured Notes (1)	4,378	—
Senior Unsecured Notes	205	5,725
Total debt	6,029	8,016
Less: current portion	(777)	(1,638)
Less: unamortized debt issuance costs (2)	(60)	(82)
Plus: unamortized premium (3)	37	—
Total included in long-term debt, net	$5,229	$6,296

(1) Includes $185 million of accrued PIK interest through December 31, 2023, which will increase the principal amount of Senior Secured Notes on February 15, 2024, the next semi-annual interest payment date.
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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Short-Term Revolving Facilities

Floor Plan Facility

The Company previously entered into a floor plan facility with a lender to finance its vehicle inventory, which was secured by Carvana LLC's vehicle inventory, general intangibles, accounts receivable, and finance receivables (as amended, the "Floor Plan Facility"). On September 1, 2023, the Company amended the Floor Plan Facility in connection with the issuance of the Senior Secured Notes discussed below to provide for an additional exclusive grant of collateral over certain deposit accounts and the cash on deposit in those accounts in favor of the lender and to amend certain other affirmative and negative covenants. The Company amended and restated the Floor Plan Facility on November 1, 2023, to resize the line of credit to $1.5 billion through April 30, 2025 and to lower the interest rate to (i) a prime rate plus 0.10% when amounts drawn under the facility are under 50% of the then current inventory balance and (ii) a prime rate plus 0.50% when amounts drawn are over 50%.

Under the Floor Plan Facility, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding balances related to vehicles held in inventory for more than 120 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is equal to the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts. The Floor Plan Facility also requires monthly interest payments and required that at least 12.5% of the total principal amount owed to the lender be held as restricted cash. On November 1, 2023, the restricted cash requirements were amended to introduce a sliding scale whereby at least 12.5% of the total principal amount owed to the lender is required to be held as restricted cash if amounts drawn are under 50% of the then current inventory balance, which requirement increases to (i) 17.5% required to be held as restricted cash if amounts drawn are between 50% and 59.99%, (ii) 22.5% required to be held as restricted cash if amounts drawn are between 60% and 69.99%, and (iii) 25% required to be held as restricted cash if amounts drawn are equal to or over 70%. The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter under the Floor Plan Facility.

As of December 31, 2023, the Company had $113 million outstanding under the Floor Plan Facility, unused capacity of $1.4 billion, and held $14 million in restricted cash related to this facility. During the year ended December 31, 2023, the Company's effective interest rate on the Floor Plan Facility was 7.86%.

As of December 31, 2022, the Company had $569 million outstanding under the Floor Plan Facility, unused capacity of $1.6 billion, and held $71 million in restricted cash related to this facility. For the year ended December 31, 2022, the Company's effective interest rate on the facility was 3.57%.

Finance Receivable Facilities

The Company has various short-term revolving credit facilities to fund certain finance receivables originated by the Company prior to selling them, which are typically secured by the finance receivables pledged to them (the "Finance Receivable Facilities").

In January 2020, the Company entered into an agreement pursuant to which a lender agreed to provide a revolving credit facility to fund certain finance receivables originated by the Company. In 2023, the Company amended its agreement to, among other things, adjust the line of credit to $500 million and extend the maturity date to January 24, 2024, and in January 2024, the maturity was further extended to January 19, 2025.

In February 2020, the Company entered into an agreement pursuant to which a second lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase the line of credit to $600 million and extend the maturity date to December 8, 2023. In December 2023, the Company amended its agreement to, among other things, extend the maturity date to December 8, 2025.

In April 2021, the Company entered into an agreement pursuant to which a third lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021 and September 2022,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
the Company amended its agreement to, among other things, increase this line of credit to $600 million and extend the maturity date to March 30, 2024.

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

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of December 31, 2023 and 2022, the Company had $555 million and $965 million, respectively, outstanding under these Finance Receivable Facilities, unused capacity of $2.1 billion and $1.6 billion, respectively, and held $8 million and $36 million, respectively, in restricted cash related to these Finance Receivable Facilities. For the years ended December 31, 2023 and 2022, the Company's effective interest rate on these Finance Receivable Facilities was 6.60% and 2.93%.

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

The Company assessed the Offers to determine whether the transactions represent debt modifications or debt extinguishments under Accounting Standards Codification 470. As a result of certain lenders that participated in the Offers, the Company determined that a majority of the Offers were a debt extinguishment and the remainder of the Offers were a debt modification, which resulted in a gain on debt extinguishment of $878 million. As a result, the Company initially recognized a $40 million premium which is reflected as an addition to the principal balance of the Senior Secured Notes and will be amortized against interest expense over the respective lives of the Senior Secured Notes.

The aggregate principal amounts of the Senior Unsecured Notes that were validly tendered and accepted by the Company in the Offers are set forth in the table below.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

		Principal Amount Validly Tendered and Accepted			Allocation to Senior Secured Notes Issued
Senior Unsecured Notes	Outstanding Principal Prior to Exchange		Accepted as % of Outstanding	Cash Tender Offer Payment	2028 Senior Secured Notes	2030 Senior Secured Notes	2031 Senior Secured Notes	Total Senior Secured Notes

	(in millions, except percentages)
2025 Senior Unsecured Notes	$500	$402	80.3%	$341	$—	$—	$—	$—
2027 Senior Unsecured Notes	600	568	94.7%	—	102	153	181	436
2028 Senior Unsecured Notes	600	578	96.3%	—	90	135	160	385
2029 Senior Unsecured Notes	750	724	96.6%	—	110	165	195	470
2030 Senior Unsecured Notes	3,275	3,248	99.2%	—	679	1,018	1,205	2,902
Total	$5,725	$5,520	96.4%	$341	$981	$1,471	$1,741	$4,193

The following table summarizes the components and interest rate terms of the Company's Senior Secured Notes:

Senior Secured Notes	December 31, 2023	December 31, 2022	Year 1 PIK Interest Rate	Year 2 Cash/PIK Toggle Interest Rate	Thereafter Cash Interest Rate

	(in millions, except percentages)
Notes due December 1, 2028 (the "2028 Senior Secured Notes")	$981	$—	12%	9%/12%	9%
Notes due June 1, 2030 (the "2030 Senior Secured Notes")	1,471	—	13%	11%/13%	9%
Notes due June 1, 2031 (the "2031 Senior Secured Notes")	1,741	—	14%	--/14%	9%
Accrued PIK interest	185	—
Total principal amount	$4,378	$—
Less: unamortized debt issuance costs	(53)	—
Plus: unamortized premium	37	—
Total Senior Secured debt	$4,362	$—

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the Senior Secured Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Senior Secured Notes mature as specified in the table above unless earlier repurchased or redeemed and are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of the domestic restricted subsidiaries of the Company (other than the subsidiaries formed for inventory, finance receivables, securitization facilities, immaterial subsidiaries, or unrestricted subsidiaries). The Senior Secured Notes and the guarantees are secured by (i) second-priority liens on certain assets and property of the Company, pledged in favor of the Ally Parties under the Floor Plan Facility and (ii) first-priority liens on certain assets and property of the Company and the guarantors, as identified in the indentures to the Senior Secured Notes.

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

The following table summarizes components of the Company's Senior Unsecured Notes:

	December 31, 2023	December 31, 2022	Interest Rate

	(in millions, except percentages)
Senior Unsecured Notes due October 1, 2025 ("2025 Senior Unsecured Notes")	$98	$500	5.625%
Senior Unsecured Notes due April 15, 2027 ("2027 Senior Unsecured Notes")	32	600	5.500%
Senior Unsecured Notes due October 1, 2028 ("2028 Senior Unsecured Notes")	22	600	5.875%
Senior Unsecured Notes due September 1, 2029 ("2029 Senior Unsecured Notes")	26	750	4.875%
Senior Unsecured Notes due May 1, 2030 ("2030 Senior Unsecured Notes")	27	3,275	10.250%
Total principal amount	205	5,725
Less: unamortized debt issuance cost	(1)	(76)
Total Senior Unsecured debt	$204	$5,649

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

The Company may redeem some or all of each series of Senior Unsecured Notes at any time prior to certain specified redemption dates (the "Unsecured Early Redemption Dates") at the redemption prices and applicable make-whole premiums set forth in each respective indenture, plus any accrued and unpaid interest to the redemption date. Prior to the Unsecured Early

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Redemption Dates, the Company may also redeem up to 35% of the aggregate principal amount at a redemption price equal to 100% plus the respective interest rate specified in the table above, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. With respect to the 2030 Senior Unsecured Notes, the Company may, at its option, redeem in the aggregate up to 10% of the original aggregate principal amount of the 2030 Senior Unsecured Notes during the period from, and including, May 1, 2025 to, but excluding May 1, 2027, at a redemption price equal to 105.125% of the 2030 Senior Unsecured Notes to be redeemed, plus accrued and unpaid interest thereon to the relevant redemption rate. Finally, on or after the Unsecured Early Redemption Dates, the Company may redeem some or all of the Senior Unsecured Notes in whole or in part at redemption prices set forth in each respective indenture, plus accrued and unpaid interest up to but excluding the redemption date.

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

Notes Payable

The Company entered into promissory note and disbursement agreements to finance certain equipment for its transportation fleet and building improvements. The assets financed with the proceeds from these notes served as the collateral for each note and certain security agreements related to these assets have cross collateralization and cross default provisions with respect to one another. The notes had a fixed annual interest rate, a two- to three-year term and required monthly payments. During December 2023, the Company settled its promissory note and as a result, as of December 31, 2023 there were no outstanding amounts. As of December 31, 2022, the outstanding principal of these notes had a weighted-average interest rate of 7.5% and totaled $3 million net of unamortized debt issuance costs, of which $1 million was due within the next twelve months and is included in current portion of long-term debt in the accompanying consolidated balance sheets.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of December 31, 2023, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of December 31, 2023 and 2022, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $482 million and $483 million, respectively, and was included in long-term debt in the accompanying consolidated balance sheets.

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

As of December 31, 2023 and 2022, the Company has pledged $293 million and $268 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from March 2024 to December 2030. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $290 million and $265 million, as of December 31, 2023 and 2022, respectively, of which $108 million and $102 million, respectively was included in current portion of long-term debt in the accompanying consolidated balance sheets.

The following table summarizes the aggregate principal maturities due in each period for Senior Secured Notes (excluding any accrued PIK interest), Senior Unsecured Notes, real estate financing, and financing of beneficial interests in securitizations as of December 31, 2023. Maturities related to financing of beneficial interests in securitizations are estimated based on expected timing of payments from the securitization trusts to the lender.

As of December 31, 2023

(in millions)
2024	$108
2025	183
2026	59
2027	62
2028	1,013
Thereafter	3,751
Total	$5,176

As of December 31, 2023, the Company was in compliance with all debt covenants.

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

As of December 31, 2023 and 2022, there were 250 million and 236 million Class A Units, respectively, and 2 million and 1 million Class B Units, respectively (as adjusted for the participation thresholds and closing price of Class A common stock on

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
December 31, 2023 and 2022), issued and outstanding. As discussed in Note 13 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

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

At-the-Market Offering

On July 19, 2023, the Company entered into a distribution agreement with Citigroup Global Markets Inc. and Moelis & Company LLC, whereby the Company may sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 35 million shares of Class A common stock, from time to time, through an "at-the-market offering" program (the "ATM Program").

The following table summarizes the activity pursuant to the ATM Program for the period presented:

Year Ended December 31, 2023

(in millions, except share and per share amounts)
Shares of Class A common stock issued	7,156,838
Weighted-average issuance price per share	$46.94
Gross proceeds(1)	$336

(1) Net proceeds were $327 million after deducting $9 million of commissions and other offering expenses incurred.

Private Placement

On July 17, 2023, the Company entered into a Transaction Support Agreement pursuant to which, among other things, and subject to certain conditions, the Garcia Parties committed to purchase up to $126 million of equity in the Company. In satisfaction of that commitment, on August 18, 2023, the Company entered into a Securities Purchase Agreement with the Garcia Parties providing for the purchase of an aggregate of 3.4 million Class A Units, together with 2.7 million shares of Class B common stock, at a price equivalent to $46.31 per share of Class A common stock. The price equivalent of $46.31 per share of Class A common stock was equal to the weighted average sale price per share of Class A common stock sold under the ATM Program through August 18, 2023. As further described below, Class B common stock is exchangeable for an equivalent number of shares of Class A common stock, which exchange must be accompanied by 1.25 times as many Class A Units. As exchanged, the price per Class A Unit was $37.048. The Company may, at its election, pay consideration for such exchange in either shares of Class A common stock or in cash. The Company used the proceeds therefrom to partially fund the Cash Tender Offer as discussed in Note 10 — Debt Instruments.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
being exchanged for. Any shares of Class B common stock so delivered are canceled. The number of exchangeable Class B Units is determined based on the value of Carvana Co.'s Class A common stock and the applicable participation threshold.

During each of the years ended December 31, 2023 and 2022, certain LLC Unitholders exchanged less than 0.1 million LLC Units and no shares of Class B common stock for less than 0.1 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received less than 0.1 million LLC Units during each of the years ended December 31, 2023 and 2022, increasing its total ownership interest in Carvana Group.

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

Date	Senior Notes Issuance	Class A Non-Convertible Preferred Units	Cancelled in Connection with Offers	Net Total Class A Non-Convertible Preferred Units
		(in thousands)

October 2020	2025 Senior Unsecured Notes	500	(402)	98
March 2021	2027 Senior Unsecured Notes	600	(568)	32
October 2020	2028 Senior Unsecured Notes	600	(578)	22
August 2021	2029 Senior Unsecured Notes	750	(724)	26
May 2022	2030 Senior Unsecured Notes	3,275	(3,248)	27
September 2023	2028 Senior Secured Notes	981	—	981
September 2023	2030 Senior Secured Notes	1,471	—	1,471
September 2023	2031 Senior Secured Notes	1,741	—	1,741
		9,918	(5,520)	4,398

When Carvana Co. makes payments on the Senior Unsecured Notes and Senior Secured Notes (collectively the "Senior Notes"), Carvana Group makes an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit is canceled and retired. As discussed in Note 10 — Debt Instruments, the Company exchanged a majority of its Senior Unsecured Notes for new Senior Secured Notes, at which time 5.5 million Class A Non-Convertible Preferred Units were canceled and retired.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

During the years ended December 31, 2023, 2022, and 2021, the total adjustments related to exchanges of LLC Units were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of $1 million, $1 million, and $43 million, respectively, which have been included in exchanges of LLC Units in the accompanying consolidated statements of stockholders' equity (deficit). During the years ended December 31, 2023, and 2022, Carvana Co. utilized its net proceeds from its equity offerings to purchase LLC Units, which resulted in adjustments to increase non-controlling interests and to decrease additional paid-in capital by $83 million, and $554 million, respectively, which have been included in adjustment to non-controlling interests related to equity offerings in the accompanying consolidated statements of stockholders' equity (deficit). No LLC Units were purchased during 2021.

As of December 31, 2023, Carvana Co. owned 56.6% of Carvana Group with the LLC Unitholders owning the remaining 43.4%. The net income (loss) attributable to the non-controlling interests on the accompanying consolidated statements of operations represents the portion of the net income (loss) attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Years Ended December 31,
	2023	2022	2021

	(in millions)
Transfers from (to) non-controlling interests:
Decrease as a result of issuances of Class A and B common stock	$(83)	$(554)	$—
Increase as a result of exchanges of LLC Units	1	1	43
Total transfers from (to) non-controlling interests	$(82)	$(553)	$43

NOTE 13 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the years ended December 31, 2023, 2022, and 2021 is as follows:

	For the Years Ended December 31,
	2023	2022	2021

	(in millions)
Restricted Stock Units and Awards excluding those granted in relation to the CEO Milestone Gift	$66	$41	$35
Restricted Stock Units granted in relation to the CEO Milestone Gift	(1)	39	—
Options	16	13	11
Class A Units	—	—	1
Total equity-based compensation	81	93	47
Equity-based compensation capitalized to property and equipment	(7)	(8)	(7)
Equity-based compensation capitalized to inventory	(1)	(16)	(1)
Equity-based compensation, net of capitalized amounts	$73	$69	$39

During the years ended December 31, 2023, 2022, and 2021, the Company capitalized $7 million, $8 million, and $7 million, respectively, of equity-based compensation to property and equipment related to software development and real estate projects and $1 million, $16 million, and $1 million, respectively, to inventory related to reconditioning and inbound transportation of vehicles. All other equity-based compensation is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2023, unrecognized equity-based compensation related to outstanding awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2023 is presented in the table below. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

	Unrecognized Equity-Based Compensation Related to Outstanding Awards (in millions)	Remaining Weighted-Average Amortization Period (in years)
Restricted Stock Units and Awards	$143	2.7
Options	33	2.5
Total unrecognized equity-based compensation	$176

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). The number of shares authorized for issuance under the 2017 Incentive Plan is subject to an automatic annual increase (the "Automatic Increase") of the lesser of two percent of the Company's outstanding Class A common stock or an amount determined by the Compensation and Nominating Committee of the Board. On each of January 1, 2023, and January 1, 2024, the number of shares authorized for issuance under the 2017 Incentive Plan increased by two percent of the outstanding Class A common stock under the Automatic Increase. In addition, on May 1, 2023, the Company's stockholders approved an amendment to the 2017 Incentive Plan to further increase the number of shares available under the 2017 Incentive Plan by 20 million shares (the "Amendment Increase"). After taking into account the January 1, 2023 Automatic Increase and the Amendment Increase, as of December 31, 2023, 36 million shares of Class A common stock are available for issuance under the 2017 Incentive Plan, which the Company may grant as stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards to employees, directors, officers, and consultants. The majority of equity granted by the Company vests over four-year periods based on continued employment with the Company. As of December 31, 2023, 17 million shares remain available for future equity-based award grants under this plan.

The Company also maintains a clawback policy (the "Clawback Policy"), which requires the Company's officers, as defined by Rule 16a-1 of the Securities Exchange Act of 1934, to repay the Company certain Incentive Compensation (as defined in the Clawback Policy) if (i) the Company is required to prepare an accounting restatement of its financial statements due to its material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (each a "Restatement"), and (ii) no more than three years have elapsed since the original filing date of the financial statements. In the event of a Restatement, the Company must recover the amount of Incentive Compensation received that exceeds the amount of Incentive Compensation that otherwise would have been received, had it been determined based on the restated amounts, computed without regard to any taxes paid. To date, there has been no repayment of compensation from executive officers pursuant to the Clawback Policy.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards ("RSAs") entitle recipients to vote and to receive all dividends declared with respect to such shares, payable upon vesting. RSAs vest over a period of two years, subject to the recipient's continued employment or service. During the year ended December 31, 2022, the Company issued certain employees an aggregate of less than 0.1 million RSAs pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $34.21. The Company determined the grant-date fair value of the RSAs based on the closing price of the Company's Class A common stock on the grant date. The Company did not grant any RSAs during the years ended December 31, 2023 and 2021.

Restricted stock units ("RSUs") do not entitle recipients to vote or receive dividends. RSUs generally vest over a period of four years, subject to the recipient's continued employment. RSUs also include performance-based awards granted to certain executive employees that cliff vest upon the achievement of certain financial targets, subject to the recipient's continued employment. During the years ended December 31, 2023, 2022, and 2021, the Company issued certain employees an aggregate of 10.4 million, 3.5 million, and 0.3 million RSUs, respectively, pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $13.13, $65.26, and $288.27, respectively. The Company determined the grant-date fair value of the RSUs based on the closing price of the Company's Class A common stock on the grant date. RSUs are settled in shares of Class A common stock on a one-to-one basis within thirty days of vesting. As discussed in Note 7 — Related Party Transactions, the RSUs granted during the year ended December 31, 2022 include 0.5 million RSUs granted in connection with the CEO Milestone Gift for which the Company recognized a benefit of $1 million as a result of more forfeitures than employees continuing to vest and an expense of $39 million for the years ended December 31, 2023 and 2022, respectively, a portion of which related to the production of the Company's used vehicle inventory and was therefore capitalized to inventory.

RSA and RSU activity during the years ended December 31, 2023, 2022, and 2021 was as follows:

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Number of RSAs/RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2021	738	$76.43
Granted	258	$288.27
Settled	(385)	$86.57
Forfeited	(58)	$132.88
Outstanding and nonvested at December 31, 2021	553	$162.32

Granted	3,482	$65.26
Settled	(432)	$113.96
Forfeited	(951)	$134.83
Outstanding and nonvested at December 31, 2022	2,652	$52.62

Granted	10,392	$13.13
Settled	(1,550)	$41.39
Forfeited	(1,591)	$24.25
Outstanding and nonvested at December 31, 2023	9,903	$17.49

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

During the years ended December 31, 2023, 2022 and 2021, the Company issued 32,790, 86,352 and 2,494 shares of Class A common stock, respectively, and as of December 31, 2023, 378,364 shares of Class A common stock remained available for future issuance. During all three years ended December 31, 2023, 2022 and 2021, the Company recognized less than $1 million of equity-based compensation expense related to the ESPP.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Stock option activity during the years ended December 31, 2023, 2022, and 2021 was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	1,072	$41.01	7.7	$213
Options granted	97	$178.42		n/a
Options exercised	(75)	$24.32		$20
Options forfeited or expired	(28)	$27.62		n/a
Outstanding at December 31, 2021	1,066	$39.74	6.7	$183

Options granted	297	$119.53		n/a
Options exercised	(89)	$37.89		$7
Options forfeited or expired	(9)	$30.97		n/a
Outstanding at December 31, 2022	1,265	$80.26	6.4	$—

Options granted	2,805	$10.07		n/a
Options exercised	(17)	$13.62		$—
Options forfeited or expired	(47)	$50.08		n/a
Outstanding at December 31, 2023	4,006	$31.75	8.1	$135

Vested and exercisable as of December 31, 2023	996	$68.23	5.3	$14
Expected to vest as of December 31, 2023	3,010	$19.68	9.1	$120

The Company determined the grant-date fair value of the options granted during the years ended December 31, 2023, 2022, and 2021 using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2023	2022	2021
Expected volatility(1)	74.6%	69.2%	67.1%
Expected dividend yield	—%	—%	—%
Expected term (in years)(2)	6.30	6.28	6.14
Risk-free interest rate	3.6%	2.0%	0.7%
Weighted-average grant-date fair value per option	$6.94	$74.85	$178.41

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting.

A summary of the Class A Unit activity for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Class A Units
	Number of Class A Units (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	121
Granted	—	n/a
Exchanged	(36)	$18.58
Forfeited	—	n/a
Outstanding at December 31, 2021	85

Granted	—	n/a
Exchanged	—	n/a
Forfeited	(6)	$18.58
Outstanding at December 31, 2022	79

Granted	—	n/a
Exchanged	—	n/a
Forfeited	—	n/a
Outstanding at December 31, 2023	79

Vested as of December 31, 2023	79	$18.58
Expected to vest as of December 31, 2023	—	n/a

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the Class B Unit activity for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Class B Units
	Number of Class B Units (in thousands)	Weighted-Average Participation Threshold per Class B Unit
Outstanding at January 1, 2021	3,163	$4.94
Granted	—	n/a
Exchanged	(535)	$1.70
Forfeited	(1)	$12.00
Outstanding at December 31, 2021	2,627	$5.60

Granted	—	n/a
Exchanged	(61)	$5.75
Forfeited	—	n/a
Outstanding at December 31, 2022	2,566	$5.60

Granted	—	n/a
Exchanged	(34)	$3.52
Forfeited	—	n/a
Outstanding at December 31, 2023	2,532	$5.62

Vested as of December 31, 2023	2,532	$5.62
Expected to vest as of December 31, 2023	—	n/a

NOTE 14 — NET EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings (loss) per share is computed by dividing the net earnings (loss) attributable to Class A common stockholders by the weighted-average shares of Class A common stock outstanding during the period. Diluted net earnings (loss) per share is computed by giving effect to all potentially dilutive shares. For the years ended December 31, 2022 and 2021, potentially dilutive shares are excluded from diluted net earnings (loss) per share because they would have an anti-dilutive impact. Net earnings (loss) for all periods presented is attributable only to Class A common stockholders, due to no activity related to convertible preferred stock during those periods.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted net earnings (loss) per share during the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income (loss) attributable to Carvana Co. Class A common stockholders - basic	$450	$(1,587)	$(135)
Impact on net income of assumed conversions from LLC Units	(300)	—	—
Net income (loss) attributable to Carvana Co. Class A common stockholders - diluted	$150	$(1,587)	$(135)

Denominator:
Weighted-average shares of Class A common stock outstanding	109,347	100,848	82,839
Nonvested weighted-average restricted stock awards	(24)	(20)	(34)
Weighted-average shares of Class A common stock outstanding - basic	109,323	100,828	82,805
Dilutive effect of Class A common shares:
Options (1)	979	—	—
Restricted Stock Units and Awards (1)	4,815	—	—
Class A Units (2)	83,976	—	—
Class B Units (2)	1,485	—	—
Weighted-average shares of Class A common stock outstanding - diluted	200,578	100,828	82,805

Net earnings (loss) per share of Class A common stock - basic	$4.12	$(15.74)	$(1.63)
Net earnings (loss) per share of Class A common stock - diluted	$0.75	$(15.74)	$(1.63)

(1) Calculated using the treasury stock method, if dilutive
(2) Calculated using the if-converted method, if dilutive

Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net earnings (loss) per share of Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net earnings (loss) per share of Class A common stock for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)

Options (1)	976	1,265	1,066
Restricted Stock Units and Awards (1)	1,308	64	666
Class A Units (2)	—	82,963	89,773
Class B Units (2)	—	1,559	2,217

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

Net income (loss) before income taxes was $175 million, $(2.9) billion, and $(286) million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company had an income tax expense of $25 million for the year ended December 31, 2023, and $1 million for both years ended December 31, 2022 and 2021.

The components of income tax expense are as follows:

	Years Ended December 31,
	2023	2022	2021

	(in millions)
Federal - Current	$25	$2	$2
Federal - Deferred	(4)	(1)	(1)
Federal - Total	21	1	1

State - Current	4	—	—
State - Deferred	—	—	—
State - Total	4	—	—

Income tax provision	$25	$1	$1

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A reconciliation of the U.S. federal rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in millions)
Expected U.S. federal income taxes at statutory rate	$37	21.0%	$(607)	21.0%	$(60)	21.0%
Loss attributable to non-controlling interests	61	34.9%	274	(9.5)%	32	(11.2)%
State taxes	19	10.9%	(64)	2.2%	(8)	2.8%
Stock based compensation	—	—%	—	—%	(16)	5.6%
Valuation allowance	(96)	(54.9)%	398	(13.7)%	53	(18.5)%
Disallowed interest	5	2.9%	—	—%	—	—%
Benefit of tax credits	(2)	(1.1)%	—	—%	—	—%
Other	1	0.6%	—	—%	—	—%
Income tax provision	$25	14.3%	$1	—%	$1	(0.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the tax basis in an asset or liability and its reported amount under GAAP. These temporary differences result in taxable or deductible amounts in future years. The components of the Company’s deferred tax assets are as follows:

	Years Ended December 31,
	2023	2022

	(in millions)
Deferred tax assets:
Investment in Carvana Group	$1,362	$1,471
Net operating loss carryforward	299	451
Interest expense carryforward	177	130
Tax credit carryforward	4	6
Cancellation of debt income	116	—
Other	9	2
Total gross deferred tax assets	1,967	2,060
Valuation allowance	(1,962)	(2,058)
Total deferred tax assets, net of valuation allowance	$5	$2

Deferred tax liabilities:
Intangibles	$—	$(1)

Total deferred tax assets and liabilities	$5	$1

As of December 31, 2023 and 2022, the Company had federal and state net operating loss carry forwards of $1.2 billion and $1.9 billion, respectively. Federal losses that arose prior to 2018 are anticipated to be fully utilized. Federal losses generated after 2017 will be carried forward indefinitely.

As described in Note 11 — Stockholders' Equity (Deficit), during the year ended December 31, 2023, the Company acquired less than 0.1 million LLC Units in connection with exchanges with LLC Unitholders. The Company also issued 7.2 million shares of Class A common stock and received gross proceeds of $336 million under the ATM program. The Company utilized the proceeds from the issuance of Class A common stock to purchase 8.9 million newly issued Class A units in Carvana Group. As a result, the Company recognized a gross deferred tax asset of less than $1 million associated with the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
basis difference in its investment in Carvana Group which is reflected as an increase to additional paid-in capital in the accompanying statements of stockholders' equity (deficit). During the year ended December 31, 2022, the Company acquired less than 0.1 million LLC Units in connection with exchanges with LLC Unitholders. On April 26, 2022, the Company issued 15.625 million shares of its Class A common stock and received net proceeds from the offering of $1.2 billion. The Company utilized the proceeds from the issuance of Class A common stock to purchase 19.5 million newly issued Class A units in Carvana Group. As a result, the Company recognized a gross deferred tax asset of $22 million associated with the basis difference in its investment in Carvana Group which is reflected as an increase to additional paid-in capital in the accompanying consolidated statements of stockholders' equity (deficit).

As described in Note 10 — Debt Instruments, the Company completed the Exchange Offers, whereby it exchanged validly tendered Senior Unsecured Notes for newly issued Senior Secured Notes. For U.S. tax purposes the Company is required to recognize cancellation of debt income (“CODI”) on the difference between the adjusted issue price of the debt exchanged and the fair market value of the new debt issued. The Company has determined that it should recognize $1.4 billion of CODI for tax purposes.

As described in Note 3 — Business Combinations, the Company acquired ADESA on May 9, 2022. The Company made an election under Section 336(e) of the United States Internal Revenue Code of 1986, as amended (the “Code”) to treat the acquisition as a deemed asset acquisition for income tax purposes and as such will receive a step up in asset basis and will be able to amortize the acquired Goodwill under Section 197 of the Code over a 15-year period. The total Goodwill amortization expense for the years ended December 31, 2023 and 2022 was $56 million and $37 million, respectively.

During the year ended December 31, 2023, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance of $2.0 billion against its deferred tax assets. The Company has $5 million in deferred tax assets and less than $1 million in deferred tax liabilities from separate filing entities that are not available to offset its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of the year ended December 31, 2023 and 2022, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the years ended December 31, 2023 and 2022 was an expense of 14.3% and 0.0%, respectively. The effective tax rate for the year ended December 31, 2023 differs from the statutory tax rate primarily due to the current year income tax expense related to the impact of CODI, partially offset by a change to the valuation allowance on the Company's deferred tax assets.

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

In connection with the IPO, the Company entered into a TRA. Under the TRA, the Company generally will be required to pay to the LLC Unitholders 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Carvana Group for shares of Carvana Co.'s Class A common stock or cash, including any basis adjustment relating to the assets of Carvana Group and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

As of December 31, 2023, the Company has recorded a $14 million TRA liability related to the estimated cash savings in U.S. federal, state or local tax related to the tax benefits utilized to offset recognized CODI, which is included in other liabilities in the accompanying consolidated balance sheets, and of which $11 million will be paid to related parties. For the remaining $1.6 billion TRA liability as of December 31, 2023, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded an additional liability related to the tax savings it may realize from utilization of such deferred tax assets. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Uncertain Tax Positions

Based on the Company's analysis of tax positions taken on income tax returns filed, no uncertain tax positions existed as of December 31, 2023, 2022, and 2021. Carvana Co. was formed in November 2016 and did not engage in any operations prior to the IPO and associated organizational transactions. Carvana Co. was not required to file 2016 tax returns and filed its first tax returns for the tax year 2017, the first year it became subject to examination by taxing authorities for U.S. federal and state income tax purposes. Carvana Group, LLC is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. Carvana Group has filed income tax returns for years through 2022. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed.

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

Operating Leases

As of December 31, 2023, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations, storage, parking, and corporate offices. The initial terms expire at various dates between 2024 and 2038. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company leases and subleases certain of its real estate to third parties. Lease and sublease income for the years ended December 31, 2023, 2022, and 2021 was $5 million, $3 million, and zero,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Lease Costs and Activity

The Company's lease costs and activity during the years ended December 31, 2023, 2022, and 2021 were as follows:

	December 31,
	2023	2022	2021

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$108	$95	$38
Interest obligations under finance leases	17	19	8
Total finance lease costs	$125	$114	$46

Operating leases:
Fixed lease costs to non-related parties (1)	$66	$129	$56
Fixed lease costs to related parties	5	5	6
Variable short-term lease costs to related parties	—	1	1
Total operating lease costs	$71	$135	$63

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties	$109	$83	$35
Operating lease liabilities to related parties	$5	$5	$5
Interest payments on finance lease liabilities	$18	$19	$8

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$115	$139	$56

(1) The year ended December 31, 2022 includes $28 million of lease termination fees, net of amounts written off for the corresponding operating lease right-of-use assets and operating lease liabilities which were terminated.

Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of December 31, 2023:

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
2024	$95	$3	$92	$95	$190
2025	85	2	90	92	177
2026	72	2	86	88	160
2027	35	2	79	81	116
2028	7	1	72	73	80
Thereafter	—	1	225	226	226
Total minimum lease payments	294	11	644	655	949
Less: amount representing interest	(27)	(2)	(159)	(161)	(188)
Total lease liabilities	$267	$9	$485	$494	$761

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

As of December 31, 2023 and 2022, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of December 31, 2023, 2022, and 2021 were as follows, excluding short-term operating leases:

	December 31,
	2023	2022	2021
Weighted average remaining lease terms (years)
Operating leases	7.8	8.4	9.2
Finance leases	3.5	4.2	4.4
Weighted-average discount rate
Operating leases	7.1%	7.1%	7.2%
Finance leases	5.9%	5.7%	5.4%

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $16 million and $19 million, as of December 31, 2023 and 2022, respectively, and is included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets. The expense was $87 million, $144 million, and $111 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $139 million in aggregate over the next five years, as of December 31, 2023. These purchase obligations are recorded as liabilities when the services are rendered.

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

In 2023, Neal Vestal v. Carvana Co., et al., Delaware Chancery Court (Case No. 2022-0609-KSJM), Mountaineer Motors of Lenoir, LLC v. Carvana, LLC, et al., United States District Court for the Western District of North Carolina (Case No. 5:22-cv-00171), and City of Warwick Retirement System v. Carvana Co., et al., Maricopa County, Arizona Superior Court (Case No. CV2022-013054) were all dismissed with prejudice, and Brittany Fischer v. Carvana, LLC, Lee County, Florida Circuit Court (Case No. 2022-007133-CA-01) was settled for an immaterial amount.

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

Future litigation may be necessary to defend the Company and its partners by determining the scope, enforceability and validity of third-party proprietary rights or to establish its proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

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

The following tables are a summary of fair value measurements and hierarchy level at December 31, 2023 and 2022:

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$339	$339	$—	$—
Beneficial interests in securitizations	$366	$—	$—	$366

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$272	$272	$—	$—
Beneficial interests in securitizations	$321	$—	$—	$321

Money market funds consist of highly liquid investments with original maturities of three months or less and are classified in cash and cash equivalents and restricted cash in the accompanying consolidated balance sheets.

As of December 31, 2023 and 2022, the Company has purchase price adjustment receivables of $7 million and $37 million, respectively, which are carried at fair value and classified as other assets in the accompanying consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a gain of $1 million and $14 million during the years ended December 31, 2023 and 2022, respectively, and are reflected in other (income) expense, net in the accompanying consolidated statements of operations.

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

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of December 31, 2023 and 2022, the range of discount rates were 6.2% to 12.0% and 7.1% to 11.3%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other (income) expense, net in the accompanying consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis.
There were no transfers out of Level 3 during the years ended December 31, 2023 and 2022.

In December 2021, the Company began selling certain of its beneficial interests in securitizations that are not required to be retained by the Risk Retention Rules. For the years ended December 31, 2023 and 2022, the Company sold beneficial interests in securitizations for a purchase price totaling $13 million and $43 million, respectively.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022

	(in millions)
Opening Balance	$321	$382
Received in securitization transactions	194	148
Payments received	(150)	(172)
Change in fair value	14	6
Sales of beneficial interests	(13)	(43)
Ending Balance	$366	$321

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the years ended December 31, 2023 and 2022. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022

	(in millions)
Carrying value, net of unamortized debt issuance costs, unamortized premium, and accrued PIK interest	$4,566	$5,649
Fair value	$3,866	$2,533

The fair value of finance receivables, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

	(in millions)
Carrying value	$807	$1,334
Fair value	$854	$1,437

Investment in Equity Securities

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million, which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through December 31, 2023. On August 12, 2022, Root effected a reverse stock split of its Class A common stock and Class B common stock at a ratio of 18:1, whereby each 18 shares of Root's Class A common stock and Class B common stock were automatically combined into one share of Class A common stock or Class B common stock, respectively (the "Reverse Stock Split"). The shares of Root's Class A common stock issuable to the Company on the conversion of the Series A convertible preferred shares were adjusted proportionally.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were to be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Root Warrants"). On September 1, 2022, the integrated auto insurance solution, which embedded into the Company's e-commerce platform (the "Integrated Platform"), was completed. The first tranche of Root Warrants, consisting of 2.4 million shares of Root's Class A common stock, as adjusted pursuant to the Reverse Stock Split, became exercisable upon completion of the Integrated Platform, and is considered a derivative instrument. The second tranche of Root Warrants, consisting of 3.2 million shares of Root's Class A common stock, became exercisable on November 14, 2023, upon the achievement of certain insurance sales metrics through the Integrated Platform, and is considered a derivative instrument. The other tranches vest based on further insurance product sales through the Integrated Platform and are considered derivative instruments. The Company used a Monte Carlo simulation to estimate the fair value of these Root Warrants, which are classified as Level 3. At contract inception, the Company recognized an asset of $30 million for the Root Warrants and deferred revenue, classified in other assets and other liabilities, respectively in the accompanying consolidated balance sheets. During the year ended December 31, 2022, the Company determined it was probable that the volume of insurance products required to earn the Root Warrants would be achieved and recorded an additional $75 million of Root Warrants and deferred revenue based on the contract inception date fair value as determined by the Monte Carlo simulation. The Root Warrants and deferred revenue are classified in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets. The deferred revenue is recognized over the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
expected contract performance period within other sales and revenues in the accompanying consolidated statements of operations.

The following table presents changes in the Company's Level 3 Root Warrants measured at fair value:

	Years Ended December 31
	2023	2022

	(in millions)
Opening Balance	$2	$6
Warrants to acquire Root's Class A common stock	—	75
Total unrealized gain (loss)	3	(79)
Ending Balance	$5	$2

The Company recognized the increase (decrease) in fair value in relation to the Root Warrants through other (income) expense, net in the accompanying consolidated statements of operations. The Company recognized an increase in fair value of $3 million and a decrease in fair value of $79 million during the years ended December 31, 2023 and 2022, respectively.

Derivative Instruments

The Company utilizes non-designated cash flow hedges including interest rate cap agreements to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Interest rate caps provide that the counterparty will pay the purchaser at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon cap rate.

During the year ended December 31, 2023, the Company entered into two interest rate cap agreements to limit exposure to interest rate risk on variable rate debt associated with finance receivables. The two interest rate caps each had cap rates of 5.0%, notional amounts of $364 million and $236 million, and expiry date of July 2027 and April 2027, respectively.

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

The Company does not apply hedge accounting to the interest rate caps and records all mark-to-market adjustments directly to other (income) expense, net in the accompanying consolidated statements of operations. The fair value of the interest rate caps is categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial principles and available market data. For the year ended December 31, 2023, the Company recognized mark-to-market adjustments of $2 million of expense within other (income) expense, net in the accompanying consolidated statements of operations. As of December 31, 2023, the interest rate caps were terminated and the value was zero in the accompanying consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 19 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the years ended December 31, 2023, 2022, and 2021:

	For the Years Ended December 31,
	2023	2022	2021

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$538	$423	$152
Cash payments for taxes	$28	$3	$2
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$1	$18	$102
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2	$375	$253
Property and equipment acquired under finance leases	$51	$326	$152
Warrants to acquire Root Class A common stock	$—	$75	$30
Equity-based compensation expense capitalized to property and equipment	$8	$8	$7
Fair value of beneficial interests received in securitization transactions	$194	$148	$338
Reductions of beneficial interests in securitizations and associated long-term debt	$110	$134	$38

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same amounts shown in the accompanying consolidated statements of cash flows for all periods presented:

	December 31,
	2023	2022	2021

	(in millions)
Cash and cash equivalents	$530	$434	$403
Restricted cash	64	194	233
Total cash, cash equivalents and restricted cash	$594	$628	$636

NOTE 20 — SUBSEQUENT EVENTS

Master Purchase and Sale Agreement

On January 11, 2024, the Company and the Ally Parties amended the MPSA to, among other things, reestablish the commitment by the Ally Parties to purchase up to $4.0 billion of principal balances of finance receivables between January 11, 2024 and January 10, 2025.

Finance Receivable Facilities

On January 19, 2024, the Company amended one of its agreements governing one of its short-term revolving credit facilities to, among other things, extend the maturity date to January 19, 2025.

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

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management's evaluation during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plan Elections

On December 15, 2023, Mark Jenkins, the Company's Chief Financial Officer, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Jenkins's 10b5-1 Plan was adopted on March 15, 2021 and provided for the potential sale of up to 499,965 shares of Class A common stock, including shares obtained from the conversion of Carvana Group, LLC Class B common units into shares of Class A common stock. Following the termination of the previous 10b5-1 Plan, on December 15, 2023, Mr. Jenkins entered into a new 10b5-1 Plan, which provides for the potential sale of up to 310,000 shares of Class A common stock, including shares obtained from the exercise of vested stock options covered by the 10b5-1 Plan between on or after March 15, 2024 and December 31, 2025.

On November 8, 2023, Stephen Palmer, the Company's Vice President of Accounting and Finance, entered into a 10b5-1 Plan. Mr. Palmer's 10b5-1 Plan provides for the potential sale of up to 15,000 shares of Class A common stock between on or after March 1, 2024 and August 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information about our equity compensation plans under which our Class A common stock is authorized for issuance as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options (2)	Weighted-average exercise price of outstanding options (3)	Number of securities remaining available for future issuance under equity compensation plans (2)(4)(5)
Equity compensation plans approved by security holders (1)	4,006	$31.75	17,663
Equity compensation plans not approved by security holders	—	$—	—
Total	4,006	$31.75	17,663

(1) Includes awards granted and available for future issuance under our 2017 Omnibus Incentive Plan and offerings under our Employee Stock Purchase Plan, which was approved in 2021. As of December 31, 2023, there were 17,663,038 shares of Class A common stock outstanding under our equity compensation plans, which includes 17,284,674 shares of Class A common stock outstanding under the 2017 Omnibus Incentive Plan and 378,364 shares of Class A common stock outstanding under the Employee Stock Purchase Plan. The latest offering period under our Employee Stock Purchase Plan ended on December 31, 2023.

(2) Presented in thousands.
(3) The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSAs or RSUs, which have no exercise price.

(4) Consists of shares available under the ESPP and shares available under the 2017 Omnibus Incentive Plan.
(5) The number of shares authorized for issuance under the 2017 Omnibus Incentive Plan is subject to an automatic annual increase of the lesser of two percent of our outstanding common stock or an amount determined by the Compensation and Nominating Committee of our Board. The number of securities remaining available for future issuances under equity compensation plans does not include 2,284,784 shares added to the 2017 Omnibus Incentive Plan pursuant to the automatic annual increase on January 1, 2024.

The information required by Item 403 of Regulation S-K is incorporated by reference to Carvana’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements: The Consolidated Financial Statements of Carvana are set forth in Part II, Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.
2.	Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts.

Schedule II - Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Reductions	Balance at end of period

	(in millions)
Deferred tax asset valuation allowance:
Year ended December 31, 2023	$2,058	$(96)	$—	(1)	$—	$1,962
Year ended December 31, 2022	$1,638	$398	$22	(1)	$—	$2,058
Year ended December 31, 2021	$677	$53	$908	(1)	$—	$1,638

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

4.4
Second Supplemental Indenture dated as of August 30, 2023, with respect to the 2025 Senior Unsecured Notes (incorporated by reference to Exhibit 4.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

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

4.8
Second Supplemental Indenture dated as of August 30, 2023, with respect to the 2027 Senior Unsecured Notes (incorporated by reference to Exhibit 4.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.9
Indenture, dated as of October 2, 2020, among Carvana Co., each of the guarantors party thereto and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on October 5, 2020).

4.10	Form of 5.875% Senior Notes due 2028 (incorporated by reference to Exhibit 4.4 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on October 5, 2020).
4.11
Supplemental Indenture, dated as of May 9, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 5.875% Senior Notes due 2028 (incorporated by reference to Exhibit 4.5 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.12
Second Supplemental Indenture dated as of August 30, 2023, with respect to the 2028 Senior Unsecured Notes (incorporated by reference to Exhibit 4.3 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.13
Indenture, dated August 16, 2021, among Carvana Co., each of the guarantors party thereto and U.S. Bank National Association, as trustee, related to the 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Carvana Co.'s Current Report on Form 8-K files with the SEC on August 16, 2021).

4.14	Form of 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on August 16, 2021).
4.15
Supplemental Indenture, dated as of May 9, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.4 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.16
Second Supplemental Indenture dated as of August 30, 2023, with respect to the 2029 Senior Unsecured Notes (incorporated by reference to Exhibit 4.4 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.17
Indenture, dated as of May 6, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 10.2500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.18	Form of 10.2500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).
4.19
Supplemental Indenture, dated as of May 9, 2022, among Carvana Co., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to the 10.2500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).

4.20
Second Supplemental Indenture dated as of August 30, 2023, with respect to the 2030 Senior Unsecured Notes (incorporated by reference to Exhibit 4.5 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.21
2028 Secured Notes Indenture dated as of September 1, 2023 with respect to the 2028 Senior Secured Notes (incorporated by reference to Exhibit 4.6 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.22	Form of 9.0%/12.0% Cash/PIK Senior Secured Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.6 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).
4.23
2030 Secured Notes Indenture dated as of September 1, 2023 with respect to the 2030 Senior Secured Notes (incorporated by reference to Exhibit 4.7 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.24
Form of 9.0%/11.0%/13.0% Cash/PIK Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.7 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.25
2031 Secured Notes Indenture dated as of September 1, 2023 with respect to the 2031 Senior Secured Notes (incorporated by reference to Exhibit 4.8 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.26	Form of 9.0%/14.0% Cash/PIK Senior Secured Notes due 2031 (incorporated by reference to Exhibit A to Exhibit 4.8 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).
4.27
Amended and Restated Section 382 Rights Agreement, dated as of July 18, 2023, by and between Carvana Co. and Equiniti Trust Company, LLC, as rights agent. (incorporated by reference to Exhibit 10.5 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC July 19, 2023).

4.28	Description of Registrant's Securities, filed herewith.
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

10.3
Amendment to Fifth Amended and Restated Limited Liability Company Agreement of Carvana Group, LLC, dated December 9, 2022, by and among Carvana Group, LLC and its Members (as defined therein), (incorporated by reference to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023).

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

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.7†	Carvana Group, LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.8†	Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).
10.9†	First Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on June 6, 2017).
10.10†	Second Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).
10.11†	Third Amendment to the Carvana Co. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 3, 2023).
10.12†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.13†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.14†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.15†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.8 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
10.16†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to Carvana Co.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2017).
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

10.21	Carvana Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Carvana Co.’s Registration Statement on Form S-8 filed with the SEC on May 7, 2021).
10.22*
Amended and Restated Inventory Financing and Security Agreement, dated as of November 1, 2023, by and among Ally Bank, Ally Financial Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.6 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023).

10.23*
Second Amended and Restated Master Purchase and Sale Agreement, dated as of November 1, 2022, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.3 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC of November 3, 2022).

10.24*
First Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated as of January 13, 2023, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on January 17, 2023).

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

10.27
Fourth Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated April 17, 2023, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.4 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.28*
Fifth Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated January 11, 2024, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on January 16, 2024).

10.29
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

10.31*
Second Addendum to the Master Dealer Agreement, effective August 31, 2020 among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2020).

10.32
Third Addendum to the Master Dealer Agreement, effective April 19, 2021, among SilverRock Automotive, Inc., SilverRock Automotive of Florida, Inc., and Carvana, LLC,(incorporated by reference to Exhibit 10.4 to Carvana Co.'s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2021).

10.33†	Non-Compete Agreement between Carvana, LLC and Ernest C. Garcia III (incorporated by reference to Exhibit 99.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on November 1, 2018).
10.34
Contribution Agreement between Carvana Co. and Ernest C. Garcia III, dated February 22, 2022 (incorporated by reference to Exhibit 10.51 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on February 24, 2022).

10.35
Transaction Support Agreement, dated as of July 17, 2023, by and among Carvana Co., Carvana Group, LLC, Ernest Garcia II, Ernest Garcia III, and each Initial Supporting Noteholder party thereto (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 19, 2023).

10.36
First Amendment to the Transaction Support Agreement, dated August 1, 2023, by and among Carvana Co, Carvana Group, LLC, Ernest Garcia II, Ernest Garcia III, and each Initial Supporting Noteholder party thereto (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on August 2, 2023).

10.37
Distribution Agreement, dated as of July 19, 2023, among Carvana Co., Carvana Group, LLC and Citigroup Global Markets Inc. and Moelis & Company, as sales agents (incorporated by reference to Exhibit 10.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on July 19, 2023).

10.38
Securities Purchase Agreement, dated as of August 18, 2023, by and between Carvana Co., Carvana Group, LLC, and the Purchasers (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on August 21, 2023).

10.39
Consent and Agreement, dated as of September 1, 2023, by and among Carvana, LLC, Ally Bank, and Ally Financial Inc. (incorporated by reference to Exhibit 10.7 to Carvana Co,'s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023).

21.1	Carvana Co. Subsidiaries, filed herewith.
23.1	Consent of Grant Thornton, LLP, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
97.1	Carvana Co. Clawback Policy, filed herewith.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission upon its request.

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 22, 2024	Carvana Co.
(Registrant)

	By:	/s/ Ernest Garcia III
Ernest Garcia III
President, Chief Executive Officer and Chairman
February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest Garcia III	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 22, 2024
Ernest Garcia III

/s/ Mark Jenkins	Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Mark Jenkins

/s/ Stephen Palmer	Vice President of Accounting and Finance (Principal Accounting Officer)	February 22, 2024
Stephen Palmer

/s/ Michael Maroone	Lead Director	February 22, 2024
Michael Maroone

/s/ Ira Platt	Director	February 22, 2024
Ira Platt

/s/ Dan Quayle	Director	February 22, 2024
Dan Quayle

/s/ Greg Sullivan	Director	February 22, 2024
Greg Sullivan

/s/ Neha Parikh	Director	February 22, 2024
Neha Parikh