Form 10-Q
period 2024-03-31
CARVANA CO.
filed 2024-05-01
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of April 29, 2024, the registrant had 116,947,248 shares of Class A common stock outstanding and 85,619,471 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$252	$530
Restricted cash	75	64
Accounts receivable, net	351	266
Finance receivables held for sale, net	866	807
Vehicle inventory	1,162	1,150
Beneficial interests in securitizations	388	366
Other current assets, including $4 and $3, respectively, due from related parties	138	138
Total current assets	3,232	3,321
Property and equipment, net	2,919	2,982
Operating lease right-of-use assets, including $9 and $10, respectively, from leases with related parties	447	455
Intangible assets, net	48	52
Other assets	337	261
Total assets	$6,983	$7,071
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities, including $12 and $7, respectively, due to related parties	$705	$596
Short-term revolving facilities	275	668
Current portion of long-term debt	194	189
Other current liabilities, including $14 and $3, respectively, due to related parties	100	83
Total current liabilities	1,274	1,536
Long-term debt, excluding current portion	5,544	5,416
Operating lease liabilities, excluding current portion, including $6 and $7, respectively, from leases with related parties	424	433
Other liabilities, including $0 and $11, respectively, due to related parties	52	70
Total liabilities	7,294	7,455
Commitments and contingencies (Note 16)
Stockholders' deficit:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 116,558 and 114,239 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 85,619 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,887	1,869
Accumulated deficit	(1,598)	(1,626)
Total stockholders' equity attributable to Carvana Co.	289	243
Non-controlling interests	(600)	(627)
Total stockholders' deficit	(311)	(384)
Total liabilities & stockholders' deficit	$6,983	$7,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended March 31,
	2024	2023
Sales and operating revenues:
Retail vehicle sales, net	$2,175	$1,827
Wholesale sales and revenues, including $7 and $5, respectively, from related parties	657	618
Other sales and revenues, including $42 and $36, respectively, from related parties	229	161
Net sales and operating revenues	3,061	2,606
Cost of sales, including $1 and $1, respectively, to related parties	2,470	2,265
Gross profit	591	341
Selling, general and administrative expenses, including $7 and $8, respectively, to related parties	456	472
Other operating expense, net	1	1
Operating income (loss)	134	(132)
Interest expense	173	159
Other income, net	(87)	(3)
Net income (loss) before income taxes	48	(288)
Income tax benefit	(1)	(2)
Net income (loss)	49	(286)
Net income (loss) attributable to non-controlling interests	21	(126)
Net income (loss) attributable to Carvana Co.	$28	$(160)

Net earnings (loss) per share of Class A common stock - basic	$0.24	$(1.51)
Net earnings (loss) per share of Class A common stock - diluted	$0.23	$(1.51)

Weighted-average shares of Class A common stock outstanding - basic	116,298	106,011
Weighted-average shares of Class A common stock outstanding - diluted	212,239	106,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
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

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Deficit
Balance, December 31, 2023	114,239	$—	85,619	$—	$1,869	$(1,626)	$(627)	$(384)
Net income	—	—	—	—	—	28	21	49
Exchanges of LLC Units	29	—	—	—	(6)	—	6	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	1	—	—	1
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(1)	—	—	(1)
Contribution of Class A common stock from related party	(1)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	2,272	—	—	—	—	—	—	—
Options exercised	19	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	24	—	—	24
Balance, March 31, 2024	116,558	$—	85,619	$—	$1,887	$(1,598)	$(600)	$(311)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In millions)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$49	$(286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	82	93
Equity-based compensation expense	22	15
Loss on disposal of property and equipment	1	1
Payment-in-kind interest expense	142	—
Provision for bad debt and valuation allowance	8	10
Amortization of debt issuance costs	5	8
Unrealized gain on warrants to acquire Root Class A common stock	(75)	—
Unrealized gain on beneficial interests in securitizations	(9)	(1)
Changes in finance receivable related assets:
Originations of finance receivables	(1,846)	(1,428)
Proceeds from sale of finance receivables, net	1,825	1,116
Gain on loan sales	(144)	(64)
Principal payments received on finance receivables held for sale	39	73
Other changes in assets and liabilities:
Vehicle inventory	(14)	385
Accounts receivable	(87)	(91)
Other assets	(4)	3
Accounts payable and accrued liabilities	109	101
Operating lease right-of-use assets	8	17
Operating lease liabilities	(6)	(12)
Other liabilities	(4)	(6)
Net cash provided by (used in) operating activities	101	(66)
Cash Flows from Investing Activities:
Purchases of property and equipment	(18)	(32)
Proceeds from disposal of property and equipment	5	12
Payments for acquisitions, net of cash acquired	—	(7)
Principal payments received on and proceeds from sale of beneficial interests	20	8
Net cash provided by (used in) investing activities	7	(19)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	839	1,858
Payments on short-term revolving facilities	(1,232)	(1,689)
Proceeds from issuance of long-term debt	42	19
Payments on long-term debt	(23)	(37)
Payments of debt issuance costs	(1)	—
Net cash (used in) provided by financing activities	(375)	151
Net (decrease) increase in cash, cash equivalents and restricted cash	(267)	66
Cash, cash equivalents and restricted cash at beginning of period	594	628
Cash, cash equivalents and restricted cash at end of period	$327	$694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub LLC (collectively, "Carvana Co.," and, together with its consolidated subsidiaries, the "Company"), is the leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Using the website, customers can complete all phases of a used vehicle transaction, including financing their purchase, trading in their current vehicle, and purchasing complementary products such as vehicle service contracts ("VSC"), auto insurance, and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

Organization

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016, for the purpose of completing its initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Substantially all of the Company's assets and liabilities represent the assets and liabilities of Carvana Group, except the Company's Senior Secured Notes and Senior Unsecured Notes (each as defined in Note 9 — Debt Instruments) which were issued by Carvana Co. and are guaranteed by its and Carvana Group's existing domestic restricted subsidiaries, excluding, in the case of the Senior Unsecured Notes, ADESA US Auction, LLC ("ADESA"), and its subsidiaries.

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Deficit, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of March 31, 2024, Carvana Co. owned approximately 57.1% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Deficit) owned the remaining 42.9%.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company's most recent Annual Report on Form 10-K filed on February 22, 2024.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2024, results of operations and changes in stockholders' deficit for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain prior period amounts have been reclassified to conform to current period presentation to account for the additions of other operating expense, net and operating income (loss) in our accompanying unaudited condensed consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary. All intercompany balances and transactions have been eliminated.

Liquidity

The Company has incurred losses in prior periods and may incur additional losses in the future as it continues to focus on driving profitability through operating efficiency. Historically, the Company's capital and liquidity needs were primarily satisfied through its debt and equity financings, operating cash flows, and short-term revolving facilities. During the three months ended March 31, 2024, the Company (i) amended its Master Purchase and Sale Agreement for the purchaser to purchase up to a maximum of $4.0 billion of the Company's finance receivables from the amendment date through January 2025 and (ii) extended one of its short-term revolving credit facilities through January 2025. In April 2024, the Company extended another of its short-term revolving credit facilities through October 2025. Management believes that current working capital, cash flows from operations, and expected continued or new financing arrangements will be sufficient to fund operations for at least one year from the financial statement issuance date.

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

Accounting Standards Issued But Not Yet Adopted

The Company assessed all Accounting Standards Updates issued but not yet adopted and determined they are not relevant to the Company or are not expected to have a material impact upon adoption.

Securities and Exchange Commission ("SEC") Final Rules Issued But Not Yet Adopted

In March 2024, the SEC issued its final rules on the enhancement and standardization of climate-related disclosures for investors. The rules will require registrants to disclose certain climate-related information in registration statements and annual reports on Form 10-K, including among others, climate-related financial metrics and qualitative and quantitative disclosures regarding greenhouse gas emissions. The final rules follow a phase-in timeline and would begin to apply prospectively to the Company's fiscal year beginning January 1, 2025. In April 2024, the SEC voluntarily stayed the effectiveness of the rules as a result of pending completion of judicial review of consolidated challenges to the rules. The Company is currently evaluating the potential impact of these rules on its consolidated financial statements and disclosures. However, there is uncertainty regarding the timing of their application and content.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(in millions)
Land and site improvements	$1,331	$1,331
Buildings and improvements	1,366	1,344
Transportation fleet	562	570
Software	314	296
Furniture, fixtures, and equipment	143	144
Total property and equipment excluding construction in progress	3,716	3,685
Less: accumulated depreciation and amortization on property and equipment	(848)	(775)
Property and equipment excluding construction in progress, net	2,868	2,910
Construction in progress	51	72
Property and equipment, net	$2,919	$2,982

Depreciation and amortization expense on property and equipment in cost of sales was $39 million and $44 million during the three months ended March 31, 2024 and 2023, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $39 million and $44 million during the three months ended March 31, 2024 and 2023, respectively.

NOTE 4 — INTANGIBLE ASSETS

The following table summarizes intangible assets, net as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(in millions)
Customer relationships	$50	$50
Developed technology	41	41
Intangible assets, acquired cost	91	91
Less: accumulated amortization	(43)	(39)
Intangible assets, net	$48	$52

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expense was $4 million and $5 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the remaining weighted-average amortization period for definite-lived intangible assets was 4.8 years. The anticipated annual amortization expense to be recognized in future years as of March 31, 2024 is as follows:

Expected Future Amortization
(in millions)
Remainder of 2024	$14
2025	14
2026	7
2027	5
2028	3
Thereafter	5
Total	$48

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(in millions)
Accounts payable, including $12 and $7, respectively, due to related parties	$272	$231
Sales taxes and vehicle licenses and fees	97	77
Reserve for returns and cancellations	65	57
Accrued compensation and benefits	62	41
Customer deposits	39	30
Accrued interest expense	11	7
Accrued advertising costs	5	4
Income tax liability	3	3
Accrued property and equipment	—	1
Other accrued liabilities	151	145
Total accounts payable and accrued liabilities	$705	$596

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group, Inc. (together with its consolidated affiliates, collectively, “DriveTime”), a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all of the interests in DriveTime, entered into a lease agreement governing two inspection and reconditioning centers in Blue Mound, Texas and Delanco, New Jersey. The lease for the Blue Mound, Texas location expires in 2029, with two five-year renewal options, and the lease for the Delanco location expires in 2026, with no current renewal options. The Company makes monthly lease payments based on DriveTime's actual rent expense. In addition, the Company is responsible for the actual insurance costs, tenant improvements required to conduct operations, and real estate taxes at these inspection and reconditioning center locations.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $1 million during each of the three months ended March 31, 2024 and 2023, allocated between inventory and selling, general and administrative expenses.

Office Leases

In September 2016, the Company entered into a lease for office space in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of another floor in the same building. The lease and sublease each had a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company paid the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The rent expense incurred related to this first floor sublease was less than $1 million during each of the three months ended March 31, 2024 and 2023. The lease and sublease expired in February 2024.

In December 2019, Verde Investments, Inc., an affiliate of DriveTime ("Verde"), purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was less than $1 million during each of the three months ended March 31, 2024 and 2023.

Wholesale Sales and Revenues

DriveTime purchases wholesale vehicles from, and sells wholesale vehicles to, both the Company and unrelated third parties through both competitive online auctions that are managed by unrelated third parties and the Company's wholesale marketplace platform. Additionally, beginning in September 2023, the Company has provided DriveTime with reconditioning services through its wholesale marketplace platform. The Company recognized $7 million and $5 million of wholesale sales and revenues from DriveTime, including for reconditioning services, during the three months ended March 31, 2024 and 2023, respectively.

Retail Vehicle Acquisitions and Reconditioning

During the second quarter of 2021, the Company began acquiring reconditioned retail vehicles from DriveTime. The purchase price of each vehicle was equal to the wholesale price of the vehicle plus a fee for transportation and reconditioning services. As of March 31, 2024 and December 31, 2023, zero and less than $1 million, respectively, related to vehicles and reconditioning services were included in vehicle inventory in the accompanying unaudited condensed consolidated balance sheets.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), most recently amended in April 2021, pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Master Dealer Agreement further allows the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the three months ended March 31, 2024 and 2023, the Company recognized $41 million and $35 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations, and payments for excess reserves to which it expects to be entitled. The commission earned on the sale of VSCs and expected payments for excess reserves is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred $4 million during each of the three months ended March 31, 2024 and 2023, related to the administration of limited warranty.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime, pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). Finally, in December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). The Company recognized $1 million in revenue during each of the three months ended March 31, 2024 and 2023, under the Profit Sharing Agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $2 million and $4 million during the three months ended March 31, 2024 and 2023, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three months ended March 31, 2024 and 2023.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the three months ended March 31, 2024 and 2023.

Accounts Payable Due to Related Party

As of March 31, 2024 and December 31, 2023, $12 million and $7 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

As further discussed in Note 14 — Income Taxes, as of March 31, 2024 and December 31, 2023, the Company recorded a $14 million TRA liability, which is included in other current liabilities and other liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets, and of which $11 million will be paid to related parties.

Contributions of Class A Common Stock From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in the fourth quarter of 2021, the Company's CEO, Ernest Garcia III ("Mr. Garcia"), committed to giving then-current employees 23 shares of Class A common stock each from his personal shareholdings once employees reach their two-year employment anniversary ("CEO Milestone

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Gift" or "Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vest after they complete their second year of employment, for a total of 435,035 RSUs granted during the period. For every gift that vests, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia contributes to the Company, at the end of each fiscal quarter, the number of shares of Class A common stock, granted pursuant to the CEO Milestone Gift, that have vested during such quarter. The shares contributed shall be shares of Class A common stock that Mr. Garcia individually owns, at no charge. The contribution is intended to fund RSU awards to certain employees of the Company upon their satisfying the applicable employment tenure requirements. During the three months ended March 31, 2024 and 2023, 1,104 and 15,847 RSUs, respectively, vested and an equal number of shares of Class A common stock were contributed by Mr. Garcia. As of January 2024, all RSUs granted pursuant to the CEO Milestone Gift have vested or been forfeited. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has agreed to indemnify Mr. Garcia from any such obligations that may arise.

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

During the three months ended March 31, 2024 and 2023, the Company sold $0.9 billion and $0.7 billion, respectively, in principal balances of finance receivables under the MPSA and had $3.1 billion of unused capacity as of March 31, 2024.

Securitization Transactions

The Company sponsors and establishes securitization trusts to purchase finance receivables from the Company. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that the Company sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. The net proceeds from the sales are the fair value of the assets obtained as part of the transactions and typically include cash and at least 5% of the beneficial interests issued by the securitization trusts to comply with the Risk Retention Rules as defined and further discussed in Note 8 — Securitizations and Variable Interest Entities.

During the three months ended March 31, 2024 and 2023, the Company sold $0.8 billion and $0.4 billion, respectively, in principal balances of finance receivables through securitization transactions.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $144 million and $64 million during the three months ended March 31, 2024 and 2023, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs, providing industry standard representations and warranties regarding the underlying finance receivables, and performing ministerial duties as the trust administrator. As of March 31, 2024, the Company was not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of March 31, 2024 and December 31, 2023 were $388 million and $366 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of March 31, 2024 and December 31, 2023.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at March 31, 2024 and December 31, 2023. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	March 31, 2024		December 31, 2023
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$301	$301	$287	$287
Certificates and other assets	87	87	79	79
Total unconsolidated VIEs	$388	$388	$366	$366

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$306	$301	$294	$287
Certificates and other assets	77	87	71	79
Total securities available for sale	$383	$388	$365	$366

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 9 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 15 — Leases, as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023

	(in millions)
Asset-based financing:
Floor plan facility	$103	$113
Finance receivable facilities	172	555
Financing of beneficial interest in securitizations	306	293
Real estate financing	485	485
Total asset-based financing	1,066	1,446
Senior Secured Notes (1)	4,520	4,378
Senior Unsecured Notes	205	205
Total debt	5,791	6,029
Less: current portion	(390)	(777)
Less: unamortized debt issuance costs (2)	(57)	(60)
Plus: unamortized premium (3)	35	37
Total included in long-term debt, net	$5,379	$5,229

(1) Includes $75 million and $185 million of accrued PIK interest as of March 31, 2024 and December 31, 2023, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.
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
(3) The unamortized premium relates to a portion of the notes exchange offers completed in September 2023 which were accounted for as a debt modification.

Short-Term Revolving Facilities

Floor Plan Facility

The Company previously entered into a floor plan facility with a lender to finance its vehicle inventory, which was secured by Carvana LLC's vehicle inventory, general intangibles, accounts receivable, and finance receivables (as amended, the "Floor Plan Facility"). On September 1, 2023, the Company amended the Floor Plan Facility in connection with the issuance of the Senior Secured Notes discussed below to provide for an additional exclusive grant of collateral over certain deposit accounts and the cash on deposit in those accounts in favor of the lender and to amend certain other affirmative and negative covenants. The Company amended and restated the Floor Plan Facility on November 1, 2023 to resize the line of credit to $1.5 billion through April 30, 2025 and to lower the interest rate to (i) a prime rate plus 0.10% when amounts drawn under the facility are under 50% of the then current inventory balance and (ii) a prime rate plus 0.50% when amounts drawn are over 50%.

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

As of March 31, 2024, the Company had $103 million outstanding under the facility, unused capacity of $1.4 billion, and held $13 million in restricted cash related to this facility. During the three months ended March 31, 2024, the Company's effective interest rate on the facility was 6.83%.

As of December 31, 2023, the Company had $113 million outstanding under the facility, unused capacity of $1.4 billion, and held $14 million in restricted cash related to this facility. During the year ended December 31, 2023, the Company's effective interest rate on the facility was 7.86%.

Finance Receivable Facilities

The Company has various short-term revolving credit facilities to fund certain finance receivables originated by the Company prior to selling them, which are typically secured by the finance receivables pledged to them (the "Finance Receivable Facilities").

In January 2020, the Company entered into an agreement pursuant to which a lender agreed to provide a revolving credit facility to fund certain finance receivables originated by the Company. In 2023, the Company amended its agreement to, among other things, adjust the line of credit to $500 million and extend the maturity date to January 24, 2024, and in January 2024, the maturity date was further extended to January 19, 2025.

In February 2020, the Company entered into an agreement pursuant to which a second lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase the line of credit to $600 million and extend the maturity date to December 8, 2023, and in December 2023, the maturity date was further extended to December 8, 2025.

In April 2021, the Company entered into an agreement pursuant to which a third lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021 and September 2022, the Company amended its agreement to, among other things, increase this line of credit to $600 million, and extend the maturity date to March 30, 2024, and in March 2024, the maturity date was further extended to April 12, 2024. As further discussed in Note 19 — Subsequent Events, in April 2024, the Company further extended the maturity date to October 10, 2025.

In March 2022, the Company entered into an agreement pursuant to which a fourth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In September 2023, the Company amended its agreement to extend the maturity date to September 18, 2024.

In May 2023, the Company entered into an agreement pursuant to which a fifth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. The Company can draw upon this facility until May 31, 2024.

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of March 31, 2024 and December 31, 2023, the Company had $172 million and $555 million, respectively, outstanding under these Finance Receivable Facilities, unused capacity of $2.5 billion and $2.1 billion, respectively, and held $20 million and $8 million, respectively, in restricted cash related to these Finance Receivable Facilities. During the three months ended March 31, 2024, the Company's effective interest rate on these

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Finance Receivable Facilities was 7.46%. During the year ended December 31, 2023, the Company's effective interest rate on these Finance Receivable Facilities was 6.60%.

Long-Term Debt

Senior Secured Notes

The Company has issued various tranches of Senior Secured Notes (collectively, the "Senior Secured Notes") as further described below:

Senior Secured Notes	March 31, 2024	December 31, 2023	Year 1 PIK Interest Rate	Year 2 Cash/PIK Toggle Interest Rate	Thereafter Cash Interest Rate

	(in millions, except percentages)
Notes due December 1, 2028 (the "2028 Senior Secured Notes")	$1,034	$981	12%	9%/12%	9%
Notes due June 1, 2030 (the "2030 Senior Secured Notes")	1,559	1,471	13%	11%/13%	9%
Notes due June 1, 2031 (the "2031 Senior Secured Notes")	1,852	1,741	14%	--/14%	9%
Accrued PIK interest	75	185
Total principal amount	$4,520	$4,378
Less: unamortized debt issuance costs	(50)	(53)
Plus: unamortized premium	35	37
Total Senior Secured debt	$4,505	$4,362

Interest on each of the Senior Secured Notes is payable semi-annually on February 15 and August 15, beginning on February 15, 2024. On February 15, 2024 and as required by the indentures governing the Senior Secured Notes, the Company paid interest in kind of $53 million, $88 million, and $111 million on the 2028, 2030, and 2031 Senior Secured Notes, respectively.

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

Senior Unsecured Notes

The Company has issued various tranches of senior unsecured notes (the "Senior Unsecured Notes") each under a separate indenture, as further described below:

Senior Unsecured Notes	March 31, 2024	December 31, 2023	Interest Rate

	(in millions, except percentages)
Notes due October 1, 2025 ("2025 Senior Unsecured Notes")	$98	98	5.625%
Notes due April 15, 2027 ("2027 Senior Unsecured Notes")	32	32	5.500%
Notes due October 1, 2028 ("2028 Senior Unsecured Notes")	22	22	5.875%
Notes due September 1, 2029 ("2029 Senior Unsecured Notes")	26	26	4.875%
Notes due May 1, 2030 ("2030 Senior Unsecured Notes")	27	27	10.250%
Total principal amount	205	205
Less: unamortized debt issuance costs	(1)	(1)
Total Senior Unsecured debt	$204	$204

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

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of March 31, 2024, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of both March 31, 2024 and December 31, 2023, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
issuance costs, was $482 million, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of March 31, 2024 and December 31, 2023, the Company had pledged $306 million and $293 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from January 2025 to March 2031. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $303 million and $290 million as of March 31, 2024 and December 31, 2023, respectively, of which $114 million and $108 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2024, the Company was in compliance with all debt covenants.

NOTE 10 — STOCKHOLDERS' DEFICIT

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of March 31, 2024 and December 31, 2023, there were 253 million and 250 million Class A Units, respectively, and 2 million of Class B Units at both dates (as adjusted for the participation thresholds and closing price of Class A common stock on March 31, 2024 and December 31, 2023), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

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

There was no activity pursuant to the ATM Program during the three months ended March 31, 2024.

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

During each of the three months ended March 31, 2024 and 2023, certain LLC Unitholders exchanged less than 0.1 million LLC Units and no shares of Class B common stock for less than 0.1 million newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, Carvana Co. received less than 0.1 million LLC Units during each of the three months ended March 31, 2024 and 2023, increasing its total ownership interest in Carvana Group.

Class A Non-Convertible Preferred Units

In accordance with the Carvana Group, LLC amended and restated LLC Agreement, and in connection with the issuance of Senior Secured Notes or Senior Unsecured Notes by Carvana Co., Carvana Group, LLC is authorized to issue Class A Non-Convertible Preferred Units to Carvana Co. In each case, the consideration for the capital contribution made or deemed to have been made by Carvana Co. is equal to the net proceeds of notes issuances. As of March 31, 2024, Carvana Co. holds 4.65 million Class A Non-Convertible Preferred Units.

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

During the three months ended March 31, 2024 and 2023, the total adjustments related to exchanges of LLC Units were an increase and decrease in non-controlling interests and a corresponding decrease and increase in additional paid-in capital of $6 million and $1 million, respectively, which have been included in exchanges of LLC Units in the accompanying unaudited condensed consolidated statements of stockholders' deficit.

As of March 31, 2024, Carvana Co. owned approximately 57.1% of Carvana Group with the LLC Unitholders owning the remaining 42.9%. The net income (loss) attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net income (loss) attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions)
Transfers (to) from non-controlling interests:
(Decrease) increase as a result of exchanges of LLC Units	$(6)	$1
Total transfers (to) from non-controlling interests	$(6)	$1

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Restricted Stock Units and Awards	$19	$13
Options	5	4
Total equity-based compensation	24	17
Equity-based compensation capitalized to property and equipment	(2)	(2)
Equity-based compensation, net of capitalized amounts	$22	$15

During each of the three months ended March 31, 2024 and 2023, the Company capitalized $2 million of equity-based compensation to property and equipment related to software development and real estate projects and less than $1 million to inventory related to reconditioning and inbound transportation of vehicles. All other equity-related compensation is included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2024, the total unrecognized equity-based compensation related to outstanding awards was $264 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). The number of shares authorized for issuance under the 2017 Incentive Plan is subject to an automatic annual increase (the "Automatic Increase") of the lesser of two percent of the Company's outstanding Class A common stock or an amount determined by the Compensation and Nominating Committee of the Board. On each of January 1, 2024 and 2023, the number of shares authorized for issuance under the 2017 Incentive Plan increased by two percent of the then outstanding Class A common stock under the Automatic Increase. As of March 31, 2024, 17 million shares remained available for future equity-based award grants under this plan.

The Company also maintains a clawback policy (the "Clawback Policy"), which requires the Company's officers, as defined by Rule 16a-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to repay the Company certain Incentive Compensation (as defined in the Clawback Policy) if (i) the Company is required to prepare an accounting restatement of its financial statements due to its material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (each a "Restatement"), and (ii) no more than three years have elapsed since the original filing date of the financial statements. In the event of a Restatement, the Company must recover the amount of Incentive Compensation received that exceeds the amount of Incentive Compensation that otherwise would have

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
been received, had it been determined based on the restated amounts, computed without regard to any taxes paid. To date, there has been no repayment of compensation from executive officers pursuant to the Clawback Policy.

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

During the three months ended March 31, 2024 and 2023, the Company did not issue any shares of Class A common stock and as of March 31, 2024, 378,364 shares remained available for future issuance. During the three months ended March 31, 2024 and 2023, the Company recognized less than $1 million of equity-based compensation expense related to the ESPP in each period.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three months ended March 31, 2024 or 2023. As of March 31, 2024, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

NOTE 13 — NET EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings (loss) per share is computed by dividing the net earnings (loss) attributable to Class A common stockholders by the weighted-average shares of Class A common stock outstanding during the period. Diluted net earnings (loss) per share is computed by giving effect to all potentially dilutive shares. For the three months ended March 31, 2023, potentially dilutive shares are excluded from diluted net earnings (loss) per share because they would have an anti-dilutive impact. Net earnings (loss) for all periods presented is attributable only to Class A common stockholders, due to no activity related to convertible preferred stock during those periods.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net earnings (loss) per share during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income (loss) attributable to Carvana Co. Class A common stockholders - basic	$28	$(160)
Impact on net income of assumed conversions from LLC Units	21	—
Net income (loss) attributable to Carvana Co. Class A common stockholders - diluted	$49	$(160)

Denominator:
Weighted-average shares of Class A common stock outstanding	116,303	106,060
Nonvested weighted-average restricted stock awards	(5)	(49)
Weighted-average shares of Class A common stock outstanding - basic	116,298	106,011
Dilutive effect of Class A common shares:
Options (1)	2,418	—
Restricted Stock Units and Awards (1)	6,057	—
Class A Units (2)	85,682	—
Class B Units (2)	1,784	—
Weighted-average shares of Class A common stock outstanding - diluted	212,239	106,011

Net earnings (loss) per share of Class A common stock - basic	$0.24	$(1.51)
Net earnings (loss) per share of Class A common stock - diluted	$0.23	$(1.51)

(1) Calculated using the treasury stock method, if dilutive
(2) Calculated using the if-converted method, if dilutive

Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net earnings (loss) per share of Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net earnings (loss) per share of Class A common stock for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Options (1)	1,058	1,234
Restricted Stock Units and Awards (1)	330	92
Class A Units (2)	—	82,963
Class B Units (2)	—	723

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 14 — INCOME TAXES

As described in Note 1 — Business Organization and Note 10 — Stockholders' Deficit, as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. was formed on November 29, 2016 and did not engage in any operations prior to the IPO. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co.

As described in Note 10 — Stockholders' Deficit, during each of the three months ended March 31, 2024 and 2023, the Company acquired less than 0.1 million LLC Units in connection with exchanges with LLC Unitholders. As a result, during the three months ended March 31, 2024 and 2023, the Company recognized a gross deferred tax asset of $1 million and less than $1 million, respectively, associated with the basis difference in its investment in Carvana Group, which is reflected as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders' deficit.

During the three months ended March 31, 2024, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of March 31, 2024 and December 31, 2023, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended March 31, 2024 and 2023 was a benefit of 1.1% and 0.7%, respectively, related to its wholly-owned subsidiaries.

Tax Receivable Agreement

Carvana Co. expects to obtain an increase in its share of the tax basis in the net assets of Carvana Group when LLC Units are exchanged by the LLC Unitholders and other qualifying transactions. As described in Note 10 — Stockholders' Deficit, each change in outstanding shares of Class A common stock results in a corresponding increase or decrease in Carvana Co.'s ownership of LLC Units. The Company intends to treat any exchanges of LLC Units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Carvana Co. would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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
As of March 31, 2024 and December 31, 2023, the Company recorded a $14 million TRA liability, which is included in other current liabilities and other liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets, and of which $11 million will be paid to related parties. For the remaining $1.6 billion TRA liability, as of March 31, 2024, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded an additional liability related to the tax savings it may realize from utilization of such deferred tax assets. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of March 31, 2024, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations, storage, parking and corporate offices. The initial terms expire at various dates between 2024 and 2038. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company leases and subleases certain of its real estate to third parties. Lease and sublease income for the three months ended March 31, 2024 and 2023 was $2 million and $1 million, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$26	$28
Interest obligations under finance leases	4	5
Total finance lease costs	$30	$33

Operating leases:
Fixed lease costs to non-related parties	$16	$18
Fixed lease costs to related parties	1	1
Total operating lease costs	$17	$19

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties	$29	$26
Operating lease liabilities to related parties	$1	$1
Interest payments on finance lease liabilities	$4	$5

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$21	$32

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of March 31, 2024:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2024	$70	$2	$71	$73	$143
2025	85	2	92	94	179
2026	71	2	89	91	162
2027	34	2	81	83	117
2028	7	1	74	75	82
Thereafter	—	1	226	227	227
Total minimum lease payments	267	10	633	643	910
Less: amount representing interest	(23)	(2)	(153)	(155)	(178)
Total lease liabilities	$244	$8	$480	$488	$732

(1) Leases that are on a month-to-month basis, short-term leases, and lease extensions that the Company does not expect to exercise are not included.
(2) Related party lease payments exclude rent payments due under the DriveTime lease agreements for locations where the Company shares space with DriveTime, as those are variable lease payments contingent upon the Company's utilization of the leased assets.

As of March 31, 2024 and December 31, 2023, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of March 31, 2024 and 2023 were as follows, excluding short-term operating leases:

	As of March 31,
	2024	2023
Weighted-average remaining lease terms (years)
Operating leases	7.5	8.3
Finance leases	3.2	4.0
Weighted-average discount rate
Operating leases	7.1%	7.1%
Finance leases	6.0%	5.8%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $18 million and $16 million, as of March 31, 2024 and December 31, 2023, respectively, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The expense was $25 million and $23 million for the three

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
months ended March 31, 2024 and 2023, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $128 million in aggregate over the next five years, as of March 31, 2024. These purchase obligations are recorded as liabilities when the services are rendered.

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business for a publicly traded auto retail and e-commerce company. For example, the Company is currently a party to legal and regulatory disputes, including putative class action and shareholder derivative lawsuits, alleging, among other things, the violation of federal securities and antitrust laws and state laws regarding consumer protection, stockholders' rights and the titling and registration of vehicles sold to its customers. These disputes include, but are not limited to, In re Carvana Co. Securities Litigation, United States District Court for the District of Arizona (Case No. CV-22-2126-PHX-MTL); Tajae Bradley v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 2:22-cv-02525-MMB); Dana Jennings, et al. v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 5:21-cv-05400-EGS); Syretta Harvin et al. v. Carvana, LLC et al., United States District Court for the Eastern District of Pennsylvania (Case No. 2:23-cv-02068-MRP); and In re Carvana Co. Stockholders Litigation, Delaware Chancery Court (Case No. 2023-0600-KSJM); and Michael Cribier v. Carvana, LLC, United States District Court for the Southern District of California (Case No. 3:24-cv-00094-DMS-JLB).

In re Carvana Co. Stockholders Litigation, Delaware Chancery Court (Case No. 2020-0415-KSJM) was dismissed with prejudice in March 2024.

Additionally, the Attorney General offices of various states, from time to time, conduct inquiries regarding the Company's inspection, reconditioning, advertising, sale, delivery, titling, registration, and post-sale service of retail vehicles. The Company works closely with government agencies to respond to these requests and fully cooperates with any such inquiries, which if not amicably resolved, could result in state Attorney General offices filing claims against the Company.

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

Future litigation may be necessary to defend the Company and its partners by determining the scope, enforceability and validity of third party proprietary rights or to establish its proprietary rights. The results of any current or future litigation or government inquiries cannot be predicted with certainty, and regardless of the outcome, litigation and government inquiries can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables are a summary of fair value measurements and hierarchy level at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$256	$256	$—	$—
Beneficial interests in securitizations	$388	$—	$—	$388
Purchase price adjustment receivables	$8	$—	$—	$8
Root Warrants	$80	$—	$—	$80

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$339	$339	$—	$—
Beneficial interests in securitizations	$366	$—	$—	$366
Purchase price adjustment receivables	$7	$—	$—	$7
Root Warrants	$5	$—	$—	$5

Money Market Funds

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

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of March 31, 2024 and December 31, 2023, the range of discount rates were 5.9% to 10.0% and 6.2% to 12.0%, respectively, and the weighted average of discount rates were 8.7% and 8.9%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other income, net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers out of Level 3 during the three months ended March 31, 2024 or 2023.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company sells certain of its beneficial interests in securitizations that are not required to be retained by the Risk Retention Rules. For the three months ended March 31, 2024, the Company sold beneficial interests in securitizations for a purchase price totaling $9 million. For the three months ended March 31, 2023, the Company sold no beneficial interests in securitizations.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Opening Balance	$366	$321
Received in securitization transactions	62	23
Payments received	(40)	(33)
Change in fair value	9	1
Sales of beneficial interests	(9)	—
Ending Balance	$388	$312

Purchase Price Adjustment Receivables

The Company's purchase price adjustment receivables are carried at fair value and classified as other assets in the accompanying unaudited condensed consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were gains of $1 million and $2 million, respectively, during the three months ended March 31, 2024 and 2023, respectively, and are reflected in other income, net in the accompanying unaudited condensed consolidated statements of operations.

Root Warrants

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million, which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through March 31, 2024.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were to be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Root Warrants"). On September 1, 2022, the integrated auto insurance solution, which embedded into the Company's e-commerce platform, was completed. The first tranche of Root Warrants, consisting of 2.4 million shares of Root's Class A common stock, became exercisable upon completion of the integrated solution, and is considered a derivative instrument. The second tranche of Root Warrants, consisting of 3.2 million shares of Root's Class A common stock, became exercisable on November 14, 2023, upon the achievement of certain insurance sales metrics through the integrated solution, and is considered a derivative investment. The other tranches vest based on insurance product sales through the integrated solution and are considered derivative instruments. The Company used a Monte Carlo simulation to estimate the fair value of these Root Warrants, which

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
are classified as Level 3. Under this Monte Carlo simulation, the primary unobservable input utilized in determining the fair value of the Root Warrants was the expected volatility of Root's class A common stock, which was implied from the historical volatility of their stock. As of March 31, 2024 and 2023, the expected volatility utilized in the Monte Carlo simulation was 100% and 85%, respectively. At contract inception, the Company recognized an asset of $30 million for the Root Warrants and deferred revenue, classified in other assets and other liabilities, respectively in the accompanying unaudited condensed consolidated balance sheets. In 2022, the Company determined it was probable that the volume of insurance products required to earn the Root Warrants would be achieved and recorded an additional $75 million of Root Warrants and deferred revenue based on the contract inception date fair value as determined by the Monte Carlo simulation. The Root Warrants and deferred revenue are classified in other assets and other liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets. The deferred revenue is recognized over the expected contract performance period within other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

The following table presents changes in the Company's Level 3 Root Warrants measured at fair value:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Opening balance	$5	$2
Unrealized gain (loss)	75	(1)
Ending balance	$80	$1

In relation to the Root Warrants, the Company recognized an increase in fair value of $75 million and a decrease in fair value of $1 million during the three months ended March 31, 2024 and 2023, respectively, which are included in other income, net in the accompanying unaudited condensed consolidated statements of operations.

Interest Rate Cap

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

The Company does not apply hedge accounting to the interest rate caps and records all mark-to-market adjustments directly to other income, net in the accompanying unaudited condensed consolidated statements of operations. The fair value of the interest rate caps is categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial principles and available market data. For the three months ended March 31, 2023, the Company recognized mark-to-market adjustments of $1 million of expense within other income, net in the accompanying unaudited condensed consolidated statements of operations. The interest rate cap was terminated during the year ended December 31, 2023.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended March 31, 2024 and December 31, 2023. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023

	(in millions)
Carrying value, net of unamortized debt issuance costs, unamortized premium, and accrued PIK interest	$4,709	$4,566
Fair value	$4,622	$3,866

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023

	(in millions)
Carrying value	$866	$807
Fair value	$937	$854

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$28	$56
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$—	$3
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4	$—
Property and equipment acquired under finance leases	$—	$19
Equity-based compensation expense capitalized to property and equipment	$2	$2
Fair value of beneficial interests received in securitization transactions	$62	$23
Reductions of beneficial interests in securitizations and associated long-term debt	$29	$25

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	March 31, 2024	December 31, 2023	March 31, 2023

	(in millions)
Cash and cash equivalents	$252	$530	$488
Restricted cash	75	64	206
Total cash, cash equivalents and restricted cash	$327	$594	$694

NOTE 19 — SUBSEQUENT EVENTS

Finance Receivable Facilities

On April 12, 2024, the Company amended an agreement governing one of its short-term revolving credit facilities to, among other things, extend the maturity date to October 10, 2025.

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website, customers can complete all phases of a retail vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a retail vehicle.    As of March 31, 2024, we listed 30,694 total retail units on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling vehicles to retail customers is the primary driver of our business. Selling retail vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including the sale of finance receivables originated to finance the vehicle, vehicle service contracts ("VSCs"), GAP waiver coverage, other ancillary products, and trade-ins.

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

•Sell us their car.    We allow our customers to trade-in a vehicle and apply the trade-in value to their purchase, or to sell us a vehicle independent of a purchase. Using our digital appraisal tool, customers can receive a conditional offer for their vehicle nearly instantaneously from our site simply by answering a few questions about the vehicle condition and features. We generate trade-in offers using a proprietary valuation algorithm supported by extensive used vehicle market and customer-behavior data. When customers accept our offer, they can drop the vehicle off at one of our locations or schedule a time to have the vehicle picked up at their home or elsewhere within one of our markets and receive payment, eliminating the need to visit a dealership or negotiate a private sale. We take their vehicles into inventory and sell them either at auction as a wholesale sale or through our website as a retail sale. Vehicles sold at auction typically do not meet the quality or condition standards required to be included in retail inventory displayed for sale on our website.

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

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have historically experienced rapid growth in sales through our website www.carvana.com. During the three months ended March 31, 2024, the number of vehicles we sold to retail customers increased by 15.9% to 91,878, compared to 79,240 in the three months ended March 31, 2023.

We continue to view the number of vehicles we sell to retail customers as the most important long-term measure of our performance, and we expect to continue to focus on building a scalable platform to efficiently increase our retail units sold. This focus on retail units sold is motivated by several factors:

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

While our near-term objectives are geared towards significant positive unit economics through efficiency gains and other initiatives, we continue to invest in technology and infrastructure to support efficient growth in retail units sold. This includes continued investment in our vehicle acquisition, reconditioning and logistics network, as well as continued investment in product development and engineering to deliver customers a best-in-class experience.

Markets and Population Coverage

As of March 31, 2024, we have established a logistics network and local marketing presence in 316 metropolitan areas and have purchased, reconditioned, sold, and delivered over 1.8 million retail vehicles since the launch of our first market in January 2013. As of March 31, 2024, our 316 markets serviced 81.1% of the U.S. population. We calculate our population coverage as the population in our open markets at the end of the period as a percentage of the total metropolitan statistical area ("MSA") population in the U.S., based on 2015 data from the U.S. Census Bureau. Our hub and spoke market approach allows us to focus on serving our markets and providing the best possible car buying and selling experience to our customers at a low, transparent cost. Our established logistics network and ability to service customers within our markets by delivering or picking up any car on Carvana-branded haulers allow us to provide a low-cost, simple car buying and selling experience. We continually evaluate consumer demand and our operational capacity to determine our market development strategy.

Revenue and Gross Profit

We generate revenue on retail units sold from four primary sources: the sale of the retail vehicles, wholesale sales of vehicles we acquire from customers, including sales through our wholesale marketplace, gains on the sales of loans originated to finance the vehicles, and sales of ancillary products such as VSCs and GAP waiver coverage.

Our largest source of revenue, retail vehicle sales, totaled $2.2 billion and $1.8 billion during the three months ended March 31, 2024 and 2023, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales and revenues includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. We also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $657 million and $618 million during the three months ended

March 31, 2024 and 2023, respectively. We generally expect wholesale sales to trend proportionately with retail units sold through trade-ins and from customers who wish to sell us a car independent of a retail sale and with the movement of wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate and sales commissions on ancillary products such as VSCs, GAP waiver coverage, and auto insurance totaled $229 million and $161 million during the three months ended March 31, 2024 and 2023, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

During the current macroeconomic uncertainty, our highest priority will continue to be providing exceptional customer experiences while improving efficiency and utilizing our infrastructure to support efficient growth in retail units sold to help us move along the path to achieve sustained profitability. Secondarily, we plan to pursue several strategies designed to increase our brand awareness and total gross profit per unit. These strategies may include the following:

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

•Leverage existing inspection and reconditioning infrastructure. As we scale, we intend to more fully utilize the capacity at our existing IRCs and auction locations, which collectively have capacity to inspect and recondition approximately 1.3 million vehicles per year at full utilization.

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

Investment in Growth

We have historically aggressively invested in the growth of our business. Due to the current macroeconomic environment, we are focused on driving fundamental gains in gross profit per unit and operational efficiency, flexibility, and scalability through process and technology improvements to increase profitability and provide a strong foundation for profitable growth. While we intend to become increasingly efficient over time, we also anticipate that our operating expenses will increase as we return to growth and continue to expand our logistics network, increase our advertising spending, and serve more of the U.S. population. There is no guarantee that we will be able to realize the desired return on our investments.

Relationships with Related Parties

For discussion about our relationships with related parties, refer to Note 6 — Related Party Transactions of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

Key Operating Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our progress and make strategic decisions. Our key operating metrics reflect the key drivers of our growth, including increasing brand awareness, enhancing the selection of vehicles we make available to our customers, and driving strong unit economics.

	Three Months Ended March 31,
	2024	2023
Retail units sold	91,878	79,240
Average monthly unique visitors (in thousands)	15,935	14,695
Total website units	30,694	41,314
Total gross profit per unit	$6,432	$4,303
Total gross profit per unit, non-GAAP	$6,802	$4,796

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

Total Gross Profit per Unit, Non-GAAP

We define total gross profit per unit, non-GAAP as the aggregate gross profit, non-GAAP in a given period, divided by retail units sold in that period. Gross profit, non-GAAP is defined as gross profit plus depreciation and amortization in cost of sales, share-based compensation in cost of sales, and restructuring costs, minus revenue related to warrants to purchase shares of Root's Class A common stock (the "Root Warrants") as discussed in Note 17 — Fair Value of Financial Instruments. Refer to "Non-GAAP Financial Measures" for more information, including the reconciliation of non-GAAP financial measures to the most directly comparable financial measures under generally accepted accounting principles in the United States ("GAAP").

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

The number of retail vehicles we sell depends on the volume of traffic to our website, our population coverage, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customers' purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general macroeconomic and used car industry conditions. On a quarterly basis, the number of retail vehicles we sell is also affected by seasonality, with demand for retail vehicles generally reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of retail vehicle sales generally expected to occur in the fourth calendar quarter. In 2022 and 2023, heightened inflation and rising interest rates resulted in lower demand for used vehicles. Heightened inflation and interest rates persisted during the first three months of 2024 but were outweighed by seasonal demand associated with the timing of tax refunds.

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

Wholesale Sales and Revenues

Wholesale sales and revenues includes the aggregate proceeds we receive on vehicles we acquire and sell to wholesalers, and wholesale marketplace revenues. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade-in their existing vehicles when making a purchase from us. Factors affecting wholesale sales and revenues include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market. Wholesale sales and revenues includes aggregate proceeds we receive on vehicles sold to DriveTime through competitive online auctions that are managed by an unrelated third party and through the Company's wholesale marketplace platform. Wholesale marketplace revenues include revenue earned from the sale of wholesale marketplace units by third-party sellers to buyers through our wholesale marketplace platform, including auction fees and related services revenue.

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

In September 2022, we completed our integrated auto insurance solution with Root, through which customers may conveniently access auto insurance directly from the Carvana e-commerce platform. We receive commissions and Root Warrants based on the Root insurance policies sold through the integrated solution. The commission revenue we recognize depends on the number of retail units we sell, the conversion rate of auto policies on those sales, commission rates we receive, and forecasted attrition. The revenue we recognize from Root Warrants as non-cash consideration depends on the probability of achieving certain auto policy sales thresholds within a specific timeline as well as our performance under the agreement with Root.

Cost of Sales

Cost of sales includes the cost to acquire, recondition, and transport vehicles associated with preparing them for resale, and wholesale marketplace cost of sales. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles, and supply-and-demand dynamics in the vehicle market. Reconditioning costs consist of direct costs, including parts, labor, and third-party repair expenses directly attributable to specific vehicles, as well as indirect costs, such as IRC overhead. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition to the IRC or other site. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value. Wholesale marketplace cost of sales include costs related to the sale of wholesale marketplace units by third-party sellers through our wholesale marketplace platform, including labor, rent, depreciation and amortization.

Retail Vehicle Gross Profit

Retail vehicle gross profit is the vehicle sales price minus our costs of sales associated with vehicles that we list and sell on our website. Retail vehicle gross profit per unit is our aggregate retail vehicle gross profit in any measurement period divided by the number of retail units sold in that period.

Wholesale Gross Profit

Wholesale gross profit is the vehicle sales price minus our cost of sales associated with vehicles we sell to wholesalers, and wholesale marketplace revenues less wholesale marketplace cost of sales. Factors affecting wholesale gross profit include the number of wholesale units sold, the average wholesale selling price of these vehicles, the average acquisition price associated with these vehicles, the buyer and seller fees, and the number of wholesale marketplace units sold.

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

Other Operating Expense, Net

Other operating expense, net primarily includes other general operating expenses such as gains or losses from disposals of long-lived assets.

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

Other Income, Net

Other income, net includes changes in fair value on our beneficial interests in securitizations, purchase price adjustment receivables, and fair value adjustments related to our Root Warrants as discussed in Note 17 — Fair Value of Financial Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

Income Tax Benefit

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

Results of Operations

	Three Months Ended March 31,
	2024	2023	Change

	(dollars in millions, except per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$2,175	$1,827	19.0%
Wholesale sales and revenues (1)	657	618	6.3%
Other sales and revenues (2)	229	161	42.2%
Total net sales and operating revenues	$3,061	$2,606	17.5%
Gross profit:
Retail vehicle gross profit	$283	$110	157.3%
Wholesale gross profit (1)	79	70	12.9%
Other gross profit (2)	229	161	42.2%
Total gross profit	$591	$341	73.3%
Unit sales information:
Retail vehicle unit sales	91,878	79,240	15.9%
Wholesale vehicle unit sales	44,155	35,110	25.8%
Per unit selling prices:
Retail vehicles	$23,673	$23,056	2.7%
Wholesale vehicles (3)	$9,625	$11,592	(17.0)%
Per retail unit gross profit:
Retail vehicle gross profit	$3,080	$1,388	121.9%
Wholesale gross profit	860	883	(2.6)%
Other gross profit	2,492	2,032	22.6%
Total gross profit	$6,432	$4,303	49.5%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (4)	$1,042	$1,253	(16.8)%
Wholesale marketplace:
Wholesale marketplace units sold	242,647	213,764	13.5%
Wholesale marketplace revenues	$232	$211	10.0%
Wholesale marketplace gross profit (5)	$33	$26	26.9%

(1) Includes $7 and $5, respectively, of wholesale sales and revenues from related parties.
(2) Includes $42 and $36, respectively, of other sales and revenues from related parties.
(3) Excludes wholesale marketplace revenues and wholesale marketplace units sold.
(4) Excludes wholesale marketplace gross profit and wholesale marketplace units sold.
(5) Includes $25 and $26, respectively, of depreciation and amortization expense.

Retail Vehicle Sales

Retail vehicle sales increased by $348 million to $2.2 billion during the three months ended March 31, 2024, compared to $1.8 billion during the three months ended March 31, 2023. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 91,878 from 79,240 during the three months ended March 31, 2024 and 2023, respectively. Additionally, the average selling price of our retail units sold increased to $23,673 in the three months ended March 31, 2024 from $23,056 in the prior year, due primarily to improvements in turn times offset by overall depreciation in the used vehicle market compared to the three months ended March 31, 2023.

Wholesale Sales and Revenues

Wholesale sales and revenues increased by $39 million to $657 million during the three months ended March 31, 2024, compared to $618 million during the three months ended March 31, 2023. Wholesale marketplace revenues were higher during the three months ended March 31, 2024 at $232 million, compared to $211 million during the three months ended March 31, 2023, primarily due to an increase in the number of wholesale marketplace units sold to 242,647 from 213,764 during the three months ended March 31, 2024 and 2023, respectively. Additionally, there was an increase in the number of wholesale units sold that were acquired from customers on our website to 44,155 from 35,110 during the three months ended March 31, 2024 and 2023, respectively.

Other Sales and Revenues

Other sales and revenues increased by $68 million to $229 million during the three months ended March 31, 2024, compared to $161 million during the three months ended March 31, 2023. The increase was primarily due to an increase in gain on loan sales as a result of a more normalized level of loan sales, higher loan sale pricing, and increased retail units sold during the three months ended March 31, 2024, partially offset by lower interest income due to lower levels of finance receivables held for sale.

Retail Vehicle Gross Profit

Retail vehicle gross profit increased by $173 million to $283 million during the three months ended March 31, 2024, compared to $110 million during the three months ended March 31, 2023. This increase was driven primarily by an increase in retail vehicle gross profit per unit to $3,080 for the three months ended March 31, 2024, compared to $1,388 for the three months ended March 31, 2023. The per unit increase was primarily driven by lower average days to sale, lower vehicle acquisition costs, and lower reconditioning and inbound transport costs on retail vehicles sold during the three months ended March 31, 2024.

Wholesale Gross Profit

Wholesale gross profit increased by $9 million to $79 million during the three months ended March 31, 2024, compared to $70 million during the three months ended March 31, 2023. This increase was primarily driven by an increase in wholesale marketplace gross profit by $7 million to $33 million during the three months ended March 31, 2024, compared to $26 million for the three months ended March 31, 2023. Additionally, the increase was driven by an increase in wholesale units sold to 44,155 from 35,110 for the three months ended March 31, 2024 and 2023, respectively, partially offset by a decrease in wholesale vehicle gross profit per wholesale unit to $1,042 from $1,253, respectively. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in wholesale vehicle gross profit per wholesale unit was primarily a result of higher depreciation in the wholesale vehicle market during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended March 31,
	2024	2023

	(in millions)
Compensation and benefits (1)	$173	$176
Advertising	54	56
Market occupancy (2)	18	21
Logistics (3)	29	35
Other (4)	182	184
Total	$456	$472

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

Selling, general and administrative expenses decreased by $16 million to $456 million during the three months ended March 31, 2024, compared to $472 million during the three months ended March 31, 2023. Starting in 2022, we implemented a number of profitability initiatives to reduce selling, general and administrative expenses and drive the Company towards profitability. These initiatives included reducing our employee headcount, reducing our real estate spend, and improving the targeting of our advertising spend, among other actions. These reductions were partially offset by the increase in retail units sold which contributed to an increase primarily in other selling, general and administrative expenses.

Other Operating Expense, Net

Other operating expense, net was $1 million of expense during each of the three months ended March 31, 2024 and 2023.

Interest Expense

Interest expense increased by $14 million to $173 million during the three months ended March 31, 2024 compared to $159 million during the three months ended March 31, 2023, primarily due to increased PIK interest on the Senior Secured Notes.

Other Income, Net

Other income, net increased by $84 million to income of $87 million during the three months ended March 31, 2024 compared to income of $3 million during the three months ended March 31, 2023. The increase was due to a $75 million increase in the fair value of our Root Warrants and $9 million increase in the fair value of our beneficial interests in securitizations during the three months ended March 31, 2024.

Income Tax Benefit

Income tax benefit decreased to a $1 million benefit during the three months ended March 31, 2024 compared to a $2 million benefit during the three months ended March 31, 2023.

Non-GAAP Financial Measures

To supplement the unaudited condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we also present the following non-GAAP measures: Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A expenses, non-GAAP; and Total SG&A expenses per retail unit, non-GAAP.

Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A expenses, non-GAAP; and Total SG&A expenses per retail unit, non-GAAP

Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A expenses, non-GAAP; and Total SG&A expenses per retail unit, non-GAAP are supplemental measures of operating performance that do not represent and should not be considered an alternative to net income (loss), gross profit, or SG&A expenses, as determined by GAAP.

Adjusted EBITDA is defined as net income (loss) plus income tax provision (benefit), interest expense, other operating expense (income), net, other expense (income), net, depreciation and amortization expense in cost of sales and SG&A expenses, goodwill impairment, share-based compensation expense in cost of sales and SG&A expenses, and restructuring expense in cost of sales and SG&A expenses, minus revenue related to our Root Warrants and gain on debt extinguishment. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of total revenues.

Gross profit, non-GAAP is defined as GAAP gross profit plus depreciation and amortization expense in cost of sales, share-based compensation expense in cost of sales, and restructuring expense in cost of sales, minus revenue related to our Root Warrants. Total gross profit per retail unit, non-GAAP is Gross profit, non-GAAP divided by retail vehicle unit sales.

SG&A expenses, non-GAAP is defined as GAAP SG&A expenses minus depreciation and amortization expense in SG&A expenses, share-based compensation expense in SG&A expenses, and restructuring expense in SG&A expenses. Total SG&A expenses per retail unit, non-GAAP is SG&A expenses, non-GAAP divided by retail vehicle unit sales.

We use these non-GAAP measures to measure the operating performance of our business as a whole and relative to our total revenues and retail vehicle unit sales. We believe that these metrics are useful measures to us and to our investors because they exclude certain financial, capital structure, and non-cash items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A expenses, non-GAAP; and Total SG&A expenses per retail unit, non-GAAP may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations.

A reconciliation of Adjusted EBITDA to net income (loss), Gross profit, non-GAAP to gross profit, and SG&A expenses, non-GAAP to SG&A expenses, which are the most directly comparable GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A expenses per retail unit, non-GAAP is as follows:

	Three Months Ended March 31,
	2024	2023

	(dollars in millions, except per unit amounts)
Net income (loss)	$49	$(286)
Income tax benefit	(1)	(2)
Interest expense	173	159
Other operating expense, net	1	1
Other income, net	(87)	(3)
Depreciation and amortization expense in cost of sales	39	44
Depreciation and amortization expense in SG&A expenses	43	49
Share-based compensation expense in SG&A expenses	23	15
Root warrant revenue	(5)	(5)
Restructuring expense	—	4
Adjusted EBITDA	$235	$(24)

Total revenues	$3,061	$2,606
Net income (loss) margin	1.6%	(11.0)%
Adjusted EBITDA margin	7.7%	(0.9)%

Gross profit	$591	$341
Depreciation and amortization expense in cost of sales	39	44
Root warrant revenue	(5)	(5)
Gross profit, non-GAAP	$625	$380

Retail vehicle unit sales	91,878	79,240
Total gross profit per retail unit	$6,432	$4,303
Total gross profit per retail unit, non-GAAP	$6,802	$4,796

SG&A expenses	$456	$472
Depreciation and amortization expense in SG&A expenses	43	49
Share-based compensation expense in SG&A expenses	23	15
Restructuring expense in SG&A expenses	—	4
SG&A expenses, non-GAAP	$390	$404

Retail vehicle unit sales	91,878	79,240
Total SG&A expenses per retail unit	$4,963	$5,957
Total SG&A expenses per retail unit, non-GAAP	$4,245	$5,098

Liquidity and Capital Resources

General

We generate cash from the sale of retail vehicles, wholesale vehicles, loans we originate, and ancillary products such as VSCs and GAP waiver coverage. We generate additional cash flows through our financing activities including our short-term revolving inventory and finance receivable facilities and real estate and equipment financing, the issuance of long-term notes and new issuances of equity. Historically, cash generated from financing activities has funded growth and expansion into new markets and strategic initiatives and we expect this to continue in the future.

In response to the macroeconomic environment in 2022 through 2024, we increased focus on driving profitability through initiatives to better conform our expense structure to unit volume levels. We expect to continue focus on these profitability initiatives as we return to growth in the future. We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months.

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts in the long-term will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our future capital requirements will depend on many factors, including our ability to refinance indebtedness, our ability to obtain supplemental liquidity through debt, equity, including the issuance of equity pursuant to our "at-the-market offering" program, strategic relationships or other arrangements on terms available or acceptable to us, our rate of revenue growth, our construction of IRCs and vending machines, the timing and extent of our spending to support our technology and software development efforts, our advertising spend, and increased population coverage. If we need to obtain supplemental liquidity, there can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future.

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

Liquidity Resources

We had the following committed liquidity resources, secured debt capacity, and other unpledged assets available as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(in millions)
Cash and cash equivalents	$252	$530
Availability under short-term revolving facilities (1)	1,407	1,006
Committed liquidity resources available	$1,659	$1,536
Super senior debt capacity	1,262	1,262
Pari passu senior debt capacity	250	250
Unpledged beneficial interests in securitizations	88	80
Total liquidity resources	$3,259	$3,128

(1) Based on pledging all eligible vehicles and finance receivables under the Floor Plan Facility and Finance Receivables Facilities, excluding the impact to restricted cash requirements.

Our total liquidity resources are composed of cash and cash equivalents, availability under existing credit facilities, additional capacity under the indentures governing our Senior Secured Notes, which allow us to incur additional debt that can be senior or pari passu in lien priority as to the collateral securing the obligations under the Senior Secured Notes, and additional unpledged securities that can be financed using traditional asset-based financing sources.

Cash and cash equivalents includes cash deposits and highly liquid investment instruments with original maturities of three months or less, such as money market funds.

Availability under short-term revolving facilities is the available amount we can borrow under the Floor Plan Facility and Finance Receivable Facilities based on the pledgeable value of vehicle inventory and finance receivables on our balance sheet on the period end date. Availability under short-term revolving facilities is distinct from the total commitment amount of these facilities because it represents the currently borrowable amount, rather than committed future amounts that could be borrowed to finance future additional assets. Effective November 1, 2023, we amended our vehicle inventory Floor Plan Facility to resize the line of credit to $1.5 billion through April 30, 2025.

As of March 31, 2024 and December 31, 2023, the short-term revolving facilities had a total commitment of $4.2 billion each, an outstanding balance of $275 million and $668 million, and unused capacity of $3.9 billion and $3.5 billion, respectively.

Super senior debt capacity and pari passu senior debt capacity represents basket capacity to incur additional debt that could be senior or pari passu in lien priority to the collateral securing the obligations under the Senior Secured Notes, subject to the terms and conditions set forth in the indentures governing the Senior Secured Notes. The availability of such additional sources depends on many factors and there can be no assurance that financing alternatives will be available to us in the future.

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

To optimize our cost of capital, in any given period we may choose not to maximize borrowings on our short-term revolving facilities, maximize revolving commitment size, or immediately sale-leaseback real estate, and we may also choose to retain beneficial interests in securitizations for varying amounts of time. This has the benefit of reducing interest expense and debt issuance costs and providing flexibility to minimize financing costs over time.

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

As of March 31, 2024 and December 31, 2023, our outstanding principal amount of indebtedness was $5.8 billion and $6.0 billion, respectively, summarized in the table below. See Note 9 — Debt Instruments included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt.

	March 31, 2024	December 31, 2023

	(in millions)
Asset-Based Financing:
Floor plan facility	$103	$113
Finance receivable facilities	172	555
Financing of beneficial interests in securitizations	306	293
Real estate financing	485	485
Total asset-based financing	1,066	1,446
Senior Secured Notes (1)	4,520	4,378
Senior Unsecured Notes	205	205
Total debt	5,791	6,029
Less: current portion	(390)	(777)
Less: unamortized debt issuance costs (2)	(57)	(60)
Plus: unamortized premium (3)	35	37
Total included in long-term debt, net	$5,379	$5,229

1) Includes $75 million and $185 million of accrued PIK interest as of March 31, 2024 and December 31, 2023, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.
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
(3) The unamortized premium relates to a portion of the notes exchange offers completed in September 2023 which were accounted for as a debt modification.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Net cash provided by (used in) operating activities	$101	$(66)
Net cash provided by (used in) investing activities	7	(19)
Net cash (used in) provided by financing activities	(375)	151
Net (decrease) increase in cash, cash equivalents and restricted cash	(267)	66
Cash, cash equivalents and restricted cash at beginning of period	594	628
Cash, cash equivalents and restricted cash at end of period	$327	$694

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and cash used to acquire customers. Cash provided by operating activities was $101 million during the three months ended March 31, 2024 and cash used in operating activities was $66 million during the three months ended March 31, 2023, an increase in cash provided by operating activities of $167 million, primarily due to normalized sales of finance receivables during the three months ended March 31, 2024, a reduction in interest paid due to PIK interest on the Senior Secured Notes, and reduced selling, general and administrative expenses and reconditioning costs due to our profitability initiatives, partially offset by increased vehicle inventory acquisitions.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment. Cash provided by investing activities was $7 million during the three months ended March 31, 2024 and cash used in investing activities was $19 million during the three months ended March 31, 2023, a decrease in cash used in investing activities of $26 million, primarily driven by decreased purchases of property and equipment as part of our effort to align our capital expenditures to current volumes along with increased principal payments received on and proceeds from the sale of beneficial interests in securitizations.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including proceeds from and payments on our short-term revolving facilities. Cash used in financing activities was $375 million during the three months ended March 31, 2024 and cash provided by financing activities was $151 million during the three months ended March 31, 2023, a decrease in cash provided by financing activities of $526 million. The change primarily relates to higher payments on short-term revolving facilities relative to borrowings.

Contractual Obligations and Commitments

As of March 31, 2024, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 22, 2024.

Fair Value Measurements

We report money market securities, certain receivables, the Root Warrants and beneficial interests in securitizations at fair value. See Note 17 — Fair Value of Financial Instruments, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 22, 2024.

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

•future financial position;

•business strategy;

•operational efficiency;

•efficiency gains and opportunities to improve our results, including opportunities to increase our margins and reduce our expenses;

•normalization of inventory;

•benefits from new technology;

•long-term financial goals and growth opportunities;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•the impact on our business from the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues;

•our ability to utilize our available infrastructure capacity and realize the expected benefits therefrom, including increased margins and lower expenses;

•our ability to scale up our business;

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

•conditions affecting automotive manufacturers, including manufacturer recalls and strikes;

•risks associated with the construction and operation of our IRCs, hubs, vending machines, and auction sites;

•our dependence on key personnel to operate our business;

•our minority equity investment in Root, Inc.;

•the diversion of management's attention and other disruptions associated with potential future acquisitions and strategic initiatives;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 22, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims, legal actions, and government inquiries that arise in the ordinary course of business. Although the results of litigation, claims, and inquiries cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources.

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. The results of any current or future litigation or government inquiries cannot be predicted with certainty, and regardless of the outcome, litigation and government inquiries can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For more information, see “Legal Matters” in Note 16 — Commitments and Contingencies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, filed on February 22, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended March 31, 2024, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged less than 0.1 million LLC Units for less than 0.1 million newly issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections

On March 14, 2024, Gregory Sullivan, a member of the Company's board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Sullivan's 10b5-1 Plan provides for the potential sale of up to 5,000 shares of Class A common stock between the first potential sale date on June 13, 2024 and the expiration of the 10b5-1 Plan on May 31, 2025.

On March 15, 2024, Tom Taira, the Company's President of Special Products, entered into a 10b5-1 Plan. Mr. Taira's 10b5-1 Plan provides for the potential sale of up to 133,556 shares of Class A common stock, including shares obtained from the exercise of vested stock options covered by the 10b5-1 Plan, between the first potential sale date on June 14, 2024 and the expiration of the 10b5-1 Plan on December 31, 2025.

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

10.2
Second Amendment to Fifth Amended and Restated Limited Liability Company Agreement of Carvana Group, LLC, dated March 4, 2024, by and among Carvana Group, LLC and its Members (as defined therein), filed herewith.

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

Date:	May 1, 2024	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)