Form 10-Q
period 2024-06-30
CARVANA CO.
filed 2024-07-31
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of July 29, 2024, the registrant had 123,824,087 shares of Class A common stock outstanding and 83,119,471 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$542	$530
Restricted cash	65	64
Accounts receivable, net	349	266
Finance receivables held for sale, net	758	807
Vehicle inventory	1,221	1,150
Beneficial interests in securitizations	421	366
Other current assets, including $4 and $3, respectively, due from related parties	121	138
Total current assets	3,477	3,321
Property and equipment, net	2,867	2,982
Operating lease right-of-use assets, including $14 and $10, respectively, from leases with related parties	466	455
Intangible assets, net	43	52
Other assets	317	261
Total assets	$7,170	$7,071
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities, including $6 and $7, respectively, due to related parties	$742	$596
Short-term revolving facilities	72	668
Current portion of long-term debt	203	189
Other current liabilities, including $13 and $3, respectively, due to related parties	101	83
Total current liabilities	1,118	1,536
Long-term debt, excluding current portion	5,428	5,416
Operating lease liabilities, excluding current portion, including $11 and $7, respectively, from leases with related parties	444	433
Other liabilities, including $15 and $11, respectively, due to related parties	65	70
Total liabilities	7,055	7,455
Commitments and contingencies (Note 16)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 121,054 and 114,239 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 85,619 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,106	1,869
Accumulated deficit	(1,580)	(1,626)
Total stockholders' equity attributable to Carvana Co.	526	243
Non-controlling interests	(411)	(627)
Total stockholders' equity (deficit)	115	(384)
Total liabilities & stockholders' equity (deficit)	$7,170	$7,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and operating revenues:
Retail vehicle sales, net	$2,411	$1,961	$4,586	$3,788
Wholesale sales and revenues, including $7, $5, $14 and $10, respectively, from related parties	720	777	1,377	1,395
Other sales and revenues, including $47, $33, $89 and $69, respectively, from related parties	279	230	508	391
Net sales and operating revenues	3,410	2,968	6,471	5,574
Cost of sales, including $2, $1, $3 and $2, respectively, to related parties	2,695	2,469	5,165	4,734
Gross profit	715	499	1,306	840
Selling, general and administrative expenses, including $8, $10, $15 and $18, respectively, to related parties	455	452	911	924
Other operating expense, net	1	5	2	6
Operating income (loss)	259	42	393	(90)
Interest expense	173	155	346	314
Loss on debt extinguishment	2	—	2	—
Other expense (income), net	35	(8)	(52)	(11)
Net income (loss) before income taxes	49	(105)	97	(393)
Income tax provision (benefit)	1	—	—	(2)
Net income (loss)	48	(105)	97	(391)
Net income (loss) attributable to non-controlling interests	30	(47)	51	(173)
Net income (loss) attributable to Carvana Co.	$18	$(58)	$46	$(218)

Net earnings (loss) per share of Class A common stock - basic	$0.15	$(0.55)	$0.39	$(2.05)
Net earnings (loss) per share of Class A common stock - diluted	$0.14	$(0.55)	$0.36	$(2.05)

Weighted-average shares of Class A common stock outstanding - basic	118,930	106,222	117,614	106,117
Weighted-average shares of Class A common stock outstanding - diluted	128,465	106,222	126,756	106,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2022	106,037	$—	82,900	$—	$1,558	$(2,076)	$(535)	$(1,053)
Net loss	—	—	—	—	—	(160)	(126)	(286)
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	14	—	—	—	1	—	(1)	—
Contribution of Class A common stock from related party	(16)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	39	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(30)	—	—	—	—	—	—	—
Options exercised	3	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	17	—	—	17
Balance, March 31, 2023	106,047	$—	82,900	$—	$1,576	$(2,236)	$(662)	$(1,322)
Net loss	—	—	—	—	—	(58)	(47)	(105)
Contribution of Class A common stock from related party	(16)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	415	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	20	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(2)	—	—	(2)
Options exercised	3	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	23	—	—	23
Balance, June 30, 2023	106,469	$—	82,900	$—	$1,597	$(2,294)	$(709)	$(1,406)

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2023	114,239	$—	85,619	$—	$1,869	$(1,626)	$(627)	$(384)
Net income	—	—	—	—	—	28	21	49
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	29	—	—	—	(6)	—	6	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	1	—	—	1
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(1)	—	—	(1)
Contribution of Class A common stock from related party	(1)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	2,272	—	—	—	—	—	—	—
Options exercised	19	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	24	—	—	24
Balance, March 31, 2024	116,558	$—	85,619	$—	$1,887	$(1,598)	$(600)	$(311)
Net income	—	—	—	—	—	18	30	48
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	3,047	—	—	—	347	—	—	347
Adjustment to non-controlling interests related to equity offerings	—	—	—	—	(155)	—	155	—
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	73	—	—	—	(4)	—	4	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	25	—	—	25
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(25)	—	—	(25)
Issuance of Class A common stock to settle vested restricted stock units	1,172	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	6	—	—	—	1	—	—	1
Options exercised	198	—	—	—	3	—	—	3
Equity-based compensation	—	—	—	—	27	—	—	27
Balance, June 30, 2024	121,054	$—	85,619	$—	$2,106	$(1,580)	$(411)	$115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In millions)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$97	$(391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	158	183
Equity-based compensation expense	45	34
Loss on disposal of property and equipment	2	6
Loss on debt extinguishment	2	—
Payment-in-kind interest expense	285	—
Provision for bad debt and valuation allowance	17	25
Amortization of debt issuance costs	9	14
Unrealized gain on warrants to acquire Root Class A common stock	(53)	—
Unrealized gain on beneficial interests in securitizations	(14)	(5)
Changes in finance receivable related assets:
Originations of finance receivables	(3,888)	(2,913)
Proceeds from sale of finance receivables, net	4,012	3,118
Gain on loan sales	(317)	(214)
Principal payments received on finance receivables held for sale	90	132
Other changes in assets and liabilities:
Vehicle inventory	(70)	564
Accounts receivable	(88)	(86)
Other assets	9	4
Accounts payable and accrued liabilities	145	(24)
Operating lease right-of-use assets	(11)	47
Operating lease liabilities	15	(41)
Other liabilities	10	(10)
Net cash provided by operating activities	455	443
Cash Flows from Investing Activities:
Purchases of property and equipment	(40)	(50)
Proceeds from disposal of property and equipment	8	33
Payments for acquisitions, net of cash acquired	—	(7)
Principal payments received on and proceeds from sale of beneficial interests	41	30
Net cash provided by investing activities	9	6
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	1,746	4,536
Payments on short-term revolving facilities	(2,342)	(4,909)
Proceeds from issuance of long-term debt	101	62
Payments on long-term debt	(303)	(85)
Payments of debt issuance costs	(3)	(2)
Net proceeds from issuance of Class A common stock	347	—
Proceeds from equity-based compensation plans	3	—
Tax withholdings related to restricted stock units and awards	—	(2)
Net cash used in financing activities	(451)	(400)
Net increase in cash, cash equivalents and restricted cash	13	49
Cash, cash equivalents and restricted cash at beginning of period	594	628
Cash, cash equivalents and restricted cash at end of period	$607	$677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub LLC (collectively, "Carvana Co.," and, together with its consolidated subsidiaries, the "Company"), is the leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Using the website or mobile application, customers can complete all phases of a used vehicle transaction, including financing their purchase, trading in their current vehicle, and purchasing complementary products such as vehicle service contracts ("VSC"), auto insurance, and GAP waiver coverage. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

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

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity (Deficit), the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of June 30, 2024, Carvana Co. owned approximately 58.0% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity (Deficit)) owned the remaining 42.0%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2024, results of operations and changes in stockholders' equity (deficit) for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Liquidity

The Company has incurred losses in prior periods and may incur additional losses in the future as it continues to focus on driving profitability through operating efficiency. Historically, the Company's capital and liquidity needs have been primarily satisfied through its debt and equity financings, operating cash flows, and short-term revolving facilities. During the three months ended June 30, 2024, the Company (i) repurchased and cancelled $250 million of principal amount of 2028 Senior Secured Notes (as defined below), (ii) received net cash proceeds of $347 million from its at-the-market offering program ("ATM Program"), and (iii) extended two of its short-term revolving credit facilities through August and October 2025, respectively. Management believes that current working capital, cash flows from operations, and expected continued or new financing arrangements will be sufficient to fund operations for at least one year from the financial statement issuance date.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(in millions)
Land and site improvements	$1,332	$1,331
Buildings and improvements	1,372	1,344
Transportation fleet	551	570
Software	324	296
Furniture, fixtures, and equipment	144	144
Total property and equipment excluding construction in progress	3,723	3,685
Less: accumulated depreciation and amortization on property and equipment	(911)	(775)
Property and equipment excluding construction in progress, net	2,812	2,910
Construction in progress	55	72
Property and equipment, net	$2,867	$2,982

Depreciation and amortization expense on property and equipment in cost of sales was $35 million and $44 million during the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $36 million and $42 million during the three months ended June 30, 2024 and 2023, respectively.

Depreciation and amortization expense on property and equipment in cost of sales was $74 million and $88 million during the six months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $75 million and $86 million during the six months ended June 30, 2024 and 2023, respectively.

NOTE 4 — INTANGIBLE ASSETS, NET

The following table summarizes intangible assets, net as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(in millions)
Customer relationships	$50	$50
Developed technology	41	41
Intangible assets, acquired cost	91	91
Less: accumulated amortization	(48)	(39)
Intangible assets, net	$43	$52

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expense was $5 million and $4 million during the three months ended June 30, 2024 and 2023, respectively, and $9 million during each of the six months ended June 30, 2024 and 2023. As of June 30, 2024, the remaining weighted-average amortization period for definite-lived intangible assets was 4.5 years. The anticipated annual amortization expense to be recognized in future years as of June 30, 2024 is as follows:

Expected Future Amortization
(in millions)
Remainder of 2024	$9
2025	14
2026	7
2027	5
2028	3
Thereafter	5
Total	$43

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(in millions)
Accounts payable, including $6 and $7, respectively, due to related parties	$275	$231
Sales taxes and vehicle licenses and fees	95	77
Reserve for returns and cancellations	66	57
Accrued compensation and benefits	60	41
Customer deposits	49	30
Accrued advertising costs	14	4
Accrued interest expense	7	7
Income tax liability	—	3
Accrued property and equipment	—	1
Other accrued liabilities	176	145
Total accounts payable and accrued liabilities	$742	$596

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group, Inc. (together with its consolidated affiliates, collectively, “DriveTime”), a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all of the interests in DriveTime, entered into a lease agreement, which currently governs the occupation of two inspection and reconditioning centers in Blue Mound, Texas and Delanco, New Jersey. The lease for the Blue Mound, Texas location expires in 2029, with two five-year renewal options, and the lease for the Delanco location expires in 2026, with no current renewal options. The Company makes monthly lease payments based on DriveTime's actual rent expense. In addition, the Company is responsible for the actual insurance costs, tenant improvements required to conduct operations, and real estate taxes.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
In February 2017, the Company entered into a lease agreement with DriveTime for sole occupancy of a fully operational inspection and reconditioning center in Winder, Georgia. In May 2024, the lease expiration for the Winder location was extended to 2030, subject to two remaining renewal options of five years each.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $1 million during each of the three months ended June 30, 2024 and 2023, and $2 million during each the six months ended June 30, 2024 and 2023 allocated between inventory and selling, general and administrative expenses.

Office Leases

In September 2016, the Company entered into a lease for office space in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of another floor in the same building. The lease and sublease each had a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company paid the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The lease and sublease expired in February 2024. The rent expense incurred related to the first floor sublease was less than $1 million during the three months ended June 30, 2023 and during each of the six months ended June 30, 2024 and 2023.

In December 2019, Verde Investments, Inc., an affiliate of DriveTime ("Verde"), purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was less than $1 million during each of the three and six months ended June 30, 2024 and 2023.

Wholesale Sales and Revenues

DriveTime purchases wholesale vehicles from, and sells wholesale vehicles to, both the Company and unrelated third parties through both competitive online auctions that are managed by unrelated third parties and the Company's wholesale marketplace platform. Additionally, beginning in September 2023, the Company has provided DriveTime with reconditioning services through its wholesale marketplace platform. The Company recognized $7 million and $5 million of wholesale sales and revenues from DriveTime, including for reconditioning services, during the three months ended June 30, 2024 and 2023, respectively, and $14 million and $10 million during the six months ended June 30, 2024 and 2023, respectively.

Retail Vehicle Acquisitions and Reconditioning

During the second quarter of 2021, the Company began acquiring reconditioned retail vehicles from DriveTime. The purchase price of each vehicle was equal to the wholesale price of the vehicle plus a fee for transportation and reconditioning services. As of June 30, 2024 and December 31, 2023, zero and less than $1 million, respectively, related to vehicles and reconditioning services were included in vehicle inventory in the accompanying unaudited condensed consolidated balance sheets.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), most recently amended in April 2021, pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Master Dealer Agreement further allows the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the three months ended June 30, 2024 and 2023, the Company recognized $45 million and $33 million, respectively, and during the six months ended June 30, 2024 and 2023, the Company recognized $86 million and $68 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations, and payments for excess reserves to which it expects to be

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
entitled. The commission earned on the sale of VSCs and expected payments for excess reserves is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred $4 million and $5 million during the three months ended June 30, 2024 and 2023, respectively, and $8 million and $9 million during the six months ended June 30, 2024 and 2023, respectively, related to the administration of limited warranty.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime, pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). Finally, in December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). The Company recognized $2 million and less than $1 million in revenue during the three months ended June 30, 2024 and 2023, respectively, and $3 million and less than $1 million during the six months ended June 30, 2024 and 2023, respectively, under the Profit Sharing Agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $3 million and $4 million during the three months ended June 30, 2024 and 2023, respectively, and $5 million and $8 million during the six months ended June 30, 2024 and 2023, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three and six months ended June 30, 2024 and 2023.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (the "Shared Services Agreement"). The Shared Services Agreement was most recently amended and restated in February 2021 and operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
services detailed in the Shared Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the three and six months ended June 30, 2024 and 2023.

Accounts Payable Due to Related Party

As of June 30, 2024 and December 31, 2023, $6 million and $7 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

As further discussed in Note 14 — Income Taxes, as of June 30, 2024 and December 31, 2023, the Company recorded a tax receivable agreement ("TRA") liability of $33 million and $14 million, respectively, of which $26 million and $11 million, respectively, is due to related parties. Refer to Note 14 — Income Taxes for further discussion of the TRA. As of June 30, 2024, $14 million is included in other current liabilities and $19 million is included in other liabilities on the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2023, $14 million is included in other liabilities on the accompanying unaudited condensed consolidated balance sheets.

Contributions of Class A Common Stock From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in the fourth quarter of 2021, the Company's CEO, Ernest Garcia III ("Mr. Garcia"), committed to giving then-current employees 23 shares of Class A common stock each from his personal shareholdings once employees reach their two-year employment anniversary ("CEO Milestone Gift" or "Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vested after completion of their second year of employment, for a total of 435,035 RSUs granted during the period. For every Gift that vested, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia contributed to the Company, at the end of each fiscal quarter, the number of shares of Class A common stock, granted pursuant to the CEO Milestone Gift, that had vested during such quarter. The shares contributed were shares of Class A common stock that Mr. Garcia individually owned, at no charge. During the three months ended June 30, 2024 and 2023, zero and 15,778 RSUs, respectively, and during the six months ended June 30, 2024 and 2023, 1,104 and 31,625 RSUs, respectively, vested and an equal number of shares of Class A common stock were contributed by Mr. Garcia. As of January 2024, all RSUs granted pursuant to the CEO Milestone Gift had vested or been forfeited. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has agreed to indemnify Mr. Garcia from any such obligations that may arise.

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

During the three months ended June 30, 2024 and 2023, the Company sold $0.5 billion and $1.0 billion, respectively, in principal balances of finance receivables under the MPSA. During the six months ended June 30, 2024 and 2023, the Company sold $1.4 billion and $1.7 billion, respectively, in principal balances of finance receivables under the MPSA, and had $2.6 billion of unused capacity as of June 30, 2024.

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

During the three months ended June 30, 2024 and 2023, the Company sold $1.2 billion and $0.9 billion, respectively, in principal balances of finance receivables through securitization transactions. During the six months ended June 30, 2024 and 2023, the Company sold $2.0 billion and $1.3 billion, respectively, in principal balances of finance receivables through securitization transactions.

Fixed Pool Loan Sale

In May 2024, the Company completed a fixed pool loan sale of $0.4 billion in principal balances of finance receivables to an unrelated third party on terms substantially similar to the Company’s securitization transactions and sales under the MPSA.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $173 million and $150 million during the three months ended June 30, 2024 and 2023, respectively, and $317 million and $214 million during the six months ended June 30, 2024 and 2023, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs, providing industry standard representations and warranties regarding the underlying finance receivables, and performing ministerial duties as the trust administrator. As of June 30, 2024, the Company was not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of June 30, 2024 and December 31, 2023 were $421 million and $366 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of June 30, 2024 and December 31, 2023.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at June 30, 2024 and December 31, 2023. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	June 30, 2024		December 31, 2023
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$331	$331	$287	$287
Certificates and other assets	90	90	79	79
Total unconsolidated VIEs	$421	$421	$366	$366

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$335	$331	$294	$287
Certificates and other assets	81	90	71	79
Total securities available for sale	$416	$421	$365	$366

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 9 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 15 — Leases, as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023

	(in millions)
Asset-based financing:
Floor plan facility	$72	$113
Finance receivable facilities	—	555
Financing of beneficial interests in securitizations	334	293
Real estate financing	485	485
Total asset-based financing	891	1,446
Senior Secured Notes (1)	4,405	4,378
Senior Unsecured Notes	205	205
Total debt	5,501	6,029
Less: current portion	(198)	(777)
Less: unamortized debt issuance costs (2)	(53)	(60)
Plus: unamortized premium (3)	32	37
Total included in long-term debt, net	$5,282	$5,229

(1) Includes $210 million and $185 million of accrued PIK interest as of June 30, 2024 and December 31, 2023, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.
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

Short-Term Revolving Facilities

Floor Plan Facility

The Company previously entered into a floor plan facility with the Ally Parties to finance its vehicle inventory, which was secured by Carvana LLC's vehicle inventory, general intangibles, accounts receivable, and finance receivables (as amended, the "Floor Plan Facility"). On September 1, 2023, the Company amended the Floor Plan Facility in connection with the issuance of the Senior Secured Notes (as defined below) to provide for an additional exclusive grant of collateral over certain deposit accounts and the cash on deposit in those accounts in favor of the lender and to amend certain other affirmative and negative covenants. The Company amended and restated the Floor Plan Facility on November 1, 2023 to resize the line of credit to $1.5 billion through April 30, 2025 and to lower the interest rate to (i) a prime rate plus 0.10% when amounts drawn under the facility are under 50% of the then current inventory balance and (ii) a prime rate plus 0.50% when amounts drawn are over 50%.

Under the Floor Plan Facility, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding balances related to vehicles held in inventory for more than 120 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is equal to the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such amounts. The Floor Plan Facility also requires monthly interest payments and restricted cash requirements on a sliding scale

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
whereby at least 12.5% of the total principal amount owed to the lender is required to be held as restricted cash if amounts drawn are under 50% of the then current inventory balance, which requirement increases to (i) 17.5% required to be held as restricted cash if amounts drawn are between 50% and 59.99%, (ii) 22.5% required to be held as restricted cash if amounts drawn are between 60% and 69.99%, and (iii) 25% required to be held as restricted cash if amounts drawn are equal to or over 70%. The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter under the Floor Plan Facility.

As of June 30, 2024, the Company had $72 million outstanding under the facility, unused capacity of $1.4 billion, and held $9 million in restricted cash related to this facility. During the three months ended June 30, 2024, the Company's effective interest rate on the facility was 6.81%.

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

In January 2020, the Company entered into an agreement pursuant to which a lender agreed to provide a revolving credit facility to fund certain finance receivables originated by the Company. In 2023, the Company amended its agreement to, among other things, adjust the line of credit to $500 million, and in January 2024, the maturity date was extended to January 19, 2025.

In February 2020, the Company entered into an agreement pursuant to which a second lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase the line of credit to $600 million, and in December 2023, the maturity date was extended to December 8, 2025.

In April 2021, the Company entered into an agreement pursuant to which a third lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase this line of credit to $600 million, and in March 2024, the maturity date was extended to April 12, 2024, on which day the maturity date was further extended to October 10, 2025.

In March 2022, the Company entered into an agreement pursuant to which a fourth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In September 2023, the Company amended its agreement to extend the maturity date to September 18, 2024.

In May 2023, the Company entered into an agreement pursuant to which a fifth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company until May 31, 2024. In May 2024, the Company amended its agreement to extend the maturity date to August 15, 2025.

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of June 30, 2024 and December 31, 2023, the Company had zero and $555 million, respectively, outstanding under these Finance Receivable Facilities, unused capacity of $2.7 billion and $2.1 billion, respectively, and held $16 million and $8 million, respectively, in restricted cash related to these Finance Receivable Facilities. During the three months ended June 30, 2024, the Company's effective interest rate on these Finance Receivable

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Facilities was 7.45%. During the year ended December 31, 2023, the Company's effective interest rate on these Finance Receivable Facilities was 6.60%.

Long-Term Debt

Senior Secured Notes

The Company has issued various tranches of Senior Secured Notes (collectively, the "Senior Secured Notes") as further described below:

Senior Secured Notes	June 30, 2024	December 31, 2023	Year 1 PIK Interest Rate	Year 2 Cash/PIK Toggle Interest Rate	Thereafter Cash Interest Rate

	(in millions, except percentages)
Notes due December 1, 2028 (the "2028 Senior Secured Notes")	$784	$981	12%	9%/12%	9%
Notes due June 1, 2030 (the "2030 Senior Secured Notes")	1,559	1,471	13%	11%/13%	9%
Notes due June 1, 2031 (the "2031 Senior Secured Notes")	1,852	1,741	14%	--/14%	9%
Accrued PIK interest	210	185
Total principal amount	$4,405	$4,378
Less: unamortized debt issuance costs	(46)	(53)
Plus: unamortized premium	32	37
Total Senior Secured debt	$4,391	$4,362

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

During the three months ended June 30, 2024, the Company repurchased $250 million of principal amount of the 2028 Senior Secured Notes in the open market for $259 million, which included $7 million of accrued PIK interest. The repurchased notes were cancelled upon receipt. The repurchases are treated as an extinguishment of debt, with any realized discount (premium) recognized as a gain (loss) on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations, net of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium. As a result of the repurchases, the Company recognized a net loss on debt extinguishment of $2 million, which included $1 million of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium.

The Senior Secured Notes mature as specified in the table above unless earlier repurchased or redeemed and are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of the domestic restricted subsidiaries of the Company (other than, subject to certain exceptions, any subsidiary that constitutes an "immaterial subsidiary," "captive

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
insurance subsidiary," "securitization subsidiary" or "permitted joint venture"). The Senior Secured Notes and the guarantees are secured by (i) second-priority liens on certain assets and property of the Company, pledged in favor of the Ally Parties under the Floor Plan Facility and (ii) first-priority liens on certain assets and property of the Company and the guarantors, as identified in the indentures to the Senior Secured Notes.

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

Senior Unsecured Notes

The Company has issued various tranches of Senior Unsecured Notes (the "Senior Unsecured Notes") each under a separate indenture, as further described below:

Senior Unsecured Notes	June 30, 2024	December 31, 2023	Interest Rate

	(in millions, except percentages)
Notes due October 1, 2025 ("2025 Senior Unsecured Notes")	$98	98	5.625%
Notes due April 15, 2027 ("2027 Senior Unsecured Notes")	32	32	5.500%
Notes due October 1, 2028 ("2028 Senior Unsecured Notes")	22	22	5.875%
Notes due September 1, 2029 ("2029 Senior Unsecured Notes")	26	26	4.875%
Notes due May 1, 2030 ("2030 Senior Unsecured Notes")	27	27	10.250%
Total principal amount	205	205
Less: unamortized debt issuance costs	(1)	(1)
Total Senior Unsecured debt	$204	$204

Each of the 2025, 2027, 2028 and 2029 Senior Unsecured Notes were issued pursuant to an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The 2030 Senior Unsecured Notes were issued pursuant to an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. Interest on each of the Senior Unsecured Notes is payable semi-annually. The Senior Unsecured Notes mature as specified in the table above unless earlier repurchased or redeemed and are guaranteed by certain of the Company's subsidiaries. In March 2023, the Company designated ADESA and its subsidiaries as unrestricted subsidiaries under the indentures governing the Senior Unsecured Notes.

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

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of June 30, 2024, none of these transactions have qualified for sale accounting due to meeting the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of both June 30, 2024 and December 31, 2023, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $482 million, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of June 30, 2024 and December 31, 2023, the Company had pledged $334 million and $293 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from June 2025 to June 2031. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $331 million and $290 million as of June 30, 2024 and December 31, 2023, respectively, of which $125 million and $108 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2024, the Company was in compliance with all debt covenants.

NOTE 10 — STOCKHOLDERS' EQUITY (DEFICIT)

Classes of Common Stock and LLC Units

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

As of June 30, 2024 and December 31, 2023, there were 258 million and 250 million Class A Units, respectively, and 2 million Class B Units at both dates (as adjusted for the participation thresholds and closing price of Class A common stock on June 30, 2024 and December 31, 2023), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

At-the-Market Offering

On July 19, 2023, the Company entered into a distribution agreement with Citigroup Global Markets Inc. and Moelis & Company LLC, whereby the Company may sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 35 million shares of Class A common stock, from time to time, through an ATM Program.

The following table summarizes the activity pursuant to the ATM Program for the three and six months ended June 30, 2024. There was no activity under the ATM Program during the three months ended March 31, 2024.

Three and Six Months Ended June 30, 2024

(in millions, except share and per share amounts)
Shares of Class A common stock issued	3,047,468
Weighted-average issuance price per share	$114.85
Gross proceeds(1)	$350

(1) Net proceeds were $347 million after deducting $3 million of commissions and other offering expenses incurred.

Exchange Agreement

Carvana Co. and the Original LLC Unitholders together with any holders of LLC Units issued subsequent to the IPO (together, the "LLC Unitholders") entered into an Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to (i) conversion ratio adjustments for stock splits, stock dividends, reclassifications and similar transactions, (ii) vesting for certain LLC Units, and (iii) the respective participation threshold for Class B Units. To the extent such owners also hold Class B common stock, they are required to deliver to Carvana Co. a number of shares of Class B common stock equal to the number of shares of Class A common stock being exchanged for. Any shares of Class B common stock so delivered are canceled. The number of exchangeable Class B Units is determined based on the value of Carvana Co.'s Class A common stock and the applicable participation threshold. Finally, in connection with each exchange, in order to preserve the required four-to-five ratio between the number of shares of Class A common stock issued and outstanding by Carvana Co. and the number of Class A Units owned by Carvana Co., an equivalent number of LLC units to the LLC units exchanged are issued to Carvana Co.

The exchanges affected pursuant to the Exchange Agreement during the three and six months ended June 30, 2024 and 2023 were as follows:

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
LLC Units exchanged by certain LLC Unitholders	0.1	—	0.1	0.0
Shares of Class B common stock retired	—	—	—	—
Newly issued Class A common stock	0.1	—	0.1	0.0
LLC Units received by Carvana Co.	0.1	—	0.1	0.0

Class A Non-Convertible Preferred Units

In accordance with the Carvana Group, LLC amended and restated LLC Agreement, and in connection with the issuance of Senior Secured Notes or Senior Unsecured Notes by Carvana Co., Carvana Group, LLC is authorized to issue Class A Non-Convertible Preferred Units to Carvana Co. In each case, the consideration for the capital contribution made or deemed to have been made by Carvana Co. is equal to the net proceeds of notes issuances. As of June 30, 2024, Carvana Co. holds 4.4 million Class A Non-Convertible Preferred Units.

When Carvana Co. makes payments on the Senior Unsecured Notes and Senior Secured Notes (collectively the "Senior Notes"), Carvana Group makes an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit is canceled and retired. During the three months ended June 30, 2024, the Company cancelled and retired 0.25 million of Class A Non-Convertible Preferred Units in conjunction with the repurchases of 2028 Senior Secured Notes as discussed in Note 9 — Debt Instruments.

Tax Asset Preservation Plan

On January 16, 2023, the Company entered into a Section 382 Rights Agreement, which was later amended and restated (the “Tax Asset Preservation Plan”). On June 3, 2024, the Company determined that the Tax Asset Preservation Plan was no longer necessary for the preservation of material valuable Tax Attributes (as defined therein) and set a final expiration date of June 4, 2024, upon which date the preferred share purchase rights expired and the Tax Asset Preservation Plan terminated. In connection therewith, the associated Series B Preferred Stock underlying the preferred share purchase rights was eliminated by the filing of a Certificate of Elimination with the State of Delaware on June 5, 2024, returning such Preferred Stock to authorized but undesignated shares.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the six months ended June 30, 2024 and 2023, the total adjustments related to exchanges of LLC Units and to non-controlling interest related to restricted stock unit ("RSU") vesting and stock option ("NQSO") exercises were an increase and decrease in non-controlling interests and a corresponding decrease and increase in additional paid-in capital of $10 million and $1 million, respectively, which have been included in exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit). During the six months ended June 30, 2024, Carvana Co. utilized the net proceeds from its ATM Program to purchase Class A Units, which resulted in adjustments to increase non-controlling interests and to decrease additional paid-in capital by $155 million, which have been included in adjustment to non-controlling interests related to equity offerings in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit).

As of June 30, 2024, Carvana Co. owned approximately 58.0% of Carvana Group with the LLC Unitholders owning the remaining 42.0%. The net income (loss) attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net income (loss) attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	Six Months Ended June 30,
	2024	2023

	(in millions)
Transfers (to) from non-controlling interests:
Decrease as a result of issuances of Class A and B common stock	$(155)	$—
(Decrease) increase as a result of exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	$(10)	$1
Total transfers (to) from non-controlling interests	$(165)	$1

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Restricted Stock Units and Awards	$22	$19	$41	$32
Stock Options	5	4	10	8
Total equity-based compensation	27	23	51	40
Equity-based compensation capitalized to property and equipment	(3)	(3)	(5)	(5)
Equity-based compensation capitalized to inventory	(1)	(1)	(1)	(1)
Equity-based compensation, net of capitalized amounts	$23	$19	$45	$34

During each of the three months ended June 30, 2024 and 2023, the Company capitalized $3 million of equity-based compensation to property and equipment related to software development and $1 million to inventory related to reconditioning and inbound transportation of vehicles. During each of the six months ended June 30, 2024 and 2023, the Company capitalized $5 million of equity-based compensation to property and equipment related to software development and $1 million to inventory related to reconditioning and inbound transportation of vehicles. All other equity-related compensation is included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of June 30, 2024, the total unrecognized equity-based compensation related to outstanding awards was $235 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). The number of shares authorized for issuance under the 2017 Incentive Plan is subject to an automatic annual increase (the "Automatic Increase") of the lesser of two percent of the Company's outstanding Class A common stock or an amount determined by the Compensation and Nominating Committee of the Board. On each of January 1, 2024 and 2023, the number of shares authorized for issuance under the 2017 Incentive Plan increased by two percent of the then outstanding Class A common stock under the Automatic Increase. As of June 30, 2024, 17 million shares remained available for future equity-based award grants under this plan.

The Company also maintains a clawback policy (the "Clawback Policy"), which requires the Company's officers, as defined by Rule 16a-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to repay the Company certain Incentive Compensation (as defined in the Clawback Policy) in the event of certain accounting restatements to the financial statements. To date, there has been no repayment of compensation from executive officers pursuant to the Clawback Policy.

Employee Stock Purchase Plan

In May 2021, the Company adopted an employee stock purchase plan (the "ESPP"), which went into effect on July 1, 2021. The ESPP allows substantially all employees, excluding members of senior management, to acquire shares of the Company’s Class A common stock through payroll deductions over six-month offering periods, commencing on January 1 and July 1 of each year. The per share purchase price is equal to 90% of the fair market value of a share of the Company’s Class A common stock on the last day of the offering period. Participant purchases are limited to maximums that may vary between $10,000 and $25,000 of stock per calendar year. The Company is authorized to grant up to 0.5 million shares of Class A common stock under the ESPP.

During the six months ended June 30, 2024 and 2023, the Company issued 6,136 and 20,127 shares of Class A common stock, respectively, and as of June 30, 2024, 372,228 shares remained available for future issuance. During the three and six months ended June 30, 2024 and 2023, the Company recognized less than $1 million of equity-based compensation expense related to the ESPP in each period.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and six months ended June 30, 2024 or 2023. As of June 30, 2024, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 13 — NET EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings (loss) per share is computed by dividing the net earnings (loss) attributable to Class A common stockholders by the weighted-average shares of Class A common stock outstanding during the period. Diluted net earnings (loss) per share is computed by giving effect to all potentially dilutive shares. Potentially dilutive shares have been excluded from the computation of diluted net earnings (loss) per share when their effect is anti-dilutive. Net earnings (loss) for all periods presented is attributable only to Class A common stockholders, due to no activity related to convertible preferred stock during those periods.

The following table presents the calculation of basic and diluted net earnings (loss) per share during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income (loss)	$48	$(105)	$97	$(391)
Net income (loss) attributable to non-controlling interests	30	(47)	51	(173)
Net income (loss) attributable to Carvana Co. Class A common stockholders - basic and diluted	$18	$(58)	$46	$(218)

Denominator:
Weighted-average shares of Class A common stock outstanding	118,931	106,247	117,617	106,154
Nonvested weighted-average restricted stock awards	(1)	(25)	(3)	(37)
Weighted-average shares of Class A common stock outstanding - basic	118,930	106,222	117,614	106,117
Dilutive effect of Class A common shares:
Stock Options (1)	2,913	—	2,664	—
Restricted Stock Units and Awards (1)	6,622	—	6,478	—
Weighted-average shares of Class A common stock outstanding - diluted	128,465	106,222	126,756	106,117

Net earnings (loss) per share of Class A common stock - basic	$0.15	$(0.55)	$0.39	$(2.05)
Net earnings (loss) per share of Class A common stock - diluted	$0.14	$(0.55)	$0.36	$(2.05)

(1) Calculated using the treasury stock method, if dilutive

Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net earnings (loss) per share of Class B common stock under the two-class method has not been presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net earnings (loss) per share of Class A common stock for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Options (1)	371	4,029	697	4,029
Restricted Stock Units and Awards (1)	34	9,953	109	9,953
Class A Units (2)	85,677	82,963	85,680	82,963
Class B Units (2)	1,815	988	1,812	856

(1) Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.
(2) Represents the weighted-average as-converted LLC units that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive.

NOTE 14 — INCOME TAXES

As described in Note 1 — Business Organization and Note 10 — Stockholders' Equity (Deficit), as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. was formed on November 29, 2016 and did not engage in any operations prior to the IPO. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co.

As described in Note 10 — Stockholders' Equity (Deficit), the Company acquired 0.1 million and zero LLC Units during the three months ended June 30, 2024 and 2023, respectively, and 0.1 million and less than 0.1 million LLC Units during the six months ended June 30, 2024 and 2023, respectively in connection with exchanges with LLC Unitholders. In the six months ended June 30, 2024, the Company also issued 3 million shares of Class A common stock and received gross proceeds of $350 million under the ATM Program. The Company utilized the proceeds from the issuance of Class A common stock to purchase 3.8 million newly issued Class A units in Carvana Group. During the three months ended June 30, 2024 and 2023, the Company recognized a gross deferred tax asset of $25 million and zero, respectively, and $26 million and less than $1 million during the six months ended June 30, 2024 and 2023, respectively, associated with the basis difference in its investment in Carvana Group related to the acquisition of the LLC Units.

During the six months ended June 30, 2024, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of June 30, 2024 and December 31, 2023, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended June 30, 2024 and 2023 was an expense of 1.1% and a benefit of 0.4%, respectively, and for the six months ended June 30, 2024 and 2023 was a benefit of 0.0% and 0.6%, respectively.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Tax Receivable Agreement

Carvana Co. expects to obtain an increase in its share of the tax basis in the net assets of Carvana Group when LLC Units are exchanged by the LLC Unitholders and other qualifying transactions. As described in Note 10 — Stockholders' Equity (Deficit), each change in outstanding shares of Class A common stock results in a corresponding increase or decrease in Carvana Co.'s ownership of LLC Units. The Company intends to treat any exchanges of LLC Units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Carvana Co. would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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
As of June 30, 2024, the Company recorded a TRA liability of $33 million, of which $26 million is due to related parties. As of June 30, 2024, $14 million is included in other current liabilities and $19 million is included in other liabilities on our accompanying unaudited condensed consolidated balance sheets. For the remaining $1.7 billion TRA liability, as of June 30, 2024, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded an additional liability related to the tax savings it may realize from utilization of such deferred tax assets. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized in other expense (income), net within its consolidated statements of operations.

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

Operating Leases

As of June 30, 2024, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations, storage, parking and corporate offices. The initial terms expire at various dates between 2024 and 2038. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company leases and subleases certain of its real estate to third parties. Lease and sublease income for each of the three months ended June 30, 2024 and 2023 was $1 million and for the six months ended June 30, 2024 and 2023 was $3 million and $2 million, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The Company's operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the accompanying unaudited condensed consolidated balance sheets.

Refer to Note 6 — Related Party Transactions for further discussion of operating leases with related parties.

Finance Leases

The Company has finance leases for certain equipment in its transportation fleet. The leases have initial terms of two to five years, some of which include extension options for up to four additional years, and require monthly payments. The Company's finance leases are included in current portion of long-term debt and long-term debt on the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$25	$28	$51	$56
Interest obligations under finance leases	3	5	7	10
Total finance lease costs	$28	$33	$58	$66

Operating leases:
Fixed lease costs to non-related parties	$14	$17	$30	$35
Fixed lease costs to related parties	1	1	2	2
Total operating lease costs	$15	$18	$32	$37

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$46	$53
Operating lease liabilities to related parties			$2	$2
Interest payments on finance lease liabilities			$7	$10

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$41	$64

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of June 30, 2024:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2024	$46	$2	$48	$50	$96
2025	85	4	95	99	184
2026	71	3	94	97	168
2027	34	3	87	90	124
2028	7	3	78	81	88
Thereafter	—	2	254	256	256
Total minimum lease payments	243	17	656	673	916
Less: amount representing interest	(20)	(3)	(160)	(163)	(183)
Total lease liabilities	$223	$14	$496	$510	$733

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

As of June 30, 2024 and December 31, 2023, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of June 30, 2024 and 2023 were as follows, excluding short-term operating leases:

	As of June 30,
	2024	2023
Weighted-average remaining lease terms (years)
Operating leases	7.5	8.1
Finance leases	3.0	3.8
Weighted-average discount rate
Operating leases	7.2%	7.1%
Finance leases	6.0%	5.8%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $18 million and $16 million as of June 30, 2024 and December 31, 2023, respectively, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The expense was $28 million and $21 million for the three months ended June 30, 2024 and 2023, respectively, and $53 million and $44 million for the six months ended June 30, 2024

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
and 2023, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $121 million in aggregate over the next five years, as of June 30, 2024. These purchase obligations are recorded as liabilities when the services are rendered.

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

The Company believes the claims in these legal matters are not material or are without merit and intends to defend the matters vigorously. It is not possible to determine the probability of loss or estimate damages, if any, for any of the above matters, and therefore, the Company has not established reserves for any of these proceedings. If the Company determines that a loss is both probable and reasonably estimable, the Company will record a liability, and, if the liability is material, disclose the amount of the liability reserved. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on the Company's business, results of operations, financial condition or cash flows.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables are a summary of fair value measurements and hierarchy level at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$555	$555	$—	$—
Beneficial interests in securitizations	$421	$—	$—	$421
Purchase price adjustment receivables	$3	$—	$—	$3
Root Warrants	$58	$—	$—	$58

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$339	$339	$—	$—
Beneficial interests in securitizations	$366	$—	$—	$366
Purchase price adjustment receivables	$7	$—	$—	$7
Root Warrants	$5	$—	$—	$5

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

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of June 30, 2024 and December 31, 2023, the range of discount rates were 7.2% to 10.0% and 6.2% to 12.0%, respectively, and the weighted average of discount rates were 9.8% and 8.9%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers out of Level 3 during the three and six months ended June 30, 2024 or 2023.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company sells certain of its beneficial interests in securitizations that are not required to be retained by the Risk Retention Rules. For the three months ended June 30, 2024, the Company did not sell any beneficial interests in securitizations. For the six months ended June 30, 2024, the Company sold beneficial interests in securitizations for a purchase price totaling $9 million. For both the three and six months ended June 30, 2023, the Company sold beneficial interests in securitizations for a purchase price totaling $8 million.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Opening Balance	$388	$312	$366	$321
Received in securitization transactions	80	69	142	92
Payments received	(52)	(42)	(92)	(75)
Change in fair value	5	4	14	5
Sales of beneficial interests	—	(8)	(9)	(8)
Ending Balance	$421	$335	$421	$335

Purchase Price Adjustment Receivables

The Company's purchase price adjustment receivables are carried at fair value and classified as other assets in the accompanying unaudited condensed consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were losses of less than $1 million and gains of less than $1 million during the three months ended June 30, 2024 and 2023, respectively, and gains of less than $1 million and $2 million during the six months ended June 30, 2024 and 2023, respectively, and are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

Root Warrants

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million, which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through June 30, 2024.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were to be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Root Warrants"). On September 1, 2022, the integrated auto insurance solution, which embedded into the Company's e-commerce platform, was completed. The first tranche of Root Warrants, consisting of 2.4 million shares of Root's Class A common stock, became exercisable upon completion of the integrated solution, and is considered a derivative instrument. The second tranche of Root Warrants, consisting of 3.2 million shares of Root's Class A common stock, became exercisable on November 14, 2023, and the third tranche, consisting of 1.6 million shares of Root's Class A common stock, became exercisable on May 3, 2024.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Both the second and third tranche of the Root Warrants became exercisable upon the achievement of certain insurance sales metrics through the integrated solution, and are considered derivative investments. The other tranches vest based on a combination of the arrival of certain dates and insurance product sales through the integrated solution, and are considered derivative instruments. The Company used a Monte Carlo simulation to estimate the fair value of these Root Warrants, which are classified as Level 3. Under this Monte Carlo simulation, the primary unobservable input utilized in determining the fair value of the Root Warrants was the expected volatility of Root's class A common stock, which was implied from the historical volatility of their stock. As of June 30, 2024 and 2023, the expected volatility utilized in the Monte Carlo simulation was 100% and 85%, respectively. At contract inception, the Company recognized an asset of $30 million for the Root Warrants and deferred revenue, classified in other assets and other liabilities, respectively in the accompanying unaudited condensed consolidated balance sheets. In 2022, the Company determined it was probable that the volume of insurance products required to earn the Root Warrants would be achieved and recorded an additional $75 million of Root Warrants and deferred revenue based on the contract inception date fair value as determined by the Monte Carlo simulation. The Root Warrants and deferred revenue are classified in other assets and other liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets. The deferred revenue is recognized over the expected contract performance period within other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

The following table presents changes in the Company's Level 3 Root Warrants measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Opening balance	$80	$1	$5	$2
Unrealized gain (loss)	(22)	—	53	(1)
Ending balance	$58	$1	$58	$1

In relation to the Root Warrants, the Company recognized decreases in fair value of $22 million and zero during the three months ended June 30, 2024 and 2023, respectively, and an increase in fair value of $53 million and a decrease in fair value of $1 million during the six months ended June 30, 2024 and 2023, respectively, which are included in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

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

The Company does not apply hedge accounting to the interest rate caps and records all mark-to-market adjustments directly to other expense (income), net in the accompanying unaudited condensed consolidated statements of operations. The fair value of the interest rate caps is categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial principles and available market data. For the three and six months ended June 30, 2023, the Company recognized mark-to-

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
market adjustments of $2 million and $1 million of income within other expense (income), net in the accompanying unaudited condensed consolidated statements of operations. The interest rate caps were terminated during the year ended December 31, 2023.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended June 30, 2024 and December 31, 2023. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023

	(in millions)
Carrying value, net of unamortized debt issuance costs, unamortized premium, and accrued PIK interest	$4,595	$4,566
Fair value	$4,827	$3,866

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023

	(in millions)
Carrying value	$758	$807
Fair value	$821	$854

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$62	$313
Cash payments for taxes	$3	$—
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$—	$3
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$33	$—
Property and equipment acquired under finance leases	$—	$36
Equity-based compensation expense capitalized to property and equipment	$5	$5
Fair value of beneficial interests received in securitization transactions	$142	$92
Reductions of beneficial interests in securitizations and associated long-term debt	$60	$53

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	June 30, 2024	December 31, 2023	June 30, 2023

	(in millions)
Cash and cash equivalents	$542	$530	$541
Restricted cash	65	64	136
Total cash, cash equivalents and restricted cash	$607	$594	$677

NOTE 19 — SUBSEQUENT EVENTS

ATM Program

On July 31, 2024, the Company entered into an Amended and Restated Distribution Agreement (the "A&R Distribution Agreement") with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC to refresh its ATM program. In connection therewith, the Company intends to file an amendment to its Prospectus Supplement to register shares of Class A common stock representing an aggregate offering price of up to $1.0 billion.

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website or mobile application, customers can complete all phases of a retail vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a retail vehicle.    As of June 30, 2024, we listed 37,299 total retail units on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling vehicles to retail customers is the primary driver of our business. Selling retail vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including the sale of finance receivables originated to finance the vehicle, vehicle service contracts ("VSCs"), GAP waiver coverage, other ancillary products, and trade-ins.

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

•Protect their purchase.    Customers have the option to protect their vehicle with a VSC as part of our online checkout process. VSCs provide customers with protection against the costs of certain mechanical repairs after the expiration of their vehicle’s original manufacturer warranty. We earn a fee for selling VSCs on behalf of an affiliate of DriveTime Automotive Group, Inc. (together with its consolidated affiliates, collectively, “DriveTime”), which is the obligor under these VSCs. We generally have no contractual liability to customers for claims under these agreements. We also offer GAP waiver coverage to customers in most states in which we operate. We have additionally partnered with Root, Inc. ("Root") to offer an integrated auto insurance solution, through which customers in most states may conveniently access auto insurance directly from the Carvana e-commerce platform.

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

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have historically experienced rapid growth in sales through our website www.carvana.com. During the three months ended June 30, 2024, the number of vehicles we sold to retail customers increased by 32.5% to 101,440, compared to 76,530 in the three months ended June 30, 2023. During the six months ended June 30, 2024, the number of vehicles we sold to retail customers increased by 24.1% to 193,318, compared to 155,770 in the six months ended June 30, 2023.

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

Markets and Population Coverage

As of June 30, 2024, we have established a logistics network and local marketing presence in 316 metropolitan areas and have purchased, reconditioned, sold, and delivered over 1.9 million retail vehicles since the launch of our first market in January 2013. As of June 30, 2024, our 316 markets serviced 81.1% of the U.S. population. We calculate our population coverage as the population in our open markets at the end of the period as a percentage of the total metropolitan statistical area ("MSA") population in the U.S., based on 2015 data from the U.S. Census Bureau. Our hub and spoke market approach allows us to focus on serving our markets and providing the best possible car buying and selling experience to our customers at a low, transparent cost. Our established logistics network and ability to service customers within our markets by delivering or picking up any car on Carvana-branded haulers allow us to provide a low-cost, simple car buying and selling experience. We continually evaluate consumer demand and our operational capacity to determine our market development strategy.

Revenue and Gross Profit

We generate revenue on retail units sold from four primary sources: the sale of the retail vehicles, wholesale sales of vehicles we acquire from customers, including sales through our wholesale marketplace, gains on the sales of loans originated to finance the vehicles, and sales of ancillary products such as VSCs and GAP waiver coverage.

Our largest source of revenue, retail vehicle sales, totaled $2.4 billion and $2.0 billion during the three months ended June 30, 2024 and 2023, respectively, and $4.6 billion and $3.8 billion during the six months ended June 30, 2024 and 2023, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales and revenues includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. We also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $720 million and $777 million during the three months ended June 30, 2024 and 2023, respectively, and $1.4 billion during each of the six months ended June 30, 2024 and 2023. We generally expect wholesale sales to trend proportionately with retail units sold through trade-ins and from customers who wish to sell us a car independent of a retail sale and with the movement of wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate and sales commissions on ancillary products such as VSCs, GAP waiver coverage, and auto insurance totaled $279 million and $230 million during the three months ended June 30, 2024 and 2023, respectively and $508 million and $391 million during the six months ended June 30, 2024 and 2023, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

Our highest priority continues to be providing exceptional customer experiences while improving efficiency and utilizing our infrastructure to support efficient growth in retail units sold to help us move along the path to achieve sustained profitability. Efficient growth initiatives, which we may undertake from time to time, include the following:

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

•Optimize average days to sale. Our goal is generally to optimize our inventory size relative to sales to achieve our desired average days to sale. Reductions in average days to sale lead to fewer vehicle price reductions, and therefore higher average selling prices, all other factors being equal. Higher average selling prices in turn lead to higher gross profit per unit sold, all other factors being equal.

•Leverage existing inspection and reconditioning infrastructure. As we scale, we intend to more fully utilize the capacity at our existing IRCs and auction locations, which collectively have capacity to inspect and recondition approximately 1.35 million vehicles per year at full utilization.

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

Investment in Growth

While we have historically aggressively invested in the growth of our business, for the past several quarters we have been and continue to be focused on driving fundamental gains in gross profit per unit and operational efficiency, flexibility, and scalability through process and technology improvements to increase profitability and provide a strong foundation for profitable growth. As we continue targeting initiatives aimed at improving efficiencies, we simultaneously plan to invest in the profitable expansion of our business. While we intend to become increasingly efficient over time, we also anticipate that our operating expenses will increase as we return to growth and continue to expand our logistics network, increase our advertising spending, and serve more of the U.S. population. There is no guarantee that we will be able to realize the desired return on our investments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Retail units sold	101,440	76,530	193,318	155,770
Average monthly unique visitors (in thousands)	18,621	15,952	17,616	15,961
Total website units	37,299	37,570	37,299	37,570
Total gross profit per unit	$7,049	$6,520	$6,756	$5,393
Total gross profit per unit, non-GAAP	$7,344	$7,030	$7,087	$5,893

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

Average Monthly Unique Visitors

We define a monthly unique visitor as an individual who has visited our website or iOS/Android application within a calendar month, based on data provided by Google Analytics. We calculate average monthly unique visitors as the sum of monthly unique visitors in a given period, divided by the number of months in that period. We view average monthly unique visitors as a key indicator of the strength of our brand, the effectiveness of our advertising and merchandising campaigns, and consumer awareness of our brand. During the three months ended June 30, 2024, the methodology used by Google Analytics to count unique visitors changed to include individuals visiting our iOS/Android application, in addition to those visiting our website. We believe this change allows us to more accurately calculate and reflect average monthly unique visitors. To conform to current period presentation, we have recast average monthly unique visitors for the three and six months ended June 30, 2023 and three months ended March 31, 2024. The change in measurement methodology resulted in 9.6% and 9.1% more average monthly unique visitors for the three and six months ended June 30, 2023, respectively, and 4.2% more average monthly unique visitors for the three months ended March 31, 2024, compared to previously reported numbers.

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

Total Gross Profit per Unit, Non-GAAP

We define total gross profit per unit, non-GAAP as the aggregate gross profit, non-GAAP in a given period, divided by retail units sold in that period. Gross profit, non-GAAP is defined as gross profit plus depreciation and amortization expense in cost of sales, share-based compensation expense in cost of sales, and restructuring expense, minus revenue related to warrants to purchase shares of Root's Class A common stock (the "Root Warrants") as discussed in Note 17 — Fair Value of Financial Instruments. Refer to "Non-GAAP Financial Measures" for more information, including the reconciliation of non-GAAP financial measures to the most directly comparable financial measures under generally accepted accounting principles in the United States ("GAAP").

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

The number of retail vehicles we sell depends on the volume of traffic to our website, our population coverage, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customers' purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general macroeconomic and used car industry conditions. On a quarterly basis, the number of retail vehicles we sell is also affected by seasonality, with demand for retail vehicles generally reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of retail vehicle sales generally expected to occur in the fourth calendar quarter. In 2023, heightened inflation and rising interest rates resulted in lower demand for used vehicles. Heightened inflation and interest rates persisted during the first three months of 2024, and, to a lesser extent, during the second three months of 2024, but were outweighed by seasonal demand associated with the timing of tax refunds and certain of our initiatives focused on growth in retail units sold.

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

Wholesale Sales and Revenues

Wholesale sales and revenues includes the aggregate proceeds we receive on vehicles we acquire and sell to wholesalers, and wholesale marketplace revenues. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade-in their existing vehicles when making a purchase from us. Factors affecting wholesale sales and revenues include the number of wholesale units sold and the average wholesale selling price of these vehicles. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market, including the level of depreciation in the wholesale vehicle market. Wholesale sales and revenues includes aggregate proceeds we receive on vehicles sold to DriveTime through competitive online auctions that are managed by an unrelated third party and through the Company's wholesale marketplace platform. Wholesale marketplace revenues include revenue earned from the sale of wholesale marketplace units by third-party sellers to buyers through our wholesale marketplace platform, including auction fees and related services revenue.

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

Other Expense (Income), Net

Other expense (income), net includes changes in fair value on our beneficial interests in securitizations, purchase price adjustment receivables, and fair value adjustments related to our Root Warrants as discussed in Note 17 — Fair Value of Financial Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q. For the three and six months ended June 30, 2024, Other expense (income), net also includes expense related to our Tax Receivable Agreement ("TRA") liability. Refer to Note 14 — Income Taxes for further discussion of the TRA.

Income Tax Provision (Benefit)

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(dollars in millions, except per unit amounts)			(in millions, except unit and per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$2,411	$1,961	22.9%	$4,586	$3,788	21.1%
Wholesale sales and revenues (1)	720	777	(7.3)%	1,377	1,395	(1.3)%
Other sales and revenues (2)	279	230	21.3%	508	391	29.9%
Total net sales and operating revenues	$3,410	$2,968	14.9%	$6,471	$5,574	16.1%
Gross profit:
Retail vehicle gross profit	$347	$204	70.1%	$630	$314	100.6%
Wholesale gross profit (1)	89	65	36.9%	168	135	24.4%
Other gross profit (2)	279	230	21.3%	508	391	29.9%
Total gross profit	$715	$499	43.3%	$1,306	$840	55.5%
Unit sales information:
Retail vehicle unit sales	101,440	76,530	32.5%	193,318	155,770	24.1%
Wholesale vehicle unit sales	50,368	46,453	8.4%	94,523	81,563	15.9%
Per unit selling prices:
Retail vehicles	$23,768	$25,624	(7.2)%	$23,723	$24,318	(2.4)%
Wholesale vehicles (3)	$9,550	$11,926	(19.9)%	$9,585	$11,782	(18.6)%
Per retail unit gross profit:
Retail vehicle gross profit	$3,421	$2,666	28.3%	$3,259	$2,016	61.7%
Wholesale gross profit	878	849	3.4%	869	867	0.2%
Other gross profit	2,750	3,005	(8.5)%	2,628	2,510	4.7%
Total gross profit	$7,049	$6,520	8.1%	$6,756	$5,393	25.3%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (4)	$953	$840	13.5%	$994	$1,018	(2.4)%
Wholesale marketplace:
Wholesale marketplace units sold	247,135	227,698	8.5%	489,782	441,462	10.9%
Wholesale marketplace revenues	$239	$223	7.2%	$471	$434	8.5%
Wholesale marketplace gross profit (5)	$41	$26	57.7%	$74	$52	42.3%

(1) Includes $7, $5, $14 and $10, respectively, of wholesale sales and revenues from related parties.
(2) Includes $47, $33, $89 and $69, respectively, of other sales and revenues from related parties.
(3) Excludes wholesale marketplace revenues and wholesale marketplace units sold.
(4) Excludes wholesale marketplace gross profit and wholesale marketplace units sold.
(5) Includes $22, $26, $47 and $52, respectively, of depreciation and amortization expense.

Retail Vehicle Sales

Three months ended June 30, 2024 versus 2023. Retail vehicle sales increased by $450 million to $2.41 billion during the three months ended June 30, 2024, compared to $1.96 billion during the three months ended June 30, 2023. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 101,440 from 76,530 during the three months ended June 30, 2024 and 2023, respectively, partially offset by a decrease in the average selling price of our retail units sold to

$23,768 in the three months ended June 30, 2024 from $25,624 in the prior year, due primarily to higher overall depreciation in the used vehicle market, partially offset by faster turn times, compared to the three months ended June 30, 2023.

Six months ended June 30, 2024 versus 2023. Retail vehicle sales increased by $0.8 billion to $4.6 billion during the six months ended June 30, 2024, compared to $3.8 billion during the six months ended June 30, 2023. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 193,318 from 155,770 during the six months ended June 30, 2024 and 2023, respectively, partially offset by a decrease in the average selling price of our retail units sold to $23,723 in the six months ended June 30, 2024 from $24,318 in the prior year, due primarily to higher overall depreciation in the used vehicle market, partially offset by faster turn times, compared to the six months ended June 30, 2023.

Wholesale Sales and Revenues

Three months ended June 30, 2024 versus 2023. Wholesale sales and revenues decreased by $57 million to $720 million during the three months ended June 30, 2024, compared to $777 million during the three months ended June 30, 2023. The decrease in revenue was primarily due to higher overall depreciation in the wholesale vehicle market as the average selling price of our wholesale units sold decreased to $9,550 during the three months ended June 30, 2024 from $11,926 during the three months ended June 30, 2023. This decrease was partially offset by an increase in the number of wholesale units sold that were acquired from customers on our website to 50,368 from 46,453 during the three months ended June 30, 2024 and 2023, respectively. Additionally, wholesale marketplace revenues were higher during the three months ended June 30, 2024 at $239 million, compared to $223 million during the three months ended June 30, 2023, primarily due to an increase in the number of wholesale marketplace units sold to 247,135 from 227,698 during the three months ended June 30, 2024 and 2023, respectively.

Six months ended June 30, 2024 Versus 2023. Wholesale sales and revenues decreased by $18 million to $1.38 billion during the six months ended June 30, 2024, compared to $1.40 billion during the six months ended June 30, 2023. The decrease in revenue was primarily due to higher overall depreciation in the wholesale vehicle market as the average selling price of our wholesale units sold decreased to $9,585 during the six months ended June 30, 2024 from $11,782 during the six months ended June 30, 2023. This decrease was partially offset by an increase in the number of wholesale units sold that were acquired from customers on our website to 94,523 from 81,563 during the six months ended June 30, 2024 and 2023, respectively. Additionally, wholesale marketplace revenues were higher during the six months ended June 30, 2024 at $471 million, compared to $434 million during the six months ended June 30, 2023, primarily due to an increase in the number of wholesale marketplace units sold to 489,782 from 441,462 during the six months ended June 30, 2024 and 2023, respectively.

Other Sales and Revenues

Three months ended June 30, 2024 versus 2023. Other sales and revenues increased by $49 million to $279 million during the three months ended June 30, 2024, compared to $230 million during the three months ended June 30, 2023. The increase was primarily due to an increase in gain on loan sales as a result of more loans sold, higher loan sale pricing, increased retail units sold, and higher interest income due to higher levels of finance receivables held for sale during the three months ended June 30, 2024.

Six months ended June 30, 2024 versus 2023. Other sales and revenues increased by $117 million to $508 million during the six months ended June 30, 2024, compared to $391 million during the six months ended June 30, 2023. The increase was primarily due to an increase in gain on loan sales as a result of more loans sold, higher loan sale pricing and increased retail units sold during the six months ended June 30, 2024, partially offset by lower interest income due to lower levels of finance receivables held for sale.

Retail Vehicle Gross Profit

Three months ended June 30, 2024 versus 2023. Retail vehicle gross profit increased by $143 million to $347 million during the three months ended June 30, 2024, compared to $204 million during the three months ended June 30, 2023. This increase was driven primarily by an increase in retail vehicle gross profit per unit to $3,421 for the three months ended June 30, 2024, compared to $2,666 for the three months ended June 30, 2023. The per unit increase was primarily driven by lower average days to sale, lower vehicle acquisition costs relative to sales prices, and lower reconditioning and inbound transport costs on retail vehicles sold during the three months ended June 30, 2024.

Six months ended June 30, 2024 Versus 2023. Retail vehicle gross profit increased by $316 million to $630 million during the six months ended June 30, 2024, compared to $314 million during the six months ended June 30, 2023. This increase was driven primarily by an increase in retail vehicle gross profit per unit to $3,259 for the six months ended June 30, 2024, compared to $2,016 for the six months ended June 30, 2023. The per unit increase was primarily driven by lower average days to sale, lower vehicle acquisition costs, and lower reconditioning and inbound transport costs on retail vehicles sold during the six months ended June 30, 2024.

Wholesale Gross Profit

Three months ended June 30, 2024 versus 2023. Wholesale gross profit increased by $24 million to $89 million during the three months ended June 30, 2024, compared to $65 million during the three months ended June 30, 2023. This increase was primarily driven by an increase in wholesale marketplace gross profit by $15 million to $41 million during the three months ended June 30, 2024, compared to $26 million for the three months ended June 30, 2023, due to an increase in the number of wholesale marketplace units sold to 247,135 from 227,698 during the three months ended June 30, 2024 and 2023, respectively. Additionally, the increase was driven by an increase in wholesale units sold to 50,368 from 46,453 for the three months ended June 30, 2024 and 2023, respectively, along with an increase in wholesale vehicle gross profit per wholesale unit to $953 from $840, respectively. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in wholesale vehicle gross profit per wholesale unit was primarily a result of lower vehicle acquisition costs relative to sales prices during the three months ended June 30, 2024.

Six months ended June 30, 2024 versus 2023. Wholesale gross profit increased by $33 million to $168 million during the six months ended June 30, 2024, compared to $135 million during the six months ended June 30, 2023. This increase was primarily driven by an increase in wholesale marketplace gross profit by $22 million to $74 million during the six months ended June 30, 2024, compared to $52 million for the six months ended June 30, 2023, due to an increase in the number of wholesale marketplace units sold to 489,782 from 441,462 during the six months ended June 30, 2024 and 2023, respectively. Additionally, the increase was driven by an increase in wholesale units sold to 94,523 from 81,563 for the six months ended June 30, 2024 and 2023, respectively, partially offset by a decrease in wholesale vehicle gross profit per wholesale unit to $994 from $1,018 in the six months ended June 30, 2024 and 2023, respectively. The decrease in wholesale vehicle gross profit per wholesale unit was primarily a result of higher depreciation in the wholesale vehicle market during the six months ended June 30, 2024.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Compensation and benefits (1)	$168	$163	$341	$339
Advertising	55	57	109	113
Market occupancy (2)	17	18	35	39
Logistics (3)	28	29	57	64
Other (4)	187	185	369	369
Total	$455	$452	$911	$924

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

Selling, general and administrative expenses increased by $3 million to $455 million during the three months ended June 30, 2024, compared to $452 million during the three months ended June 30, 2023, primarily due to a higher employee headcount associated with higher retail units sold. Selling, general and administrative expenses decreased by $13 million to $911 million during the six months ended June 30, 2024, compared to $924 million during the six months ended June 30, 2023, primarily due to lower depreciation expense associated with a smaller logistics fleet size, reductions in occupancy costs, and improved targeting of our advertising spend.

Other Operating Expense, Net

Other operating expense, net was $1 million and $5 million for the three months ended June 30, 2024 and 2023, and $2 million and $6 million for the six months ended June 30, 2024 and 2023. The decreases in other operating expense, net were due to lower disposals of long-lived assets during the three and six months ended June 30, 2024.

Loss On Debt Extinguishment

Loss on debt extinguishment was $2 million during the three and six months ended June 30, 2024 due to the repurchase of $250 million of 2028 Senior Secured Notes in the open market for $259 million, which included $7 million of accrued PIK interest and $1 million in pro-rata write-offs of unamortized debt issuance costs and unamortized premium.

Interest Expense

Interest expense increased by $18 million and $32 million during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively, primarily due to increased PIK interest on the Senior Secured Notes, partially offset by lower interest on the Senior Unsecured Notes, floor plan facility, and finance receivable facilities.

Other Expense (Income), Net

Other expense (income), net changed by $43 million to expense of $35 million during the three months ended June 30, 2024, compared to income of $8 million during the three months ended June 30, 2023. The change was primarily due to a $22 million decrease in the fair value of our Root Warrants and a $19 million expense related to the TRA liability during the three months ended June 30, 2024. The TRA liability was generated from the expected cash tax savings to be realized by Carvana Co. as a result of LLC unit exchanges. Other expense (income), net changed by $41 million to income of $52 million during the six months ended June 30, 2024, compared to income of $11 million during the six months ended June 30, 2023. The change was primarily due to a net $54 million increase in the fair value of our Root Warrants and a net $9 million increase in the fair value of our beneficial interests in securitizations, partially offset by a $19 million expense related to the TRA liability during the six months ended June 30, 2024.

Income Tax Provision (Benefit)

Income tax provision (benefit) changed by $1 million to a provision of $1 million during the three months ended June 30, 2024, compared to zero during the three months ended June 30, 2023. Income tax provision (benefit) changed by $2 million to zero during the six months ended June 30, 2024, compared to a $2 million benefit during the six months ended June 30, 2023.

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

Adjusted EBITDA is defined as net income (loss) plus income tax provision (benefit), interest expense, other operating expense, net, other expense (income), net, depreciation and amortization expense in cost of sales and SG&A expenses, goodwill impairment, share-based compensation expense in cost of sales and SG&A expenses, loss on debt extinguishment, and restructuring expense in cost of sales and SG&A expenses, minus revenue related to our Root Warrants and gain on debt extinguishment. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of total revenues.

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
A reconciliation of Adjusted EBITDA to net income (loss), Gross profit, non-GAAP to gross profit, and SG&A expenses, non-GAAP to SG&A expenses, which are the most directly comparable GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A expenses per retail unit, non-GAAP is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in millions, except per unit amounts)
Net income (loss)	$48	$(105)	$97	$(391)
Income tax provision (benefit)	1	—	—	(2)
Interest expense	173	155	346	314
Other operating expense, net	1	5	2	6
Other expense (income), net	35	(8)	(52)	(11)
Depreciation and amortization expense in cost of sales	35	44	74	88
Depreciation and amortization expense in SG&A expenses	41	46	84	95
Share-based compensation expense in SG&A expenses	24	20	47	35
Root warrant revenue	(5)	(5)	(10)	(10)
Loss on debt extinguishment	2	—	2	—
Restructuring expense	—	3	—	7
Adjusted EBITDA	$355	$155	$590	$131

Total revenues	$3,410	$2,968	$6,471	$5,574
Net income (loss) margin	1.4%	(3.5)%	1.5%	(7.0)%
Adjusted EBITDA margin	10.4%	5.2%	9.1%	2.4%

Gross profit	$715	$499	$1,306	$840
Depreciation and amortization expense in cost of sales	35	44	74	88
Root warrant revenue	(5)	(5)	(10)	(10)
Gross profit, non-GAAP	$745	$538	$1,370	$918

Retail vehicle unit sales	101,440	76,530	193,318	155,770
Total gross profit per retail unit	$7,049	$6,520	$6,756	$5,393
Total gross profit per retail unit, non-GAAP	$7,344	$7,030	$7,087	$5,893

SG&A expenses	$455	$452	$911	$924
Depreciation and amortization expense in SG&A expenses	41	46	84	95
Share-based compensation expense in SG&A expenses	24	20	47	35
Restructuring expense in SG&A expenses	—	3	—	7
SG&A expenses, non-GAAP	$390	$383	$780	$787

Retail vehicle unit sales	101,440	76,530	193,318	155,770
Total SG&A expenses per retail unit	$4,485	$5,906	$4,712	$5,932
Total SG&A expenses per retail unit, non-GAAP	$3,845	$5,005	$4,035	$5,052

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

In response to the macroeconomic environment, our focus during previous quarters has been on driving profitability through initiatives to better conform our expense structure to unit volume levels. We expect to continue our focus on these profitability initiatives as we return to growth. We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months.

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

Finally, subject to the restrictions in the indentures governing the Senior Secured Notes, we or our affiliates have and may again, at any time, and from time to time, repurchase portions of our Class A common stock, our Senior Unsecured Notes, our Senior Secured Notes, or any other securities we may issue, from time to time, in open market transactions, privately negotiated transactions, in exchange for property or other securities or otherwise. During the three months ended June 30, 2024, we repurchased and cancelled $250 million principal amount of 2028 Senior Secured Notes. Any additional repurchase decisions will be made after consideration of market conditions and liquidity needs and will be upon such terms and at such prices as we determine appropriate. However, there is no guarantee that a repurchase will take place.

Liquidity Resources

We had the following committed liquidity resources, secured debt capacity, and other unpledged assets available as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(in millions)
Cash and cash equivalents	$542	$530
Availability under short-term revolving facilities (1)	1,598	1,006
Committed liquidity resources available	$2,140	$1,536
Super senior debt capacity	1,500	1,262
Pari passu senior debt capacity	375	250
Unpledged beneficial interests in securitizations	91	80
Total liquidity resources	$4,106	$3,128

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

As of June 30, 2024 and December 31, 2023, the short-term revolving facilities had a total commitment of $4.2 billion each, an outstanding balance of $72 million and $668 million, respectively, and unused capacity of $4.1 billion and $3.5 billion, respectively.

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

As of June 30, 2024 and December 31, 2023, our outstanding principal amount of indebtedness was $5.5 billion and $6.0 billion, respectively, summarized in the table below. See Note 9 — Debt Instruments included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt.

	June 30, 2024	December 31, 2023

	(in millions)
Asset-Based Financing:
Floor plan facility	$72	$113
Finance receivable facilities	—	555
Financing of beneficial interests in securitizations	334	293
Real estate financing	485	485
Total asset-based financing	891	1,446
Senior Secured Notes (1)	4,405	4,378
Senior Unsecured Notes	205	205
Total debt	5,501	6,029
Less: current portion	(198)	(777)
Less: unamortized debt issuance costs (2)	(53)	(60)
Plus: unamortized premium (3)	32	37
Total included in long-term debt, net	$5,282	$5,229

(1) Includes $210 million and $185 million of accrued PIK interest as of June 30, 2024 and December 31, 2023, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.
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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	(in millions)
Net cash provided by operating activities	$455	$443
Net cash provided by investing activities	9	6
Net cash used in financing activities	(451)	(400)
Net increase in cash, cash equivalents and restricted cash	13	49
Cash, cash equivalents and restricted cash at beginning of period	594	628
Cash, cash equivalents and restricted cash at end of period	$607	$677

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and cash used to acquire customers. Cash provided by operating activities was $455 million and $443 million during the six months ended June 30, 2024 and 2023, respectively, an increase in cash provided by operating activities of $12 million, primarily due to more finance receivables sold during the six months ended June 30, 2024, a reduction in interest paid due to

PIK interest on the Senior Secured Notes, and reduced selling, general and administrative expenses and reconditioning costs due to our profitability initiatives, partially offset by increased originations of finance receivables and vehicle inventory acquisitions.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment. Cash provided by investing activities was $9 million and $6 million during the six months ended June 30, 2024 and 2023, respectively, an increase in cash provided by investing activities of $3 million, primarily driven by increased principal payments received on and proceeds from the sale of beneficial interests in securitizations along with decreased purchases of property and equipment as part of our effort to align our capital expenditures to current volumes, partially offset by lower proceeds received from the sale of property and equipment.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including proceeds from and payments on our short-term revolving facilities. Cash used in financing activities was $451 million and $400 million during the six months ended June 30, 2024 and 2023, respectively, an increase in cash used in financing activities of $51 million. The change primarily relates to (1) higher payments on short-term revolving facilities relative to borrowings, (2) our repurchase and cancellation, during the three months ended June 30, 2024, of $250 million of principal amount of the 2028 Senior Secured Notes in the open market for $259 million, which included $7 million of accrued PIK interest, and (3) net proceeds of $347 million from the sale of approximately 3 million shares of Class A common stock at an average price of $114.85 per share pursuant to our "at-the-market offering" program.

Contractual Obligations and Commitments

As of June 30, 2024, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 22, 2024.

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

•short-term and long-term liquidity;

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended June 30, 2024, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged less than 0.1 million LLC Units for less than 0.1 million newly issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections

On May 9, 2024, Ira Platt, a member of the Company's board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Platt's 10b5-1 Plan provides for the potential sale of up to 25,180 shares of Class A common stock between the first potential sale date on August 8, 2024 and the expiration of the 10b5-1 Plan on December 31, 2025.

On May 6, 2024, Gregory Sullivan, a member of the Company's board of directors, terminated his previously adopted 10b5-1 Plan. Mr. Sullivan's 10b5-1 Plan was entered into on March 14, 2024, was set to expire on May 31, 2025, and provided for the potential sale of up to 5,000 shares of Class A common stock.

On June 24, 2024, Tom Taira, the Company's President of Special Products, terminated his previously adopted 10b5-1 Plan. Mr. Taira's 10b5-1 Plan was entered into on March 15, 2024, was set to expire on December 31, 2025, and provided for the potential sale of up to 133,556 shares of Class A common stock, including shares obtained from the exercise of vested stock options covered by the 10b5-1 Plan.

Amended and Restated Distribution Agreement

As previously reported, on July 19, 2023, the Company entered into an agreement with Citigroup Global Markets Inc. and Moelis & Company LLC (the Original Distribution Agreement”), relating to the issuance and sale, from time to time, through ATM offerings, of the Company’s Class A common stock. On July 31, 2024, the Company entered into an Amended and Restated Distribution Agreement (the "A&R Distribution Agreement") with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC to refresh its ATM program. In connection therewith, the Company intends to file an amendment to its Prospectus Supplement to register shares of Class A common stock representing an aggregate offering price of up to $1.0 billion.

The foregoing description of the A&R Distribution Agreement is not complete and is qualified in its entirety by reference to the A&R Distribution Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated by reference in this Item 5.

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

3.4
Certificate of Elimination of Series B Preferred Stock of Carvana Co., dated June 5, 2024 (incorporated by reference to Exhibit 3.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.1
Amended and Restated Distribution Agreement, dated as of July 31, 2024, by and among Carvana Co. and Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC as sales agents, filed herewith.

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

Date:	July 31, 2024	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)