Form 10-Q
period 2024-09-30
CARVANA CO.
filed 2024-10-30
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of October 28, 2024, the registrant had 128,510,301 shares of Class A common stock outstanding and 79,119,471 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$871	$530
Restricted cash	61	64
Accounts receivable, net	363	266
Finance receivables held for sale, net	553	807
Vehicle inventory	1,305	1,150
Beneficial interests in securitizations	463	366
Other current assets, including $4 and $3, respectively, due from related parties	149	138
Total current assets	3,765	3,321
Property and equipment, net	2,826	2,982
Operating lease right-of-use assets, including $13 and $10, respectively, from leases with related parties	452	455
Intangible assets, net	39	52
Other assets	286	261
Total assets	$7,368	$7,071
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities, including $14 and $7, respectively, due to related parties	$772	$596
Short-term revolving facilities	76	668
Current portion of long-term debt	209	189
Other current liabilities, including $13 and $3, respectively, due to related parties	102	83
Total current liabilities	1,159	1,536
Long-term debt, excluding current portion	5,431	5,416
Operating lease liabilities, excluding current portion, including $10 and $7, respectively, from leases with related parties	429	433
Other liabilities, including $17 and $11, respectively, due to related parties	63	70
Total liabilities	7,082	7,455
Commitments and contingencies (Note 16)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 126,444 and 114,239 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 80,935 and 85,619 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,106	1,869
Accumulated deficit	(1,495)	(1,626)
Total stockholders' equity attributable to Carvana Co.	611	243
Non-controlling interests	(325)	(627)
Total stockholders' equity (deficit)	286	(384)
Total liabilities & stockholders' equity (deficit)	$7,368	$7,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and operating revenues:
Retail vehicle sales, net	$2,543	$1,949	$7,129	$5,737
Wholesale sales and revenues, including $7, $4, $21 and $14, respectively, from related parties	786	610	2,163	2,005
Other sales and revenues, including $52, $35, $141 and $104, respectively, from related parties	326	214	834	605
Net sales and operating revenues	3,655	2,773	10,126	8,347
Cost of sales, including $1, $1, $4 and $3, respectively, to related parties	2,848	2,291	8,013	7,025
Gross profit	807	482	2,113	1,322
Selling, general and administrative expenses, including $7, $8, $22 and $26, respectively, to related parties	469	433	1,380	1,357
Other operating expense, net	1	1	3	7
Operating income (loss)	337	48	730	(42)
Interest expense	157	153	503	467
Loss (Gain) on debt extinguishment	4	(878)	6	(878)
Other expense (income), net	29	3	(23)	(8)
Net income before income taxes	147	770	244	377
Income tax (benefit) provision	(1)	29	(1)	27
Net income	148	741	245	350
Net income (loss) attributable to non-controlling interests	63	(41)	114	(214)
Net income attributable to Carvana Co.	$85	$782	$131	$564

Net earnings per share of Class A common stock - basic	$0.69	$7.05	$1.09	$5.24
Net earnings per share of Class A common stock - diluted	$0.64	$3.60	$1.01	$1.78

Weighted-average shares of Class A common stock outstanding - basic	123,883	110,844	119,719	107,692
Weighted-average shares of Class A common stock outstanding - diluted	133,555	205,958	129,253	197,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2022	106,037	$—	82,900	$—	$1,558	$(2,076)	$(535)	$(1,053)
Net loss	—	—	—	—	—	(160)	(126)	(286)
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	14	—	—	—	1	—	(1)	—
Contribution of Class A common stock from related party	(16)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	39	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(30)	—	—	—	—	—	—	—
Options exercised	3	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	17	—	—	17
Balance, March 31, 2023	106,047	$—	82,900	$—	$1,576	$(2,236)	$(662)	$(1,322)
Net loss	—	—	—	—	—	(58)	(47)	(105)
Contribution of Class A common stock from related party	(16)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	415	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	20	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(2)	—	—	(2)
Options exercised	3	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	23	—	—	23
Balance, June 30, 2023	106,469	$—	82,900	$—	$1,597	$(2,294)	$(709)	$(1,406)
Net income (loss)	—	—	—	—	—	782	(41)	741
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	7,157	—	—	—	327	—	—	327
Issuance of Class B common stock and LLC Units	—	—	2,721	—	—	—	126	126
Adjustment to non-controlling interests related to equity offerings	—	—	—	—	(83)	—	83	—
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	17	—	(2)	—	—	—	—	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	21	—	—	21

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(21)	—	—	(21)
Contribution of Class A common stock from related party	(17)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	344	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(10)	—	—	(10)
Options exercised	5	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	20	—	—	20
Balance, September 30, 2023	113,975	$—	85,619	$—	$1,851	$(1,512)	$(541)	$(202)

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2023	114,239	$—	85,619	$—	$1,869	$(1,626)	$(627)	$(384)
Net income	—	—	—	—	—	28	21	49
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	29	—	—	—	(6)	—	6	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	1	—	—	1
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(1)	—	—	(1)
Contribution of Class A common stock from related party	(1)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	2,272	—	—	—	—	—	—	—
Options exercised	19	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	24	—	—	24
Balance, March 31, 2024	116,558	$—	85,619	$—	$1,887	$(1,598)	$(600)	$(311)
Net income	—	—	—	—	—	18	30	48
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	3,047	—	—	—	347	—	—	347
Adjustment to non-controlling interests related to equity offerings	—	—	—	—	(155)	—	155	—
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	73	—	—	—	(4)	—	4	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	25	—	—	25
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(25)	—	—	(25)
Issuance of Class A common stock to settle vested restricted stock units	1,172	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	6	—	—	—	1	—	—	1
Options exercised	198	—	—	—	3	—	—	3
Equity-based compensation	—	—	—	—	27	—	—	27
Balance, June 30, 2024	121,054	$—	85,619	$—	$2,106	$(1,580)	$(411)	$115
Net income	—	—	—	—	—	85	63	148

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	4,718	—	(4,684)	—	(23)	—	23	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	168	—	—	168
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(168)	—	—	(168)
Issuance of Class A common stock to settle vested restricted stock units	617	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(4)	—	—	(4)
Options exercised	55	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	27	—	—	27
Balance, September 30, 2024	126,444	$—	80,935	$—	$2,106	$(1,495)	$(325)	$286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In millions)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$245	$350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	231	270
Equity-based compensation expense	69	52
Loss on disposal of property and equipment	3	8
Loss (Gain) on debt extinguishment	6	(878)
Payment-in-kind interest expense	388	46
Provision for bad debt and valuation allowance	24	34
Amortization of debt issuance costs	13	20
Unrealized gain on warrants to acquire Root Class A common stock	(27)	(3)
Unrealized gain on beneficial interests in securitizations	(15)	(12)
Changes in finance receivable related assets:
Originations of finance receivables	(6,051)	(4,509)
Proceeds from sale of finance receivables, net	6,464	5,207
Gain on loan sales	(541)	(360)
Principal payments received on finance receivables held for sale	142	160
Other changes in assets and liabilities:
Vehicle inventory	(154)	777
Accounts receivable	(105)	(73)
Other assets	(16)	27
Accounts payable and accrued liabilities	171	(84)
Operating lease right-of-use assets	3	63
Operating lease liabilities	1	(52)
Other liabilities	7	(1)
Net cash provided by operating activities	858	1,042
Cash Flows from Investing Activities:
Purchases of property and equipment	(67)	(69)
Proceeds from disposal of property and equipment	9	58
Payments for acquisitions, net of cash acquired	—	(7)
Principal payments received on and proceeds from sale of beneficial interests	52	40
Net cash (used in) provided by investing activities	(6)	22
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	2,601	5,756
Payments on short-term revolving facilities	(3,193)	(6,861)
Proceeds from issuance of long-term debt	160	110
Payments on long-term debt	(427)	(470)
Payments of debt issuance costs	(3)	(52)
Net proceeds from issuance of Class A common stock	347	453
Proceeds from equity-based compensation plans	3	—
Tax withholdings related to restricted stock units and awards	(2)	(12)
Net cash used in financing activities	(514)	(1,076)
Net increase (decrease) in cash, cash equivalents and restricted cash	338	(12)
Cash, cash equivalents and restricted cash at beginning of period	594	628
Cash, cash equivalents and restricted cash at end of period	$932	$616

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

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity (Deficit), the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of September 30, 2024, Carvana Co. owned approximately 60.4% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity (Deficit)) owned the remaining 39.6%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2024, results of operations and changes in stockholders' equity (deficit) for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Liquidity

The Company has incurred losses in prior periods and may incur additional losses in the future as it continues to focus on driving profitability through operating efficiency. Historically, the Company's capital and liquidity needs have been primarily satisfied through its debt and equity financings, operating cash flows, and short-term revolving facilities. During the three months ended September 30, 2024, the Company repurchased and cancelled an additional $100 million of principal amount of 2028 Senior Secured Notes (as defined below) and extended one of its short-term revolving credit facilities through August 2025. Management believes that current working capital, cash flows from operations, and expected continued or new financing arrangements will be sufficient to fund operations for at least one year from the financial statement issuance date.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(in millions)
Land and site improvements	$1,333	$1,331
Buildings and improvements	1,376	1,344
Transportation fleet	549	570
Software	337	296
Furniture, fixtures, and equipment	145	144
Total property and equipment excluding construction in progress	3,740	3,685
Less: accumulated depreciation and amortization on property and equipment	(975)	(775)
Property and equipment excluding construction in progress, net	2,765	2,910
Construction in progress	61	72
Property and equipment, net	$2,826	$2,982

Depreciation and amortization expense on property and equipment in cost of sales was $33 million and $42 million during the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $36 million and $40 million during the three months ended September 30, 2024 and 2023, respectively.

Depreciation and amortization expense on property and equipment in cost of sales was $107 million and $130 million during the nine months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $111 million and $126 million during the nine months ended September 30, 2024 and 2023, respectively.

NOTE 4 — INTANGIBLE ASSETS, NET

The following table summarizes intangible assets, net as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(in millions)
Customer relationships	$50	$50
Developed technology	41	41
Intangible assets, acquired cost	91	91
Less: accumulated amortization	(52)	(39)
Intangible assets, net	$39	$52

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expense was $4 million and $5 million during the three months ended September 30, 2024 and 2023, respectively, and $13 million during each of the the nine months ended September 30, 2024 and 2023. As of September 30, 2024, the remaining weighted-average amortization period for definite-lived intangible assets was 4.3 years. The anticipated annual amortization expense to be recognized in future years as of September 30, 2024 is as follows:

Expected Future Amortization
(in millions)
Remainder of 2024	$5
2025	14
2026	7
2027	5
2028	3
Thereafter	5
Total	$39

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(in millions)
Accounts payable, including $14 and $7, respectively, due to related parties	$231	$231
Accrued compensation and benefits	96	41
Sales taxes and vehicle licenses and fees	87	77
Reserve for returns and cancellations	66	57
Customer deposits	50	30
Accrued interest expense	42	7
Accrued advertising costs	15	4
Income tax liability	—	3
Accrued property and equipment	—	1
Other accrued liabilities	185	145
Total accounts payable and accrued liabilities	$772	$596

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $1 million during each of the three months ended September 30, 2024 and 2023, and $3 million and $2 million during the nine months ended September 30, 2024 and 2023, respectively, allocated between inventory and selling, general and administrative expenses.

Office Leases

In September 2016, the Company entered into a lease for office space in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of another floor in the same building. The lease and sublease each had a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company paid the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The lease and sublease expired in February 2024. The rent expense incurred related to the first floor sublease was less than $1 million during the three months ended September 30, 2023 and during each of the nine months ended September 30, 2024 and 2023.

In December 2019, an affiliate of DriveTime ("Verde"), purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years expiring in 2029, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was less than $1 million during each of the three and nine months ended September 30, 2024 and 2023.

Wholesale Sales and Revenues

DriveTime purchases wholesale vehicles from, and sells wholesale vehicles to, both the Company and unrelated third parties through both competitive online auctions that are managed by unrelated third parties and the Company's wholesale marketplace platform. Additionally, beginning in September 2023, the Company has provided DriveTime with reconditioning services through its wholesale marketplace platform. The Company recognized $7 million and $4 million of wholesale sales and revenues from DriveTime, including for reconditioning services, during the three months ended September 30, 2024 and 2023, respectively, and $21 million and $14 million during the nine months ended September 30, 2024 and 2023, respectively.

Retail Vehicle Acquisitions and Reconditioning

During the second quarter of 2021, the Company began acquiring reconditioned retail vehicles from DriveTime. The purchase price of each vehicle was equal to the wholesale price of the vehicle plus a fee for transportation and reconditioning services. As of September 30, 2024 and December 31, 2023, zero and less than $1 million, respectively, related to these vehicles and reconditioning services were included in vehicle inventory in the accompanying unaudited condensed consolidated balance sheets. The Company also recognized zero and $1 million of cost of goods sold during the three months ended September 30, 2024 and 2023, respectively, and less than $1 million and $3 million during the nine months ended September 30, 2024 and 2023, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), most recently amended in April 2021, pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Master Dealer Agreement further allows the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the three months ended September 30, 2024 and 2023, the Company recognized $50 million and $32 million, respectively, and during the nine months ended September 30, 2024 and 2023, the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Company recognized $136 million and $100 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations, and payments for excess reserves to which it expects to be entitled. The commission earned on the sale of VSCs and expected payments for excess reserves is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred $5 million and $4 million during the three months ended September 30, 2024 and 2023, respectively, and $13 million during each of the nine months ended September 30, 2024 and 2023, related to the administration of limited warranty.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime, pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). Finally, in December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). The Company recognized $2 million and $3 million in revenue during the three months ended September 30, 2024 and 2023, respectively, and $5 million and $4 million during the nine months ended September 30, 2024 and 2023, respectively, under the Profit Sharing Agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $2 million during each of the three months ended September 30, 2024 and 2023, and $7 million and $10 million during the nine months ended September 30, 2024 and 2023, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three and nine months ended September 30, 2024 and 2023.

Shared Services Agreement with DriveTime

In November 2014, the Company and DriveTime entered into a shared services agreement whereby DriveTime provided certain accounting and tax, legal and compliance, information technology, telecommunications, benefits, insurance, real estate, equipment, corporate communications, software and production, and other services primarily to facilitate the transition of these services to the Company on a standalone basis (as amended from time to time the "Shared Services Agreement"). The Shared Services Agreement operates on a year-to-year basis, with the Company having the right to terminate any or all services with 30 days' prior written notice and DriveTime having the right to terminate any or all services with 90 days' prior written notice. Charges allocated to the Company are based on the Company’s actual use of the specific services detailed in the Shared

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Services Agreement. The Company incurred less than $1 million in expenses related to the Shared Services Agreement during each of the three and nine months ended September 30, 2024 and 2023.

Accounts Payable Due to Related Party

As of September 30, 2024 and December 31, 2023, $14 million and $7 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

As further discussed in Note 14 — Income Taxes, as of September 30, 2024 and December 31, 2023, the Company recorded a tax receivable agreement ("TRA") liability of $37 million and $14 million, respectively, of which $28 million and $11 million, respectively, is due to related parties. Refer to Note 14 — Income Taxes for further discussion of the TRA. As of September 30, 2024, $14 million is included in other current liabilities and $23 million is included in other liabilities on the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2023, $14 million is included in other liabilities on the accompanying unaudited condensed consolidated balance sheets.

Contributions of Class A Common Stock From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in the fourth quarter of 2021, the Company's CEO, Ernest Garcia III ("Mr. Garcia"), committed to giving then-current employees 23 shares of Class A common stock each from his personal shareholdings once employees reach their two-year employment anniversary ("CEO Milestone Gift" or "Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vested after completion of their second year of employment, for a total of 435,035 RSUs granted during the period. For every Gift that vested, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia contributed to the Company, at the end of each fiscal quarter, the number of shares of Class A common stock, granted pursuant to the CEO Milestone Gift, that had vested during such quarter. The shares contributed were shares of Class A common stock that Mr. Garcia individually owned, at no charge. During the three months ended September 30, 2024 and 2023, zero and 16,859 RSUs, respectively, and during the nine months ended September 30, 2024 and 2023, 1,104 and 48,484 RSUs, respectively, vested and an equal number of shares of Class A common stock were contributed by Mr. Garcia. As of January 2024, all RSUs granted pursuant to the CEO Milestone Gift had vested or been forfeited. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has agreed to indemnify Mr. Garcia from any such obligations that may arise.

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

During the three months ended September 30, 2024 and 2023, the Company sold $0.7 billion and $1.0 billion, respectively, in principal balances of finance receivables under the MPSA. During the nine months ended September 30, 2024 and 2023, the Company sold $2.15 billion and $2.7 billion, respectively, in principal balances of finance receivables under the MPSA, and had $1.85 billion of unused capacity as of September 30, 2024.

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

During the three months ended September 30, 2024 and 2023, the Company sold $1.2 billion and $1.0 billion, respectively, in principal balances of finance receivables through securitization transactions. During the nine months ended September 30, 2024 and 2023, the Company sold $3.2 billion and $2.3 billion, respectively, in principal balances of finance receivables through securitization transactions.

Fixed Pool Loan Sales

During the three and nine months ended September 30, 2024, the Company completed fixed pool loan sales of $0.4 billion and $0.8 billion, respectively, in principal balances of finance receivables to an unrelated third party on terms substantially similar to the Company’s securitization transactions and sales under the MPSA. There were no fixed pool loan sales during the three and nine months ended September 30, 2023.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $224 million and $146 million during the three months ended September 30, 2024 and 2023, respectively, and $541 million and $360 million during the nine months ended September 30, 2024 and 2023, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs, providing industry standard representations and warranties regarding the underlying finance receivables, and performing ministerial duties as the trust administrator. As of September 30, 2024, the Company was not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of September 30, 2024 and December 31, 2023 were $463 million and $366 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of September 30, 2024 and December 31, 2023.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at September 30, 2024 and December 31, 2023. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	September 30, 2024		December 31, 2023
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$361	$361	$287	$287
Certificates and other assets	102	102	79	79
Total unconsolidated VIEs	$463	$463	$366	$366

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$360	$361	$294	$287
Certificates and other assets	102	102	71	79
Total securities available for sale	$462	$463	$365	$366

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 9 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 15 — Leases, as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023

	(in millions)
Asset-based financing:
Floor plan facility	$76	$113
Finance receivable facilities	—	555
Financing of beneficial interests in securitizations	359	293
Real estate financing	485	485
Total asset-based financing	920	1,446
Senior Secured Notes (1)	4,409	4,378
Senior Unsecured Notes	205	205
Total debt	5,534	6,029
Less: current portion	(209)	(777)
Less: unamortized debt issuance costs (2)	(50)	(60)
Plus: unamortized premium (3)	29	37
Total included in long-term debt, net	$5,304	$5,229

(1) Includes $35 million and $185 million of accrued paid-in-kind ("PIK") interest as of September 30, 2024 and December 31, 2023, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.
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

Under the Floor Plan Facility, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding balances related to vehicles held in inventory for more than 120 days require monthly principal payments equal to 10% of the original principal amount of that vehicle until the remaining outstanding balance is equal to the lesser of (i) 50% of the original principal amount or (ii) 50% of the wholesale value. Prepayments may be made without incurring a premium or penalty. Additionally, the Company is permitted to make prepayments to the lender to be held as principal payments under the Floor Plan Facility and subsequently reborrow such

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
amounts. The Floor Plan Facility also requires monthly interest payments and restricted cash requirements on a sliding scale whereby at least 12.5% of the total principal amount owed to the lender is required to be held as restricted cash if amounts drawn are under 50% of the then current inventory balance, which requirement increases to (i) 17.5% required to be held as restricted cash if amounts drawn are between 50% and 59.99%, (ii) 22.5% required to be held as restricted cash if amounts drawn are between 60% and 69.99%, and (iii) 25% required to be held as restricted cash if amounts drawn are equal to or over 70%. The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter under the Floor Plan Facility.

As of September 30, 2024, the Company had $76 million outstanding under the facility, unused capacity of $1.4 billion, and held $10 million in restricted cash related to this facility. During the three months ended September 30, 2024, the Company's effective interest rate on the facility was 7.11%.

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

In April 2021, the Company entered into an agreement pursuant to which a third lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase this line of credit to $600 million, and in April 2024 the maturity date was extended to October 10, 2025.

In March 2022, the Company entered into an agreement pursuant to which a fourth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In August 2024, the Company amended its agreement to extend the maturity date to August 7, 2025.

In May 2023, the Company entered into an agreement pursuant to which a fifth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company until May 31, 2024. In May 2024, the Company amended its agreement to extend the maturity date to August 15, 2025.

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of September 30, 2024 and December 31, 2023, the Company had zero and $555 million, respectively, outstanding under these Finance Receivable Facilities, unused capacity of $2.7 billion and $2.1 billion, respectively, and held $14 million and $8 million, respectively, in restricted cash related to these Finance Receivable Facilities. During the three months ended September 30, 2024, the Company's effective interest rate on these

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Finance Receivable Facilities was 7.04%. During the year ended December 31, 2023, the Company's effective interest rate on these Finance Receivable Facilities was 6.60%.

Long-Term Debt

Senior Secured Notes

The Company has issued various tranches of Senior Secured Notes (collectively, the "Senior Secured Notes") as further described below:

Senior Secured Notes	September 30, 2024	December 31, 2023	Year 1 PIK Interest Rate	Year 2 Cash/PIK Toggle Interest Rate	Thereafter Cash Interest Rate

	(in millions, except percentages)
Notes due December 1, 2028 (the "2028 Senior Secured Notes")	$732	$981	12%	9%/12%	9%
Notes due June 1, 2030 (the "2030 Senior Secured Notes")	1,660	1,471	13%	11%/13%	9%
Notes due June 1, 2031 (the "2031 Senior Secured Notes")	1,982	1,741	14%	--/14%	9%
Accrued PIK interest	35	185
Total principal amount	$4,409	$4,378
Less: unamortized debt issuance costs	(43)	(53)
Plus: unamortized premium	29	37
Total Senior Secured debt	$4,395	$4,362

Interest on each of the Senior Secured Notes is payable semi-annually on February 15 and August 15, beginning on February 15, 2024. On February 15, 2024 and as required by the indentures governing the Senior Secured Notes, the Company increased the principal amount of the 2028, 2030, and 2031 Senior Secured Notes in connection with the payment of interest in kind of $53 million, $88 million, and $111 million, respectively. On August 15, 2024 and as required by the indentures governing the Senior Secured Notes, the Company increased the principal amount of the 2028, 2030, and 2031 Senior Secured Notes in connection with the payment of interest in kind of $47 million, $101 million, and $130 million, respectively. Beginning on August 15, 2024, the Company is accruing PIK interest only on the 2031 Senior Secured Notes based on its intention to pay interest in cash for the 2028 and 2030 Senior Secured Notes at the next semi-annual payment date of February 15, 2025. Cash interest expense on the 2028 and 2030 Senior Secured Notes is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

During the three and nine months ended September 30, 2024, the Company repurchased $100 million and $350 million of principal amount of the 2028 Senior Secured Notes in the open market for $104 million and $363 million, respectively, which included $1 million and $8 million of accrued interest, respectively. The repurchased notes were cancelled upon receipt. The repurchases are treated as an extinguishment of debt, with any realized discount (premium) recognized as a gain (loss) on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations, net of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium. As a result of the repurchases, during the three

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
and nine months ended September 30, 2024, the Company recognized a net loss on debt extinguishment of $4 million and $6 million, respectively, which included less than $1 million and $1 million, respectively, of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium.

The Senior Secured Notes mature as specified in the table above unless earlier repurchased or redeemed and are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of the domestic restricted subsidiaries of the Company (other than, subject to certain exceptions, any subsidiary that constitutes an "immaterial subsidiary," "captive insurance subsidiary," "securitization subsidiary" or "permitted joint venture"). The Senior Secured Notes and the guarantees are secured by (i) second-priority liens on certain assets and property of the Company, pledged in favor of the Ally Parties under the Floor Plan Facility and (ii) first-priority liens on certain assets and property of the Company and the guarantors, as identified in the indentures to the Senior Secured Notes.

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

Senior Unsecured Notes

The Company has issued various tranches of Senior Unsecured Notes (the "Senior Unsecured Notes") each under a separate indenture, as further described below:

Senior Unsecured Notes	September 30, 2024	December 31, 2023	Interest Rate

	(in millions, except percentages)
Notes due October 1, 2025 ("2025 Senior Unsecured Notes")	$98	98	5.625%
Notes due April 15, 2027 ("2027 Senior Unsecured Notes")	32	32	5.500%
Notes due October 1, 2028 ("2028 Senior Unsecured Notes")	22	22	5.875%
Notes due September 1, 2029 ("2029 Senior Unsecured Notes")	26	26	4.875%
Notes due May 1, 2030 ("2030 Senior Unsecured Notes")	27	27	10.250%
Total principal amount	205	205
Less: unamortized debt issuance costs	(1)	(1)
Total Senior Unsecured debt	$204	$204

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

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of September 30, 2024, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of both September 30, 2024 and December 31, 2023, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $482 million, and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of September 30, 2024 and December 31, 2023, the Company had pledged $359 million and $293 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from October 2025 to September 2032. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $356 million and $290 million as of September 30, 2024 and December 31, 2023, respectively, of which $132 million and $108 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2024, the Company was in compliance with all debt covenants.

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

As of September 30, 2024 and December 31, 2023, there were 259 million and 250 million Class A Units, respectively, and 2 million Class B Units at both dates (as adjusted for the participation thresholds and closing price of Class A common stock on September 30, 2024 and December 31, 2023), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

At-the-Market Offering

On July 19, 2023, the Company entered into a distribution agreement with Citigroup Global Markets Inc. and Moelis & Company LLC to establish an ATM Program, and on July 31, 2024, the Company refreshed the ATM Program by entering into an Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC. Under the ATM Program, the Company may sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 35 million shares of Class A common stock, from time to time. The Company uses the net proceeds from the ATM Program to purchase Class A Units.

The following table summarizes the activity under the ATM Program for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions, except share and per share amounts)
Shares of Class A common stock issued	—	7,156,838	3,047,468	7,156,838
Weighted-average issuance price per share	$—	$46.94	$114.85	$46.94
Gross proceeds(1)	$—	$336	$350	$336

(1) Net proceeds were zero, $327 million, $347 million and $327 million, respectively, after deducting zero, $9 million, $3 million and $9 million, respectively, of commissions and other offering expenses incurred.

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

The exchanges affected pursuant to the Exchange Agreement during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
LLC Units exchanged by certain LLC Unitholders	5.9	0.0	6.0	0.0
Shares of Class B common stock retired	4.7	0.0	4.7	0.0
Newly issued Class A common stock	4.7	0.0	4.8	0.0
LLC Units received by Carvana Co.	5.9	0.0	6.0	0.0

Class A Non-Convertible Preferred Units

In accordance with the Carvana Group, LLC amended and restated LLC Agreement, and in connection with the issuance of Senior Secured Notes or Senior Unsecured Notes by Carvana Co., Carvana Group, LLC is authorized to issue Class A Non-Convertible Preferred Units to Carvana Co. In each case, the consideration for the capital contribution made or deemed to have been made by Carvana Co. is equal to the net proceeds of notes issuances. As of September 30, 2024 and December 31, 2023, Carvana Co. held 4.6 million and 4.4 million Class A Non-Convertible Preferred Units, respectively.

When Carvana Co. makes payments on the Senior Unsecured Notes and Senior Secured Notes (collectively the "Senior Notes"), Carvana Group makes an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit is canceled and retired. During the three and nine months ended September 30, 2024, the Company cancelled and retired 0.1 million and 0.35 million of Class A Non-Convertible Preferred Units, respectively, in conjunction with the repurchases of 2028 Senior Secured Notes as discussed in Note 9 — Debt Instruments. During the three and nine months ended September 30, 2023, the Company cancelled and retired 5.5 million of Class A Non-Convertible Preferred Units in conjunction with the exchange of a portion of its Senior Unsecured Notes for new Senior Secured Notes.

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

During the nine months ended September 30, 2024 and 2023, the total adjustments related to exchanges of LLC Units and to non-controlling interest related to restricted stock unit ("RSU") vesting and stock option ("NQSO") exercises were an increase and decrease in non-controlling interests and a corresponding decrease and increase in additional paid-in capital of $33 million and $1 million, respectively, which have been included in exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit). During the nine months ended September 30, 2024 and 2023, Carvana Co. utilized the net proceeds from its ATM Program to purchase Class A Units, which resulted in adjustments to increase non-controlling interests and to decrease additional paid-in capital by $155 million and $83 million, respectively, which have been included in adjustment to non-controlling interests related to equity offerings in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit).

As of September 30, 2024, Carvana Co. owned approximately 60.4% of Carvana Group with the LLC Unitholders owning the remaining 39.6%. The net income attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net income attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	Nine Months Ended September 30,
	2024	2023

	(in millions)
Transfers (to) from non-controlling interests:
Decrease as a result of issuances of Class A and B common stock	$(155)	$(83)
(Decrease) increase as a result of exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	$(33)	$1
Total transfers (to) from non-controlling interests	$(188)	$(82)

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Restricted Stock Units and Awards	$21	$16	$62	$48
Stock Options	6	4	16	12
Total equity-based compensation	27	20	78	60
Equity-based compensation capitalized to property and equipment	(2)	(2)	(7)	(7)
Equity-based compensation capitalized to inventory	(1)	—	(2)	(1)
Equity-based compensation, net of capitalized amounts	$24	$18	$69	$52

During each of the three months ended September 30, 2024 and 2023, the Company capitalized $2 million of equity-based compensation to property and equipment related to software development and $1 million and zero, respectively, to inventory related to reconditioning and inbound transportation of vehicles. During each of the nine months ended September 30, 2024 and 2023, the Company capitalized $7 million of equity-based compensation to property and equipment related to software development and $2 million and $1 million, respectively, to inventory related to reconditioning and inbound transportation of vehicles. All other equity-related compensation is included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2024, the total unrecognized equity-based compensation related to outstanding awards was $209 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). The number of shares authorized for issuance under the 2017 Incentive Plan is subject to an automatic annual increase (the "Automatic Increase") of the lesser of two percent of the Company's outstanding Class A common stock or an amount determined by the Compensation and Nominating Committee of the Board. On each of January 1, 2024 and 2023, the number of shares authorized for issuance under the 2017 Incentive Plan increased by two percent of the then outstanding Class A common stock under the Automatic Increase. As of September 30, 2024, 17 million shares remained available for future equity-based award grants under this plan.

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

During the nine months ended September 30, 2024 and 2023, the Company issued 6,136 and 20,127 shares of Class A common stock, respectively, and as of September 30, 2024, 372,228 shares remained available for future issuance. During the three and nine months ended September 30, 2024 and 2023, the Company recognized less than $1 million of equity-based compensation expense related to the ESPP in each period.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and nine months ended September 30, 2024 or 2023. As of September 30, 2024, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

NOTE 13 — NET EARNINGS PER SHARE

Basic and diluted net earnings per share is computed by dividing the net earnings attributable to Class A common stockholders by the weighted-average shares of Class A common stock outstanding during the period. Diluted net earnings per share is computed by giving effect to all potentially dilutive shares. Potentially dilutive shares have been excluded from the computation of diluted net earnings per share when their effect is anti-dilutive. Net earnings for all periods presented is attributable only to Class A common stockholders, due to no activity related to convertible preferred stock during those periods.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net earnings per share during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$148	$741	$245	$350
Net income (loss) attributable to non-controlling interests	63	(41)	114	(214)
Net income attributable to Carvana Co. Class A common stockholders - basic	$85	$782	$131	$564
Impact on net income of assumed conversions from LLC Units	—	(41)	—	(214)
Net income attributable to Carvana Co. Class A common stockholders - diluted	$85	$741	$131	$350

Denominator:
Weighted-average shares of Class A common stock outstanding	123,883	110,856	119,721	107,721
Nonvested weighted-average restricted stock awards	—	(12)	(2)	(29)
Weighted-average shares of Class A common stock outstanding - basic	123,883	110,844	119,719	107,692
Dilutive effect of Class A common shares:
Stock Options (1)	3,208	1,939	2,913	626
Restricted Stock Units and Awards (1)	6,464	7,203	6,621	4,015
Class A Units (2)	—	84,263	—	83,401
Class B Units (2)	—	1,709	—	1,390
Weighted-average shares of Class A common stock outstanding - diluted	133,555	205,958	129,253	197,124

Net earnings per share of Class A common stock - basic	$0.69	$7.05	$1.09	$5.24
Net earnings per share of Class A common stock - diluted	$0.64	$3.60	$1.01	$1.78

(1) Calculated using the treasury stock method, if dilutive
(2) Calculated using the if-converted stock method, if dilutive

Shares of Class B common stock do not share in the losses or income of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net earnings per share per share of Class B common stock under the two-class method has not been presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net earnings per share of Class A common stock for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Stock Options (1)	365	640	371	979
Restricted Stock Units and Awards (1)	5	650	41	1,822
Class A Units (2)	83,323	—	84,888	—
Class B Units (2)	1,815	—	1,797	—

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

As described in Note 10 — Stockholders' Equity (Deficit), the Company acquires LLC Units in connection with exchanges with LLC Unitholders. During the three months ended September 30, 2024 and 2023, the Company recognized a gross deferred tax asset of $168 million and less than $1 million, respectively, and $171 million and less than $1 million during the nine months ended September 30, 2024 and 2023, respectively, associated with the difference in basis in its investment in Carvana Group related to these acquisitions of LLC Units. Additionally, as described in Note 10 — Stockholders' Equity (Deficit), the Company issues shares under the ATM Program and utilizes the proceeds from the issuance of Class A common stock to purchase Class A Units in Carvana Group. During the three months ended September 30, 2024 and 2023, the Company recognized a gross deferred tax asset of zero and $21 million, respectively, and $23 million and $21 million during the nine months ended September 30, 2024 and 2023, respectively, associated with the difference in basis in its investment in Carvana Group related to these acquisitions of LLC Units.

During the nine months ended September 30, 2024, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a full valuation allowance against its deferred tax assets. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of September 30, 2024 and December 31, 2023, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended September 30, 2024 and 2023 was a benefit of 0.6% and an expense of 8.2%, respectively, and for the nine months ended September 30, 2024 and 2023 was a benefit of 0.4% and an expense of 7.1%, respectively.

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
As of September 30, 2024, the Company recorded a TRA liability of $37 million, of which $28 million is due to related parties. As of September 30, 2024, $14 million is included in other current liabilities and $23 million is included in other liabilities on the accompanying unaudited condensed consolidated balance sheets. For the remaining $1.9 billion TRA liability, as of September 30, 2024, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded an additional liability related to the tax savings it may realize from utilization of such deferred tax assets. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized in other expense (income), net within its consolidated statements of operations.

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

Operating Leases

As of September 30, 2024, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations, storage, parking and corporate offices. The initial terms expire at various dates between 2024 and 2038. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company leases and subleases certain of its real estate to third parties. Lease and sublease income for the three months ended September 30, 2024 and 2023 was $2 million and $1 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $5 million and $3 million, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$21	$26	$72	$82
Interest obligations under finance leases	3	4	10	14
Total finance lease costs	$24	$30	$82	$96

Operating leases:
Fixed lease costs to non-related parties	$15	$15	$45	$50
Fixed lease costs to related parties	1	1	3	3
Total operating lease costs	$16	$16	$48	$53

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$69	$80
Operating lease liabilities to related parties			$3	$4
Interest payments on finance lease liabilities			$10	$14

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$61	$91

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of September 30, 2024:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2024	$23	$1	$23	$24	$47
2025	85	4	96	100	185
2026	71	3	94	97	168
2027	34	3	87	90	124
2028	7	3	78	81	88
Thereafter	—	2	254	256	256
Total minimum lease payments	220	16	632	648	868
Less: amount representing interest	(17)	(3)	(152)	(155)	(172)
Total lease liabilities	$203	$13	$480	$493	$696

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

As of September 30, 2024 and December 31, 2023, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of September 30, 2024 and 2023 were as follows, excluding short-term operating leases:

	As of September 30,
	2024	2023
Weighted-average remaining lease terms (years)
Operating leases	7.4	7.9
Finance leases	2.8	3.7
Weighted-average discount rate
Operating leases	7.3%	7.1%
Finance leases	5.9%	5.9%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $20 million and $16 million as of September 30, 2024 and December 31, 2023, respectively, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The expense was $31 million and $23 million for the three months ended September 30, 2024 and 2023, respectively, and $84 million and $67 million for the nine months ended

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
September 30, 2024 and 2023, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $115 million in aggregate over the next five years, as of September 30, 2024. These purchase obligations are recorded as liabilities when the services are rendered.

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business for a publicly traded auto retail and e-commerce company. For example, the Company is currently a party to legal and regulatory disputes, including intellectual property disputes, putative class action lawsuits, and shareholder derivative lawsuits, alleging, among other things, patent infringement, the violation of federal securities and antitrust laws and state laws regarding consumer protection, stockholders' rights, and the titling and registration of vehicles sold to its customers. These disputes include, but are not limited to, Carvana, LLC v. IBM Corp., United States District Court for the Southern District of New York (Case No. 7:23-cv-08616-KMK-VR); In re Carvana Co. Securities Litigation, United States District Court for the District of Arizona (Case No. CV-22-2126-PHX-MTL); Dana Jennings, et al. v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 5:21-cv-05400-EGS); Syretta Harvin, et al. v. Carvana, LLC et al., United States District Court for the Eastern District of Pennsylvania (Case No. 2:23-cv-02068-MRP); and Michael Cribier v. Carvana, LLC, United States District Court for the Southern District of California (Case No. 3:24-cv-00094-DMS-JLB).

In re Carvana Co. Stockholders Litigation, Delaware Chancery Court (Case No. 2023-0600-KSJM) was dismissed in September 2024.

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

The Company believes the claims or counterclaims against the Company in these legal matters are not material or are without merit and intends to defend the matters vigorously. It is not possible to determine the probability of loss or estimate damages, if any, for any of the above matters, and therefore, the Company has not established reserves for any of these proceedings. If the Company determines that a loss is both probable and reasonably estimable, the Company will record a liability, and, if the liability is material, disclose the amount of the liability reserved. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on the Company's business, results of operations, financial condition or cash flows.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables are a summary of fair value measurements and hierarchy level at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$878	$878	$—	$—
Beneficial interests in securitizations	$463	$—	$—	$463
Purchase price adjustment receivables	$3	$—	$—	$3
Root Warrants	$32	$—	$—	$32

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$339	$339	$—	$—
Beneficial interests in securitizations	$366	$—	$—	$366
Purchase price adjustment receivables	$7	$—	$—	$7
Root Warrants	$5	$—	$—	$5

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

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of September 30, 2024 and December 31, 2023, the range of discount rates were 6.9% to 10.0% and 6.2% to 12.0%, respectively, and the weighted average of discount rates were 9.6% and 8.9%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers out of Level 3 during the three and nine months ended September 30, 2024 or 2023.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company sells certain of its beneficial interests in securitizations that are not required to be retained by the Risk Retention Rules. For the three months ended September 30, 2024, the Company did not sell any beneficial interests in securitizations. For the nine months ended September 30, 2024, the Company sold beneficial interests in securitizations for a purchase price totaling $9 million. For the three and nine months ended September 30, 2023, the Company sold beneficial interests in securitizations for a purchase price totaling zero and $8 million, respectively.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Opening Balance	$421	$335	$366	$321
Received in securitization transactions	86	68	228	160
Payments received	(45)	(39)	(137)	(114)
Change in fair value	1	7	15	12
Sales of beneficial interests	—	—	(9)	(8)
Ending Balance	$463	$371	$463	$371

Purchase Price Adjustment Receivables

The Company's purchase price adjustment receivables are carried at fair value and classified as other assets and other current assets in the accompanying unaudited condensed consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were losses of less than $1 million and $1 million during the three months ended September 30, 2024 and 2023, respectively, and gains of less than $1 million and $1 million during the nine months ended September 30, 2024 and 2023, respectively, and are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

Root Warrants

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million, which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through September 30, 2024.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were to be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Root Warrants"). On September 1, 2022, the integrated auto insurance solution, which embedded into the Company's e-commerce platform, was completed. The first tranche of Root Warrants, consisting of 2.4 million shares of Root's Class A common stock, became exercisable upon completion of the integrated solution, and is considered a derivative instrument. The second tranche of Root Warrants, consisting of 3.2 million shares of Root's Class A common stock, became exercisable on November 14, 2023,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
and the third tranche, consisting of 1.6 million shares of Root's Class A common stock, became exercisable on May 3, 2024. Both the second and third tranche of the Root Warrants became exercisable upon the achievement of certain insurance sales metrics through the integrated solution, and are considered derivative investments. The other tranches vest based on a combination of the arrival of certain dates and insurance product sales through the integrated solution, and are considered derivative instruments. The Company used a Monte Carlo simulation to estimate the fair value of these Root Warrants, which are classified as Level 3. Under this Monte Carlo simulation, the primary unobservable input utilized in determining the fair value of the Root Warrants was the expected volatility of Root's class A common stock, which was implied from the historical volatility of their stock. As of September 30, 2024 and 2023, the expected volatility utilized in the Monte Carlo simulation was 100% and 85%, respectively. At contract inception, the Company recognized an asset of $30 million for the Root Warrants and deferred revenue, classified in other assets and other liabilities, respectively in the accompanying unaudited condensed consolidated balance sheets. In 2022, the Company determined it was probable that the volume of insurance products required to earn the Root Warrants would be achieved and recorded an additional $75 million of Root Warrants and deferred revenue based on the contract inception date fair value as determined by the Monte Carlo simulation. The Root Warrants and deferred revenue are classified in other assets and other liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets. The deferred revenue is recognized over the expected contract performance period within other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

The following table presents changes in the Company's Level 3 Root Warrants measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Opening balance	$58	$1	$5	$2
Unrealized gain (loss)	(26)	4	27	3
Ending balance	$32	$5	$32	$5

In relation to the Root Warrants, the Company recognized a decrease in fair value of $26 million and an increase in fair value of $4 million during the three months ended September 30, 2024 and 2023, respectively, and increases in fair value of $27 million and $3 million during the nine months ended September 30, 2024 and 2023, respectively, which are included in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

Interest Rate Caps

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

The Company does not apply hedge accounting to the interest rate caps and records all mark-to-market adjustments directly to other expense (income), net in the accompanying unaudited condensed consolidated statements of operations. The fair value of the interest rate caps is categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
principles and available market data. For the three and nine months ended September 30, 2023, the Company recognized mark-to-market adjustments of $1 million and less than $1 million of expense, respectively, within other expense (income), net in the accompanying unaudited condensed consolidated statements of operations. The interest rate caps were terminated during the year ended December 31, 2023.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of notes payable and sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended September 30, 2024 and December 31, 2023. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023

	(in millions)
Carrying value, net of unamortized debt issuance costs, unamortized premium, and accrued PIK interest	$4,599	$4,566
Fair value	$5,102	$3,866

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023

	(in millions)
Carrying value	$553	$807
Fair value	$610	$854

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$85	$507
Cash payments for taxes	$4	$2
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$—	$2
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$35	$2
Property and equipment acquired under finance leases	$—	$46
Equity-based compensation expense capitalized to property and equipment	$7	$7
Fair value of beneficial interests received in securitization transactions	$228	$160
Reductions of beneficial interests in securitizations and associated long-term debt	$94	$82

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	September 30, 2024	December 31, 2023	September 30, 2023

	(in millions)
Cash and cash equivalents	$871	$530	$544
Restricted cash	61	64	72
Total cash, cash equivalents and restricted cash	$932	$594	$616

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

Our business combines a comprehensive online sales experience with a vertically integrated supply chain that allows us to sell high-quality vehicles to our customers transparently and efficiently at a low price. Using our website or mobile application, customers can complete all phases of a retail vehicle purchase transaction. Specifically, our online sales experience allows customers to:

•Purchase a retail vehicle.    As of September 30, 2024, we listed 45,974 total retail units on our website, where customers can select and purchase a vehicle, including arranging financing and signing contracts, directly from their desktop or mobile device. Selling vehicles to retail customers is the primary driver of our business. Selling retail vehicles generates revenue equal to the selling price of the vehicle, less an allowance for returns, and also enables multiple additional revenue streams, including the sale of finance receivables originated to finance the vehicle, vehicle service contracts ("VSCs"), GAP waiver coverage, other ancillary products, and trade-ins.

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

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have historically experienced rapid growth in sales through our website www.carvana.com. During the three months ended September 30, 2024, the number of vehicles we sold to retail customers increased by 34.2% to 108,651, compared to 80,987 in the three months ended September 30, 2023. During the nine months ended September 30, 2024, the number of vehicles we sold to retail customers increased by 27.5% to 301,969, compared to 236,757 in the nine months ended September 30, 2023.

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

We are simultaneously maintaining our focus on efficiency gains and other profitability initiatives, while continuing to invest in technology and infrastructure to support efficient growth in retail units sold. This includes continued investment in our vehicle acquisition, reconditioning and logistics network, as well as continued investment in product development and engineering to deliver customers a best-in-class experience.

Markets and Population Coverage

As of September 30, 2024, we have established a logistics network and local marketing presence in 316 metropolitan areas and have purchased, reconditioned, sold, and delivered over 2.0 million retail vehicles since the launch of our first market in January 2013. As of September 30, 2024, our 316 markets serviced 81.1% of the U.S. population. We calculate our population coverage as the population in our open markets at the end of the period as a percentage of the total metropolitan statistical area ("MSA") population in the U.S., based on 2015 data from the U.S. Census Bureau. Our hub and spoke market approach allows us to focus on serving our markets and providing the best possible car buying and selling experience to our customers at a low, transparent cost. Our established logistics network and ability to service customers within our markets by delivering or picking up any car on Carvana-branded haulers allow us to provide a low-cost, simple car buying and selling experience. We continually evaluate consumer demand and our operational capacity to determine our market development strategy.

Revenue and Gross Profit

We generate revenue on retail units sold from four primary sources: the sale of the retail vehicles, wholesale sales of vehicles we acquire from customers, including sales through our wholesale marketplace, gains on the sales of loans originated to finance the vehicles, and sales of ancillary products such as VSCs and GAP waiver coverage.

Our largest source of revenue, retail vehicle sales, totaled $2.5 billion and $1.9 billion during the three months ended September 30, 2024 and 2023, respectively, and $7.1 billion and $5.7 billion during the nine months ended September 30, 2024 and 2023, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale.

Wholesale sales and revenues includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. We also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $786 million and $610 million during the three months ended September 30, 2024 and 2023, respectively, and $2.2 billion and $2.0 billion during the nine months ended September 30, 2024 and 2023, respectively. We generally expect wholesale sales to trend proportionately with retail units sold through trade-ins and from customers who wish to sell us a car independent of a retail sale and with the movement of wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate and sales commissions on ancillary products such as VSCs, GAP waiver coverage, and auto insurance totaled $326 million and $214 million during the three months ended September 30, 2024 and 2023, respectively and $834 million and $605 million during the nine months ended September 30, 2024 and 2023, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and ancillary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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

•Leverage existing inspection and reconditioning infrastructure. As we scale, we intend to more fully utilize the capacity at our existing IRCs and auction locations, which collectively have capacity to inspect and recondition more than 1 million vehicles per year at full utilization.

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

Seasonality

Retail and wholesale used vehicle sales generally exhibit seasonality with sales peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our historical rapid growth and continuing growth in the current year, our overall sales patterns in the past have not always reflected the general seasonality of the used vehicle industry. However, as our business and markets have continued to mature, our results have become more reflective of typical market seasonality. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. We expect to experience seasonal and other fluctuations in our quarterly operating results, including as a result of macroeconomic conditions, which may not fully reflect the underlying performance of our business.

Investment in Growth

For the past several quarters we have been and continue to be focused on driving fundamental gains in gross profit per unit and operational efficiency, flexibility, and scalability through process and technology improvements to increase profitability and provide a strong foundation for profitable growth. As we continue targeting initiatives aimed at improving efficiencies, we are simultaneously investing in the profitable expansion of our business. While we intend to become increasingly efficient over time, we also anticipate that our operating expenses will increase as we return to growth and continue to expand our logistics network, increase our advertising spending, and serve more of the U.S. population. There is no guarantee that we will be able to realize the desired return on our investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retail units sold	108,651	80,987	301,969	236,757
Average monthly unique visitors (in thousands)	17,321	16,436	17,518	16,119
Total website units	45,974	34,090	45,974	34,090
Total gross profit per unit	$7,427	$5,952	$6,998	$5,583
Total gross profit per unit, non-GAAP	$7,685	$6,396	$7,302	$6,065

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

Average Monthly Unique Visitors

We define a monthly unique visitor as an individual who has visited our website or iOS/Android application within a calendar month, based on data provided by Google Analytics. We calculate average monthly unique visitors as the sum of monthly unique visitors in a given period, divided by the number of months in that period. We view average monthly unique visitors as a key indicator of the strength of our brand, the effectiveness of our advertising and merchandising campaigns, and consumer awareness of our brand. During the three months ended June 30, 2024, the methodology used by Google Analytics to count unique visitors changed to include individuals visiting our iOS/Android application, in addition to those visiting our website. We believe this change allows us to more accurately calculate and reflect average monthly unique visitors. To conform to current period presentation, we have recast average monthly unique visitors for the three and nine months ended September 30, 2023 and three months ended March 31, 2024. The change in measurement methodology resulted in 8.1% and 8.8% more average monthly unique visitors for the three and nine months ended September 30, 2023, respectively, and 4.2% more average monthly unique visitors for the three months ended March 31, 2024, compared to previously reported numbers.

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

Retail vehicle sales also include shipping and delivery fees and service revenue from retail marketplace transactions, which are retail vehicles sold to customers on consignment from our partners. As we are the agent in retail marketplace transactions, we recognize revenue on the sale of the vehicle on a net basis, rather than recognizing the full amount of the vehicle sales price as revenue. As a result, an increase in retail marketplace units sold as a percent of total retail units sold would lead to a decrease in retail revenue per unit sold, and vice versa, other things being equal.

The number of retail vehicles we sell depends on the volume of traffic to our website, our population coverage, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customers' purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general macroeconomic and used car industry conditions. On a quarterly basis, the number of retail vehicles we sell is also affected by seasonality, with demand for retail vehicles generally reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of retail vehicle sales generally expected to occur in the fourth calendar quarter. In 2023, heightened inflation and rising interest rates resulted in lower demand for used vehicles. Heightened inflation and interest rates persisted during the first three months of 2024, and, to a lesser extent, during the second and third quarters of 2024, but were outweighed by seasonal demand associated with the timing of tax refunds and certain of our initiatives focused on growth in retail units sold.

Our revenue per retail unit depends on macroeconomic and used car industry conditions, the mix of vehicles we acquire, retail prices in our markets, our pricing strategy, and our average days to sale. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to revenue per retail unit increasing or decreasing. We also generally expect lower average days to sale to be associated with higher retail revenue per retail unit due to decreased vehicle depreciation prior to sale, all other factors being equal.

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

Retail Vehicle Gross Profit

Retail vehicle gross profit is the retail vehicle sales minus our costs of sales associated with vehicles that we list and sell on our website. Retail vehicle gross profit per unit is our aggregate retail vehicle gross profit in any measurement period divided by the number of retail units sold in that period.

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

	(dollars in millions, except per unit amounts)			(in millions, except unit and per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$2,543	$1,949	30.5%	$7,129	$5,737	24.3%
Wholesale sales and revenues (1)	786	610	28.9%	2,163	2,005	7.9%
Other sales and revenues (2)	326	214	52.3%	834	605	37.9%
Total net sales and operating revenues	$3,655	$2,773	31.8%	$10,126	$8,347	21.3%
Gross profit:
Retail vehicle gross profit	$380	$218	74.3%	$1,010	$532	89.8%
Wholesale gross profit (1)	101	50	102.0%	269	185	45.4%
Other gross profit (2)	326	214	52.3%	834	605	37.9%
Total gross profit	$807	$482	67.4%	$2,113	$1,322	59.8%
Unit sales information:
Retail vehicle unit sales	108,651	80,987	34.2%	301,969	236,757	27.5%
Wholesale vehicle unit sales	56,487	40,886	38.2%	151,010	122,449	23.3%
Per unit revenue:
Retail vehicles	$23,405	$24,066	(2.7)%	$23,608	$24,232	(2.6)%
Wholesale vehicles (3)	$9,861	$9,612	2.6%	$9,688	$11,058	(12.4)%
Per retail unit gross profit:
Retail vehicle gross profit	$3,497	$2,692	29.9%	$3,345	$2,247	48.9%
Wholesale gross profit	930	618	50.5%	891	781	14.1%
Other gross profit	3,000	2,642	13.6%	2,762	2,555	8.1%
Total gross profit	$7,427	$5,952	24.8%	$6,998	$5,583	25.3%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (4)	$1,080	$685	57.7%	$1,026	$906	13.2%
Wholesale marketplace:
Wholesale marketplace units sold	234,361	221,368	5.9%	724,143	662,830	9.3%
Wholesale marketplace revenues	$229	$217	5.5%	$700	$651	7.5%
Wholesale marketplace gross profit (5)	$40	$22	81.8%	$114	$74	54.1%

(1) Includes $7, $4, $21 and $14, respectively, of wholesale sales and revenues from related parties.
(2) Includes $52, $35, $141 and $104, respectively, of other sales and revenues from related parties.
(3) Excludes wholesale marketplace revenues and wholesale marketplace units sold.
(4) Excludes wholesale marketplace gross profit and wholesale marketplace units sold.
(5) Includes $20, $25, $67 and $77, respectively, of depreciation and amortization expense.

Retail Vehicle Sales

Three months ended September 30, 2024 versus 2023. Retail vehicle sales increased by $594 million to $2.5 billion during the three months ended September 30, 2024, compared to $1.9 billion during the three months ended September 30, 2023. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 108,651 from 80,987 during the three months ended September 30, 2024 and 2023, respectively, partially offset by a decrease in retail revenue per retail unit sold to $23,405 in the three months ended September 30, 2024 from $24,066 in the prior year, due primarily to higher overall depreciation in the used vehicle market, partially offset by faster turn times and vehicle mix, compared to the three months ended September 30, 2023.

Nine months ended September 30, 2024 versus 2023. Retail vehicle sales increased by $1.4 billion to $7.1 billion during the nine months ended September 30, 2024, compared to $5.7 billion during the nine months ended September 30, 2023. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 301,969 from 236,757 during the nine months ended September 30, 2024 and 2023, respectively, partially offset by a decrease in retail revenue per retail unit sold to $23,608 in the nine months ended September 30, 2024 from $24,232 in the prior year, due primarily to higher overall depreciation in the used vehicle market, partially offset by faster turn times and vehicle mix, compared to the nine months ended September 30, 2023.

Wholesale Sales and Revenues

Three months ended September 30, 2024 versus 2023. Wholesale sales and revenues increased by $176 million to $786 million during the three months ended September 30, 2024, compared to $610 million during the three months ended September 30, 2023. The increase in revenue was primarily due to an increase in the number of wholesale units sold to 56,487 from 40,886 during the three months ended September 30, 2024 and 2023, respectively, along with an increase in the wholesale revenue per wholesale unit sold to $9,861 during the three months ended September 30, 2024 from $9,612 during the three months ended September 30, 2023. Additionally, wholesale marketplace revenues were higher during the three months ended September 30, 2024 at $229 million, compared to $217 million during the three months ended September 30, 2023, primarily due to an increase in the number of wholesale marketplace units sold to 234,361 from 221,368 during the three months ended September 30, 2024 and 2023, respectively.

Nine months ended September 30, 2024 Versus 2023. Wholesale sales and revenues increased by $158 million to $2.2 billion during the nine months ended September 30, 2024, compared to $2.0 billion during the nine months ended September 30, 2023. The increase in revenue was primarily due to an increase in the number of wholesale units sold to 151,010 from 122,449 during the nine months ended September 30, 2024 and 2023, respectively. This increase was partially offset by higher overall depreciation in the wholesale vehicle market as the wholesale revenue per wholesale unit sold decreased to $9,688 during the nine months ended September 30, 2024 from $11,058 during the nine months ended September 30, 2023. Additionally, wholesale marketplace revenues were higher during the nine months ended September 30, 2024 at $700 million, compared to $651 million during the nine months ended September 30, 2023, primarily due to an increase in the number of wholesale marketplace units sold to 724,143 from 662,830 during the nine months ended September 30, 2024 and 2023, respectively.

Other Sales and Revenues

Three months ended September 30, 2024 versus 2023. Other sales and revenues increased by $112 million to $326 million during the three months ended September 30, 2024, compared to $214 million during the three months ended September 30, 2023. The increase was primarily due to an increase in gain on loan sales as a result of more loans sold, higher loan sale spreads, increased retail units sold, and higher interest income due to higher levels of finance receivables held for sale during the three months ended September 30, 2024.

Nine months ended September 30, 2024 versus 2023. Other sales and revenues increased by $229 million to $834 million during the nine months ended September 30, 2024, compared to $605 million during the nine months ended September 30, 2023. The increase was primarily due to an increase in gain on loan sales as a result of more loans sold, higher loan sale spreads, and increased retail units sold during the nine months ended September 30, 2024.

Retail Vehicle Gross Profit

Three months ended September 30, 2024 versus 2023. Retail vehicle gross profit increased by $162 million to $380 million during the three months ended September 30, 2024, compared to $218 million during the three months ended September 30, 2023. This increase was driven primarily by an increase in retail vehicle gross profit per unit to $3,497 for the three months ended September 30, 2024, compared to $2,692 for the three months ended September 30, 2023. The per unit increase was primarily driven by lower average days to sale, lower vehicle acquisition costs relative to sales prices, and lower reconditioning and inbound transport costs on retail vehicles sold during the three months ended September 30, 2024.

Nine months ended September 30, 2024 Versus 2023. Retail vehicle gross profit increased by $478 million to $1.0 billion during the nine months ended September 30, 2024, compared to $532 million during the nine months ended September 30, 2023. This increase was driven primarily by an increase in retail vehicle gross profit per unit to $3,345 for the nine months ended September 30, 2024, compared to $2,247 for the nine months ended September 30, 2023. The per unit increase was primarily driven by lower average days to sale, lower vehicle acquisition costs relative to sales prices, and lower reconditioning and inbound transport costs on retail vehicles sold during the nine months ended September 30, 2024.

Wholesale Gross Profit

Three months ended September 30, 2024 versus 2023. Wholesale gross profit increased by $51 million to $101 million during the three months ended September 30, 2024, compared to $50 million during the three months ended September 30, 2023. This increase was primarily driven by an increase in wholesale units sold to 56,487 from 40,886 for the three months ended September 30, 2024 and 2023, respectively, along with an increase in wholesale vehicle gross profit per wholesale unit to $1,080 from $685, respectively. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in wholesale vehicle gross profit per wholesale unit was primarily a result of lower vehicle acquisition costs relative to sales prices during the three months ended September 30, 2024. Additionally, the increase was driven by an increase in wholesale marketplace gross profit by $18 million to $40 million during the three months ended September 30, 2024, compared to $22 million for the three months ended September 30, 2023, due to an increase in the number of wholesale marketplace units sold to 234,361 from 221,368 during the three months ended September 30, 2024 and 2023, respectively.

Nine months ended September 30, 2024 versus 2023. Wholesale gross profit increased by $84 million to $269 million during the nine months ended September 30, 2024, compared to $185 million during the nine months ended September 30, 2023. This increase was primarily driven by an increase in wholesale units sold to 151,010 from 122,449 for the nine months ended September 30, 2024 and 2023, respectively, along with an increase in wholesale vehicle gross profit per wholesale unit to $1,026 from $906, respectively. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in wholesale vehicle gross profit per wholesale unit was primarily a result of lower vehicle acquisition costs relative to sales prices during the nine months ended September 30, 2024. Additionally, the increase was driven by an increase in wholesale marketplace gross profit by $40 million to $114 million during the nine months ended September 30, 2024, compared to $74 million for the nine months ended September 30, 2023, due to an increase in the number of wholesale marketplace units sold to 724,143 from 662,830 during the nine months ended September 30, 2024 and 2023, respectively.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Compensation and benefits (1)	$175	$160	$516	$499
Advertising	56	56	165	169
Market occupancy (2)	17	16	52	55
Logistics (3)	29	29	86	93
Other (4)	192	172	561	541
Total	$469	$433	$1,380	$1,357

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

Selling, general and administrative expenses increased by $36 million to $469 million during the three months ended September 30, 2024, compared to $433 million during the three months ended September 30, 2023, primarily due to higher employee headcount and other SG&A expenses, primarily associated with higher retail units sold. Selling, general and administrative expenses increased by $23 million to $1.38 billion during the nine months ended September 30, 2024, compared to $1.36 billion during the nine months ended September 30, 2023, primarily due to higher employee headcount and other SG&A expenses, primarily associated with higher retail units sold.

Other Operating Expense, Net

Other operating expense, net was $1 million for each of the three months ended September 30, 2024 and 2023, and $3 million and $7 million for the nine months ended September 30, 2024 and 2023. The decrease in other operating expense, net during the nine months ended September 30, 2024 was due to lower disposals of long-lived assets as compared to the nine months ended September 30, 2023.

Loss (Gain) On Debt Extinguishment

Loss on debt extinguishment was $4 million during the three months ended September 30, 2024 due to the repurchase of $100 million of 2028 Senior Secured Notes in the open market for $104 million. Loss on debt extinguishment was $6 million during the nine months ended September 30, 2024 due to the repurchase of $350 million of 2028 Senior Secured Notes in the open market for $363 million, which included $8 million of accrued interest and $1 million in pro-rata write-offs of unamortized debt issuance costs and unamortized premium. Gain on debt extinguishment was $878 million during the three and nine months ended September 30, 2023 primarily due to the exchange of $5.5 billion in principal of Senior Unsecured Notes for $4.2 billion in principal of Senior Secured Notes and $341 million in cash, along with the write off of $66 million of debt issuance costs and a $40 million deferred premium on a portion of the Senior Secured Notes.

Interest Expense

Interest expense increased by $4 million and $36 million during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively, primarily due to increased PIK interest on the

Senior Secured Notes, partially offset by lower interest on the Senior Unsecured Notes, floor plan facility, and finance receivable facilities.

Other Expense (Income), Net

Other expense (income), net was an expense of $29 million during the three months ended September 30, 2024 and was primarily due to a $26 million decrease in the fair value of Root Warrants and a $4 million TRA expense, compared to an expense of $3 million during the three months ended September 30, 2023 which was primarily due to a $14 million TRA expense, partially offset by a $7 million increase in the fair value of our beneficial interests in securitizations and a $3 million increase in the fair value of Root Warrants. Other expense (income), net was an income of $23 million during the nine months ended September 30, 2024 and was primarily due to a $27 million increase in the fair value of Root Warrants and a $15 million increase in the fair value of our beneficial interests in securitizations, partially offset by a $23 million TRA expense, compared to an income of $8 million during the nine months ended September 30, 2023 which was primarily due to a $12 million increase in the fair value of our beneficial interests in securitizations and a $3 million increase in the fair value of Root Warrants, partially offset by a $14 million TRA expense.

Income Tax (Benefit) Provision

Income tax (benefit) provision changed by $30 million to a benefit of $1 million during the three months ended September 30, 2024, compared to a provision of $29 million during the three months ended September 30, 2023. Income tax (benefit) provision changed by $28 million to a benefit of $1 million during the nine months ended September 30, 2024, compared to a provision of $27 million during the nine months ended September 30, 2023. The changes were primarily due to the income tax expense related to the cancellation of debt income recognized on the exchange of $5.5 billion in principal of Senior Unsecured Notes for $4.2 billion in principal of Senior Secured Notes and $341 million in cash during the three months ended September 30, 2023.

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

Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A expenses, non-GAAP; and Total SG&A expenses per retail unit, non-GAAP

Adjusted EBITDA; Adjusted EBITDA margin; Gross profit, non-GAAP; Total gross profit per retail unit, non-GAAP; SG&A expenses, non-GAAP; and Total SG&A expenses per retail unit, non-GAAP are supplemental measures of operating performance that do not represent and should not be considered an alternative to net income, gross profit, or SG&A expenses, as determined by GAAP.

Adjusted EBITDA is defined as net income plus income tax (benefit) provision, interest expense, other operating expense, net, other expense (income), net, depreciation and amortization expense in cost of sales and SG&A expenses, share-based compensation expense in cost of sales and SG&A expenses, loss on debt extinguishment, and restructuring expense in SG&A expenses, minus revenue related to our Root Warrants and gain on debt extinguishment. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of total revenues.

Gross profit, non-GAAP is defined as GAAP gross profit plus depreciation and amortization expense in cost of sales and share-based compensation expense in cost of sales, minus revenue related to our Root Warrants. Total gross profit per retail unit, non-GAAP is Gross profit, non-GAAP divided by retail vehicle unit sales.

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

A reconciliation of Adjusted EBITDA to net income, Gross profit, non-GAAP to gross profit, and SG&A expenses, non-GAAP to SG&A expenses, which are the most directly comparable GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A expenses per retail unit, non-GAAP is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in millions, except per unit amounts)
Net income	$148	$741	$245	$350
Income tax (benefit) provision	(1)	29	(1)	27
Interest expense	157	153	503	467
Other operating expense, net	1	1	3	7
Other expense (income), net	29	3	(23)	(8)
Depreciation and amortization expense in cost of sales	33	42	107	130
Depreciation and amortization expense in SG&A expenses	40	45	124	140
Share-based compensation expense in cost of sales	1	—	1	—
Share-based compensation expense in SG&A expenses	23	18	70	53
Root warrant revenue	(6)	(6)	(16)	(16)
Loss (Gain) on debt extinguishment	4	(878)	6	(878)
Restructuring expense	—	—	—	7
Adjusted EBITDA	$429	$148	$1,019	$279

Total revenues	$3,655	$2,773	$10,126	$8,347
Net income margin	4.0%	26.7%	2.4%	4.2%
Adjusted EBITDA margin	11.7%	5.3%	10.1%	3.3%

Gross profit	$807	$482	$2,113	$1,322
Depreciation and amortization expense in cost of sales	33	42	107	130
Share-based compensation expense in cost of sales	1	—	1	—
Root warrant revenue	(6)	(6)	(16)	(16)
Gross profit, non-GAAP	$835	$518	$2,205	$1,436

Retail vehicle unit sales	108,651	80,987	301,969	236,757
Total gross profit per retail unit	$7,427	$5,952	$6,998	$5,583
Total gross profit per retail unit, non-GAAP	$7,685	$6,396	$7,302	$6,065

SG&A expenses	$469	$433	$1,380	$1,357
Depreciation and amortization expense in SG&A expenses	40	45	124	140
Share-based compensation expense in SG&A expenses	23	18	70	53
Restructuring expense in SG&A expenses	—	—	—	7
SG&A expenses, non-GAAP	$406	$370	$1,186	$1,157

Retail vehicle unit sales	108,651	80,987	301,969	236,757
Total SG&A expenses per retail unit	$4,317	$5,347	$4,570	$5,732
Total SG&A expenses per retail unit, non-GAAP	$3,737	$4,569	$3,928	$4,887

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

Finally, subject to the restrictions in the indentures governing the Senior Secured Notes, we or our affiliates have and may again, at any time, and from time to time, repurchase portions of our Class A common stock, our Senior Unsecured Notes, our Senior Secured Notes, or any other securities we may issue, from time to time, in open market transactions, privately negotiated transactions, in exchange for property or other securities or otherwise. During the three and nine months ended September 30, 2024, we repurchased and cancelled $100 million and $350 million of principal amount of 2028 Senior Secured Notes, respectively. Any additional repurchase decisions will be made after consideration of market conditions and liquidity needs and will be upon such terms and at such prices as we determine appropriate. However, there is no guarantee that a repurchase will take place.

Liquidity Resources

We had the following committed liquidity resources, secured debt capacity, and other unpledged assets available as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(in millions)
Cash and cash equivalents	$871	$530
Availability under short-term revolving facilities (1)	1,522	1,006
Committed liquidity resources available	$2,393	$1,536
Super senior debt capacity	1,500	1,262
Pari passu senior debt capacity	425	250
Unpledged beneficial interests in securitizations	104	80
Total liquidity resources	$4,422	$3,128

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

As of September 30, 2024 and December 31, 2023, the short-term revolving facilities had a total commitment of $4.2 billion each, an outstanding balance of $76 million and $668 million, respectively, and unused capacity of $4.1 billion and $3.5 billion, respectively.

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

As of September 30, 2024 and December 31, 2023, our outstanding principal amount of indebtedness was $5.5 billion and $6.0 billion, respectively, summarized in the table below. See Note 9 — Debt Instruments included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt.

	September 30, 2024	December 31, 2023

	(in millions)
Asset-Based Financing:
Floor plan facility	$76	$113
Finance receivable facilities	—	555
Financing of beneficial interests in securitizations	359	293
Real estate financing	485	485
Total asset-based financing	920	1,446
Senior Secured Notes (1)	4,409	4,378
Senior Unsecured Notes	205	205
Total debt	5,534	6,029
Less: current portion	(209)	(777)
Less: unamortized debt issuance costs (2)	(50)	(60)
Plus: unamortized premium (3)	29	37
Total included in long-term debt, net	$5,304	$5,229

(1) Includes $35 million and $185 million of accrued paid-in-kind ("PIK") interest as of September 30, 2024 and December 31, 2023, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.
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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	(in millions)
Net cash provided by operating activities	$858	$1,042
Net cash (used in) provided by investing activities	(6)	22
Net cash used in financing activities	(514)	(1,076)
Net increase (decrease) in cash, cash equivalents and restricted cash	338	(12)
Cash, cash equivalents and restricted cash at beginning of period	594	628
Cash, cash equivalents and restricted cash at end of period	$932	$616

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and cash used to acquire customers. Cash provided by operating activities was $858 million and $1.0 billion during the nine months ended September 30, 2024 and 2023, respectively, a decrease in cash provided by operating activities of $184 million, primarily due to increased vehicle inventory acquisitions and a lower ratio of finance receivables sold relative to originations of finance receivables, partially offset by a reduction in interest paid due to PIK interest on the Senior Secured Notes during the nine months ended September 30, 2024.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment. Cash used in investing activities was $6 million and cash provided by investing activities was $22 million during the nine months ended September 30, 2024 and 2023, respectively, a decrease in cash provided by investing activities of $28 million, primarily driven by lower proceeds received from the sale of property and equipment, partially offset by increased principal payments received on and proceeds from the sale of beneficial interests in securitizations during the nine months ended September 30, 2024.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including proceeds from and payments on our short-term revolving facilities. Cash used in financing activities was $514 million and $1.1 billion during the nine months ended September 30, 2024 and 2023, respectively, a decrease in cash used in financing activities of $562 million, primarily driven by lower payments on short-term revolving facilities relative to borrowings, partially offset by lower net proceeds from the "at-the-market offering" program during the nine months ended September 30, 2024.

Contractual Obligations and Commitments

As of September 30, 2024, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 22, 2024.

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

•trends or expectations regarding inventory;

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended September 30, 2024, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged 5.9 million LLC Units for 4.7 million newly issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections

On September 10, 2024, after completion of all sales under his previous trading plan and its resulting expiration, Ira Platt, a member of the Company's board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Platt's 10b5-1 Plan provides for the potential sale of up to 25,000 shares of Class A common stock, including shares obtained from the conversion of Carvana Group, LLC Class B common units, between the first potential sale date on December 10, 2024 and the expiration of the 10b5-1 Plan on September 1, 2026.

On August 5, 2024, Mark Jenkins, the Company's Chief Financial Officer, terminated his previously disclosed 10b5-1 Plan, entered into on December 15, 2023. On the same date Mr. Jenkins entered into a new 10b5-1 Plan, providing for the potential sale of up to 824,417 shares of Class A common stock, including shares obtained from the exercise of vested stock options covered by the 10b5-1 Plan and obtained from the conversion of Carvana Group, LLC Class B common units into shares of Class A common stock, between the first potential sale date on November 4, 2024 and the expiration of the 10b5-1 Plan on December 31, 2026.

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
10.1
Amended and Restated Distribution Agreement, dated as of July 31, 2024, by and among Carvana Co. and Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC as sales agents (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024).

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

Date:	October 30, 2024	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)