Form 10-Q
period 2025-03-31
CARVANA CO.
filed 2025-05-07
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 5, 2025, the registrant had 135,023,435 shares of Class A common stock outstanding and 79,119,471 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,858	$1,716
Restricted cash	46	44
Accounts receivable, net	369	303
Finance receivables held for sale, net	737	612
Vehicle inventory	1,503	1,608
Beneficial interests in securitizations	475	464
Other current assets, including $4 and $4, respectively, due from related parties	149	122
Total current assets	5,137	4,869
Property and equipment, net	2,743	2,773
Operating lease right-of-use assets, including $8 and $13, respectively, from leases with related parties	430	440
Intangible assets, net	35	34
Goodwill	2	—
Other assets	531	368
Total assets	$8,878	$8,484
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $22 and $17, respectively, due to related parties	$836	$856
Short-term revolving facilities	64	67
Current portion of long-term debt	308	309
Other current liabilities, including $37 and $16, respectively, due to related parties	139	106
Total current liabilities	1,347	1,338
Long-term debt, excluding current portion	5,269	5,256
Operating lease liabilities, excluding current portion, including $6 and $10, respectively, from leases with related parties	402	414
Other liabilities, including $42 and $48, respectively, due to related parties	87	101
Total liabilities	7,105	7,109
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of each of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 134,399 and 133,271 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 79,119 shares issued and outstanding as of each of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	2,704	2,676
Accumulated deficit	(1,200)	(1,416)
Total stockholders' equity attributable to Carvana Co.	1,504	1,260
Non-controlling interests	269	115
Total stockholders' equity	1,773	1,375
Total liabilities & stockholders' equity	$8,878	$8,484
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended March 31,
	2025	2024
Sales and operating revenues:
Retail vehicle sales, net	$2,980	$2,175
Wholesale sales and revenues, including $8 and $7, respectively, from related parties	863	657
Other sales and revenues, including $72 and $42, respectively, from related parties	389	229
Net sales and operating revenues	4,232	3,061
Cost of sales, including $1 and $1, respectively, to related parties	3,303	2,470
Gross profit	929	591
Selling, general and administrative expenses, including $7 and $7, respectively, to related parties	535	456
Other operating expense, net	—	1
Operating income	394	134
Interest expense, net	139	173
Loss on debt extinguishment	2	—
Other income, net	(122)	(87)
Net income before income taxes	375	48
Income tax provision (benefit)	2	(1)
Net income	373	49
Net income attributable to non-controlling interests	157	21
Net income attributable to Carvana Co.	$216	$28

Net earnings per share of Class A common stock - basic	$1.61	$0.24
Net earnings per share of Class A common stock - diluted	$1.51	$0.23

Weighted-average shares of Class A common stock outstanding - basic	134,058	116,298
Weighted-average shares of Class A common stock outstanding - diluted	142,587	212,239

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

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2024	133,271	$—	79,119	$—	$2,676	$(1,416)	$115	$1,375
Net income	—	—	—	—	—	216	157	373
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	55	—	—	—	1	—	(1)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	(2)	(2)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	3	—	—	3
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(3)	—	—	(3)
Issuance of Class A common stock to settle vested restricted stock units	926	—	—	—	—	—	—	—
Restricted stock surrendered in lieu of withholding taxes	—	—	—	—	(4)	—	—	(4)
Options exercised	147	—	—	—	5	—	—	5
Equity-based compensation	—	—	—	—	26	—	—	26
Balance, March 31, 2025	134,399	$—	79,119	$—	$2,704	$(1,200)	$269	$1,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$373	$49
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	73	82
Equity-based compensation expense	23	22
Loss on disposal of property and equipment	1	1
Loss on debt extinguishment	2	—
Payment-in-kind interest expense	72	142
Provision for bad debt and valuation allowance	5	8
Amortization of debt issuance costs	2	5
Unrealized gain on warrants to acquire Root Class A common stock	(158)	(75)
Unrealized gain on beneficial interests in securitizations	(3)	(9)
Changes in finance receivable related assets:
Originations of finance receivables	(2,660)	(1,846)
Proceeds from sale of finance receivables, net	2,699	1,825
Gain on loan sales	(273)	(144)
Principal payments received on finance receivables held for sale	48	39
Other changes in assets and liabilities:
Vehicle inventory	114	(14)
Accounts receivable	(68)	(87)
Other assets	(32)	(4)
Accounts payable and accrued liabilities	(20)	109
Operating lease right-of-use assets	10	8
Operating lease liabilities	(10)	(6)
Other liabilities	34	(4)
Net cash provided by operating activities	232	101
Cash Flows from Investing Activities:
Purchases of property and equipment	(27)	(18)
Proceeds from disposal of property and equipment	1	5
Payments for acquisitions, net of cash acquired	(24)	—
Principal payments received on and proceeds from sale of beneficial interests	15	20
Net cash (used in) provided by investing activities	(35)	7
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	567	839
Payments on short-term revolving facilities	(570)	(1,232)
Proceeds from issuance of long-term debt	46	42
Payments on long-term debt	(77)	(23)
Payments of debt issuance costs	(1)	(1)
Payments of tax made on behalf of non-controlling members	(2)	—
Tax receivable agreement payments	(17)	—
Proceeds from equity-based compensation plans	5	—
Tax withholdings related to restricted stock units	(4)	—
Net cash used in financing activities	(53)	(375)
Net increase (decrease) in cash, cash equivalents and restricted cash	144	(267)
Cash, cash equivalents, and restricted cash at beginning of period	1,760	594
Cash, cash equivalents, and restricted cash at end of period	$1,904	$327
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

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of March 31, 2025, Carvana Co. owned approximately 62.5% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 37.5%.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company's most recent Annual Report on Form 10-K filed on February 19, 2025.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2025, results of operations and changes in stockholders' equity (deficit) for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary. All intercompany balances and transactions have been eliminated.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Liquidity

The Company has incurred losses in prior periods and may incur additional losses in the future as it continues to focus on driving profitable growth through operating efficiency. Historically, the Company's capital and liquidity needs have been primarily satisfied through its debt and equity financings, operating cash flows, and short-term revolving facilities. During the three months ended March 31, 2025, the Company (i) repurchased and cancelled $52 million of principal amount of 2028 Senior Secured Notes (as defined below); (ii) amended its Master Purchase and Sale Agreement (as defined below) for the purchaser to purchase up to $4.0 billion of principal balances of finance receivables between January 2025 and January 2026; and (iii) extended one of its short-term revolving credit facilities through April 2026. On April 29, 2025, the Company and the Ally Parties further amended the Master Purchase and Sale Agreement to reestablish the commitment by the Ally Parties to purchase up to $4.0 billion of principal balance of finance receivables between April 30, 2025 and April 29, 2026. Additionally, on April 29, 2025, the Company amended its Floor Plan Facility (as defined below) with the Ally Parties to renew the line of credit at $1.5 billion until April 30, 2027. Management believes that current working capital, cash flows from operations, and expected continued or new financing arrangements will be sufficient to fund operations for at least one year from the financial statement issuance date.

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

Segments

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. The Company operates and manages an integrated business with the overall objective of increasing the number of retail units sold and total gross profit per retail unit. Because of this, the Company has determined that it currently operates with one operating segment and therefore one reportable segment. The CODM is the chief executive officer and focuses on consolidated results, specifically consolidated net income, in assessing operating performance and allocating resources. Furthermore, the Company offers similar products and services and uses similar processes to sell those products and services to similar classes of customers throughout the United States ("U.S."). The amounts presented in each revenue line item in the accompanying unaudited condensed consolidated statements of operations represent categories of revenue disaggregated by product and customer type. The measure of segment assets is reported on the accompanying unaudited condensed consolidated balance sheets as total assets. Substantially all revenue is generated and all assets are held in the U.S. for all periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Segment information for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
	2025	2024

	(in millions)
Net sales and operating revenues	$4,232	$3,061
Cost of sales	3,303	2,470
Gross profit	929	591
Compensation and benefits	199	173
Advertising	72	54
Market occupancy	16	18
Logistics	37	29
Other (1)	211	182
Other operating expense, net	—	1
Operating income	394	134
Interest expense, net	139	173
Loss on debt extinguishment	2	—
Other income, net	(122)	(87)
Net income before income taxes	375	48
Income tax provision (benefit)	2	(1)
Net income	$373	$49

(1) Other costs include all other selling, general and administrative expenses such as IT expenses, corporate occupancy, professional services and insurance, limited warranty, and title and registration.

Accounting Standards Issued But Not Yet Adopted

The Company assessed all Accounting Standards Updates ("ASU") issued during the three months ended March 31, 2025 but not yet adopted and determined they are not relevant to the Company or are not expected to have a material impact upon adoption. The Company is currently evaluating the impact of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures and ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses on the presentation of its consolidated financial statements and accompanying notes.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(in millions)
Land and site improvements	$1,335	$1,335
Buildings and improvements	1,394	1,380
Transportation fleet	548	545
Software	314	301
Furniture, fixtures, and equipment	151	147
Total property and equipment excluding construction in progress	3,742	3,708
Less: accumulated depreciation and amortization on property and equipment	(1,061)	(994)
Property and equipment excluding construction in progress, net	2,681	2,714
Construction in progress	62	59
Property and equipment, net	$2,743	$2,773

Depreciation and amortization expense on property and equipment in cost of sales was $31 million and $39 million during the three months ended March 31, 2025 and 2024, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $37 million and $39 million during the three months ended March 31, 2025 and 2024, respectively.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS, NET

On February 28, 2025, the Company acquired a franchise dealership for total purchase consideration of $24 million, comprised of $18 million in cash and $6 million in trade vehicle floor plan payable. The purchase price was allocated to net tangible assets of $16 million, indefinite-lived franchise rights of $6 million, and goodwill of $2 million, which is deductible for tax purposes. The acquisition was not material to the Company's financial condition or results of operations.

The following table summarizes goodwill and intangible assets, net as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(in millions)
Customer relationships	$50	$50
Developed technology	41	41
Franchise rights	6	—
Intangible assets, acquired cost	97	91
Less: accumulated amortization	(62)	(57)
Intangible assets, net	$35	$34

Goodwill	$2	$—

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expense was $5 million and $4 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the remaining weighted-average amortization period for definite-lived intangible assets was 3.8 years. The anticipated annual amortization expense to be recognized in future years as of March 31, 2025 is as follows:

Expected Future Amortization
(in millions)
Remainder of 2025	$9
2026	7
2027	5
2028	3
2029	2
Thereafter	3
Total	$29

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(in millions)
Accounts payable, including $22 and $17, respectively, due to related parties	$226	$236
Accrued compensation and benefits	100	92
Sales taxes and vehicle licenses and fees	97	87
Reserve for returns and cancellations	86	75
Accrued insurance	68	63
Customer deposits	57	63
Accrued interest expense	38	96
Accrued advertising costs	15	18
Income tax liability	3	—
Other accrued liabilities	146	126
Total accounts payable and accrued liabilities	$836	$856

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group, Inc. (together with its consolidated affiliates, collectively, "DriveTime"), a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all of the interests in DriveTime, entered into a lease agreement governing the occupation of two inspection and reconditioning centers, one each in Blue Mound, Texas and Delanco, New Jersey. The lease for the Blue Mound, Texas location expires in 2029, with two five-year renewal options, and the lease for the Delanco, New Jersey location expires in 2026, with no current renewal options. Pursuant to that lease agreement, the Company has made monthly lease payments based on DriveTime's actual rent expense and the Company was responsible for the actual insurance costs, tenant improvements required to conduct operations, and real estate taxes. In March 2025, the Company assumed DriveTime's lease for the Blue Mound, Texas location on the same terms and conditions that were previously applicable to DriveTime and DriveTime was released from the lease.

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $1 million during each of the three months ended March 31, 2025 and 2024, allocated between inventory and selling, general and administrative expenses.

Office Leases

In September 2016, the Company entered into a lease for office space in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of another floor in the same building. The lease and sublease each had a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company paid the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The lease and sublease expired in February 2024. The rent expense incurred related to the first floor sublease was less than $1 million during the three months ended March 31, 2024.

In December 2019, Verde Opportunity Heath LLC, an affiliate of DriveTime ("Verde"), purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years expiring in 2029, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was less than $1 million during each of the three months ended March 31, 2025 and 2024.

Wholesale Vehicle Sales

DriveTime purchases wholesale vehicles from the Company through competitive auctions that are open to other dealers. As a result, the Company recognized $4 million and $3 million of wholesale sales and revenues from DriveTime during the three months ended March 31, 2025 and 2024, respectively.

Wholesale Marketplace Revenues

DriveTime sells vehicles to, and purchases vehicles from, third parties through the Company's wholesale marketplace platform. These transactions occur through competitive auctions in which all registered buyers and sellers are able to bid on and purchase, or list and sell, wholesale vehicles. In addition, beginning in September 2023, certain auction locations generally provide customers, including DriveTime, with reconditioning services. As a result, the Company recognized $4 million of wholesale sales and revenues from DriveTime during each of the three months ended March 31, 2025 and 2024 and less than $1 million and $1 million of cost of sales to DriveTime related to reconditioning services during the three months ended March 31, 2025 and 2024, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), most recently amended in April 2021, pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Master Dealer Agreement further allows the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the three months ended March 31, 2025 and 2024, the Company recognized $70 million and $41 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations, and payments for excess reserves to which it expects to be entitled, which are included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred $5 million and $4 million during the three months ended March 31, 2025 and 2024, respectively, related to the administration of limited warranty.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime, pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). Finally, in December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). The Company recognized $2 million and $1 million in revenue during the three months ended March 31, 2025 and 2024, respectively, under the Profit Sharing Agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $2 million during each of the three months ended March 31, 2025 and 2024 related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three months ended March 31, 2025 and 2024.

Accounts Payable Due to Related Party

As of March 31, 2025 and December 31, 2024, $22 million and $17 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Tax Receivable Agreement Liability

As further discussed in Note 14 — Income Taxes, as of March 31, 2025 and December 31, 2024, the Company recorded a tax receivable agreement ("TRA") liability of $105 million and $82 million, respectively, of which $78 million and $61 million, respectively, is due to related parties. Refer to Note 14 — Income Taxes for further discussion of the TRA. During the three months ended March 31, 2025, the Company made TRA payments of $17 million, of which $13 million was paid to related parties.

Tax Payments on Behalf of Non-Controlling Members

As further discussed in Note 14 — Income Taxes, during the three months ended March 31, 2025, the Company made mandatory composite and non-resident withholding tax payments on behalf of non-controlling members of $2 million, of which $2 million was paid on behalf of related parties.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Contributions of Class A Common Stock From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in the fourth quarter of 2021, the Company's CEO, Ernest Garcia III ("Mr. Garcia"), committed to giving then-current employees 23 shares of Class A common stock each from his personal shareholdings once employees reach their two-year employment anniversary ("CEO Milestone Gift" or "Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vested after completion of their second year of employment, for a total of 435,035 RSUs granted during the period. For every Gift that vested, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia contributed to the Company, at the end of each fiscal quarter, the number of shares of Class A common stock, granted pursuant to the CEO Milestone Gift, that had vested during such quarter. The shares contributed were shares of Class A common stock that Mr. Garcia individually owned, at no charge. During the three months ended March 31, 2024, 1,104 RSUs vested and an equal number of shares of Class A common stock were contributed by Mr. Garcia. As of January 2024, all RSUs granted pursuant to the CEO Milestone Gift had vested or been forfeited. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has agreed to indemnify Mr. Garcia from any such obligations that may arise.

NOTE 7 — FINANCE RECEIVABLE SALE AGREEMENTS

The Company originates loans for its customers and sells them to partners and investors pursuant to finance receivable sale agreements. Historically, the Company has sold loans through two types of arrangements: forward flow agreements and fixed pool loan sales, including securitization transactions. The Company completes loan sales without recourse for their post-sale performance and makes customary representations and warranties as part of these transactions. Generally, the premiums are consistent across loan sale channels, but may vary depending upon the composition of the loan pool within each loan sale transaction and capital market conditions at the time premiums are finalized.

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with Ally Bank and Ally Financial Inc. (collectively the "Ally Parties"). Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. On January 11, 2024, the Company and the Ally Parties amended the MPSA to reestablish the commitment by the Ally Parties to purchase up to $4.0 billion of principal balances of finance receivables between January 11, 2024 and January 10, 2025. On January 3, 2025, the Company and the Ally Parties further amended the MPSA to reestablish the commitment by the Ally Parties to purchase up to $4.0 billion of principal balances of finance receivables between January 3, 2025 and January 2, 2026.

During the three months ended March 31, 2025 and 2024, the Company sold $0.8 billion and $0.9 billion, respectively, in principal balances of finance receivables under the MPSA, and had $3.2 billion of unused capacity as of March 31, 2025.

On April 29, 2025, the Company and the Ally Parties further amended the MPSA to reestablish the commitment by the Ally Parties to purchase up to $4.0 billion of principal balance of finance receivables between April 30, 2025 and April 29, 2026.

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

During the three months ended March 31, 2025 and 2024, the Company sold $0.9 billion and $0.8 billion, respectively, in principal balances of finance receivables through securitization transactions.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fixed Pool Loan Sales

During the three months ended March 31, 2025, the Company completed fixed pool loan sales of $0.8 billion in principal balances of finance receivables to unrelated third parties. There were no fixed pool loan sales during the three months ended March 31, 2024.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $273 million and $144 million during the three months ended March 31, 2025 and 2024, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs, providing industry standard representations and warranties regarding the underlying finance receivables, and performing ministerial duties as the trust administrator. As of March 31, 2025, the Company was not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of March 31, 2025 and December 31, 2024 were $475 million and $464 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of March 31, 2025 and December 31, 2024.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at March 31, 2025 and December 31, 2024. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	March 31, 2025		December 31, 2024
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$365	$365	$355	$355
Certificates and other assets	110	110	109	109
Total unconsolidated VIEs	$475	$475	$464	$464

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$365	$365	$356	$355
Certificates and other assets	109	110	104	109
Total securities available for sale	$474	$475	$460	$464

NOTE 9 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 15 — Leases, as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024

	(in millions)
Asset-based financing:
Floor plan facility	$64	$67
Financing of beneficial interests in securitizations	364	354
Real estate financing	485	485
Total asset-based financing	913	906
Senior Secured Notes (1)	4,378	4,358
Senior Unsecured Notes	205	205
Total debt	5,496	5,469
Less: current portion	(300)	(302)
Less: unamortized debt issuance costs (2)	(44)	(46)
Plus: unamortized premium (3)	25	27
Total included in long-term debt, net	$5,177	$5,148

(1) Includes $38 million and $105 million of accrued paid-in-kind ("PIK") interest as of March 31, 2025 and December 31, 2024, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.
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

The Company further amended the Floor Plan Facility on April 29, 2025 to renew the line of credit at $1.5 billion until April 30, 2027. Under the amendment, the interest rate on the Floor Plan Facility was reduced to (i) a prime rate minus 0.70% when amounts drawn under the Floor Plan Facility are less than 25% of the then current inventory balance, (ii) a prime rate minus 0.50% when amounts drawn under the Floor Plan Facility are 25% or more but less than 50% of the then current inventory balance, or (iii) a prime rate plus 0.10% when amounts drawn under the Floor Plan Facility are 50% or more of the then current inventory balance. The Floor Plan Facility also requires monthly interest payments and restricted cash requirements on a sliding scale whereby at least 5% of the total principal amount owed to the lender is required to be held as restricted cash if amounts drawn are under 25% of the then current inventory balance, increasing to 12.5% to be held as restricted cash if amounts drawn are between 25% and 49.99% of the then current inventory balance, and further increasing to 25% to be held as restricted cash if amounts drawn are equal to or greater than 50% of the then current inventory balance. The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter under the amended Floor Plan Facility.

As of March 31, 2025, the Company had $64 million outstanding under the Floor Plan Facility, unused capacity of $1.4 billion, and held $8 million in restricted cash related to the Floor Plan Facility. During the three months ended March 31, 2025, the Company's effective interest rate on the Floor Plan Facility was 6.11%.

As of December 31, 2024, the Company had $67 million outstanding under the Floor Plan Facility, unused capacity of $1.4 billion, and held $8 million in restricted cash related to the Floor Plan Facility. For the year ended December 31, 2024, the Company's effective interest rate on the facility was 6.85%.

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

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of both March 31, 2025 and December 31, 2024, the Company had zero outstanding under these Finance Receivable Facilities, unused capacity of $2.7 billion, and held $2 million in restricted cash related to these Finance Receivable Facilities. During the year ended December 31, 2024, the Company's effective interest rate on these Finance Receivable Facilities was 7.39%.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Long-Term Debt

Senior Secured Notes

The Company has issued various tranches of Senior Secured Notes (collectively, the "Senior Secured Notes") as further described below:

Senior Secured Notes	March 31, 2025	December 31, 2024	Year 1 PIK Interest Rate	Year 2 Cash/PIK Toggle Interest Rate	Thereafter Cash Interest Rate

	(in millions, except percentages)
Notes due December 1, 2028 (the "2028 Senior Secured Notes")	$559	$611	12%	9%/12%	9%
Notes due June 1, 2030 (the "2030 Senior Secured Notes")	1,660	1,660	13%	11%/13%	9%
Notes due June 1, 2031 (the "2031 Senior Secured Notes")	2,121	1,982	14%	--/14%	9%
Accrued PIK interest	38	105
Total principal amount	$4,378	$4,358
Less: unamortized debt issuance costs	(38)	(40)
Plus: unamortized premium	25	27
Total Senior Secured debt	$4,365	$4,345

Interest on each of the Senior Secured Notes is payable semi-annually on February 15 and August 15, and commenced on February 15, 2024. On February 15, 2025, the Company paid interest for the 2028 and 2030 Senior Secured Notes in cash of $28 million and $91 million, respectively, and as required by the indentures governing the Senior Secured Notes, increased the principal amount of the 2031 Senior Secured Notes in connection with the payment of interest in kind of $139 million. The Company intends to continue to pay cash interest for the 2028 and 2030 Senior Secured Notes at the next semi-annual payment date on August 15, 2025. Accrued cash interest expense on the 2028 Senior Secured Notes and the 2030 Senior Secured Notes is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

On February 15, 2024, as required by the indentures governing the Senior Secured Notes, the Company increased the principal amount of the 2028, 2030, and 2031 Senior Secured Notes in connection with the payment of interest in kind of $53 million, $88 million, and $111 million, respectively. Further, on August 15, 2024, as required by the indentures governing the Senior Secured Notes, the Company increased the principal amount of the 2028, 2030, and 2031 Senior Secured Notes in connection with the payment of interest in kind of $47 million, $101 million, and $130 million, respectively.

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

During the three months ended March 31, 2025, the Company repurchased $52 million of principal amount of the 2028 Senior Secured Notes in the open market for $55 million, which included less than $1 million of accrued interest. The repurchased notes were cancelled upon receipt. The repurchases are treated as an extinguishment of debt, with any realized discount (premium) recognized as a gain (loss) on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations, net of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium. As a result of the repurchases, during the three months ended March 31, 2025, the Company recognized a net loss on

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
debt extinguishment of $2 million which included less than $1 million of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium.

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

Senior Unsecured Notes

The Company has issued various tranches of Senior Unsecured Notes (the "Senior Unsecured Notes") each under a separate indenture, as further described below:

Senior Unsecured Notes	March 31, 2025	December 31, 2024	Interest Rate

	(in millions, except percentages)
Notes due October 1, 2025 ("2025 Senior Unsecured Notes")	$98	$98	5.625%
Notes due April 15, 2027 ("2027 Senior Unsecured Notes")	32	32	5.500%
Notes due October 1, 2028 ("2028 Senior Unsecured Notes")	22	22	5.875%
Notes due September 1, 2029 ("2029 Senior Unsecured Notes")	26	26	4.875%
Notes due May 1, 2030 ("2030 Senior Unsecured Notes")	27	27	10.250%
Total principal amount	205	205
Less: current portion	(98)	(98)
Less: unamortized debt issuance costs	(1)	(1)
Total included in long-term debt, net	$106	$106

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

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of March 31, 2025, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of both March 31, 2025 and December 31, 2024, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $482 million and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of March 31, 2025 and December 31, 2024, the Company had pledged $364 million and $354 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from December 2025 to March 2033. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $360 million and $351 million as of March 31, 2025 and December 31, 2024, respectively, of which $137 million and $136 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2025, the Company was in compliance with all debt covenants.

NOTE 10 — STOCKHOLDERS' EQUITY

Classes of Common Stock and LLC Units

Carvana Co.'s amended and restated certificate of incorporation, among other things, authorizes (i) 50 million shares of Preferred Stock, par value $0.01 per share, (ii) 500 million shares of Class A common stock, par value $0.001 per share, and (iii) 125 million shares of Class B common stock, par value $0.001 per share. Each share of Class A common stock generally entitles its holder to one vote on all matters to be voted on by stockholders. Each share of Class B common stock held by the Garcia Parties generally entitles its holder to ten votes on all matters to be voted on by stockholders, for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Carvana Co.'s Class A common stock determined on an as-exchanged basis assuming that all of the Class A Units were exchanged for Class A common stock. All other shares of Class B common stock generally entitle their holders to one vote per share on all matters to be voted on by stockholders. Holders of Class B common stock are not entitled to receive dividends and would not be entitled to receive any distributions upon the liquidation, dissolution or winding down of the Company. Holders of Class A and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law.

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

As of March 31, 2025 and December 31, 2024, there were 267 million and 265 million Class A Units, respectively, and 2 million at each period of Class B Units (as adjusted for the participation thresholds and closing price of Class A common stock on March 31, 2025 and December 31, 2024), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

At-the-Market Offering

On July 19, 2023, the Company entered into a distribution agreement with Citigroup Global Markets Inc. and Moelis & Company LLC to establish an ATM Program, and on July 31, 2024, the Company refreshed the ATM Program by entering into an Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC. On February 19, 2025, the Company further refreshed the ATM Program by entering into a Second Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., and Virtu Americas LLC. Under the ATM Program as of March 31, 2025, the Company could sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 21 million shares of Class A common stock, from time to time. The Company uses the net proceeds from the ATM Program to purchase Class A Units.

There was no activity pursuant to the ATM Program during the three months ended March 31, 2025 and 2024.

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

The exchanges affected pursuant to the Exchange Agreement during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
LLC Units exchanged by certain LLC Unitholders	69	39
Newly issued Class A common stock	55	29
LLC Units received by Carvana Co.	68	36

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Class A Non-Convertible Preferred Units

In accordance with the Carvana Group, LLC amended and restated LLC Agreement, and in connection with the issuance of Senior Secured Notes or Senior Unsecured Notes by Carvana Co., Carvana Group, LLC is authorized to issue Class A Non-Convertible Preferred Units to Carvana Co. In each case, the consideration for the capital contribution made or deemed to have been made by Carvana Co. is equal to the net proceeds of notes issuances. As of each of March 31, 2025 and December 31, 2024, Carvana Co. held 4.5 million of Class A Non-Convertible Preferred Units.

When Carvana Co. makes payments on the Senior Unsecured Notes and Senior Secured Notes (collectively the "Senior Notes"), Carvana Group makes an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit is canceled and retired. During the three months ended March 31, 2025, the Company cancelled and retired 0.1 million of Class A Non-Convertible Preferred Units, respectively, in conjunction with the repurchases of 2028 Senior Secured Notes as discussed in Note 9 — Debt Instruments and issued 0.1 million of Class A Non-Convertible Preferred Units in conjunction with the PIK interest payment the Company was required to make on February 15, 2025. The Company did not have any repurchases of its Senior Secured Notes during the three months ended March 31, 2024 and issued 0.3 million of Class A Non-Convertible Preferred Units in conjunction with the PIK interest payments the Company was required to make on February 15, 2024.

Tax Asset Preservation Plan

On January 16, 2023, the Company entered into a Section 382 Rights Agreement, which was later amended and restated (the “Tax Asset Preservation Plan”). On June 3, 2024, the Company determined that the Tax Asset Preservation Plan was no longer necessary for the preservation of material valuable Tax Attributes (as defined therein) and set a final expiration date of June 4, 2024, upon which date the preferred share purchase rights expired and the Tax Asset Preservation Plan terminated. In connection therewith, the associated Series B Preferred Stock underlying the preferred share purchase rights was eliminated by filing of a Certificate of Elimination with the State of Delaware on June 5, 2024, returning such Preferred Stock to authorized but undesignated shares.

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

During the three months ended March 31, 2025 and 2024, the total adjustments related to exchanges of LLC Units and non-controlling interest related to restricted stock unit ("RSU") vesting and stock option ("NQSO") exercises were a decrease and an increase in non-controlling interests and a corresponding increase and a decrease in additional paid-in capital of $1 million and $6 million, respectively, which have been included in exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises in the accompanying unaudited condensed consolidated

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
statements of stockholders' equity (deficit).

As of March 31, 2025, Carvana Co. owned approximately 62.5% of Carvana Group with the LLC Unitholders owning the remaining 37.5%. The net income attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net income attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	Three Months Ended March 31,
	2025	2024

	(in millions)
Transfers from (to) non-controlling interests:
Increase (Decrease) as a result of exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	$1	$(6)
Total transfers from (to) non-controlling interests	$1	$(6)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Restricted Stock Units and Awards	$21	$19
Options	5	5
Total equity-based compensation	26	24
Equity-based compensation capitalized to property and equipment	(2)	(2)
Equity-based compensation capitalized to inventory	(1)	—
Equity-based compensation, net of capitalized amounts	$23	$22

During each of the three months ended March 31, 2025 and 2024, the Company capitalized $2 million of equity-based compensation to property and equipment related to software development and $1 million and less than $1 million, respectively, to inventory related to reconditioning and inbound transportation of vehicles. Equity-based compensation expense in cost of sales was $1 million and zero during the three months ended March 31, 2025 and 2024, respectively. Equity-based compensation expense in selling, general and administrative expense was $25 million and $23 million during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the total unrecognized equity-based compensation related to outstanding awards was $250 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). The number of shares authorized for issuance under the 2017 Incentive Plan is subject to an automatic annual increase (the "Automatic Increase") of the lesser of two percent of the Company's outstanding Class A common stock or an amount determined by the Compensation and Nominating Committee of the Board. On each of January 1, 2025 and 2024, the number of shares authorized for issuance under the 2017 Incentive Plan increased by two percent of the then outstanding Class A common stock under the Automatic Increase. As of March 31, 2025, 20 million shares remained available for future equity-based award grants under this plan.

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

During the three months ended March 31, 2025 and 2024, the Company did not issue any shares of Class A common stock and as of March 31, 2025, 367,968 shares of Class A common stock remained available for future issuance. During each of the three months ended March 31, 2025 and 2024, the Company recognized less than $1 million of equity-based compensation expense related to the ESPP.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three months ended March 31, 2025 or 2024. As of March 31, 2025, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net earnings per share during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$373	$49
Net income attributable to non-controlling interests	157	21
Net income attributable to Carvana Co. Class A common stockholders - basic	$216	$28
Impact on net income of assumed conversions from LLC Units	—	21
Net income attributable to Carvana Co. Class A common stockholders - diluted	$216	$49

Denominator:
Weighted-average shares of Class A common stock outstanding	134,058	116,303
Nonvested weighted-average restricted stock awards	—	(5)
Weighted-average shares of Class A common stock outstanding - basic	134,058	116,298
Dilutive effect of Class A common shares:
Stock Options (1)	3,436	2,418
Restricted Stock Units and Awards (1)	5,093	6,057
Class A Units (2)	—	85,682
Class B Units (2)	—	1,784
Weighted-average shares of Class A common stock outstanding - diluted	142,587	212,239

Net earnings per share of Class A common stock - basic	$1.61	$0.24
Net earnings per share of Class A common stock - diluted	$1.51	$0.23

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net earnings per share of Class A common stock for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Stock Options (1)	97	1,058
Restricted Stock Units and Awards (1)	308	330
Class A Units (2)	79,171	—
Class B Units (2)	1,532	—

(1) Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.
(2) Represents the weighted-average as-converted LLC units that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive.

NOTE 14 — INCOME TAXES

As described in Note 1 — Business Organization and Note 10 — Stockholders' Equity, as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members (LLC Unitholders), including Carvana Co., based on its allocable share held in Carvana Group. Nonetheless, many states require that partnerships make mandatory tax payments on behalf of members who are non-residents of the respective states. Accordingly, if Carvana Group generates taxable income and is required to remit income tax on behalf of its members, it will make payments to the states through composite tax returns and non-resident withholding. These payments are treated as distributions to the affected members because the amounts remitted are a payment of income tax on behalf of the affected members. Payments on behalf of non-controlling members of $2 million for the three months ended March 31, 2025 are included as reductions to the non-controlling interests in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit). Payments on behalf of Carvana Co. Sub LLC are recorded through the income tax provision in the accompanying unaudited condensed consolidated statements of operations.

As described in Note 10 — Stockholders' Equity, the Company acquires LLC Units in connection with exchanges with LLC Unitholders. During the three months ended March 31, 2025 and 2024, the Company recognized a gross deferred tax asset of $3 million and $1 million, respectively, associated with the difference in basis in its investment in Carvana Group related to these acquisitions of LLC Units.

During the three months ended March 31, 2025, management performed an assessment of the recoverability of deferred tax assets. This assessment considered both objective and subjective factors. These factors included, but were not limited to, a history of taxable losses in prior years, excess tax benefits related to equity-based compensation, and future reversal of existing temporary differences. After evaluating all available evidence, management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has maintained a full valuation allowance against its deferred tax assets. Given the improvement in the Company's operating results and depending on the amount of equity-based compensation tax deductions available in the future, among other factors, a release of the deferred tax asset valuation allowance may be possible in the next few years. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax provision for the period the release is recorded.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of March 31, 2025 and December 31, 2024, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Company's effective tax rate for the three months ended March 31, 2025 and 2024 was an expense of 0.5% and benefit of 1.1%, respectively.

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

As of March 31, 2025 and December 31, 2024, the Company recorded a TRA liability of $105 million and $82 million, respectively, of which $78 million and $61 million, respectively, will be paid to related parties. As of March 31, 2025 and December 31, 2024, $48 million and $17 million, respectively, are included in other current liabilities and $57 million and $65 million, respectively, are included in other liabilities on the accompanying unaudited condensed consolidated balance sheets. During the three months ended March 31, 2025, the Company made TRA payments of $17 million, of which $13 million was paid to related parties. For the remaining $2.0 billion TRA liability, as of March 31, 2025, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded an additional liability related to the tax savings it may realize from utilization of such deferred tax assets. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Operating Leases

As of March 31, 2025, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations, storage, parking and corporate offices. The initial terms expire at various dates between 2025 and 2038. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company leases and subleases certain of its real estate to third parties. Lease and sublease income for each of the three months ended March 31, 2025 and 2024 was $2 million and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$23	$26
Interest obligations under finance leases	3	4
Total finance lease costs	$26	$30

Operating leases:
Fixed lease costs to non-related parties	$16	$16
Fixed lease costs to related parties	1	1
Total operating lease costs	$17	$17

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties	$24	$29
Operating lease liabilities to related parties	$1	$1
Interest payments on finance lease liabilities	$3	$4

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$20	$21

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of March 31, 2025:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2025	$64	$2	$74	$76	$140
2026	71	2	98	100	171
2027	35	2	90	92	127
2028	8	2	81	83	91
2029	1	2	63	65	66
Thereafter	—	—	196	196	196
Total minimum lease payments	179	10	602	612	791
Less: amount representing interest	(13)	(2)	(138)	(140)	(153)
Total lease liabilities	$166	$8	$464	$472	$638

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

As of March 31, 2025 and December 31, 2024, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of March 31, 2025 and 2024 were as follows, excluding short-term operating leases:

	As of March 31,
	2025	2024
Weighted-average remaining lease terms (years)
Operating leases	7.2	7.5
Finance leases	2.5	3.2
Weighted-average discount rate
Operating leases	7.3%	7.1%
Finance leases	6.0%	6.0%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $22 million and $21 million as of March 31, 2025 and December 31, 2024, respectively, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The expense was $35 million and $25 million for the three

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
months ended March 31, 2025 and 2024, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $103 million in aggregate over the next four years, as of March 31, 2025. These purchase obligations are recorded as liabilities when the services are rendered.

Legal Matters

From time to time, the Company is involved in various claims, legal actions, and governmental inquiries. For example, the Company is currently a party to legal and regulatory disputes, including intellectual property disputes and putative class action lawsuits, alleging, among other things, patent infringement, the violation of federal securities laws and state laws regarding consumer protection, stockholders' rights, labor and employment, and the titling and registration of vehicles sold to its customers. These disputes include, but are not limited to, Carvana, LLC v. IBM Corp., United States District Court for the Southern District of New York (Case No. 7:23-cv-08616-KMK-VR); Dana Jennings, et al. v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 5:21-cv-05400-EGS); and Syretta Harvin, et al. v. Carvana, LLC et al., United States District Court for the Eastern District of Pennsylvania (Case No. 2:23-cv-02068-MRP).

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

As of both March 31, 2025 and December 31, 2024, the Company had an accrual for unresolved legal matters, including, if applicable, those discussed above, of $10 million. The accrual is classified in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on the Company's business, results of operations, financial condition or cash flows.

Securities Class Action

On August 3, 2022, a putative class action complaint titled John Brent v. Carvana Co., et al. was filed in the United States District Court for the District of New Jersey against the Company and certain of the Company's executive officers. The complaint was filed on behalf of a purported class of stockholders and asserts violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5. The complaint sought unspecified damages and an award of fees, costs, and expenses. On September 29, 2022, a second putative class action complaint titled Rodeo Collection Ltd. v. Carvana Co., et al. was filed in the United States District Court for the District of New Jersey, alleging similar claims, and seeking the same form of relief. The two cases were then consolidated and subsequently transferred to the United States District Court for the District of Arizona (the "Arizona District Court") as In re Carvana Co. Securities Litigation, United States District Court for the District of Arizona (Case No. CV-22-2126-PHX-MTL). On February 14, 2023, a consolidated complaint was filed in the Arizona District Court, alleging new claims for violation of Section 20A of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and naming as new defendants certain Carvana directors, officers, and underwriters. The Arizona District Court granted the Company's motion to dismiss the consolidated complaint on February 29, 2024 and gave the plaintiff leave to file an amended complaint, which was filed on March 29, 2024. On December 16, 2024, the Company's motion to dismiss the consolidated complaint, as amended, was granted with respect to alleged violations of Section 20A of the Exchange Act and Section 12(a)(2) of the Securities Act, granted in part and denied in part with respect to alleged violations of Section 10(b) and Rule 10b-5 of the Exchange Act and Section 11 of the Securities Act, and denied with respect to alleged violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The Company is engaged in discovery and intends to continue vigorously defending the remaining claims under this action in all respects. At this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.

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

The following tables are a summary of fair value measurements and hierarchy level at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$1,157	$1,157	$—	$—
Beneficial interests in securitizations	$475	$—	$—	$475
Purchase price adjustment receivables	$2	$—	$—	$2
Root Warrants	$278	$—	$—	$278

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$1,154	$1,154	$—	$—
Beneficial interests in securitizations	$464	$—	$—	$464
Purchase price adjustment receivables	$2	$—	$—	$2
Root Warrants	$120	$—	$—	$120

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of March 31, 2025 and December 31, 2024, the range of discount rates were 5.9% to 10.0% and 6.0% to 10.0%, respectively, and the weighted average of discount rates were 9.6% and 9.7%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other income, net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers out of Level 3 during the three months ended March 31, 2025 or 2024.

The Company sells certain of its beneficial interests in securitizations that are not required to be retained by the Risk Retention Rules. For the three months ended March 31, 2025, the Company did not sell any beneficial interests in securitizations. For the three months ended March 31, 2024, the Company sold beneficial interests in securitizations for a purchase price totaling $9 million.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Opening Balance	$464	$366
Received in securitization transactions	59	62
Payments received	(51)	(40)
Change in fair value	3	9
Sales of beneficial interests	—	(9)
Ending Balance	$475	$388

Purchase Price Adjustment Receivables

The Company's purchase price adjustment receivables are carried at fair value and classified as other assets and other current assets in the accompanying unaudited condensed consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a loss of less than $1 million and gain of $1 million during the three months ended March 31, 2025 and 2024, respectively, and are reflected in other income, net in the accompanying unaudited condensed consolidated statements of operations.

Root Warrants

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million, which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through March 31, 2025.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were to be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Root Warrants"). On September 1, 2022, the integrated auto insurance solution, which embedded into the Company's e-commerce platform, was completed. The first tranche of Root Warrants, consisting of 2.4 million shares of Root's Class A common stock, became exercisable upon completion of the integrated solution, and is considered a derivative instrument. The second tranche of Root Warrants, consisting of 3.2 million shares of Root's Class A common stock, became exercisable on November 14, 2023, and the third tranche, consisting of 1.6 million shares of Root's Class A common stock, became exercisable on May 3, 2024. Both the second and third tranche of the Root Warrants became exercisable upon the achievement of certain insurance sales metrics through the integrated solution, and are considered derivative investments. The other tranches vest based on a combination of the arrival of certain dates and further insurance product sales through the integrated solution and are considered derivative instruments. The Company used a Monte Carlo simulation to estimate the fair value of these Root Warrants, which are classified as Level 3. Under this Monte Carlo simulation, the primary unobservable input utilized in determining the fair value of the Root Warrants was the expected volatility of Root's class A common stock, which was implied from the historical volatility of their stock. As of March 31, 2025 and 2024, the expected volatility utilized in the Monte Carlo simulation was 100% for both periods.

At contract inception, the Company recognized an asset of $30 million for the Root Warrants and deferred revenue, classified in other assets and other liabilities, respectively in the accompanying unaudited condensed consolidated balance sheets. In 2022, the Company determined it was probable that the volume of insurance products required to earn the Root Warrants would be achieved and recorded an additional $75 million of Root Warrants and deferred revenue based on the contract inception date fair value as determined by the Monte Carlo simulation. As of March 31, 2025 and December 31, 2024, the deferred revenue balance was $51 million and $57 million, respectively, and the Company recognized $5 million in Root Warrant revenue during each of the three months ended March 31, 2025 and 2024. The Root Warrants and deferred revenue are classified in other assets and other liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets. The deferred revenue is recognized over the expected contract performance period within other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

The following table presents changes in the Company's Level 3 Root Warrants measured at fair value:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Opening balance	$120	$5
Unrealized gain	158	75
Ending balance	$278	$80

In relation to the Root Warrants, the Company recognized an increase in fair value of $158 million and $75 million during the three months ended March 31, 2025 and 2024, respectively, which are included in other income, net in the accompanying unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended March 31, 2025 and December 31, 2024. The carrying value

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024

	(in millions)
Carrying value, net of unamortized debt issuance costs, unamortized premium, and accrued PIK interest	$4,569	$4,549
Fair value	$4,887	$5,050

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024

	(in millions)
Carrying value	$737	$612
Fair value	$819	$670

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$139	$28
Cash payments for taxes	$1	$—
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$7	$4
Property and equipment acquired under finance leases	$4	$—
Equity-based compensation expense capitalized to property and equipment	$2	$2
Fair value of beneficial interests received in securitization transactions	$59	$62
Reductions of beneficial interests in securitizations and associated long-term debt	$36	$29

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	March 31, 2025	December 31, 2024	March 31, 2024

	(in millions)
Cash and cash equivalents	$1,858	$1,716	$252
Restricted cash	46	44	75
Total cash, cash equivalents and restricted cash	$1,904	$1,760	$327

NOTE 19 — SUBSEQUENT EVENTS

Master Purchase and Sale Agreement

On April 29, 2025, the Company and the Ally Parties further amended the MPSA to reestablish the commitment by the Ally Parties to purchase up to $4.0 billion of principal balance of finance receivables between April 30, 2025 and April 29, 2026.

Floor Plan Facility Amendment

On April 29, 2025, the Company further amended its Floor Plan Facility with the Ally Parties to renew the line of credit at $1.5 billion until April 30, 2027. Under the amendment, the interest rate on the Floor Plan Facility was reduced to (i) a prime rate minus 0.70% when amounts drawn under the Floor Plan Facility are less than 25% of the then current inventory balance, (ii) a prime rate minus 0.50% when amounts drawn under the Floor Plan Facility are 25% or more but less than 50% of the then current inventory balance, or (iii) a prime rate plus 0.10% when amounts drawn under the Floor Plan Facility are 50% or more of the then current inventory balance. In addition, the amendment revised the restricted cash requirements to require that at least (i) 5% of the total principal amount owed to the Ally Parties be held as restricted cash if amounts drawn under the Floor Plan Facility are less than 25% of the then current inventory balance, (ii) 12.5% of the total principal amount owed to the Ally Parties be held as restricted cash if amounts drawn under the Floor Plan Facility are between 25% and 49.99% of the then current inventory balance, or (iii) 25% of the total principal amount owed to the Ally Parties be held as restricted cash if amounts drawn under the Floor Plan Facility are equal to or greater than 50% of the then current inventory balance. The Company is also required to pay the lender an availability fee based on the average unused capacity during the prior calendar quarter under the amended Floor Plan Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context requires otherwise, references in this report to "Carvana," the "Company," "we," "us," and "our" refer to Carvana Co. and its consolidated subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our most recent Annual Report filed on Form 10-K, as well as our unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Carvana is the leading e-commerce platform for buying and selling used cars. We are transforming the used car buying and selling experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Our differentiated business model combines a comprehensive online sales experience with a vertically integrated supply chain, designed to sell high-quality vehicles to our customers transparently and efficiently at a low price. The automotive retail industry is large – with approximately 37 million used auto retail transactions in the United States (“U.S.”) in 2024 according to Cox Automotive – and highly fragmented – with the top 10 used auto retailers in the U.S. accounting for less than 10% of the market share in 2023 according to Automotive News. These dynamics create an exceptional opportunity for disruption that our custom-built business model can capitalize on to remain well-positioned for long term growth. Over the years we have leveraged our growing logistics network, which spans 316 metropolitan statistical areas, and our in-house distribution network, servicing over 80% of the U.S. population as of March 31, 2025, to sell 2.3 million retail vehicles, generating $68.0 billion in total revenue since inception in 2012 through March 31, 2025.

•Vehicle Acquisition. We primarily acquire our used vehicle inventory directly from customers, used car auctions, and wholesale used vehicle suppliers, including retail marketplace partners. Acquiring inventory directly from customers when they trade in or sell us their vehicles in a one-way transaction eliminates auction fees and provides for a more diverse set of vehicles. After answering a few questions about the vehicle condition and features, our online tool provides customers with an automated, conditional offer for their existing vehicle that can be applied to any vehicle purchase or paid directly without an associated vehicle purchase. Our online tool then allows customers to schedule a time to have their existing vehicle picked up at their home, or drop it off at a Carvana location, and receive payment. We designed this process to be convenient, seamless, and to eliminate the need for a customer to visit a dealership or negotiate a private sale.

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

•Online Search and Shopping Experience. We offer a mobile-optimized website, where prospective retail car buyers can immediately begin browsing, researching, filtering, and identifying their vehicle of choice from an inventory of over 53,000 total website units that we offer for sale as of March 31, 2025. We leverage our patented, automated photo technology to offer an annotated virtual vehicle tour, which includes a 360-degree view of the interior and exterior of the actual vehicle and allows customers to view vehicle imperfections through high-definition photography. Our website also features integrations with various vehicle data providers for vehicle feature and option information to assist customers with purchase decisions.

•Financing. We offer integrated financing using our proprietary loan origination platform. Customers who choose to apply for our in-house financing fill out a short prequalification form, and, if approved, are nearly instantaneously presented with an interactive set of conditional financing terms generated by our proprietary credit scoring and deal structuring algorithms for every vehicle in our inventory. Our financing tool intuitively and transparently shows the relationship between down payment, monthly payment and loan term to assist the customer in selecting the best payment plan tailored to their specific needs. This pre-approval involves a short process that does not impact customers’ credit unless they pursue a purchase and finance the transaction. For customers who choose not to utilize our financing, we also accept payment in cash or financing from third party lenders, such as banks or credit unions.

•Complementary Products. As part of the integrated purchasing process, customers have the option to protect their vehicle with a vehicle service contract (“VSC”). VSCs provide customers with protection against the costs of certain mechanical repairs after the expiration of their vehicle’s original manufacturer warranty. In most states, customers financing their purchase with us are also offered guaranteed asset protection ("GAP") waiver coverage during checkout to provide customers with protection for the value of the loan. We have also partnered with Root, Inc. ("Root"), an online car insurance company, to offer an integrated auto insurance solution, through which customers in most states may conveniently access auto insurance directly from the Carvana e-commerce platform. We collectively refer to VSC, GAP, and auto insurance as complementary products.

•Nationwide Logistics Network and Distinctive Fulfillment Experience. We have developed proprietary logistics software and an in-house nationwide delivery network which is aimed at allowing us to predictably and efficiently transport cars while providing customers with a distinctive fulfillment experience. Our logistics network and technologies that support it are based on a "hub and spoke" model, which connects Reconditioning Sites to vending machines and hubs via our fleet of multi-car and single-car haulers. This allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. This proprietary logistics infrastructure enables us to offer our customers and operations team highly accurate predictions of vehicle availability, to minimize delays, and promote a seamless and reliable customer experience. We offer customers in our markets a home delivery option that is typically conducted by a Carvana employee on a branded hauler. Customers in certain markets can also pick up their vehicles at one of our patented car vending machines, which are multi-story glass towers that store purchased vehicles, or at other customer-facing locations. As of March 31, 2025, we estimate that 75% of the U.S. population is within 100 miles of an IRC or auction site, which shortens the distance from our inventory pools to our customers to reduce delivery times.

•Post-sale customer support. After purchase, our customer advocates handle post-sale coordination and assistance, including facilitating returns or exchanges under our seven-day return policy. As of March 31, 2025, customers rated us an average of 4.7 out of 5.0 from over 221,000 surveys on our website since inception, fostering repeat business and a strong referral network.

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have historically experienced rapid growth in sales through our website www.carvana.com. During the three months ended March 31, 2025, the number of vehicles we sold to retail customers increased by 45.7% to 133,898, compared to 91,878 in the three months ended March 31, 2024.

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

We are simultaneously maintaining our focus on efficiency gains and other profitability initiatives, while continuing to invest in technology and infrastructure to support efficient growth in retail units sold absent any material changes in macroeconomic conditions. This includes continued investment in our vehicle acquisition, reconditioning and logistics network, as well as continued investment in product development and engineering to deliver customers a best-in-class experience.

Revenue and Gross Profit

We generate revenue on retail units sold from four primary sources: the sale of the retail vehicles, wholesale sales of vehicles we acquire from customers, including sales through our wholesale marketplace, gains on the sales of loans originated to finance the vehicles, and sales of complementary products.

Our largest source of revenue, retail vehicle sales, totaled $3.0 billion and $2.2 billion during the three months ended March 31, 2025 and 2024, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate a majority of gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. Retail vehicle sales also include shipping and delivery fees and service revenue from retail marketplace transactions, which are retail marketplace partner vehicles sold to customers through Carvana that receive net revenue treatment.

Wholesale sales and revenues includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. We also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $863 million and $657 million during the three months ended March 31, 2025 and 2024, respectively. We generally expect wholesale sales to trend proportionately with retail units sold through inventory we acquire via trade-ins and from customers who wish to sell us a car independent of a retail sale as well as with wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate and sales commissions on complementary products such as VSCs, GAP waiver coverage, and auto insurance totaled $389 million and $229 million during the three months ended March 31, 2025 and 2024, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and complementary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

Our highest priority continues to be providing exceptional customer experiences while improving efficiency and utilizing our infrastructure to support efficient growth in retail units sold to help us move along the path to achieve sustained profitability. Strategies to support efficient growth initiatives, which we may undertake from time to time, include the following:

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

Effects of Tariffs

The global trade environment is uncertain and rapidly evolving. We will continue to monitor changes in tariff policy and the impact of these changes on our industry and the economy and seek to adjust to these changes as efficiently as possible.

Investment in Growth

For the past several years we have been and continue to be focused on driving fundamental gains in gross profit per unit and operational efficiency, flexibility, and scalability through process and technology improvements to increase profitability and provide a strong foundation for profitable growth. As we continue targeting initiatives aimed at improving efficiencies, we are simultaneously investing in the profitable expansion of our business. While we intend to become increasingly efficient over time absent any material changes in macroeconomic conditions, we also anticipate that our operating expenses will increase as we grow retail units sold, wholesale units sold, and wholesale marketplace units transacted. There is no guarantee that we will be able to realize the desired return on our investments.

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

	Three Months Ended March 31,
	2025	2024
Retail units sold	133,898	91,878
Average monthly unique visitors (in thousands)	17,421	16,612
Total website units	53,707	30,694
Total gross profit per unit	$6,938	$6,432
Total gross profit per unit, non-GAAP	$7,140	$6,802

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

Average Monthly Unique Visitors

We define a monthly unique visitor as an individual who has visited our website or iOS/Android application within a calendar month, based on data provided by Google Analytics. We calculate average monthly unique visitors as the sum of monthly unique visitors in a given period, divided by the number of months in that period. We view average monthly unique visitors as a key indicator of the strength of our brand, the effectiveness of our advertising and merchandising campaigns, and consumer awareness of our brand. During 2024, the methodology used by Google Analytics to count unique visitors changed to include individuals visiting our iOS/Android application, in addition to those visiting our website. We believe this change allows us to more accurately calculate and reflect average monthly unique visitors. To conform to current period presentation, we have recast average monthly unique visitors for the three months ended March 31, 2024. The change in measurement methodology resulted in 4.2% more average monthly unique visitors for the three months ended March 31, 2024, compared to previously reported numbers.

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

Total Gross Profit per Unit

We define total gross profit per unit as the aggregate gross profit in a given period, divided by retail units sold in that period including gross profit generated from the sale of retail vehicles, gains on the sales of loans originated to finance the vehicles, commissions on sales of VSCs, GAP waiver coverage and other complementary products, and gross profit generated from wholesale sales of vehicles. We operate an integrated business with the objective of increasing the number of retail units sold and total gross profit per unit. Gross profits generated from the sale of retail and wholesale units are interrelated. For example, our nationwide reconditioning and inspection centers are designed to produce vehicles for both retail and wholesale sales, our vehicle storage locations have shared parking for both retail and wholesale vehicles, and our integrated multi-vehicle logistics and last mile delivery network is operated in service of both retail and wholesale sales. Such interrelationships require us to share finite operational capacity and optimize joint decisions between retail and wholesale sales, in order to position us to achieve our objective of increasing total gross profit per unit. As a result, the inclusion of gross profit generated from wholesale sales of vehicles in total gross profit per unit reflects our integrated business model and the interrelationship between wholesale and retail vehicle sales. We believe the total gross profit per unit metrics provide investors with the greatest opportunity to view our performance through the same lens that our management does, and therefore assists investors to best evaluate our business and measure our progress.

Total Gross Profit per Unit, Non-GAAP

We define total gross profit per unit, non-GAAP as the aggregate gross profit, non-GAAP in a given period, divided by retail units sold in that period. Gross profit, non-GAAP is defined as gross profit plus depreciation and amortization expense in cost of sales and share-based compensation expense in cost of sales, minus revenue related to warrants to purchase shares of Root's Class A common stock (the "Root Warrants") as discussed in Note 17 — Fair Value of Financial Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q. Refer to "Non-GAAP Financial Measures" for more information, including the reconciliation of non-GAAP financial measures to the most directly comparable financial measures under generally accepted accounting principles in the United States ("GAAP").

Components of Results of Operations

Retail Vehicle Sales

Retail vehicle sales represent the aggregate sales of new and used vehicles to customers through our website. Revenue from retail vehicle sales is recognized upon delivery to the customer or pick up of the vehicle by the customer, and is reported net of a reserve for expected returns. Factors affecting retail vehicle sales revenue include the number of retail units sold and the average selling price of these vehicles. Changes in retail units sold are a much larger driver of changes in revenue than are changes in average selling price.

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

The number of retail vehicles we sell depends on the volume of traffic to our website, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customers' purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general macroeconomic and used car industry conditions, including those that could arise from the global trade environment. On a quarterly basis, the number of retail vehicles we sell is also affected by seasonality, with demand for retail vehicles generally reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of retail vehicle sales generally expected to occur in the fourth calendar quarter. In 2023, heightened inflation and rising interest rates resulted in lower demand for used vehicles. Heightened inflation and interest rates persisted during the first several months of 2024, and, to a lesser extent, during the remainder of 2024, but were outweighed by seasonal demand associated with the timing of tax refunds and certain of our initiatives focused on growth in retail units sold. In the three months ended March 31, 2025, inflation and high interest rates did not have a material impact on our business.

Our revenue per retail unit depends on macroeconomic and used car industry conditions, including those that could arise from the global trade environment, the mix of vehicles we acquire, retail prices in our markets, our pricing strategy, our average days to sale, and the number of retail marketplace units sold. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. We also generally expect lower average days to sale to be associated with higher retail average selling prices due to decreased vehicle depreciation prior to sale, all other factors being equal.

Wholesale Sales and Revenues

Wholesale sales and revenues include the aggregate proceeds we receive on vehicles we acquire and sell to wholesalers, and wholesale marketplace revenues. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade-in their existing vehicles when making a purchase from us. Factors affecting wholesale sales and revenues include the number of wholesale units sold, the average wholesale selling price of these vehicles, and macroeconomic conditions, including those that could arise from the global trade environment. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market, including the level of depreciation in the wholesale vehicle market. Wholesale sales and revenues includes aggregate proceeds we receive on vehicles sold to DriveTime through competitive online auctions that are managed by an unrelated third party and through the Company's wholesale marketplace platform. Wholesale marketplace revenues include revenue earned from the sale of wholesale marketplace units by third-party sellers to buyers through our wholesale marketplace platform, including auction fees and related services revenue.

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of loans we originate and sell in securitization transactions or to financing partners, reported net of a reserve for expected repurchases, commissions we receive on VSCs, sales of GAP waiver coverage, and auto insurance, including Root Warrants we receive on sales of auto insurance.

We generally seek to sell the loans we originate to securitization trusts we sponsor and establish or to financing partners. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that we sell to the securitization trusts. We also sell the loans we originate under committed forward-flow arrangements, including a Master Purchase and Sale Agreement (as defined in Note 7 — Finance Receivable Sale Agreements of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q), and through fixed pool loan sales, with financing partners who generally acquire them at premium prices without recourse to us for their post-sale performance. Factors affecting revenue from these sales include the number of loans we originate, the average principal balance of the loans, the credit quality of the portfolio, the price at which we are able to sell them in securitization transactions or to financing partners, and economic conditions in the capital markets.

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

We receive a commission for selling VSCs that DriveTime Automotive Group, Inc. (together with its consolidated affiliates, collectively, "DriveTime") administers under a master dealer agreement with DriveTime. The commission revenue we recognize on VSCs depends on the number of retail units we sell, the conversion rate of VSCs on these sales, commission rates we receive, VSC early cancellation frequency and product features. The GAP waiver coverage revenue we recognize depends on the number of retail units we sell, the number of customers that choose to finance their purchases with us, the frequency of GAP waiver coverage early cancellation, and the conversion rate of GAP waiver coverage on those sales.

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

Retail Vehicle Gross Profit

Retail vehicle gross profit is primarily the vehicle sales price minus our costs of sales associated with vehicles that we list and sell. Retail vehicle gross profit per unit is our aggregate retail vehicle gross profit in any measurement period divided by the number of retail units sold in that period.

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

Interest Expense, Net

Interest expense, net includes interest incurred on our various tranches of Senior Secured Notes and Senior Unsecured Notes, our Floor Plan Facility, and our Finance Receivable Facilities (each as defined in Note 9 — Debt Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q), as well as our finance leases, and long-term debt, which are used to fund general working capital, our inventory, our transportation fleet, and certain of our property and equipment. Interest expense also includes amortization of capitalized debt issuance costs, which is offset by amortization of debt premium and interest income earned on cash and cash equivalents. Interest expense excludes the interest incurred during various construction projects to build, upgrade or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Other Income, Net

Other income, net includes changes in fair value on our beneficial interests in securitizations, purchase price adjustment receivables, and fair value adjustments related to our Root Warrants as discussed in Note 17 — Fair Value of Financial Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q. Other income, net also includes expense related to our Tax Receivable Agreement ("TRA") liability. Refer to Note 14 — Income Taxes for further discussion of the TRA.

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

Results of Operations

	Three Months Ended March 31,
	2025	2024	Change

	(dollars in millions, except per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$2,980	$2,175	37.0%
Wholesale sales and revenues (1)	863	657	31.4%
Other sales and revenues (2)	389	229	69.9%
Total net sales and operating revenues	$4,232	$3,061	38.3%
Gross profit:
Retail vehicle gross profit	$429	$283	51.6%
Wholesale gross profit (1)	111	79	40.5%
Other gross profit (2)	389	229	69.9%
Total gross profit	$929	$591	57.2%
Unit sales information:
Retail vehicle unit sales	133,898	91,878	45.7%
Wholesale vehicle unit sales	63,454	44,155	43.7%
Per unit revenue:
Retail vehicles	$22,256	$23,673	(6.0)%
Wholesale vehicles (3)	$9,865	$9,625	2.5%
Per retail unit gross profit:
Retail vehicle gross profit	$3,204	$3,080	4.0%
Wholesale gross profit	829	860	(3.6)%
Other gross profit	2,905	2,492	16.6%
Total gross profit	$6,938	$6,432	7.9%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (4)	$1,009	$1,042	(3.2)%
Wholesale marketplace:
Wholesale marketplace units transacted	248,624	242,647	2.5%
Wholesale marketplace revenues	$237	$232	2.2%
Wholesale marketplace gross profit (5)	$47	$33	42.4%

(1) Includes $8 and $7, respectively, of wholesale sales and revenues from related parties.
(2) Includes $72 and $42, respectively, of other sales and revenues from related parties.
(3) Excludes wholesale marketplace revenues and wholesale marketplace units transacted.
(4) Excludes wholesale marketplace gross profit and wholesale marketplace units transacted.
(5) Includes $16 and $25, respectively, of depreciation and amortization expense.

Retail Vehicle Sales

Retail vehicle sales increased by $805 million to $3.0 billion during the three months ended March 31, 2025, compared to $2.2 billion during the three months ended March 31, 2024. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 133,898 from 91,878 during the three months ended March 31, 2025 and 2024, respectively, partially offset by a decrease in retail revenue per retail unit sold to $22,256 in the three months ended March 31, 2025 from $23,673 in the prior year, due primarily to higher retail marketplace units sold as a share of total retail units sold, partially offset by faster turn times, compared to the three months ended March 31, 2024.

Wholesale Sales and Revenues

Wholesale sales and revenues increased by $206 million to $863 million during the three months ended March 31, 2025, compared to $657 million during the three months ended March 31, 2024. The increase in revenue was primarily due to an increase in the number of wholesale units sold to 63,454 from 44,155 during the three months ended March 31, 2025 and 2024, respectively. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Additionally, wholesale marketplace revenues were higher during the three months ended March 31, 2025 at $237 million, compared to $232 million during the three months ended March 31, 2024, primarily due to an increase in the number of wholesale marketplace units transacted to 248,624 from 242,647 during the three months ended March 31, 2025 and 2024, respectively.

Other Sales and Revenues

Other sales and revenues increased by $160 million to $389 million during the three months ended March 31, 2025, compared to $229 million during the three months ended March 31, 2024. The increase was primarily due to an increase in gain on loan sales as a result of increased retail units sold, more loan sales, and higher loan sale spreads during the three months ended March 31, 2025.

Retail Vehicle Gross Profit

Retail vehicle gross profit increased by $146 million to $429 million during the three months ended March 31, 2025, compared to $283 million during the three months ended March 31, 2024. This increase was driven primarily by an increase in the number of retail vehicles sold to 133,898 from 91,878 during the three months ended March 31, 2025 and 2024, respectively. Additionally, retail vehicle gross profit per unit increased to $3,204 for the three months ended March 31, 2025, compared to $3,080 for the three months ended March 31, 2024. The per unit increase was primarily driven by lower reconditioning and inbound transport costs and lower depreciation rates, partially offset by lower spreads between retail market and wholesale market prices during the three months ended March 31, 2025.

Wholesale Gross Profit

Wholesale gross profit increased by $32 million to $111 million during the three months ended March 31, 2025, compared to $79 million during the three months ended March 31, 2024. This increase was primarily driven by an increase in wholesale units sold to 63,454 from 44,155 for the three months ended March 31, 2025 and 2024, respectively. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Additionally, the increase was driven by an increase in wholesale marketplace gross profit by $14 million to $47 million during the three months ended March 31, 2025, compared to $33 million for the three months ended March 31, 2024, due to an increase in the number of wholesale marketplace units transacted to 248,624 from 242,647 during the three months ended March 31, 2025 and 2024, respectively.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended March 31,
	2025	2024

	(in millions)
Compensation and benefits (1)	$199	$173
Advertising	72	54
Market occupancy (2)	16	18
Logistics (3)	37	29
Other (4)	211	182
Total	$535	$456

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

Selling, general and administrative expenses increased by $79 million to $535 million during the three months ended March 31, 2025, compared to $456 million during the three months ended March 31, 2024, primarily due to higher employee headcount and other SG&A expenses, primarily associated with higher retail units sold.

Other Operating Expense, Net

Other operating expense, net was zero and $1 million for the three months ended March 31, 2025 and 2024, respectively.

Interest Expense, Net

Interest expense, net decreased by $34 million to $139 million during the three months ended March 31, 2025 compared to $173 million during the three months ended March 31, 2024, primarily due to lower interest on the Senior Secured Notes as a result of repurchases and our election to pay cash interest on the 2028 and 2030 Senior Secured Notes (each as defined in Note 9 — Debt Instruments), higher interest income, and lower Finance Receivable Facilities and Floor Plan Facility interest expense as a result of lower average balances during the three months ended March 31, 2025.

Loss on Debt Extinguishment

Loss on debt extinguishment was $2 million during the three months ended March 31, 2025 due to the repurchase of $52 million of principal amount of 2028 Senior Secured Notes in the open market for $55 million, which included less than $1 million of accrued interest and pro-rata write-offs of unamortized debt issuance costs and unamortized premium.

Other Income, Net

Other income, net was $122 million during the three months ended March 31, 2025 and was primarily due to a $158 million increase in the fair value of Root Warrants, partially offset by a $40 million TRA expense, compared to $87 million during the three months ended March 31, 2024 which was primarily due to a $75 million increase in the fair value Root Warrants and a $9 million increase in the fair value of our beneficial interests in securitizations.

Income Tax Provision (Benefit)

Income tax provision (benefit) changed by $3 million to a provision of $2 million during the three months ended March 31, 2025, compared to a benefit of $1 million during the three months ended March 31, 2024.

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

Adjusted EBITDA is defined as net income plus (minus) income tax provision (benefit), interest expense, net, other operating expense, net, depreciation and amortization expense in cost of sales and SG&A expenses, share-based compensation expense in cost of sales and SG&A expenses, and loss on debt extinguishment, minus other income, net and revenue related to our Root Warrants. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of total revenues.

Gross profit, non-GAAP is defined as GAAP gross profit plus depreciation and amortization expense in cost of sales and share-based compensation expense in cost of sales, minus revenue related to our Root Warrants. Total gross profit per retail unit, non-GAAP is Gross profit, non-GAAP divided by retail vehicle unit sales.

SG&A expenses, non-GAAP is defined as GAAP SG&A expenses minus depreciation and amortization expense in SG&A expenses and share-based compensation expense in SG&A expenses. Total SG&A expenses per retail unit, non-GAAP is SG&A expenses, non-GAAP divided by retail vehicle unit sales.

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

A reconciliation of Adjusted EBITDA to net income, Gross profit, non-GAAP to gross profit, and SG&A expenses, non-GAAP to SG&A expenses, which are the most directly comparable GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A expenses per retail unit, non-GAAP is as follows:

	Three Months Ended March 31,
	2025	2024

	(dollars in millions, except per unit amounts)
Net income	$373	$49
Income tax provision (benefit)	2	(1)
Interest expense, net	139	173
Other operating expense, net	—	1
Other income, net	(122)	(87)
Depreciation and amortization expense in cost of sales	31	39
Depreciation and amortization expense in SG&A expenses	42	43
Share-based compensation expense in cost of sales	1	—
Share-based compensation expense in SG&A expenses	25	23
Root warrant revenue	(5)	(5)
Loss on debt extinguishment	2	—
Adjusted EBITDA	$488	$235

Total revenues	$4,232	$3,061
Net income margin	8.8%	1.6%
Adjusted EBITDA margin	11.5%	7.7%

Gross profit	$929	$591
Depreciation and amortization expense in cost of sales	31	39
Share-based compensation expense in cost of sales	1	—
Root warrant revenue	(5)	(5)
Gross profit, non-GAAP	$956	$625

Retail vehicle unit sales	133,898	91,878
Total gross profit per retail unit	$6,938	$6,432
Total gross profit per retail unit, non-GAAP	$7,140	$6,802

SG&A expenses	$535	$456
Depreciation and amortization expense in SG&A expenses	42	43
Share-based compensation expense in SG&A expenses	25	23
SG&A expenses, non-GAAP	$468	$390

Retail vehicle unit sales	133,898	91,878
Total SG&A expenses per retail unit	$3,996	$4,963
Total SG&A expenses per retail unit, non-GAAP	$3,495	$4,245

Liquidity and Capital Resources

General

We generate cash from the sale of retail vehicles, wholesale vehicles, loans we originate, and VSCs, GAP waiver coverage, and other complementary products. We generate additional cash flows through our financing activities including our short-term revolving inventory and finance receivable facilities and real estate and equipment financing, the issuance of debt securities and new issuances of equity. Going forward, we expect to fund growth and expansion primarily through cash generated from operating activities, while retaining the option to utilize financing activities as a supplemental source if necessary.

In response to the macroeconomic environment, our focus in past years was on driving profitability through initiatives to better conform our expense structure to unit volume levels and create a strong operational foundation, allowing us to shift focus beginning in 2024 to the long-term phase of driving profitable growth. We expect to continue our focus on profitability initiatives as we continue to grow, assuming stability in the macroeconomic environment. We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months.

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts in the long-term depends on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which are beyond our control. Our future capital requirements depend on many factors, including our ability to generate cash from operating activities, our ability to refinance indebtedness, our ability to obtain supplemental liquidity through debt, equity, including the issuance of equity pursuant to our ATM Program, strategic relationships or other arrangements on terms available or acceptable to us, our rate of revenue growth, our build-outs of ADESA auction sites to provide IRC capabilities, the timing and extent of our spending to support our technology and software development efforts, our advertising spend, and increased population coverage. If we need to obtain supplemental liquidity, there can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future.

On July 19, 2023, the Company entered into an agreement (the "Distribution Agreement") to establish an ATM Program, and on July 31, 2024, the Company refreshed the ATM Program by entering into an Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC. On February 19, 2025, the Company further refreshed the ATM Program by entering into a Second Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., and Virtu Americas LLC. Under the ATM Program as of March 31, 2025, the Company could sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 21 million shares of Class A common stock, from time to time. There was no activity pursuant to the ATM Program during the three months ended March 31, 2025.

Finally, subject to the restrictions in the indentures governing the Senior Secured Notes, we or our affiliates have and may again, at any time, and from time to time, repurchase shares of our Class A common stock, our Senior Unsecured Notes, our Senior Secured Notes, or any other securities we may issue, from time to time, in open market transactions, privately negotiated transactions, in exchange for property or other securities or otherwise. In addition, subject to the restrictions in the indentures governing the Senior Secured Notes and the terms of such notes and our Senior Unsecured Notes, we may redeem all or portions of such notes. During the three months ended March 31, 2025, we repurchased and cancelled $52 million of principal amount of 2028 Senior Secured Notes. Any additional repurchase or redemption decisions will be made after consideration of market conditions and liquidity needs and will be upon such terms and at such prices as we determine appropriate. However, there is no guarantee that a repurchase or redemption will take place.

Liquidity Resources

We had the following committed liquidity resources, secured debt capacity, and other unpledged assets available as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(in millions)
Cash and cash equivalents	$1,858	$1,716
Availability under short-term revolving facilities (1)	1,881	1,879
Committed liquidity resources available	$3,739	$3,595
Super senior debt capacity	1,500	1,500
Pari passu senior debt capacity	511	485
Unpledged beneficial interests in securitizations	111	110
Total liquidity resources	$5,861	$5,690

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

Availability under short-term revolving facilities is the available amount we can borrow under the Floor Plan Facility and Finance Receivable Facilities based on the value of pledgeable vehicle inventory and finance receivables on our balance sheet on the period end date. Availability under short-term revolving facilities is distinct from the total commitment amount of these facilities because it represents the amount we are able to borrow as of period end, rather than committed future amounts that could be borrowed to finance future additional assets. Effective November 1, 2023, we amended our vehicle inventory Floor Plan Facility to resize the line of credit to $1.5 billion through April 30, 2025 and further renewed until April 30, 2027 on April 29, 2025. See Note 9 — Debt Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

As of March 31, 2025 and December 31, 2024, the short-term revolving facilities had a total commitment of $4.2 billion each period, an outstanding balance of $64 million and $67 million, respectively, and unused capacity of $4.1 billion each period.

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

Additionally, in January 2025, and subsequently in April 2025, we amended our Master Purchase and Sale Agreement to, among other things, reestablish the commitment by the purchaser to purchase up to $4.0 billion of principal balances of finance receivables between April 30, 2025 and April 29, 2026. See Note 7 — Finance Receivable Sale Agreements of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

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
As of March 31, 2025 and December 31, 2024, our outstanding principal amount of indebtedness was $5.5 billion each period and is summarized in the table below. See Note 9 — Debt Instruments included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt.

	March 31, 2025	December 31, 2024

	(in millions)
Asset-Based Financing:
Floor plan facility	$64	$67
Financing of beneficial interests in securitizations	364	354
Real estate financing	485	485
Total asset-based financing	913	906
Senior Secured Notes (1)	4,378	4,358
Senior Unsecured Notes	205	205
Total debt	5,496	5,469
Less: current portion	(300)	(302)
Less: unamortized debt issuance costs (2)	(44)	(46)
Plus: unamortized premium (3)	25	27
Total included in long-term debt, net	$5,177	$5,148

(1) Includes $38 million and $105 million of accrued paid-in-kind ("PIK") interest as of March 31, 2025 and December 31, 2024, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.
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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Net cash provided by operating activities	$232	$101
Net cash (used in) provided by investing activities	(35)	7
Net cash used in financing activities	(53)	(375)
Net increase (decrease) in cash, cash equivalents and restricted cash	144	(267)
Cash, cash equivalents and restricted cash at beginning of period	1,760	594
Cash, cash equivalents and restricted cash at end of period	$1,904	$327

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, and VSCs, GAP waiver coverage, and other complementary products. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and cash used to acquire customers. Cash provided by operating activities was $232 million and $101 million during the three months ended March 31, 2025 and 2024, respectively, an increase in cash provided by operating activities of $131 million, primarily due to an improvement in operating results, partially offset by an increase in interest paid due to our election to pay cash interest on the 2028 and 2030 Senior Secured Notes during the three months ended March 31, 2025.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment. Cash used in investing activities was $35 million and cash provided by investing activities was $7 million during the three months ended March 31, 2025 and 2024, respectively, a decrease in cash provided by investing activities of $42 million, primarily due to the $24 million acquisition of a franchise dealership along with increased purchases of property and equipment during the three months ended March 31, 2025.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including proceeds from and payments on our short-term revolving facilities. Cash used in financing activities was $53 million and $375 million during the three months ended March 31, 2025 and 2024, respectively, a decrease in cash used in financing activities of $322 million, primarily driven by lower payments on short-term revolving facilities relative to borrowings, partially offset by higher payments on long-term debt due to our repurchases of $52 million of principal amount of the 2028 Senior Secured Notes in the open market for $55 million during the three months ended March 31, 2025.

Contractual Obligations and Commitments

As of March 31, 2025, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 19, 2025.

Fair Value Measurements

We report money market securities, certain receivables, warrants to acquire Root's Class A common stock and beneficial interests in securitizations at fair value. See Note 17 — Fair Value of Financial Instruments, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 19, 2025.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "envision," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "target," "potential," "will," "would," and other similar expressions or variations or negatives of these words, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•expectations relating to the used car market and our industry, including with respect to the impact of tariffs on our business;
•macroeconomic conditions, economic slowdown or recessions;
•future financial position;
•expectations and plans regarding our business strategy;
•budgets, projected costs, and plans;
•future industry growth;
•financing sources;
•short- and long-term liquidity;
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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues, including tariffs and trade restrictions;
•our ability to raise additional capital to pursue our objectives;
•our ability to effectively manage our rapid growth;
•our ability to maintain customer service quality and reputational integrity and enhance our brand;
•changes in prices of new and used vehicles;
•the seasonal and other fluctuations in our quarterly and annual operating results;
•our relationship with DriveTime and its other entities affiliated with our controlling stockholder;
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
•the risk retention rules under the Dodd-Frank Act;
•the nature of being a holding company;
•the potential for conflicts of interest between our stockholders and LLC Unitholders;
•risks related to payments due to LLC Unitholders under the Tax Receivable Agreement, if we derive benefits from using certain tax attributes;
•our status as a "controlled company";
•our substantial indebtedness;
•our ability to generate sufficient cash flow;
•the volatile trading price of our Class A common stock;
•the Garcia Parties’ control us and their interests may conflict with our or our stockholders’ interests;
•dilution due to issuance of additional Class A common stock or LLC Units in the future;
•Delaware law and our charter may prevent stockholders from changing decisions made by management;
•the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation; and
•other factors disclosed in the section titled "Risk Factors" in our most recent Annual Report on Form 10-K and other filings we make with the Securities and Exchange Commission.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date thereof. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 19, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding our risk factors is disclosed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, filed on February 19, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended March 31, 2025, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged 0.1 million LLC Units for 0.1 million newly issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections

On March 6, 2025, after completion of all sales under his previous trading plan and its resulting expiration, Ira Platt, a member of the Company's board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Platt's 10b5-1 Plan provides for the potential sale of up to 5,674 shares of Class A common stock, between the first potential sale date on June 5, 2025 and the expiration of the 10b5-1 Plan on December 31, 2026.

On March 11, 2025, after completion of all sales under his previous trading plan and its resulting expiration, Gregory Sullivan, a member of the Company's board of directors, entered into a 10b5-1 Plan. Mr. Sullivan's 10b5-1 Plan provides for the potential sale of up to 5,000 shares of Class A common stock, between the first potential sale date on June 10, 2025 and the expiration of the 10b5-1 Plan on March 31, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Carvana Co., dated April 27, 2017 (incorporated by reference to Exhibit 3.1 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Carvana Co., dated May 5, 2025, filed herewith.
3.3	Amended and Restated Bylaws of Carvana Co., dated April 27, 2017 (incorporated by reference to Exhibit 3.2 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).
10.1*
Second Amended and Restated Inventory Financing and Security Agreement, dated as of April 29, 2025, by and among Ally Bank, Ally Financial Inc., and Carvana, LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on April 29, 2025).

10.2*
Sixth Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated January 3, 2025, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on January 6, 2025).

10.3
Seventh Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated April 29, 2025, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on April 29, 2025).

10.4
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

Date:	May 7, 2025	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)