Form 10-Q
period 2025-06-30
CARVANA CO.
filed 2025-07-30
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of July 28, 2025, the registrant had 138,083,496 shares of Class A common stock outstanding and 77,119,946 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,857	$1,716
Restricted cash	73	44
Accounts receivable, net	320	303
Finance receivables held for sale, net	767	612
Vehicle inventory	2,023	1,608
Beneficial interests in securitizations	466	464
Other current assets, including $5 and $4, respectively, due from related parties	167	122
Total current assets	5,673	4,869
Property and equipment, net	2,722	2,773
Operating lease right-of-use assets, including $8 and $13, respectively, from leases with related parties	430	440
Intangible assets, net	32	34
Goodwill	2	—
Other assets	507	368
Total assets	$9,366	$8,484
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $24 and $17, respectively, due to related parties	$893	$856
Short-term revolving facilities	72	67
Current portion of long-term debt	312	309
Other current liabilities, including $38 and $16, respectively, due to related parties	140	106
Total current liabilities	1,417	1,338
Long-term debt, excluding current portion	5,323	5,256
Operating lease liabilities, excluding current portion, including $6 and $10, respectively, from leases with related parties	402	414
Other liabilities, including $62 and $48, respectively, due to related parties	107	101
Total liabilities	7,249	7,109
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of each of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 136,498 and 133,271 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 78,465 and 79,119 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,747	2,676
Accumulated deficit	(1,017)	(1,416)
Total stockholders' equity attributable to Carvana Co.	1,730	1,260
Non-controlling interests	387	115
Total stockholders' equity	2,117	1,375
Total liabilities & stockholders' equity	$9,366	$8,484
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and operating revenues:
Retail vehicle sales, net	$3,405	$2,411	$6,385	$4,586
Wholesale sales and revenues, including $9, $7, $17 and $14, respectively, from related parties	1,024	720	1,887	1,377
Other sales and revenues, including $83, $47, $155 and $89, respectively, from related parties	411	279	800	508
Net sales and operating revenues	4,840	3,410	9,072	6,471
Cost of sales, including $4, $3, $7 and $5, respectively, to related parties	3,776	2,695	7,079	5,165
Gross profit	1,064	715	1,993	1,306
Selling, general and administrative expenses, including $8, $8, $15 and $15, respectively, to related parties	551	455	1,086	911
Other operating expense, net	2	1	2	2
Operating income	511	259	905	393
Interest expense, net	143	173	282	346
Loss on debt extinguishment	—	2	2	2
Other expense (income), net	60	35	(62)	(52)
Net income before income taxes	308	49	683	97
Income tax provision	—	1	2	—
Net income	308	48	681	97
Net income attributable to non-controlling interests	125	30	282	51
Net income attributable to Carvana Co.	$183	$18	$399	$46

Net earnings per share of Class A common stock - basic	$1.35	$0.15	$2.96	$0.39
Net earnings per share of Class A common stock - diluted	$1.28	$0.14	$2.79	$0.36

Weighted-average shares of Class A common stock outstanding - basic	135,414	118,930	134,740	117,614
Weighted-average shares of Class A common stock outstanding - diluted	143,230	128,465	142,923	126,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2023	114,239	$—	85,619	$—	$1,869	$(1,626)	$(627)	$(384)
Net income	—	—	—	—	—	28	21	49
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	29	—	—	—	(6)	—	6	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	1	—	—	1
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(1)	—	—	(1)
Contribution of Class A common stock from related party	(1)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested RSUs	2,272	—	—	—	—	—	—	—
Options exercised	19	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	24	—	—	24
Balance, March 31, 2024	116,558	$—	85,619	$—	$1,887	$(1,598)	$(600)	$(311)
Net income	—	—	—	—	—	18	30	48
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	3,047	—	—	—	347	—	—	347
Adjustments to the non-controlling interests related to equity offering	—	—	—	—	(155)	—	155	—
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	73	—	—	—	(4)	—	4	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	25	—	—	25
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(25)	—	—	(25)
Issuance of Class A common stock to settle vested RSUs	1,172	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	6	—	—	—	1	—	—	1
Options exercised	198	—	—	—	3	—	—	3
Equity-based compensation	—	—	—	—	27	—	—	27
Balance, June 30, 2024	121,054	$—	85,619	$—	$2,106	$(1,580)	$(411)	$115

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2024	133,271	$—	79,119	$—	$2,676	$(1,416)	$115	$1,375
Net income	—	—	—	—	—	216	157	373
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	55	—	—	—	1	—	(1)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	(2)	(2)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	3	—	—	3
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(3)	—	—	(3)
Issuance of Class A common stock to settle vested RSUs	926	—	—	—	—	—	—	—
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(4)	—	—	(4)
Options exercised	147	—	—	—	5	—	—	5
Equity-based compensation	—	—	—	—	26	—	—	26
Balance, March 31, 2025	134,399	$—	79,119	$—	$2,704	$(1,200)	$269	$1,773
Net income	—	—	—	—	—	183	125	308
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	816	—	(654)	—	5	—	(5)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	(2)	(2)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	64	—	—	64
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(64)	—	—	(64)
Issuance of Class A common stock to settle vested RSUs	695	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	3	—	—	—	1	—	—	1
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(9)	—	—	(9)
Options exercised	585	—	—	—	16	—	—	16
Equity-based compensation	—	—	—	—	30	—	—	30
Balance, June 30, 2025	136,498	$—	78,465	$—	$2,747	$(1,017)	$387	$2,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$681	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	141	158
Equity-based compensation expense	50	45
Loss on disposal of property and equipment	2	2
Loss on debt extinguishment	2	2
Payment-in-kind interest expense	146	285
Provision for bad debt and valuation allowance	10	17
Amortization of debt issuance costs	3	9
Unrealized gain on warrants to acquire Root Class A common stock	(123)	(53)
Unrealized gain on beneficial interests in securitizations	(4)	(14)
Changes in finance receivable related assets:
Originations of finance receivables	(5,746)	(3,888)
Proceeds from sale of finance receivables, net	5,916	4,012
Gain on loan sales	(547)	(317)
Principal payments received on finance receivables held for sale	117	90
Other changes in assets and liabilities:
Vehicle inventory	(404)	(70)
Accounts receivable	(22)	(88)
Other assets	(52)	9
Accounts payable and accrued liabilities	36	145
Operating lease right-of-use assets	10	(11)
Operating lease liabilities	(9)	15
Other liabilities	54	10
Net cash provided by operating activities	261	455
Cash Flows from Investing Activities:
Purchases of property and equipment	(58)	(40)
Proceeds from disposal of property and equipment	1	8
Payments for acquisitions, net of cash acquired	(24)	—
Principal payments received on and proceeds from sale of beneficial interests	27	41
Net cash (used in) provided by investing activities	(54)	9
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	2,136	1,746
Payments on short-term revolving facilities	(2,131)	(2,342)
Proceeds from issuance of long-term debt	79	101
Payments on long-term debt	(98)	(303)
Payments of debt issuance costs	(11)	(3)
Payments of tax made on behalf of non-controlling members	(4)	—
Net proceeds from issuance of Class A common stock and LLC Units	—	347
Tax receivable agreement payments	(17)	—
Proceeds from equity-based compensation plans	22	3
Tax withholdings related to restricted stock units	(13)	—
Net cash used in financing activities	(37)	(451)
Net increase in cash, cash equivalents and restricted cash	170	13
Cash, cash equivalents, and restricted cash at beginning of period	1,760	594
Cash, cash equivalents, and restricted cash at end of period	$1,930	$607
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

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of June 30, 2025, Carvana Co. owned approximately 63.1% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 36.9%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2025, results of operations and changes in stockholders' equity (deficit) for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary. All intercompany balances and transactions have been eliminated.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Liquidity

The Company has incurred losses in prior periods and may incur additional losses in the future as it continues to focus on driving profitable growth. Historically, the Company's capital and liquidity needs have been primarily satisfied through its debt and equity financings, operating cash flows, and short-term revolving facilities. During the three months ended June 30, 2025, the Company (i) amended its Master Purchase and Sale Agreement (as defined below) to reestablish the commitment by Ally Bank and Ally Financial Inc. (collectively the "Ally Parties") for the purchase up to $4.0 billion of principal balances of finance receivables between April 30, 2025 and April 29, 2026; and (ii) amended its Floor Plan Facility with the Ally Parties to renew the line of credit at $1.5 billion until April 30, 2027. Management believes that current working capital, cash flows from operations, and expected continued or new financing arrangements will be sufficient to fund operations for at least one year from the financial statement issuance date.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Segment information for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Net sales and operating revenues	$4,840	$3,410	$9,072	$6,471
Cost of sales	3,776	2,695	7,079	5,165
Gross profit	1,064	715	1,993	1,306
Compensation and benefits	201	168	400	341
Advertising	84	55	156	109
Market occupancy	16	17	32	35
Logistics	38	28	75	57
Other (1)	212	187	423	369
Other operating expense, net	2	1	2	2
Operating income	511	259	905	393
Interest expense, net	143	173	282	346
Loss on debt extinguishment	—	2	2	2
Other expense (income), net	60	35	(62)	(52)
Net income before income taxes	308	49	683	97
Income tax provision	—	1	2	—
Net income	$308	$48	$681	$97

(1) Other costs include all other selling, general and administrative expenses such as IT expenses, corporate occupancy, professional services and insurance, limited warranty, and title and registration.

Accounting Standards Issued But Not Yet Adopted

The Company assessed all Accounting Standards Updates ("ASU") issued during the three months ended June 30, 2025 but not yet adopted and determined they are not relevant to the Company or are not expected to have a material impact upon adoption. The Company is currently evaluating the impact of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures and ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses on the presentation of its consolidated financial statements and accompanying notes.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	(in millions)
Land and site improvements	$1,334	$1,335
Buildings and improvements	1,413	1,380
Transportation fleet	557	545
Software	331	301
Furniture, fixtures, and equipment	155	147
Total property and equipment excluding construction in progress	3,790	3,708
Less: accumulated depreciation and amortization on property and equipment	(1,123)	(994)
Property and equipment excluding construction in progress, net	2,667	2,714
Construction in progress	55	59
Property and equipment, net	$2,722	$2,773

Depreciation and amortization expense on property and equipment in cost of sales was $27 million and $35 million during the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $37 million and $36 million during the three months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization expense on property and equipment in cost of sales was $58 million and $74 million during the six months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $74 million and $75 million during the six months ended June 30, 2025 and 2024, respectively.

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

The following table summarizes goodwill and intangible assets, net as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	(in millions)
Customer relationships	$50	$50
Developed technology	41	41
Franchise rights	6	—
Intangible assets, acquired cost	97	91
Less: accumulated amortization	(65)	(57)
Intangible assets, net	$32	$34

Goodwill	$2	$—

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expense was $4 million and $5 million during the three months ended June 30, 2025 and 2024, respectively, and $9 million during each of the six months ended June 30, 2025 and 2024. As of June 30, 2025, the remaining weighted-average amortization period for definite-lived intangible assets was 2.5 years. The anticipated annual amortization expense to be recognized in future years as of June 30, 2025 is as follows:

Expected Future Amortization
(in millions)
Remainder of 2025	$6
2026	7
2027	5
2028	3
2029	2
Thereafter	3
Total	$26

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	(in millions)
Accounts payable, including $24 and $17, respectively, due to related parties	$257	$236
Reserve for returns and cancellations	98	75
Accrued interest expense	95	96
Sales taxes and vehicle licenses and fees	92	87
Accrued insurance	71	63
Accrued compensation and benefits	59	92
Customer deposits	46	63
Accrued advertising costs	25	18
Other accrued liabilities	150	126
Total accounts payable and accrued liabilities	$893	$856

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group, Inc. (together with its consolidated affiliates, collectively, "DriveTime"), a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all of the interests in DriveTime, entered into a lease agreement governing the occupation of two inspection and reconditioning centers, one each in Blue Mound, Texas and Delanco, New Jersey. The lease for the Blue Mound, Texas location expires in 2029, with two five-year renewal options, and the lease for the Delanco, New Jersey location expires in 2026, with one six-year renewal option. Pursuant to that lease agreement, the Company has made monthly lease payments based on DriveTime's actual rent expense and the Company was responsible for the actual insurance costs, tenant improvements required to conduct operations, and real estate taxes. In March 2025, the Company assumed DriveTime's lease for certain properties in the Blue Mound, Texas location on the same terms and conditions that were previously applicable to DriveTime and DriveTime was released from the lease.

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $1 million during each of the three months ended June 30, 2025 and 2024, and $1 million and $2 million during the six months ended June 30, 2025 and 2024, respectively, allocated between inventory and selling, general and administrative expenses.

Office Leases

In September 2016, the Company entered into a lease for office space in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of another floor in the same building. The lease and sublease each had a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company paid the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The lease and sublease expired in February 2024. The rent expense incurred related to the first floor sublease was less than $1 million during each of the three and six months ended June 30, 2024.

In December 2019, Verde Opportunity Heath LLC, an affiliate of DriveTime ("Verde"), purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years expiring in 2029, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was less than $1 million during each of the three and six months ended June 30, 2025 and 2024.

Wholesale Vehicle Sales and Purchases

DriveTime purchases wholesale vehicles from the Company through competitive auctions that are open to other dealers. As a result, the Company recognized $6 million and $4 million of wholesale sales and revenues from DriveTime during the three months ended June 30, 2025 and 2024, respectively, and $10 million and $7 million during the six months ended June 30, 2025 and 2024, respectively. The Company purchased $3 million and $1 million of vehicles from DriveTime through competitive auctions that are open to other dealers during the three months ended June 30, 2025 and 2024, respectively, and $6 million and $2 million during the six months ended June 30, 2025 and 2024, respectively.

Wholesale Marketplace Revenues

DriveTime sells vehicles to, and purchases vehicles from, third parties and the Company through the Company's wholesale marketplace platform. These transactions occur through competitive auctions in which all registered buyers and sellers are able to bid on and purchase, or list and sell, wholesale vehicles. In addition, beginning in September 2023, certain auction locations generally provide customers, including DriveTime, with reconditioning services. As a result, the Company recognized $3 million of wholesale sales and revenues from DriveTime during each of the three months ended June 30, 2025 and 2024, and $7 million during each of the six months ended June 30, 2025 and 2024. The Company recognized less than $1 million of cost of sales to DriveTime related to reconditioning services during each of the three months ended June 30, 2025 and 2024 and less than $1 million and $1 million during the six months ended June 30, 2025 and 2024, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), most recently amended in April 2021, pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Master Dealer Agreement further allows the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the three months ended June 30, 2025 and 2024, the Company recognized $81 million and $45 million, respectively, and during the six months ended June 30, 2025 and 2024, the Company

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
recognized $151 million and $86 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations, and payments for excess reserves to which it expects to be entitled, which are included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred $6 million and $4 million during the three months ended June 30, 2025 and 2024, respectively, and $11 million and $8 million during the six months ended June 30, 2025 and 2024, respectively, related to the administration of limited warranty.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime, pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). Finally, in December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). The Company recognized $2 million in revenue during each of the three months ended June 30, 2025 and 2024, and $4 million and $3 million during the six months ended June 30, 2025 and 2024, respectively, under the Profit Sharing Agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $1 million and $3 million during the three months ended June 30, 2025 and 2024, respectively, and $3 million and $5 million during the six months ended June 30, 2025 and 2024, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three and six months ended June 30, 2025 and 2024.

Accounts Payable Due to Related Party

As of June 30, 2025 and December 31, 2024, $24 million and $17 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Tax Receivable Agreement Liability

As further discussed in Note 14 — Income Taxes, as of June 30, 2025 and December 31, 2024, the Company recorded a tax receivable agreement ("TRA") liability of $131 million and $82 million, respectively, of which $98 million and $61 million, respectively, is due to related parties. Refer to Note 14 — Income Taxes for further discussion of the TRA. During the six months ended June 30, 2025, the Company made TRA payments of $17 million, of which $13 million was paid to related parties.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Tax Payments on Behalf of Non-Controlling Members

As further discussed in Note 14 — Income Taxes, during the three and six months ended June 30, 2025, the Company made mandatory composite and non-resident withholding tax payments on behalf of non-controlling members of $2 million and $4 million, respectively, of which $1 million and $3 million, respectively, was paid on behalf of related parties.

Contributions of Class A Common Stock From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in the fourth quarter of 2021, the Company's CEO, Ernest Garcia III ("Mr. Garcia"), committed to giving then-current employees 23 shares of Class A common stock each from his personal shareholdings once employees reach their two-year employment anniversary ("CEO Milestone Gift" or "Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vested after completion of their second year of employment, for a total of 435,035 RSUs granted during the period. For every Gift that vested, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia contributed to the Company, at the end of each fiscal quarter, the number of shares of Class A common stock, granted pursuant to the CEO Milestone Gift, that had vested during such quarter. The shares contributed were shares of Class A common stock that Mr. Garcia individually owned, at no charge. During the six months ended June 30, 2024, 1,104 RSUs vested and an equal number of shares of Class A common stock were contributed by Mr. Garcia. As of January 2024, all RSUs granted pursuant to the CEO Milestone Gift had vested or been forfeited. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has agreed to indemnify Mr. Garcia from any such obligations that may arise.

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

Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Master Purchase and Sale Agreement" or "MPSA") with the Ally Parties. Pursuant to the MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. On January 3, 2025, the Company and the Ally Parties amended the MPSA to reestablish the commitment by the Ally Parties to purchase up to $4.0 billion of principal balances of finance receivables between January 3, 2025 and January 2, 2026, and further amended the MPSA on April 29, 2025 to reestablish the commitment by the Ally Parties to purchase up to $4.0 billion of principal balance of finance receivables between April 30, 2025 and April 29, 2026.

During the three months ended June 30, 2025 and 2024, the Company sold $1.2 billion and $0.5 billion, respectively, in principal balances of finance receivables under the MPSA. During the six months ended June 30, 2025 and 2024, the Company sold $2.0 billion and $1.4 billion, respectively, in principal balances of finance receivables under the MPSA, and had $3.2 billion of unused capacity as of June 30, 2025.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
During the three months ended June 30, 2025 and 2024, the Company sold $0.7 billion and $1.2 billion, respectively, in principal balances of finance receivables through securitization transactions. During the six months ended June 30, 2025 and 2024, the Company sold $1.6 billion and $2.0 billion, respectively, in principal balances of finance receivables through securitization transactions.

Fixed Pool Loan Sales

During the three months ended June 30, 2025 and 2024, the Company completed fixed pool loan sales of $1.2 billion and $0.4 billion, respectively, in principal balances of finance receivables to unrelated third parties. During the six months ended June 30, 2025 and 2024, the Company completed fixed pool loan sales of $2.0 billion and $0.4 billion, respectively, in principal balances of finance receivables to unrelated third parties.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $274 million and $173 million during the three months ended June 30, 2025 and 2024, respectively, and $547 million and $317 million during the six months ended June 30, 2025 and 2024, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs, providing industry standard representations and warranties regarding the underlying finance receivables, and performing ministerial duties as the trust administrator. As of June 30, 2025, the Company was not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of June 30, 2025 and December 31, 2024 were $466 million and $464 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of June 30, 2025 and December 31, 2024.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at June 30, 2025 and December 31, 2024. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	June 30, 2025		December 31, 2024
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$359	$359	$355	$355
Certificates and other assets	107	107	109	109
Total unconsolidated VIEs	$466	$466	$464	$464

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$358	$359	$356	$355
Certificates and other assets	111	107	104	109
Total securities available for sale	$469	$466	$460	$464

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 9 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 15 — Leases, as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024

	(in millions)
Asset-based financing:
Floor plan facility	$72	$67
Financing of beneficial interests in securitizations	357	354
Real estate financing	485	485
Total asset-based financing	914	906
Senior Secured Notes (1)	4,452	4,358
Senior Unsecured Notes	205	205
Total debt	5,571	5,469
Less: current portion	(312)	(302)
Less: unamortized debt issuance costs (2)	(42)	(46)
Plus: unamortized premium (3)	23	27
Total included in long-term debt, net	$5,240	$5,148

(1) Includes $112 million and $105 million of accrued paid-in-kind ("PIK") interest as of June 30, 2025 and December 31, 2024, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.
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

As of June 30, 2025, the Company had $72 million outstanding under the Floor Plan Facility, unused capacity of $1.4 billion, and held $4 million in restricted cash related to the Floor Plan Facility. During the three months ended June 30, 2025, the Company's effective interest rate on the Floor Plan Facility was 5.86%.

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

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of both June 30, 2025 and December 31, 2024, the Company had zero outstanding under these Finance Receivable Facilities, unused capacity of $2.7 billion, and as of June 30, 2025 and December 31, 2024, held $18 million and $2 million, respectively, in restricted cash related to these Finance Receivable Facilities. During the three months ended June 30, 2025, the Company's effective interest rate on these Finance Receivable Facilities was 5.52%. During the year ended December 31, 2024, the Company's effective interest rate on these Finance Receivable Facilities was 7.39%.

Long-Term Debt

Senior Secured Notes

The Company has issued various tranches of Senior Secured Notes (collectively, the "Senior Secured Notes") as further described below:

Senior Secured Notes	June 30, 2025	December 31, 2024	Year 1 PIK Interest Rate	Year 2 Cash/PIK Toggle Interest Rate	Thereafter Cash Interest Rate

	(in millions, except percentages)
Notes due December 1, 2028 (the "2028 Senior Secured Notes")	$559	$611	12%	9%/12%	9%
Notes due June 1, 2030 (the "2030 Senior Secured Notes")	1,660	1,660	13%	11%/13%	9%
Notes due June 1, 2031 (the "2031 Senior Secured Notes")	2,121	1,982	14%	--/14%	9%
Accrued PIK interest	112	105
Total principal amount	$4,452	$4,358
Less: unamortized debt issuance costs	(36)	(40)
Plus: unamortized premium	23	27
Total Senior Secured debt	$4,439	$4,345

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

During the six months ended June 30, 2025, the Company repurchased $52 million of principal amount of the 2028 Senior Secured Notes in the open market for $55 million, which included less than $1 million of accrued interest. During both the three and six months ended June 30, 2024, the Company repurchased $250 million of principal amount of the 2028 Senior Secured Notes in the open market for $259 million, which included $7 million of accrued interest. The repurchased notes were cancelled upon receipt. The repurchases are treated as an extinguishment of debt, with any realized discount (premium) recognized as a gain (loss) on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations, net of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium. As a result of the repurchases, during the six months ended June 30, 2025, the Company recognized a net loss on debt extinguishment of $2 million, which included less than $1 million of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium. During both the three and six months ended June 30, 2024, the Company recognized a net loss on debt extinguishment of $2 million, which included $1 million of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Unsecured Notes

The Company has issued various tranches of Senior Unsecured Notes (the "Senior Unsecured Notes") each under a separate indenture, as further described below:

Senior Unsecured Notes	June 30, 2025	December 31, 2024	Interest Rate

	(in millions, except percentages)
Notes due October 1, 2025 ("2025 Senior Unsecured Notes")	$98	$98	5.625%
Notes due April 15, 2027 ("2027 Senior Unsecured Notes")	32	32	5.500%
Notes due October 1, 2028 ("2028 Senior Unsecured Notes")	22	22	5.875%
Notes due September 1, 2029 ("2029 Senior Unsecured Notes")	26	26	4.875%
Notes due May 1, 2030 ("2030 Senior Unsecured Notes")	27	27	10.250%
Total principal amount	205	205
Less: current portion	(98)	(98)
Less: unamortized debt issuance costs	(1)	(1)
Total included in long-term debt, net	$106	$106

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

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of June 30, 2025, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of both June 30, 2025 and December 31, 2024, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $482 million and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of June 30, 2025 and December 31, 2024, the Company had pledged $357 million and $354 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from March 2026 to June 2033. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $353 million and $351 million as of June 30, 2025 and December 31, 2024, respectively, of which $141 million and $136 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2025, the Company was in compliance with all debt covenants.

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

As of June 30, 2025 and December 31, 2024, there were 269 million and 265 million Class A Units, respectively, and 2 million at each period of Class B Units (as adjusted for the participation thresholds and closing price of Class A common stock on June 30, 2025 and December 31, 2024), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

At-the-Market Offering

On July 19, 2023, the Company entered into a distribution agreement with Citigroup Global Markets Inc. and Moelis & Company LLC to establish an ATM Program, and on July 31, 2024, the Company refreshed the ATM Program by entering into an Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC. On February 19, 2025, the Company further refreshed the ATM Program by entering into a Second Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., and Virtu Americas LLC. Under the ATM Program as of June 30, 2025, the Company could sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 21 million shares of Class A common stock, from time to time. The Company uses the net proceeds from the ATM Program to purchase Class A Units.

There was no activity pursuant to the ATM Program during the three and six months ended June 30, 2025. The following table summarizes the activity under the ATM Program for the three and six months ended June 30, 2024.

Three and Six Months Ended June 30, 2024

(in millions, except share and per share amounts)
Shares of Class A common stock issued	3,047,468
Weighted-average issuance price per share	$114.85
Gross proceeds (1)	$350

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

The exchanges affected pursuant to the Exchange Agreement during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
LLC Units exchanged by certain LLC Unitholders	1,021	97	1,090	136
Shares of Class B common stock retired	655	—	655	—
Newly issued Class A common stock	816	73	871	102
LLC Units received by Carvana Co.	1,020	91	1,088	128

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Class A Non-Convertible Preferred Units

In accordance with the Carvana Group, LLC amended and restated LLC Agreement, and in connection with the issuance of Senior Secured Notes or Senior Unsecured Notes by Carvana Co., Carvana Group, LLC is authorized to issue Class A Non-Convertible Preferred Units to Carvana Co. In each case, the consideration for the capital contribution made or deemed to have been made by Carvana Co. is equal to the net proceeds of notes issuances. As of each of June 30, 2025 and December 31, 2024, Carvana Co. held 4.5 million Class A Non-Convertible Preferred Units.

When Carvana Co. makes payments on the Senior Unsecured Notes and Senior Secured Notes (collectively the "Senior Notes"), Carvana Group makes an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit is canceled and retired. During the six months ended June 30, 2025, the Company cancelled and retired 0.1 million of Class A Non-Convertible Preferred Units in conjunction with the repurchases of 2028 Senior Secured Notes as discussed in Note 9 — Debt Instruments and issued 0.1 million of Class A Non-Convertible Preferred Units in conjunction with the PIK interest payment the Company was required to make on February 15, 2025. The Company did not have any repurchases of its Senior Secured Notes during the three months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company cancelled and retired 0.25 million of Class A Non-Convertible Preferred Units, respectively, in conjunction with the repurchases of 2028 Senior Secured Notes as discussed in Note 9 — Debt Instruments and issued 0.25 million of Class A Non-Convertible Preferred Units in conjunction with the PIK interest payments the Company was required to make on February 15, 2024.

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

During the six months ended June 30, 2025 and 2024, the total adjustments related to exchanges of LLC Units and non-controlling interest related to restricted stock unit ("RSU") vesting and stock option ("NQSO") exercises were a decrease and an increase in non-controlling interests and a corresponding increase and a decrease in additional paid-in capital of $6 million and $10 million, respectively, which have been included in exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit).

During the six months ended June 30, 2024, Carvana Co. utilized the net proceeds from its equity offerings to purchase LLC Units, which resulted in net adjustments to increase non-controlling interests and to decrease additional paid-in capital by $155 million, which have been included in non-controlling interests related to equity offerings in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit).

As of June 30, 2025, Carvana Co. owned approximately 63.1% of Carvana Group with the LLC Unitholders owning the remaining 36.9%. The net income attributable to the non-controlling interests on the accompanying unaudited condensed

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
consolidated statements of operations represents the portion of the net income attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	Six Months Ended June 30,
	2025	2024

	(in millions)
Transfers from (to) non-controlling interests:
Decrease as a result of issuances of Class A and B common stock	$—	$(155)
Increase (Decrease) as a result of exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	$6	$(10)
Total transfers from (to) non-controlling interests	$6	$(165)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Restricted Stock Units and Awards	$26	$22	$47	$41
Options	4	5	9	10
Total equity-based compensation	30	27	56	51
Equity-based compensation capitalized to property and equipment	(2)	(3)	(4)	(5)
Equity-based compensation capitalized to inventory	(1)	(1)	(2)	(1)
Equity-based compensation, net of capitalized amounts	$27	$23	$50	$45

During the three months ended June 30, 2025 and 2024, the Company capitalized $2 million and $3 million, respectively, of equity-based compensation to property and equipment related to software development and $1 million each period to inventory related to reconditioning and inbound transportation of vehicles. During the six months ended June 30, 2025 and 2024, the Company capitalized $4 million and $5 million, respectively, of equity-based compensation to property and equipment related to software development and $2 million and $1 million, respectively, to inventory related to reconditioning and inbound transportation of vehicles.

Equity-based compensation expense in cost of sales was less than $1 million and zero during the three months ended June 30, 2025 and 2024, respectively, and $1 million and zero during the six months ended June 30, 2025 and 2024, respectively. Equity-based compensation expense in selling, general and administrative expense was $25 million and $24 million during the three months ended June 30, 2025 and 2024, respectively, and $50 million and $47 million during the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the total unrecognized equity-based compensation related to outstanding awards was $220 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). The number of shares authorized for issuance under the 2017 Incentive Plan is subject to an automatic annual increase (the "Automatic Increase") of the lesser of two percent of the Company's outstanding Class A common stock or an amount

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
determined by the Compensation and Nominating Committee of the Board. On each of January 1, 2025 and 2024, the number of shares authorized for issuance under the 2017 Incentive Plan increased by two percent of the then outstanding Class A common stock under the Automatic Increase. As of June 30, 2025, 20 million shares remained available for future equity-based award grants under this plan.

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

During the six months ended June 30, 2025 and 2024, the Company issued 3,088 and 6,136 shares of Class A common stock, respectively, and as of June 30, 2025, 364,880 shares of Class A common stock remained available for future issuance. During each of the three and six months ended June 30, 2025 and 2024, the Company recognized less than $1 million of equity-based compensation expense related to the ESPP.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and six months ended June 30, 2025 or 2024. As of June 30, 2025, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net earnings per share during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$308	$48	$681	$97
Net income attributable to non-controlling interests	125	30	282	51
Net income attributable to Carvana Co. Class A common stockholders - basic and diluted	$183	$18	$399	$46

Denominator:
Weighted-average shares of Class A common stock outstanding	135,414	118,931	134,740	117,617
Nonvested weighted-average restricted stock awards	—	(1)	—	(3)
Weighted-average shares of Class A common stock outstanding - basic	135,414	118,930	134,740	117,614
Dilutive effect of Class A common shares:
Stock Options (1)	3,270	2,913	3,364	2,664
Restricted Stock Units and Awards (1)	4,546	6,622	4,819	6,478
Weighted-average shares of Class A common stock outstanding - diluted	143,230	128,465	142,923	126,756

Net earnings per share of Class A common stock - basic	$1.35	$0.15	$2.96	$0.39
Net earnings per share of Class A common stock - diluted	$1.28	$0.14	$2.79	$0.36

(1) Calculated using the treasury stock method, if dilutive

Shares of Class B common stock do not share in the losses or income of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net earnings per share per share of Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net earnings per share of Class A common stock for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Stock Options (1)	97	371	97	697
Restricted Stock Units and Awards (1)	1	34	2	109
Class A Units (2)	79,015	85,677	79,093	85,680
Class B Units (2)	1,392	1,815	1,462	1,812

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 14 — INCOME TAXES

As described in Note 1 — Business Organization and Note 10 — Stockholders' Equity, as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members (LLC Unitholders), including Carvana Co., based on its allocable share held in Carvana Group. Nonetheless, many states require that partnerships make mandatory tax payments on behalf of members who are non-residents of the respective states. Accordingly, if Carvana Group generates taxable income and is required to remit income tax on behalf of its members, it will make payments to the states through composite tax returns and non-resident withholding. These payments are treated as distributions to the affected members because the amounts remitted are a payment of income tax on behalf of the affected members. Payments on behalf of non-controlling members of $2 million and $4 million for the three and six months ended June 30, 2025, respectively, are included as reductions to the non-controlling interests in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit). Payments on behalf of Carvana Co. Sub LLC are recorded through the income tax provision in the accompanying unaudited condensed consolidated statements of operations.

As described in Note 10 — Stockholders' Equity, the Company acquires LLC Units in connection with exchanges with LLC Unitholders. During the three months ended June 30, 2025 and 2024, the Company recognized a gross deferred tax asset of $64 million and $25 million, respectively, and $67 million and $26 million during the six months ended June 30, 2025 and 2024, respectively, associated with the difference in basis in its investment in Carvana Group related to these acquisitions of LLC Units.

During the six months ended June 30, 2025, management performed an assessment of the recoverability of deferred tax assets. This assessment considered both objective and subjective factors. These factors included, but were not limited to, a history of taxable losses in prior years, excess tax benefits related to equity-based compensation, and future reversal of existing temporary differences. After evaluating all available evidence, management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has maintained a full valuation allowance against its deferred tax assets. Given the improvement in the Company's operating results and depending on the amount of equity-based compensation tax deductions available in the future, among other factors, a release of the deferred tax asset valuation allowance may be possible in the next few years. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax provision for the period the release is recorded.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of June 30, 2025 and December 31, 2024, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended June 30, 2025 and 2024 was an expense of 0.0% and 1.1%, respectively, and for the six months ended June 30, 2025 and 2024 was an expense of 0.3% and a benefit of 0.0%, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company recorded a TRA liability of $131 million and $82 million, respectively, of which $98 million and $61 million, respectively, will be paid to related parties. As of June 30, 2025 and December 31, 2024, $48 million and $17 million, respectively, are included in other current liabilities and $83 million and $65 million, respectively, are included in other liabilities on the accompanying unaudited condensed consolidated balance sheets. During the six months ended June 30, 2025, the Company made TRA payments of $17 million, of which $13 million was paid to related parties. For the remaining $2.0 billion TRA liability, as of June 30, 2025, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded an additional liability related to the tax savings it may realize from utilization of such deferred tax assets. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Recent Legislation

On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act ("OBBBA"), was enacted into law. The OBBBA introduced significant changes to the Internal Revenue Code and has multiple effective dates from 2025 through 2027. ASC 740 Income Taxes requires the effects of changes in tax legislation on deferred tax balances to be recognized in the period in which enacted, which, for the Company, is the three months ended September 30, 2025. As the Company maintains a full valuation allowance against its deferred tax assets, the impact of the OBBBA is not expected to have a material impact on its financial statements.

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

Operating Leases

As of June 30, 2025, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations, storage, parking and corporate offices. The initial terms expire at various dates between 2025 and 2038. Many of the leases include one or more renewal options ranging from one to

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
twenty years and some contain purchase options. The Company leases and subleases certain of its real estate to third parties. Lease and sublease income for the three months ended June 30, 2025 and 2024 was $2 million and $1 million, respectively, and for the six months ended June 30, 2025 and 2024 was $4 million and $3 million, respectively, is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Lease Costs and Activity

The Company's lease costs and activity during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$23	$25	$46	$51
Interest obligations under finance leases	2	3	5	7
Total finance lease costs	$25	$28	$51	$58

Operating leases:
Fixed lease costs to non-related parties	$16	$14	$32	$30
Fixed lease costs to related parties	1	1	2	2
Total operating lease costs	$17	$15	$34	$32

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$49	$46
Operating lease liabilities to related parties			$2	$2
Interest payments on finance lease liabilities			$5	$7

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$42	$41

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of June 30, 2025:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2025	$44	$1	$51	$52	$96
2026	73	2	99	101	174
2027	37	2	93	95	132
2028	10	2	84	86	96
2029	3	2	66	68	71
Thereafter	1	—	210	210	211
Total minimum lease payments	168	9	603	612	780
Less: amount representing interest	(12)	(1)	(138)	(139)	(151)
Total lease liabilities	$156	$8	$465	$473	$629

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

As of June 30, 2025 and December 31, 2024, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of June 30, 2025 and 2024 were as follows, excluding short-term operating leases:

	As of June 30,
	2025	2024
Weighted-average remaining lease terms (years)
Operating leases	6.8	7.5
Finance leases	2.4	3.0
Weighted-average discount rate
Operating leases	7.0%	7.2%
Finance leases	6.0%	6.0%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $20 million and $21 million as of June 30, 2025 and December 31, 2024, respectively, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The expense was $36 million and $28 million for the three

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
months ended June 30, 2025 and 2024, respectively, and $71 million and $53 million for the six months ended June 30, 2025 and 2024, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $96 million in aggregate over the next four years, as of June 30, 2025. These purchase obligations are recorded as liabilities when the services are rendered.

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

Additionally, the Attorney General offices of various states, from time to time, conduct inquiries regarding the Company's inspection, reconditioning, advertising, sale, delivery, titling, registration, and post-sale service of retail vehicles. The Company works closely with government agencies to respond to these requests and fully cooperates with any such inquiries, which if not amicably resolved, have resulted, and may again result in state Attorney General offices filing claims against the Company.

Securities Class Action

On August 3, 2022, a putative class action complaint titled John Brent v. Carvana Co., et al. was filed in the United States District Court for the District of New Jersey against the Company and certain of the Company's executive officers. The complaint was filed on behalf of a purported class of stockholders and asserts violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5. The complaint sought unspecified damages and an award of fees, costs, and expenses. On September 29, 2022, a second putative class action complaint titled Rodeo Collection Ltd. v. Carvana Co., et al. was filed in the United States District Court for the District of New Jersey, alleging similar claims, and seeking the same form of relief. The two cases were then consolidated and subsequently transferred to the United States District Court for the District of Arizona (the "Arizona District Court") as In re Carvana Co. Securities Litigation, United States District Court for the District of Arizona (Case No. CV-22-2126-PHX-MTL). On February 14, 2023, a consolidated complaint was filed in the Arizona District Court, alleging new claims for violation of Section 20A of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and naming as new defendants certain Carvana directors, officers, and underwriters. The Arizona District Court granted the Company's motion to dismiss the consolidated complaint on February 29, 2024 and gave the plaintiff leave to file an amended complaint, which was filed on March 29, 2024. On December 16, 2024, the Company's motion to dismiss the consolidated complaint, as amended, was granted with respect to alleged violations of Section 20A of the Exchange Act and Section 12(a)(2) of the Securities Act, granted in part and denied in part with respect to alleged violations of Section 10(b) and Rule 10b-5 of the Exchange Act and Section 11 of the Securities Act, and denied with respect to alleged violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The Company is engaged in discovery and intends to continue vigorously defending the remaining claims under this action in all respects. At this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.

As of June 30, 2025 and December 31, 2024, the Company had an accrual for unresolved legal matters, including, if applicable, those discussed above, of $12 million and $10 million, respectively. The accrual is classified in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on the Company's business, results of operations, financial condition or cash flows.

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

The following tables are a summary of fair value measurements and hierarchy level at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$718	$718	$—	$—
Beneficial interests in securitizations	$466	$—	$—	$466
Purchase price adjustment receivables	$2	$—	$—	$2
Root Warrants	$243	$—	$—	$243

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$1,154	$1,154	$—	$—
Beneficial interests in securitizations	$464	$—	$—	$464
Purchase price adjustment receivables	$2	$—	$—	$2
Root Warrants	$120	$—	$—	$120

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of June 30, 2025 and December 31, 2024, the range of discount rates were 5.6% to 10.0% and 6.0% to 10.0%, respectively, and the weighted average of discount rates were 9.3% and 9.7%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers out of Level 3 during the three and six months ended June 30, 2025 or 2024.

The Company sells certain of its beneficial interests in securitizations that are not required to be retained by the Risk Retention Rules. For the three and six months ended June 30, 2025 and for the three months ended June 30, 2024, the Company did not sell any beneficial interests in securitizations. For the six months ended June 30, 2024, the Company sold beneficial interests in securitizations for a purchase price totaling $9 million.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Opening Balance	$475	$388	$464	$366
Received in securitization transactions	43	80	102	142
Payments received	(53)	(52)	(104)	(92)
Change in fair value	1	5	4	14
Sales of beneficial interests	—	—	—	(9)
Ending Balance	$466	$421	$466	$421

Purchase Price Adjustment Receivables

The Company's purchase price adjustment receivables are carried at fair value and classified as other assets and other current assets in the accompanying unaudited condensed consolidated balance sheets. Under the MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a loss of less than $1 million during each of the three months ended June 30, 2025 and 2024, and a loss of less than $1 million and a gain of less than $1 million during the six months ended June 30, 2025 and 2024, respectively, and are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Root Warrants

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million, which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through June 30, 2025.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were to be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Root Warrants"). On September 1, 2022, the integrated auto insurance solution, which embedded into the Company's e-commerce platform, was completed. The first tranche of Root Warrants, consisting of 2.4 million shares of Root's Class A common stock, became exercisable upon completion of the integrated solution, and is considered a derivative instrument. The second tranche of Root Warrants, consisting of 3.2 million shares of Root's Class A common stock, became exercisable on November 14, 2023, and the third tranche, consisting of 1.6 million shares of Root's Class A common stock, became exercisable on May 3, 2024. Both the second and third tranche of the Root Warrants became exercisable upon the achievement of certain insurance sales metrics through the integrated solution, and are considered derivative investments. The other tranches vest based on a combination of the arrival of certain dates and further insurance product sales through the integrated solution and are considered derivative instruments. The Company used a Monte Carlo simulation to estimate the fair value of these Root Warrants, which are classified as Level 3. Under this Monte Carlo simulation, the primary unobservable input utilized in determining the fair value of the Root Warrants was the expected volatility of Root's class A common stock, which was implied from the historical volatility of their stock. As of June 30, 2025 and 2024, the expected volatility utilized in the Monte Carlo simulation was 100% for both periods.

At contract inception, the Company recognized an asset of $30 million for the Root Warrants and deferred revenue, classified in other assets and other liabilities, respectively. In 2022, the Company determined it was probable that the volume of insurance products required to earn the Root Warrants would be achieved and recorded an additional $75 million of Root Warrants and deferred revenue based on the contract inception date fair value as determined by the Monte Carlo simulation. As of June 30, 2025 and December 31, 2024, the deferred revenue balance was $46 million and $57 million, respectively. During the three months ended June 30, 2025 and 2024, the Company recognized $6 million and $5 million in Root Warrant revenue, respectively. During the six months ended June 30, 2025 and 2024 , the Company recognized $11 million and $10 million in Root Warrant revenue, respectively. The deferred revenue is recognized over the expected contract performance period within other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

The following table presents changes in the Company's Level 3 Root Warrants measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Opening balance	$278	$80	$120	$5
Unrealized (loss) gain	(35)	(22)	123	53
Ending balance	$243	$58	$243	$58

In relation to the Root Warrants, the Company recognized decreases in fair value of $35 million and $22 million during the three months ended June 30, 2025 and 2024, respectively, and increases in fair value of $123 million and $53 million during the six months ended June 30, 2025 and 2024, respectively, which are included in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended June 30, 2025 and December 31, 2024. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024

	(in millions)
Carrying value, net of unamortized debt issuance costs, unamortized premium, and accrued PIK interest	$4,644	$4,549
Fair value	$5,039	$5,050

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024

	(in millions)
Carrying value	$767	$612
Fair value	$837	$670

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$165	$62
Cash payments for taxes	$6	$3
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$12	$33
Property and equipment acquired under finance leases	$17	$—
Equity-based compensation expense capitalized to property and equipment	$4	$5
Fair value of beneficial interests received in securitization transactions	$102	$142
Reductions of beneficial interests in securitizations and associated long-term debt	$77	$60

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	June 30, 2025	December 31, 2024	June 30, 2024

	(in millions)
Cash and cash equivalents	$1,857	$1,716	$542
Restricted cash	73	44	65
Total cash, cash equivalents and restricted cash	$1,930	$1,760	$607

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

Overview

Carvana is the leading e-commerce platform for buying and selling used cars. We are transforming the used car buying and selling experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Our differentiated business model combines a comprehensive online sales experience with a vertically integrated supply chain, designed to sell high-quality vehicles to our customers transparently and efficiently at a low price. The automotive retail industry is large – with approximately 37 million used auto retail transactions in the United States (“U.S.”) in 2024 according to Cox Automotive – and highly fragmented – with the top 10 used auto retailers in the U.S. accounting for less than 10% of the market share in 2023 according to Automotive News. These dynamics create an exceptional opportunity for disruption that our custom-built business model can capitalize on to remain well-positioned for long term growth. Over the years we have leveraged our growing logistics network, which spans 316 metropolitan statistical areas, and our in-house distribution network, servicing over 80% of the U.S. population as of June 30, 2025, to sell 2.4 million retail vehicles, generating $72.8 billion in total revenue since inception in 2012 through June 30, 2025.

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

•Online Search and Shopping Experience. We offer a mobile-optimized website, where prospective retail car buyers can immediately begin browsing, researching, filtering, and identifying their vehicle of choice from an inventory of over 56,000 total website units that we offer for sale as of June 30, 2025. We leverage our patented, automated photo technology to offer an annotated virtual vehicle tour, which includes a 360-degree view of the interior and exterior of the actual vehicle and allows customers to view vehicle imperfections through high-definition photography. Our website also features integrations with various vehicle data providers for vehicle feature and option information to assist customers with purchase decisions.

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

•Nationwide Logistics Network and Distinctive Fulfillment Experience. We have developed proprietary logistics software and an in-house nationwide delivery network which is aimed at allowing us to predictably and efficiently transport cars while providing customers with a distinctive fulfillment experience. Our logistics network and technologies that support it are based on a "hub and spoke" model, which connects Reconditioning Sites to vending machines and hubs via our fleet of multi-car and single-car haulers. This allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. This proprietary logistics infrastructure enables us to offer our customers and operations team highly accurate predictions of vehicle availability, to minimize delays, and promote a seamless and reliable customer experience. We offer customers in our markets a home delivery option that is typically conducted by a Carvana employee on a branded hauler. Customers in certain markets can also pick up their vehicles at one of our patented car vending machines, which are multi-story glass towers that store purchased vehicles, or at other customer-facing locations. As of June 30, 2025, we estimate that 75% of the U.S. population is within 100 miles of an IRC or auction site, which shortens the distance from our inventory pools to our customers to reduce delivery times.

•Post-sale customer support. After purchase, our customer advocates handle post-sale coordination and assistance, including facilitating returns or exchanges under our seven-day return policy. As of June 30, 2025, customers rated us an average of 4.7 out of 5.0 from over 228,000 surveys on our website since inception, fostering repeat business and a strong referral network.

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the three months ended June 30, 2025, the number of vehicles we sold to retail customers increased by 41.2% to 143,280, compared to 101,440 in the three months ended June 30, 2024. During the six months ended June 30, 2025, the number of vehicles we sold to retail customers increased by 43.4% to 277,178, compared to 193,318 in the six months ended June 30, 2024.

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

We continue to prioritize efficient growth in retail units sold, absent any material changes in macroeconomic conditions. To prioritize growth, we are pursuing investments in technology and infrastructure, while simultaneously maintaining our focus on efficiency gains and profitability. This includes continued investment in our vehicle acquisition, reconditioning and logistics network, as well as continued investment in partnerships, product development, and engineering to deliver customers a best-in-class experience.

Revenue and Gross Profit

We generate revenue on retail units sold from four primary sources: the sale of the retail vehicles, wholesale sales of vehicles we acquire from customers, including sales through our wholesale marketplace, gains on the sales of loans originated to finance the vehicles, and sales of complementary products.

Our largest source of revenue, retail vehicle sales, totaled $3.4 billion and $2.4 billion during the three months ended June 30, 2025 and 2024, respectively, and $6.4 billion and $4.6 billion during the six months ended June 30, 2025 and 2024, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate a majority of gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. Retail vehicle sales also include shipping and delivery fees and service revenue from retail marketplace transactions, which are retail marketplace partner vehicles sold to customers through Carvana that receive net revenue treatment.

Wholesale sales and revenues includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. We also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $1.0 billion and $720 million during the three months ended June 30, 2025 and 2024, respectively, and $1.9 billion and $1.4 billion during the six months ended June 30, 2025 and 2024, respectively. We generally expect wholesale sales to trend proportionately with retail units sold through inventory we acquire via trade-ins and from customers who wish to sell us a car independent of a retail sale as well as with wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate and sales commissions on complementary products such as VSCs, GAP waiver coverage, and auto insurance totaled $411 million and $279 million during the three months ended June 30, 2025 and 2024, respectively, and $800 million and $508 million during the six months ended June 30, 2025 and 2024, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and complementary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

Our highest priority continues to be providing exceptional customer experiences while making effective use of our infrastructure to support efficient growth in retail units sold. Strategies to support efficient growth initiatives, which we may undertake from time to time, include the following:

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

Effects of Recent Tax Legislation

On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act ("OBBBA"), was enacted into law. The OBBBA introduced significant changes to the Internal Revenue Code and has multiple effective dates from 2025 through 2027. ASC 740 Income Taxes requires the effects of changes in tax legislation on deferred tax balances to be recognized in the period in which enacted, which, for us, is the three months ended September 30, 2025. As we maintain a full valuation allowance against our deferred tax assets, the impact of the OBBBA is not expected to have a material impact on our financial statements.

Investment in Growth

We maintain a primary focus on expanding the scale and reach of our business, while simultaneously driving operational efficiency, flexibility, and scalability through process and technology improvements that underpin sustainable, profitable growth. While we intend to become increasingly efficient over time absent any material changes in macroeconomic conditions, we also anticipate that our operating expenses will increase as we grow retail units sold, wholesale units sold, and wholesale marketplace units transacted. There is no guarantee that we will be able to realize the desired return on our investments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retail units sold	143,280	101,440	277,178	193,318
Average monthly unique visitors (in thousands)	18,129	18,621	17,775	17,616
Total website units	56,394	37,299	56,394	37,299
Total gross profit per unit	$7,426	$7,049	$7,190	$6,756
Total gross profit per unit, non-GAAP	$7,580	$7,344	$7,367	$7,087

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

The number of retail vehicles we sell depends on the volume of traffic to our website, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customers' purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general macroeconomic and used car industry conditions, including those that could arise from the global trade environment. On a quarterly basis, the number of retail vehicles we sell is also affected by seasonality, with demand for retail vehicles generally reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of retail vehicle sales generally expected to occur in the fourth calendar quarter. In 2023, heightened inflation and rising interest rates resulted in lower demand for used vehicles. Heightened inflation and interest rates persisted during the first several months of 2024, and, to a lesser extent, during the remainder of 2024, but were outweighed by seasonal demand associated with the timing of tax refunds and certain of our initiatives focused on growth in retail units sold. While inflationary pressures persist in 2025, in the three and six months ended June 30, 2025, inflation and high interest rates did not have a material impact on our business.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(dollars in millions, except per unit amounts)			(dollars in millions, except per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$3,405	$2,411	41.2%	$6,385	$4,586	39.2%
Wholesale sales and revenues (1)	1,024	720	42.2%	1,887	1,377	37.0%
Other sales and revenues (2)	411	279	47.3%	800	508	57.5%
Total net sales and operating revenues	$4,840	$3,410	41.9%	$9,072	$6,471	40.2%
Gross profit:
Retail vehicle gross profit	$521	$347	50.1%	$950	$630	50.8%
Wholesale gross profit (1)	132	89	48.3%	243	168	44.6%
Other gross profit (2)	411	279	47.3%	800	508	57.5%
Total gross profit	$1,064	$715	48.8%	$1,993	$1,306	52.6%
Unit sales information:
Retail vehicle unit sales	143,280	101,440	41.2%	277,178	193,318	43.4%
Wholesale vehicle unit sales	72,770	50,368	44.5%	136,224	94,523	44.1%
Per unit revenue:
Retail vehicles	$23,765	$23,768	—%	$23,036	$23,723	(2.9)%
Wholesale vehicles (3)	$10,746	$9,550	12.5%	$10,336	$9,585	7.8%
Per retail unit gross profit:
Retail vehicle gross profit	$3,636	$3,421	6.3%	$3,427	$3,259	5.2%
Wholesale gross profit	921	878	4.9%	877	869	0.9%
Other gross profit	2,869	2,750	4.3%	2,886	2,628	9.8%
Total gross profit	$7,426	$7,049	5.3%	$7,190	$6,756	6.4%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (4)	$1,086	$953	14.0%	$1,050	$994	5.6%
Wholesale marketplace:
Wholesale marketplace units transacted	258,756	247,135	4.7%	507,380	489,782	3.6%
Wholesale marketplace revenues	$242	$239	1.3%	$479	$471	1.7%
Wholesale marketplace gross profit (5)	$53	$41	29.3%	$100	$74	35.1%

(1) Includes $9, $7, $17 and $14, respectively, of wholesale sales and revenues from related parties.
(2) Includes $83, $47, $155 and $89, respectively, of other sales and revenues from related parties.
(3) Excludes wholesale marketplace revenues and wholesale marketplace units transacted.
(4) Excludes wholesale marketplace gross profit and wholesale marketplace units transacted.
(5) Includes $13, $22, $29 and $47, respectively, of depreciation and amortization expense.

Retail Vehicle Sales

Three months ended June 30, 2025 versus 2024. Retail vehicle sales increased by $994 million to $3.4 billion during the three months ended June 30, 2025, compared to $2.4 billion during the three months ended June 30, 2024. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 143,280 from 101,440 during the three months ended June 30, 2025 and 2024, respectively, partially offset by a decrease in turn times.

Six months ended June 30, 2025 versus 2024. Retail vehicle sales increased by $1.8 billion to $6.4 billion during the six months ended June 30, 2025, compared to $4.6 billion during the six months ended June 30, 2024. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 277,178 from 193,318 during the six months ended June 30, 2025 and 2024, respectively, partially offset by a decrease in retail revenue per retail unit sold to $23,036 in the six months ended June 30, 2025 from $23,723 in the prior year, due primarily to higher retail marketplace units sold as a share of total retail units sold, and a decrease in turn times.

Wholesale Sales and Revenues

Three months ended June 30, 2025 Versus 2024. Wholesale sales and revenues increased by $304 million to $1.0 billion during the three months ended June 30, 2025, compared to $720 million during the three months ended June 30, 2024. The increase in revenue was primarily due to an increase in the number of wholesale units sold to 72,770 from 50,368 during the three months ended June 30, 2025 and 2024, respectively. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Additionally, wholesale revenue per wholesale unit sold increased to $10,746 from $9,550 during the three months ended June 30, 2025 and 2024, respectively.

Six months ended June 30, 2025 Versus 2024. Wholesale sales and revenues increased by $510 million to $1.9 billion during the six months ended June 30, 2025, compared to $1.4 billion during the six months ended June 30, 2024. The increase in revenue was primarily due to an increase in the number of wholesale units sold to 136,224 from 94,523 during the six months ended June 30, 2025 and 2024, respectively. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Additionally, wholesale revenue per wholesale unit sold increased to $10,336 from $9,585 during the six months ended June 30, 2025 and 2024, respectively.

Other Sales and Revenues

Three months ended June 30, 2025 Versus 2024. Other sales and revenues increased by $132 million to $411 million during the three months ended June 30, 2025, compared to $279 million during the three months ended June 30, 2024. The increase was primarily due to an increase in gain on loan sales as a result of increased retail units sold, more loan sales, and higher loan sale spreads during the three months ended June 30, 2025.

Six months ended June 30, 2025 Versus 2024. Other sales and revenues increased by $292 million to $800 million during the six months ended June 30, 2025, compared to $508 million during the six months ended June 30, 2024. The increase was primarily due to an increase in gain on loan sales as a result of increased retail units sold, more loan sales, and higher loan sale spreads during the six months ended June 30, 2025.

Retail Vehicle Gross Profit

Three months ended June 30, 2025 versus 2024. Retail vehicle gross profit increased by $174 million to $521 million during the three months ended June 30, 2025, compared to $347 million during the three months ended June 30, 2024. This increase was driven primarily by an increase in the number of retail vehicles sold to 143,280 from 101,440 during the three months ended June 30, 2025 and 2024, respectively. Additionally, retail vehicle gross profit per unit increased to $3,636 for the three months ended June 30, 2025, compared to $3,421 for the three months ended June 30, 2024. The per unit increase was primarily driven by lower reconditioning and inbound transport costs and benefits from tariff-related effects during the three months ended June 30, 2025.

Six months ended June 30, 2025 versus 2024. Retail vehicle gross profit increased by $320 million to $950 million during the six months ended June 30, 2025, compared to $630 million during the six months ended June 30, 2024. This increase was driven primarily by an increase in the number of retail vehicles sold to 277,178 from 193,318 during the six months ended June 30, 2025 and 2024, respectively. Additionally, retail vehicle gross profit per unit increased to $3,427 for the six months ended June 30, 2025, compared to $3,259 for the six months ended June 30, 2024. The per unit increase was primarily driven by lower reconditioning and inbound transport costs and lower depreciation rates, partially offset by lower spreads between retail market and wholesale market prices during the six months ended June 30, 2025.

Wholesale Gross Profit

Three months ended June 30, 2025 versus 2024. Wholesale gross profit increased by $43 million to $132 million during the three months ended June 30, 2025, compared to $89 million during the three months ended June 30, 2024. This increase was primarily driven by an increase in wholesale units sold to 72,770 from 50,368 for the three months ended June 30, 2025 and 2024, respectively, along with an increase in wholesale vehicle gross profit per wholesale unit to $1,086 from $953, respectively. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in wholesale vehicle gross profit per wholesale unit was primarily a result of lower vehicle acquisition costs relative to sales prices during the three months ended June 30, 2025. Additionally, the increase was driven by an increase in wholesale marketplace gross profit by $12 million to $53 million during the three months ended June 30, 2025, compared to $41 million for the three months ended June 30, 2024, due to an increase in the number of wholesale marketplace units transacted to 258,756 from 247,135 during the three months ended June 30, 2025 and 2024, respectively.

Six months ended June 30, 2025 versus 2024. Wholesale gross profit increased by $75 million to $243 million during the six months ended June 30, 2025, compared to $168 million during the six months ended June 30, 2024. This increase was primarily driven by an increase in wholesale units sold to 136,224 from 94,523 for the six months ended June 30, 2025 and 2024, respectively, along with an increase in wholesale vehicle gross profit per wholesale unit to $1,050 from $994, respectively. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in wholesale vehicle gross profit per wholesale unit was primarily a result of lower vehicle acquisition costs relative to sales prices during the six months ended June 30, 2025. Additionally, the increase was driven by an increase in wholesale marketplace gross profit by $26 million to $100 million during the six months ended June 30, 2025, compared to $74 million for the six months ended June 30, 2024, due to an increase in the number of wholesale marketplace units sold to 507,380 from 489,782 during the six months ended June 30, 2025 and 2024, respectively.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Compensation and benefits (1)	$201	$168	$400	$341
Advertising	84	55	156	109
Market occupancy (2)	16	17	32	35
Logistics (3)	38	28	75	57
Other (4)	212	187	423	369
Total	$551	$455	$1,086	$911

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

Selling, general and administrative expenses increased by $96 million to $551 million during the three months ended June 30, 2025, compared to $455 million during the three months ended June 30, 2024, primarily due to higher employee headcount, advertising, and other SG&A expenses, primarily associated with higher retail units sold. Selling, general and administrative expenses increased by $175 million to $1.1 billion during the six months ended June 30, 2025, compared to $911 million during the six months ended June 30, 2024, primarily due to higher employee headcount, other SG&A expenses, and advertising, primarily associated with higher retail units sold.

Other Operating Expense, Net

Other operating expense, net was $2 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, and $2 million for each of the six months ended June 30, 2025 and 2024.

Interest Expense, Net

Interest expense, net decreased by $30 million to $143 million during the three months ended June 30, 2025 compared to $173 million during the three months ended June 30, 2024, and decreased by $64 million to $282 million during the six months ended June 30, 2025, compared to $346 million during the six months ended June 30, 2024, primarily due to higher interest income, lower interest on the Senior Secured Notes as a result of repurchases and our election to pay cash interest on the 2028 and 2030 Senior Secured Notes (each as defined in Note 9 — Debt Instruments), and lower Finance Receivable Facilities and Floor Plan Facility interest expense as a result of lower average balances during the three and six months ended June 30, 2025.

Loss on Debt Extinguishment

Loss on debt extinguishment was zero and $2 million during the three and six months ended June 30, 2025, respectively, due to the repurchase of $52 million of principal amount of 2028 Senior Secured Notes in the open market for $55 million during the three months ended March 31, 2025, which included less than $1 million of accrued interest and pro-rata write-offs of unamortized debt issuance costs and unamortized premium. Loss on debt extinguishment was $2 million during the three and six months ended June 30, 2024 due to the repurchase of $250 million of 2028 Senior Secured Notes in the open market for $259 million during the three months ended June 30, 2024, which included $7 million of accrued interest and $1 million in pro-rata write-offs of unamortized debt issuance costs and unamortized premium.

Other Expense (Income), Net

Other expense (income), net changed by $25 million to expense of $60 million during the three months ended June 30, 2025, compared to expense of $35 million during the three months ended June 30, 2024. The change was primarily due to a $35 million decrease in the fair value of Root Warrants, a $25 million TRA expense, and a $4 million lower increase in the fair value of our beneficial interests in securitizations. Other expense (income), net changed by $10 million to income of $62 million during the six months ended June 30, 2025, compared to an income of $52 million during the six months ended June 30, 2024. The change was primarily due to a $123 million increase in the fair value of our Root Warrants, partially offset by a $65 million TRA expense and a $10 million lower increase in the fair value of our beneficial interests in securitizations.

Income Tax Provision

Income tax provision changed by $1 million to a provision of zero during the three months ended June 30, 2025, compared to a provision of $1 million during the three months ended June 30, 2024. Income tax provision changed by $2 million to a provision of $2 million during the six months ended June 30, 2025, compared to a provision of zero during the six months ended June 30, 2024.

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

Adjusted EBITDA is defined as net income plus (minus) income tax provision, interest expense, net, other operating expense, net, depreciation and amortization expense in cost of sales and SG&A expenses, share-based compensation expense in cost of sales and SG&A expenses, loss on debt extinguishment, and other expense (income), net, minus revenue related to our Root Warrants. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of total revenues.

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

A reconciliation of Adjusted EBITDA to net income, Gross profit, non-GAAP to gross profit, and SG&A expenses, non-GAAP to SG&A expenses, which are the most directly comparable GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A expenses per retail unit, non-GAAP is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in millions, except per unit amounts)
Net income	$308	$48	$681	$97
Income tax provision	—	1	2	—
Interest expense, net	143	173	282	346
Other operating expense, net	2	1	2	2
Other expense (income), net	60	35	(62)	(52)
Depreciation and amortization expense in cost of sales	27	35	58	74
Depreciation and amortization expense in SG&A expenses	41	41	83	84
Share-based compensation expense in cost of sales	1	—	2	—
Share-based compensation expense in SG&A expenses	25	24	50	47
Root warrant revenue	(6)	(5)	(11)	(10)
Loss on debt extinguishment	—	2	2	2
Adjusted EBITDA	$601	$355	$1,089	$590

Total revenues	$4,840	$3,410	$9,072	$6,471
Net income margin	6.4%	1.4%	7.5%	1.5%
Adjusted EBITDA margin	12.4%	10.4%	12.0%	9.1%

Gross profit	$1,064	$715	$1,993	$1,306
Depreciation and amortization expense in cost of sales	27	35	58	74
Share-based compensation expense in cost of sales	1	—	2	—
Root warrant revenue	(6)	(5)	(11)	(10)
Gross profit, non-GAAP	$1,086	$745	$2,042	$1,370

Retail vehicle unit sales	143,280	101,440	277,178	193,318
Total gross profit per retail unit	$7,426	$7,049	$7,190	$6,756
Total gross profit per retail unit, non-GAAP	$7,580	$7,344	$7,367	$7,087

SG&A expenses	$551	$455	$1,086	$911
Depreciation and amortization expense in SG&A expenses	41	41	83	84
Share-based compensation expense in SG&A expenses	25	24	50	47
SG&A expenses, non-GAAP	$485	$390	$953	$780

Retail vehicle unit sales	143,280	101,440	277,178	193,318
Total SG&A expenses per retail unit	$3,846	$4,485	$3,918	$4,712
Total SG&A expenses per retail unit, non-GAAP	$3,385	$3,845	$3,438	$4,035

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

In past years, we maintained a focus on driving profitability, which allowed us to create a strong operational foundation for Company expansion. Beginning in 2024, we began to shift focus to the long-term phase of driving profitable growth. We expect to continue our focus on profitability initiatives as we continue to grow, assuming stability in the macroeconomic environment. We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months.

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

On July 19, 2023, the Company entered into an agreement (the "Distribution Agreement") to establish an ATM Program, and on July 31, 2024, the Company refreshed the ATM Program by entering into an Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC. On February 19, 2025, the Company further refreshed the ATM Program by entering into a Second Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., and Virtu Americas LLC. Under the ATM Program as of June 30, 2025, the Company could sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 21 million shares of Class A common stock, from time to time. There was no activity pursuant to the ATM Program during the three and six months ended June 30, 2025.

Subject to the restrictions in the indentures governing the Senior Secured Notes, we or our affiliates have and may again, at any time, and from time to time, repurchase shares of our Class A common stock, our Senior Unsecured Notes, our Senior Secured Notes, or any other securities we may issue, from time to time, in open market transactions, privately negotiated transactions, in exchange for property or other securities or otherwise. In addition, subject to the restrictions in the indentures governing the Senior Secured Notes and the terms of such notes and our Senior Unsecured Notes, we may redeem all or portions of such notes. During the three and six months ended June 30, 2025, we repurchased and cancelled zero and $52 million, respectively, of principal amount of 2028 Senior Secured Notes. Any additional repurchase or redemption decisions will be made after consideration of market conditions and liquidity needs and will be upon such terms and at such prices as we determine appropriate. However, there is no guarantee that a repurchase or redemption will take place.

Liquidity Resources

We had the following committed liquidity resources, secured debt capacity, and other unpledged assets available as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	(in millions)
Cash and cash equivalents	$1,857	$1,716
Availability under short-term revolving facilities (1)	2,005	1,879
Committed liquidity resources available	$3,862	$3,595
Super senior debt capacity	1,500	1,500
Pari passu senior debt capacity	511	485
Unpledged beneficial interests in securitizations	108	110
Total liquidity resources	$5,981	$5,690

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

As of June 30, 2025 and December 31, 2024, the short-term revolving facilities had a total commitment of $4.2 billion each period, an outstanding balance of $72 million and $67 million, respectively, and unused capacity of $4.1 billion each period.

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
As of June 30, 2025 and December 31, 2024, our outstanding principal amount of indebtedness was $5.6 billion and $5.5 billion, respectively, and is summarized in the table below. See Note 9 — Debt Instruments included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt.

	June 30, 2025	December 31, 2024

	(in millions)
Asset-Based Financing:
Floor plan facility	$72	$67
Financing of beneficial interests in securitizations	357	354
Real estate financing	485	485
Total asset-based financing	914	906
Senior Secured Notes (1)	4,452	4,358
Senior Unsecured Notes	205	205
Total debt	5,571	5,469
Less: current portion	(312)	(302)
Less: unamortized debt issuance costs (2)	(42)	(46)
Plus: unamortized premium (3)	23	27
Total included in long-term debt, net	$5,240	$5,148

(1) Includes $112 million and $105 million of accrued paid-in-kind ("PIK") interest as of June 30, 2025 and December 31, 2024, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.
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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	(in millions)
Net cash provided by operating activities	$261	$455
Net cash (used in) provided by investing activities	(54)	9
Net cash used in financing activities	(37)	(451)
Net increase in cash, cash equivalents and restricted cash	170	13
Cash, cash equivalents and restricted cash at beginning of period	1,760	594
Cash, cash equivalents and restricted cash at end of period	$1,930	$607

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, and VSCs, GAP waiver coverage, and other complementary products. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and cash used to acquire customers. Cash provided by operating activities was $261 million and $455 million during the six months ended June 30, 2025 and 2024, respectively, a decrease in cash provided by operating activities of $194 million, primarily due to increased vehicle inventory acquisitions during the six months ended June 30, 2025, together with an increase in interest paid due to our election to pay cash interest on the 2028 and 2030 Senior Secured Notes, partially offset by an improvement in operating results.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment. Cash used in investing activities was $54 million and cash provided by investing activities was $9 million during the six months ended June 30, 2025 and 2024, respectively, an increase in cash used in investing activities of $63 million, primarily due to the $24 million acquisition of a franchise dealership along with increased purchases of property and equipment during the six months ended June 30, 2025.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including proceeds from and payments on our short-term revolving facilities. Cash used in financing activities was $37 million and $451 million during the six months ended June 30, 2025 and 2024, respectively, a decrease in cash used in financing activities of $414 million, primarily due to lower payments on short-term revolving facilities relative to borrowings and lower repurchases of 2028 Senior Secured Notes in the open market during the six months ended June 30, 2025, partially offset by net proceeds of $347 million from the sale of approximately 3 million shares of Class A common stock pursuant to our "at-the-market offering" program during the six months ended June 30, 2024.

Contractual Obligations and Commitments

As of June 30, 2025, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 19, 2025.

Fair Value Measurements

We report money market securities, certain receivables, warrants to acquire common stock and beneficial interests in securitizations at fair value. See Note 17 — Fair Value of Financial Instruments, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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
•operational efficiency;
•the impact and outcome of litigation, governmental inquiries, and investigations;
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
•our ability to effectively scale our business, including our ability to utilize our available infrastructure capacity;
•our ability to raise additional capital to pursue our objectives, including as a result of restrictive covenants contained in the indentures governing our Senior Secured Notes and indentures governing future debt securities;
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
•risks related to payments due to LLC Unitholders under the Tax Receivable Agreement;
•our status as a "controlled company";
•our substantial indebtedness;
•our ability to generate sufficient cash flow;
•the volatile trading price of our Class A common stock;
•the Garcia Parties’ control over us and their interests, which may conflict with our or our stockholders’ interests;
•dilution due to issuance of additional Class A common stock, LLC Units, or preferred stock in the future, including as a result of the use of the at-the-market program; and
•other factors disclosed in the section titled "Risk Factors" in our most recent Annual Report on Form 10-K and other filings we make with the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2025, a now-defunct short-selling firm published a report including inaccurate, incomplete, and otherwise misleading information about us. We engaged outside legal counsel to independently evaluate the allegations, and voluntarily contacted the U.S. Securities and Exchange Commission (“SEC”). Based upon that evaluation and our own review, we reaffirmed our conclusion that the allegations raised in the short-seller’s report were inaccurate, incomplete, and misleading. In June 2025, we received a subpoena from the SEC requesting information that we believe primarily relates to the allegations raised by the report. We are fully cooperating with the SEC Staff.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended June 30, 2025, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged 1.0 million LLC Units for 0.8 million newly issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections

On May 28, 2025, Stephen Palmer, the Company's Vice President, Accounting and Finance, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Palmer's 10b5-1 Plan provides for the potential sale of up to 15,000 shares of Class A common stock between the first potential sale date of September 1, 2025 and the expiration of the 10b5-1 Plan on November 30, 2026.

On May 30, 2025, Michael Maroone, a member of the Company's board of directors, entered into a 10b5-1 Plan providing for the potential sale of up to 30,928 shares of Class A common stock obtained from the exercise of vested stock options between the first potential sale date on August 29, 2025 and the expiration of the 10b5-1 Plan on February 27, 2026.

On June 2, 2025, after completion of all sales under his previous trading plan and its resulting natural expiration, Ira Platt, a member of the Company's board of directors, entered into a 10b5-1 Plan providing for the potential sale of up to 14,000 shares of Class A common stock, between the first potential sale date on September 10, 2025 and the expiration of the 10b5-1 Plan on December 31, 2026.

On June 10, 2025, Paul Breaux, the Company's Vice President, General Counsel, Secretary, and Chief Compliance Officer modified a previously adopted 10b5-1 Plan. The previously adopted 10b5-1 Plan was entered into on June 9, 2023, was set to expire on December 31, 2025, and provided for the potential sale of up to 445,000 shares of Class A common stock, including shares obtained from the exercise of vested stock options and the conversion of Carvana Group's Class B Units into shares of the Company's Class A common stock. Mr. Breaux's modified 10b5-1 Plan provides for the potential sale of up to 110,000 shares of Class A common stock, including shares obtained from the exercise of vested stock options, between the first potential sale date on September 9, 2025 and the expiration of the 10b5-1 Plan on December 31, 2027.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Carvana Co., dated April 27, 2017 (incorporated by reference to Exhibit 3.1 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Carvana Co., dated May 5, 2025 (incorporated by reference to Exhibit 3.2 to Carvana's Co.'s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025).

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

10.2
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

Date:	July 30, 2025	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)