Form 10-Q
period 2025-09-30
CARVANA CO.
filed 2025-10-29
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of October 27, 2025, the registrant had 141,423,193 shares of Class A common stock outstanding and 76,119,471 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,142	$1,716
Restricted cash	79	44
Accounts receivable, net	352	303
Finance receivables held for sale, net	724	612
Vehicle inventory	2,316	1,608
Beneficial interests in securitizations	486	464
Other current assets, including $5 and $4, respectively, due from related parties	166	122
Total current assets	6,265	4,869
Property and equipment, net	2,727	2,773
Operating lease right-of-use assets, including $7 and $13, respectively, from leases with related parties	438	440
Intangible assets, net	35	34
Goodwill	3	—
Other assets	385	368
Total assets	$9,853	$8,484
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $23 and $17, respectively, due to related parties	$1,012	$856
Short-term revolving facilities	73	67
Current portion of long-term debt	320	309
Other current liabilities, including $39 and $16, respectively, due to related parties	143	106
Total current liabilities	1,548	1,338
Long-term debt, excluding current portion	4,810	5,256
Operating lease liabilities, excluding current portion, including $5 and $10, respectively, from leases with related parties	402	414
Other liabilities, including $95 and $48, respectively, due to related parties	142	101
Total liabilities	6,902	7,109
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of each of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 141,178 and 133,271 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 76,119 and 79,119 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	3,145	2,676
Accumulated deficit	(866)	(1,416)
Total stockholders' equity attributable to Carvana Co.	2,279	1,260
Non-controlling interests	672	115
Total stockholders' equity	2,951	1,375
Total liabilities & stockholders' equity	$9,853	$8,484
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and operating revenues:
Retail vehicle sales, net	$3,996	$2,543	$10,381	$7,129
Wholesale sales and revenues, including $11, $7, $28 and $21, respectively, from related parties	1,177	786	3,064	2,163
Other sales and revenues, including $93, $52, $248 and $141, respectively, from related parties	474	326	1,274	834
Net sales and operating revenues	5,647	3,655	14,719	10,126
Cost of sales, including $3, $2, $10 and $7, respectively, to related parties	4,499	2,848	11,578	8,013
Gross profit	1,148	807	3,141	2,113
Selling, general and administrative expenses, including $9, $7, $24 and $22, respectively, to related parties	595	469	1,681	1,380
Other operating expense, net	1	1	3	3
Operating income	552	337	1,457	730
Interest expense, net	125	157	407	503
Loss on debt extinguishment	14	4	16	6
Other expense (income), net	154	29	92	(23)
Net income before income taxes	259	147	942	244
Income tax benefit	(4)	(1)	(2)	(1)
Net income	263	148	944	245
Net income attributable to non-controlling interests	112	63	394	114
Net income attributable to Carvana Co.	$151	$85	$550	$131

Net earnings per share of Class A common stock - basic	$1.08	$0.69	$4.04	$1.09
Net earnings per share of Class A common stock - diluted	$1.03	$0.64	$3.82	$1.01

Weighted-average shares of Class A common stock outstanding - basic	139,213	123,883	136,247	119,719
Weighted-average shares of Class A common stock outstanding - diluted	146,274	133,555	144,100	129,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2023	114,239	$—	85,619	$—	$1,869	$(1,626)	$(627)	$(384)
Net income	—	—	—	—	—	28	21	49
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	29	—	—	—	(6)	—	6	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	1	—	—	1
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(1)	—	—	(1)
Contribution of Class A common stock from related party	(1)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested RSUs	2,272	—	—	—	—	—	—	—
Options exercised	19	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	24	—	—	24
Balance, March 31, 2024	116,558	$—	85,619	$—	$1,887	$(1,598)	$(600)	$(311)
Net income	—	—	—	—	—	18	30	48
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	3,047	—	—	—	347	—	—	347
Adjustments to the non-controlling interests related to equity offering	—	—	—	—	(155)	—	155	—
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	73	—	—	—	(4)	—	4	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	25	—	—	25
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(25)	—	—	(25)
Issuance of Class A common stock to settle vested RSUs	1,172	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	6	—	—	—	1	—	—	1
Options exercised	198	—	—	—	3	—	—	3
Equity-based compensation	—	—	—	—	27	—	—	27
Balance, June 30, 2024	121,054	$—	85,619	$—	$2,106	$(1,580)	$(411)	$115
Net income	—	—	—	—	—	85	63	148
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	4,718	—	(4,684)	—	(23)	—	23	—

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	168	—	—	168
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(168)	—	—	(168)
Issuance of Class A common stock to settle vested RSUs	617	—	—	—	—	—	—	—
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(4)	—	—	(4)
Options exercised	55	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	27	—	—	27
Balance, September 30, 2024	126,444	$—	80,935	$—	$2,106	$(1,495)	$(325)	$286

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2024	133,271	$—	79,119	$—	$2,676	$(1,416)	$115	$1,375
Net income	—	—	—	—	—	216	157	373
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	55	—	—	—	1	—	(1)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	(2)	(2)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	3	—	—	3
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(3)	—	—	(3)
Issuance of Class A common stock to settle vested RSUs	926	—	—	—	—	—	—	—
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(4)	—	—	(4)
Options exercised	147	—	—	—	5	—	—	5
Equity-based compensation	—	—	—	—	26	—	—	26
Balance, March 31, 2025	134,399	$—	79,119	$—	$2,704	$(1,200)	$269	$1,773
Net income	—	—	—	—	—	183	125	308
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	816	—	(654)	—	5	—	(5)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	(2)	(2)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	64	—	—	64
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(64)	—	—	(64)
Issuance of Class A common stock to settle vested RSUs	695	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	3	—	—	—	1	—	—	1
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(9)	—	—	(9)
Options exercised	585	—	—	—	16	—	—	16
Equity-based compensation	—	—	—	—	30	—	—	30
Balance, June 30, 2025	136,498	$—	78,465	$—	$2,747	$(1,017)	$387	$2,117
Net income	—	—	—	—	—	151	112	263
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	1,476	—	—	—	536	—	—	536

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Adjustments to the non-controlling interests related to equity offering	—	—	—	—	(187)	—	187	—
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	2,369	—	(2,346)	—	14	—	(14)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	209	—	—	209
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(209)	—	—	(209)
Issuance of Class A common stock to settle vested RSUs	634	—	—	—	—	—	—	—
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(8)	—	—	(8)
Options exercised	201	—	—	—	16	—	—	16
Equity-based compensation	—	—	—	—	27	—	—	27
Balance, September 30, 2025	141,178	$—	76,119	$—	$3,145	$(866)	$672	$2,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$944	$245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	206	231
Equity-based compensation expense	74	69
Loss on disposal of property and equipment	3	3
Loss on debt extinguishment	16	6
Payment-in-kind interest expense	182	388
Provision for bad debt and valuation allowance	12	24
Amortization of debt issuance costs	6	13
Unrealized gain on warrants to acquire Root Class A common stock	(3)	(27)
Unrealized gain on beneficial interests in securitizations	(8)	(15)
Changes in finance receivable related assets:
Originations of finance receivables	(9,180)	(6,051)
Proceeds from sale of finance receivables, net	9,583	6,464
Gain on loan sales	(878)	(541)
Principal payments received on finance receivables held for sale	189	142
Other changes in assets and liabilities:
Vehicle inventory	(676)	(154)
Accounts receivable	(56)	(105)
Other assets	(46)	(16)
Accounts payable and accrued liabilities	153	171
Operating lease right-of-use assets	2	3
Operating lease liabilities	(6)	1
Other liabilities	89	7
Net cash provided by operating activities	606	858
Cash Flows from Investing Activities:
Purchases of property and equipment	(96)	(67)
Proceeds from disposal of property and equipment	2	9
Payments for acquisitions, net of cash acquired	(51)	—
Principal payments received on and proceeds from sale of beneficial interests	45	52
Net cash used in investing activities	(100)	(6)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	3,064	2,601
Payments on short-term revolving facilities	(3,058)	(3,193)
Proceeds from issuance of long-term debt	128	160
Payments on long-term debt	(696)	(427)
Payments of debt issuance costs	(15)	(3)
Payments of tax made on behalf of non-controlling members	(4)	—
Net proceeds from issuance of Class A common stock	536	347
Tax receivable agreement payments	(17)	—
Proceeds from equity-based compensation plans	38	3
Tax withholdings related to restricted stock units	(21)	(2)
Net cash used in financing activities	(45)	(514)
Net increase in cash, cash equivalents and restricted cash	461	338
Cash, cash equivalents, and restricted cash at beginning of period	1,760	594
Cash, cash equivalents, and restricted cash at end of period	$2,221	$932
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub LLC (collectively, "Carvana Co.", and together with its consolidated subsidiaries, the "Company"), is the leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Using the Company's website or mobile application, customers can complete all phases of a used vehicle transaction, including financing their purchase, trading in their current vehicle, and purchasing complementary products such as vehicle service contracts ("VSC"), GAP waiver coverage, and auto insurance. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

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

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs, and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of September 30, 2025, Carvana Co. owned approximately 64.6% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 35.4%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2025, results of operations and changes in stockholders' equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary. All intercompany balances and transactions have been eliminated.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Liquidity

The Company has incurred losses in prior periods and may incur additional losses in the future as it continues to focus on driving profitable growth. Historically, the Company's capital and liquidity needs have been primarily satisfied through its debt and equity financings, operating cash flows, and short-term revolving facilities. During the three months ended September 30, 2025, the Company (i) voluntarily redeemed $559 million of principal amount of 2028 Senior Secured Notes (as defined in Note 9 — Debt Instruments); (ii) extended and upsized two of its short-term revolving credit facilities through August 2026 and February 2027, respectively; and (iii) entered into a new short-term revolving credit facility to fund up to $600 million of certain finance receivables through March 2027. Further, in October 2025, the Company (i) entered into bilateral, independent definitive loan purchase agreements with two independent, third-party loan purchasers, under which one purchaser may purchase up to $4 billion of principal balance of finance receivables through October 2027 and the other purchaser may purchase up to $4 billion of principal balance of finance receivables through December 2027; (ii) further amended the Ally Master Purchase and Sale Agreement to increase the commitment by Ally (as defined below) to purchase up to $6 billion of principal balance of finance receivables between October 28, 2025 and October 27, 2026; and (iii) extended another of its short-term revolving credit facilities through October 2026. Management believes that current working capital, cash flows from operations, and expected continued or new financing arrangements will be sufficient to fund operations for at least one year from the financial statement issuance date.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Segment information for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Net sales and operating revenues	$5,647	$3,655	$14,719	$10,126
Cost of sales	4,499	2,848	11,578	8,013
Gross profit	1,148	807	3,141	2,113
Compensation and benefits	209	175	609	516
Advertising	102	56	258	165
Market occupancy	17	17	49	52
Logistics	43	29	118	86
Other (1)	224	192	647	561
Other operating expense, net	1	1	3	3
Operating income	552	337	1,457	730
Interest expense, net	125	157	407	503
Loss on debt extinguishment	14	4	16	6
Other expense (income), net	154	29	92	(23)
Net income before income taxes	259	147	942	244
Income tax benefit	(4)	(1)	(2)	(1)
Net income	$263	$148	$944	$245

(1) Other costs include all other selling, general and administrative expenses such as IT expenses, corporate occupancy, professional services and insurance, limited warranty, and title and registration.

Accounting Standards Issued But Not Yet Adopted

The Company assessed all Accounting Standards Updates ("ASU") issued during the three months ended September 30, 2025 but not yet adopted and determined they are not relevant to the Company or are not expected to have a material impact upon adoption. The Company is currently evaluating the impact of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and ASU 2025-06, Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software on the presentation of its consolidated financial statements and accompanying notes.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(in millions)
Land and site improvements	$1,334	$1,335
Buildings and improvements	1,427	1,380
Transportation fleet	589	545
Software	343	301
Furniture, fixtures, and equipment	159	147
Total property and equipment excluding construction in progress	3,852	3,708
Less: accumulated depreciation and amortization on property and equipment	(1,185)	(994)
Property and equipment excluding construction in progress, net	2,667	2,714
Construction in progress	60	59
Property and equipment, net	$2,727	$2,773

Depreciation and amortization expense on property and equipment in cost of sales was $27 million and $33 million during the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $35 million and $36 million during the three months ended September 30, 2025 and 2024, respectively.

Depreciation and amortization expense on property and equipment in cost of sales was $85 million and $107 million during the nine months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $109 million and $111 million during the nine months ended September 30, 2025 and 2024, respectively.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS, NET

During the nine months ended September 30, 2025, the Company separately acquired two franchise dealerships for total purchase consideration of $51 million, comprised of $27 million in cash and $24 million in trade vehicle floor plan payables. The purchase price was allocated to net tangible assets of $36 million, indefinite-lived franchise rights of $12 million, and goodwill of $3 million, which is deductible for tax purposes. The acquisitions were not material to the Company's financial condition or results of operations.

The following table summarizes goodwill and intangible assets, net as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(in millions)
Customer relationships	$50	$50
Developed technology	31	41
Franchise rights	12	—
Intangible assets, acquired cost	93	91
Less: accumulated amortization	(58)	(57)
Intangible assets, net	$35	$34

Goodwill	$3	$—

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Amortization expense was $3 million and $4 million during the three months ended September 30, 2025 and 2024, respectively, and $12 million and $13 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the remaining weighted-average amortization period for definite-lived intangible assets was 2.4 years. The anticipated annual amortization expense to be recognized in future years as of September 30, 2025 is as follows:

Expected Future Amortization
(in millions)
Remainder of 2025	$3
2026	7
2027	5
2028	3
2029	2
Thereafter	3
Total	$23

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(in millions)
Accounts payable, including $23 and $17, respectively, due to related parties	$291	$236
Reserve for returns and cancellations	109	75
Sales taxes and vehicle licenses and fees	94	87
Accrued compensation and benefits	87	92
Accrued insurance	81	63
Accrued interest expense	53	96
Trade floor plan payables	50	—
Customer deposits	49	63
Accrued advertising costs	25	18
Other accrued liabilities	173	126
Total accounts payable and accrued liabilities	$1,012	$856

In connection with the franchise dealership acquisitions, the Company entered into a Master Loan and Security Agreement (the "Trade Floor Plan Facility") with Stellantis Financial Services, Inc. ("SFS") to finance certain of our purchases of its new vehicle inventory, and such financed inventory secures the Trade Floor Plan Facility. The line of credit under the Trade Floor Plan Facility is $99 million, allocated among sub-advance limits for each dealership location and type of vehicle inventory, and the interest rate is based on one-month term SOFR plus an applicable margin, which ranges from 2.25% to 3.25% depending on the relative amount of retail sales funded by SFS. Under the Trade Floor Plan Facility, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding principal balances related to vehicles held in inventory for more than 11 months are due in full on the first day of the 12th month after a vehicle was initially financed. Prepayments may be made without incurring a premium or penalty. The Trade Floor Plan Facility also requires monthly interest payments and a minimum $15 million restricted cash balance.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group, Inc. (together with its consolidated affiliates, collectively, "DriveTime"), a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all of the interests in DriveTime, entered into a lease agreement governing the occupation of two inspection and reconditioning centers, one each in Blue Mound, Texas and Delanco, New Jersey. The lease for the Blue Mound, Texas location expires in 2029, with two five-year renewal options, and the lease for the Delanco, New Jersey location expires in 2026, with one six-year renewal option. Pursuant to that lease agreement, the Company has made monthly lease payments based on DriveTime's actual rent expense and the Company was responsible for the actual insurance costs, tenant improvements required to conduct operations, and real estate taxes. In March 2025, the Company assumed DriveTime's lease for the properties in the Blue Mound, Texas location on the same terms and conditions that were previously applicable to DriveTime and DriveTime was released from the lease.

In February 2017, the Company entered into a lease agreement with DriveTime for sole occupancy of a fully operational inspection and reconditioning center in Winder, Georgia. In May 2024, the lease expiration for the Winder, Georgia location was extended to 2030, subject to two remaining renewal options of five years each.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $1 million during each of the three months ended September 30, 2025 and 2024, and $2 million and $3 million during the nine months ended September 30, 2025 and 2024, respectively, allocated between inventory and selling, general and administrative expenses.

Office Leases

In September 2016, the Company entered into a lease for office space in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of another floor in the same building. The lease and sublease each had a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company paid the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The lease and sublease expired in February 2024. The rent expense incurred related to the first floor sublease was less than $1 million during the nine months ended September 30, 2024.

In December 2019, Verde Opportunity Heath LLC, an affiliate of DriveTime ("Verde"), purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years expiring in 2029, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was less than $1 million during each of the three and nine months ended September 30, 2025 and 2024.

Wholesale Vehicle Sales and Purchases

DriveTime purchases wholesale vehicles from the Company through competitive auctions that are open to other dealers. As a result, the Company recognized $8 million and $3 million of wholesale sales and revenues from DriveTime during the three months ended September 30, 2025 and 2024, respectively, and $18 million and $10 million during the nine months ended September 30, 2025 and 2024, respectively. The Company purchased $4 million and $1 million of vehicles from DriveTime through competitive auctions that are open to other dealers during the three months ended September 30, 2025 and 2024, respectively, and $10 million and $3 million during the nine months ended September 30, 2025 and 2024, respectively.

Wholesale Marketplace Revenues

DriveTime sells vehicles to, and purchases vehicles from, third parties and the Company through the Company's wholesale marketplace platform. These transactions occur through competitive auctions in which all registered buyers and sellers are able to bid on and purchase, or list and sell, wholesale vehicles. In addition, beginning in September 2023, certain auction locations

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
generally provide customers, including DriveTime, with reconditioning services. As a result, the Company recognized $3 million and $4 million of wholesale sales and revenues from DriveTime during the three months ended September 30, 2025 and 2024, respectively, and $10 million and $11 million during the nine months ended September 30, 2025 and 2024, respectively. The Company recognized zero and $1 million of cost of sales to DriveTime related to reconditioning services during the three months ended September 30, 2025 and 2024, respectively, and less than $1 million and $2 million during the nine months ended September 30, 2025 and 2024, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), most recently amended in April 2021, pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Master Dealer Agreement further allows the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the three months ended September 30, 2025 and 2024, the Company recognized $91 million and $50 million, respectively, and during the nine months ended September 30, 2025 and 2024, the Company recognized $242 million and $136 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations, and payments for excess reserves to which it expects to be entitled, which are included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred $7 million and $5 million during the three months ended September 30, 2025 and 2024, respectively, and $18 million and $13 million during the nine months ended September 30, 2025 and 2024, respectively, related to the administration of limited warranty.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime, pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). Finally, in December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). The Company recognized $2 million in revenue during each of the three months ended September 30, 2025 and 2024, and $6 million and $5 million during the nine months ended September 30, 2025 and 2024, respectively, under the Profit Sharing Agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $2 million during each of the three months ended September 30, 2025 and 2024, and $5 million and $7 million during the nine months ended September 30, 2025 and 2024, respectively, related to these services.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three and nine months ended September 30, 2025 and 2024.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accounts Payable Due to Related Party

As of September 30, 2025 and December 31, 2024, $23 million and $17 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Tax Receivable Agreement Liability

As further discussed in Note 14 — Income Taxes, as of September 30, 2025 and December 31, 2024, the Company recorded a tax receivable agreement ("TRA") liability of $170 million and $82 million, respectively, of which $132 million and $61 million, respectively, is due to related parties. Refer to Note 14 — Income Taxes for further discussion of the TRA. During the nine months ended September 30, 2025, the Company made TRA payments of $17 million, of which $13 million was paid to related parties.

Tax Payments on Behalf of Non-Controlling Members

As further discussed in Note 14 — Income Taxes, during the three and nine months ended September 30, 2025, the Company made mandatory composite and non-resident withholding tax payments on behalf of non-controlling members of less than $1 million and $4 million, respectively, of which less than $1 million and $3 million, respectively, was paid on behalf of related parties.

Contributions of Class A Common Stock From Ernest Garcia III

On January 5, 2022, in recognition of the Company selling its 1 millionth vehicle in the fourth quarter of 2021, the Company's CEO, Ernest Garcia III ("Mr. Garcia"), committed to giving then-current employees 23 shares of Class A common stock each from his personal shareholdings once employees reach their two-year employment anniversary ("CEO Milestone Gift" or "Gift"). As a result and during the three months ended March 31, 2022, the Company granted 23 restricted stock units ("RSUs") to each current employee, which vested after completion of their second year of employment, for a total of 435,035 RSUs granted during the period. For every Gift that vested, and pursuant to a contribution agreement (the "Contribution Agreement") entered into by and between the Company and Mr. Garcia on February 22, 2022, Mr. Garcia contributed to the Company, at the end of each fiscal quarter, the number of shares of Class A common stock, granted pursuant to the CEO Milestone Gift, that had vested during such quarter. The shares contributed were shares of Class A common stock that Mr. Garcia individually owned, at no charge. During the nine months ended September 30, 2024, 1,104 RSUs vested and an equal number of shares of Class A common stock were contributed by Mr. Garcia. As of January 2024, all RSUs granted pursuant to the CEO Milestone Gift had vested or been forfeited. Although the Company does not expect Mr. Garcia to incur any tax obligations related to the contribution, the Company has agreed to indemnify Mr. Garcia from any such obligations that may arise.

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

Ally Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Ally Master Purchase and Sale Agreement" or "Ally MPSA") with Ally Bank and Ally Financial Inc. (together, "Ally"). Pursuant to the Ally MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. On January 3, 2025, the Company and Ally amended the Ally MPSA to reestablish the commitment by Ally to purchase up to $4.0 billion of principal balances of finance receivables between January 3, 2025 and January 2, 2026, and further amended the Ally MPSA on April 29, 2025 to reestablish the commitment by Ally to purchase up to $4.0 billion of principal balance of finance receivables between April 30, 2025 and April 29, 2026. On

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
October 28, 2025, the Ally MPSA was further amended to increase the commitment by Ally to purchase up to $6.0 billion of principal balance of finance receivables between October 28, 2025 and October 27, 2026, with all other terms and conditions remaining unchanged from the preceding Ally MPSA.

During the three months ended September 30, 2025 and 2024, the Company sold $1.2 billion and $0.7 billion, respectively, in principal balances of finance receivables under the Ally MPSA. During the nine months ended September 30, 2025 and 2024, the Company sold $3.2 billion and $2.15 billion, respectively, in principal balances of finance receivables under the Ally MPSA, and had $2.0 billion of unused capacity as of September 30, 2025.

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

During the three months ended September 30, 2025 and 2024, the Company sold $1.0 billion and $1.2 billion, respectively, in principal balances of finance receivables through securitization transactions. During the nine months ended September 30, 2025 and 2024, the Company sold $2.6 billion and $3.2 billion, respectively, in principal balances of finance receivables through securitization transactions.

Fixed Pool Loan Sales

During the three months ended September 30, 2025 and 2024, the Company completed fixed pool loan sales of $1.1 billion and $0.4 billion, respectively, in principal balances of finance receivables to unrelated third parties. During the nine months ended September 30, 2025 and 2024, the Company completed fixed pool loan sales of $3.1 billion and $0.8 billion, respectively, in principal balances of finance receivables to unrelated third parties.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $331 million and $224 million during the three months ended September 30, 2025 and 2024, respectively, and $878 million and $541 million during the nine months ended September 30, 2025 and 2024, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
the securities issued by the VIEs, providing industry standard representations and warranties regarding the underlying finance receivables, and performing ministerial duties as the trust administrator. As of September 30, 2025, the Company was not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of September 30, 2025 and December 31, 2024 were $486 million and $464 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of September 30, 2025 and December 31, 2024.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at September 30, 2025 and December 31, 2024. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	September 30, 2025		December 31, 2024
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$372	$372	$355	$355
Certificates and other assets	114	114	109	109
Total unconsolidated VIEs	$486	$486	$464	$464

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$370	$372	$356	$355
Certificates and other assets	121	114	104	109
Total securities available for sale	$491	$486	$460	$464

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 9 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 15 — Leases, as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024

	(in millions)
Asset-based financing:
Floor plan facility	$73	$67
Financing of beneficial interests in securitizations	368	354
Real estate financing	485	485
Total asset-based financing	926	906
Senior Secured Notes (1)	3,929	4,358
Senior Unsecured Notes	205	205
Total debt	5,060	5,469
Less: current portion	(319)	(302)
Less: unamortized debt issuance costs (2)	(37)	(46)
Plus: unamortized premium (3)	19	27
Total included in long-term debt, net	$4,723	$5,148

(1) Includes zero and $105 million of accrued paid-in-kind ("PIK") interest as of September 30, 2025 and December 31, 2024, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.
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

Short-Term Revolving Facilities

Floor Plan Facility

The Company previously entered into a floor plan facility with Ally to finance its vehicle inventory, which was secured by Carvana LLC's vehicle inventory, general intangibles, accounts receivable, and finance receivables (as amended, the "Floor Plan Facility"). On September 1, 2023, the Company amended the Floor Plan Facility in connection with the issuance of the Senior Secured Notes (as defined below) to provide for an additional exclusive grant of collateral over certain deposit accounts and the cash on deposit in those accounts in favor of the lender and to amend certain other affirmative and negative covenants.

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

As of September 30, 2025, the Company had $73 million outstanding under the Floor Plan Facility, unused capacity of $1.4 billion, and held $4 million in restricted cash related to the Floor Plan Facility. During the three months ended September 30, 2025, the Company's effective interest rate on the Floor Plan Facility was 5.89%.

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

In January 2020, the Company entered into an agreement pursuant to which a lender agreed to provide a revolving credit facility to fund certain finance receivables originated by the Company. In 2023, the Company amended its agreement to, among other things, adjust the line of credit to $500 million, and in January 2025, the maturity date was extended to April 15, 2026.

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

In April 2021, the Company entered into an agreement pursuant to which a third lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase this line of credit to $600 million, and in October 2025 the maturity date was extended to October 9, 2026.

In March 2022, the Company entered into an agreement pursuant to which a fourth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In August 2025, the Company amended its agreement to, among other things, increase the line of credit to $600 million and extend the maturity date to August 6, 2026.

In May 2023, the Company entered into an agreement pursuant to which a fifth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In August 2025, the Company amended its agreement to, among other things, increase the line of credit to $600 million and extend the maturity date to February 14, 2027.

In September 2025, the Company entered into an agreement pursuant to which a sixth lender agreed to provide a $600 million revolving credit facility to fund certain finance receivables originated by the Company until March 29, 2027.

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of September 30, 2025 and December 31, 2024, the Company had zero outstanding under these Finance Receivable Facilities each period, unused capacity of $3.5 billion and $2.7 billion, respectively, and held $3 million and $2 million, respectively, in restricted cash related to these Finance Receivable Facilities. During the three months ended September 30, 2025, the Company's effective interest rate on these Finance Receivable Facilities was 5.96%. During the year ended December 31, 2024, the Company's effective interest rate on these Finance Receivable Facilities was 7.39%.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Long-Term Debt

Senior Secured Notes

The Company has issued various tranches of Senior Secured Notes (collectively, the "Senior Secured Notes") as further described below:

Senior Secured Notes	September 30, 2025	December 31, 2024	Year 1 PIK Interest Rate	Year 2 Cash/PIK Toggle Interest Rate	Thereafter Cash Interest Rate

	(in millions, except percentages)
Notes due December 1, 2028 (the "2028 Senior Secured Notes")	$—	$611	12%	9%/12%	9%
Notes due June 1, 2030 (the "2030 Senior Secured Notes")	1,660	1,660	13%	11%/13%	9%
Notes due June 1, 2031 (the "2031 Senior Secured Notes")	2,269	1,982	14%	--/14%	9%
Accrued PIK interest	—	105
Total principal amount	$3,929	$4,358
Less: unamortized debt issuance costs	(30)	(40)
Plus: unamortized premium	19	27
Total Senior Secured debt	$3,918	$4,345

Interest on each of the Senior Secured Notes is payable semi-annually on February 15 and August 15, and commenced on February 15, 2024. On February 15, 2025, the Company paid interest for the 2028 and 2030 Senior Secured Notes in cash of $28 million and $91 million, respectively, and as required by the indentures governing the Senior Secured Notes, increased the principal amount of the 2031 Senior Secured Notes in connection with the payment of interest in kind of $139 million. On August 15, 2025, the Company paid interest for the 2028 and 2030 Senior Secured Notes in cash of $25 million and $91 million, respectively, and as required by the indentures governing the Senior Secured Notes, increased the principal amount of the 2031 Senior Secured Notes in connection with the payment of interest in kind of $148 million. Accrued cash interest expense on the 2028 Senior Secured Notes, the 2030 Senior Secured Notes, and the 2031 Senior Secured Notes is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

During the three months ended September 30, 2025, as permitted by the indenture governing the 2028 Senior Secured Notes, the Company voluntarily redeemed $559 million of principal amount of the 2028 Senior Secured Notes for $578 million, which included $13 million of premium and $6 million of accrued interest. Additionally, during the nine months ended September 30, 2025, the Company repurchased $52 million of principal amount of the 2028 Senior Secured Notes in the open market for $55 million, which included less than $1 million of accrued interest. The repurchased and redeemed notes were cancelled upon receipt. The repurchases and redemption are treated as an extinguishment of debt, with any realized discount (premium) recognized as a gain (loss) on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations, net of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium. As a result of the repurchases and redemption, during the three and nine months ended September 30, 2025, the Company recognized a net loss on debt extinguishment of $14 million and $16 million, respectively, each of which included $1 million of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium.

During the three and nine months ended September 30, 2024, the Company repurchased $100 million and $350 million of principal amount of the 2028 Senior Secured Notes in the open market for $104 million and $363 million, respectively, which included $1 million and $8 million of accrued interest, respectively. As a result of the repurchases, during the three and nine

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
months ended September 30, 2024, the Company recognized a net loss on debt extinguishment of $4 million and $6 million, respectively, which included less than $1 million and $1 million, respectively, of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium.

The Company may redeem some or all of each remaining series of Senior Secured Notes at any time prior to certain specified redemption dates (the "Secured Early Redemption Dates") and at 100% of the principal amount outstanding plus applicable make-whole premiums set forth in each respective indenture, plus any accrued and unpaid interest to the redemption date. Prior to the Secured Early Redemption Dates, the Company may also redeem up to 35% of the original aggregate principal amount of the 2030 Senior Secured Notes at a redemption price equal to 109% of the principal amount outstanding, together with accrued and unpaid interest to, but not including, the date of redemption, using the net cash proceeds of certain equity offerings. Finally, on or after the Secured Early Redemption Dates, the Company may redeem its Senior Secured Notes in whole or in part at redemption prices set forth in each respective indenture, plus accrued and unpaid interest up to but excluding the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the Senior Secured Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

The Senior Secured Notes mature as specified in the table above unless earlier repurchased or redeemed and are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of the domestic restricted subsidiaries of the Company (other than, subject to certain exceptions, any subsidiary that constitutes an "immaterial subsidiary," "captive insurance subsidiary," "securitization subsidiary" or "permitted joint venture"). The Senior Secured Notes and the guarantees are secured by (i) second-priority liens on certain assets and property of the Company, pledged in favor of Ally under the Floor Plan Facility and (ii) first-priority liens on certain assets and property of the Company and the guarantors, as identified in the indentures to the Senior Secured Notes.

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

Senior Unsecured Notes

The Company has issued various tranches of Senior Unsecured Notes (the "Senior Unsecured Notes") each under a separate indenture, as further described below:

Senior Unsecured Notes	September 30, 2025	December 31, 2024	Interest Rate

	(in millions, except percentages)
Notes due October 1, 2025 ("2025 Senior Unsecured Notes")	$98	$98	5.625%
Notes due April 15, 2027 ("2027 Senior Unsecured Notes")	32	32	5.500%
Notes due October 1, 2028 ("2028 Senior Unsecured Notes")	22	22	5.875%
Notes due September 1, 2029 ("2029 Senior Unsecured Notes")	26	26	4.875%
Notes due May 1, 2030 ("2030 Senior Unsecured Notes")	27	27	10.250%
Total principal amount	205	205
Less: current portion	(98)	(98)
Less: unamortized debt issuance costs	(1)	(1)
Total included in long-term debt, net	$106	$106

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

The Company may redeem some or all of each series of Senior Unsecured Notes at any time prior to certain specified redemption dates (the "Unsecured Early Redemption Dates") at the redemption prices and applicable make-whole premiums set forth in each respective indenture, plus any accrued and unpaid interest to the redemption date. Prior to the Unsecured Early Redemption Dates, the Company may also redeem up to 35% of the aggregate principal amount at a redemption price equal to 100% plus the respective interest rate specified in the table above, together with accrued and unpaid interest to, but not including, the date of redemption, with the net cash proceeds of certain equity offerings. With respect to the 2030 Senior Unsecured Notes, the Company may, at its option, redeem in the aggregate up to 10% of the original aggregate principal amount of the 2030 Senior Unsecured Notes during the period from, and including, May 1, 2025 to, but excluding May 1, 2027, at a redemption price equal to 105.125% of the 2030 Senior Unsecured Notes to be redeemed, plus accrued and unpaid interest thereon to the relevant redemption date. Finally, on or after the Unsecured Early Redemption Dates, the Company may redeem some or all of the Senior Unsecured Notes in whole or in part at redemption prices set forth in each respective indenture, plus accrued and unpaid interest up to but excluding the redemption date.

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of September 30, 2025, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of both September 30, 2025 and December 31, 2024, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $482 million and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of September 30, 2025 and December 31, 2024, the Company had pledged $368 million and $354 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from March 2026 to June 2033. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $365 million and $351 million as of September 30, 2025 and December 31, 2024, respectively, of which $147 million and $136 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2025, the Company was in compliance with all debt covenants.

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

As of September 30, 2025 and December 31, 2024, there were 272 million and 265 million Class A Units, respectively, and 2 million at each period of Class B Units (as adjusted for the participation thresholds and closing price of Class A common stock on September 30, 2025 and December 31, 2024), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

At-the-Market Offering

On July 19, 2023, the Company entered into a distribution agreement with Citigroup Global Markets Inc. and Moelis & Company LLC to establish an ATM Program, and on July 31, 2024, the Company refreshed the ATM Program by entering into an Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC. On February 19, 2025, the Company further refreshed the ATM Program by entering into a Second Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., and Virtu Americas LLC. Under the ATM Program, the Company may sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 21 million shares of Class A common stock, from time to time. As of September 30, 2025, $461 million of registered aggregate offering price remained available to be sold under the ATM Program. The Company uses the net proceeds from the ATM Program to purchase Class A Units.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the activity under the ATM Program for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except share and per share amounts)
Shares of Class A common stock issued	1,476,348	—	1,476,348	3,047,468
Weighted-average issuance price per share	$364.93	$—	$364.93	$114.85
Gross proceeds (1)	$539	$—	$539	$350

(1) Net proceeds were $536 million, zero, $536 million, and $347 million after deducting $3 million, zero, $3 million, and $3 million of commissions and other offering expenses incurred.

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

The exchanges affected pursuant to the Exchange Agreement during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
LLC Units exchanged by certain LLC Unitholders	2,961	5,899	4,051	6,035
Shares of Class B common stock retired	2,345	4,684	3,000	4,684
Newly issued Class A common stock	2,368	4,718	3,239	4,820
LLC Units received by Carvana Co.	2,960	5,897	4,048	6,025

Class A Non-Convertible Preferred Units

In accordance with the Carvana Group, LLC amended and restated LLC Agreement, and in connection with the issuance of Senior Secured Notes or Senior Unsecured Notes by Carvana Co., Carvana Group, LLC is authorized to issue Class A Non-Convertible Preferred Units to Carvana Co. In each case, the consideration for the capital contribution made or deemed to have been made by Carvana Co. is equal to the net proceeds of notes issuances. As of September 30, 2025 and December 31, 2024, Carvana Co. held 4.1 million and 4.5 million, respectively, of Class A Non-Convertible Preferred Units.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the three and nine months ended September 30, 2025, the Company cancelled and retired 0.56 million and 0.61 million of Class A Non-Convertible Preferred Units, respectively, in conjunction with the voluntary redemption and the open market repurchases of the 2028 Senior Secured Notes as discussed in Note 9 — Debt Instruments. During the three and nine months ended September 30, 2025, the Company issued 0.15 million and 0.29 million of Class A Non-Convertible Preferred Units, respectively, in conjunction with the PIK interest payment the Company was required to make on February 15, 2025 and August 15, 2025.

During the three and nine months ended September 30, 2024, the Company cancelled and retired 0.10 million and 0.35 million of Class A Non-Convertible Preferred Units, respectively, in conjunction with the repurchases of 2028 Senior Secured Notes as discussed in Note 9 — Debt Instruments and issued 0.28 million and 0.53 million of Class A Non-Convertible Preferred Units, respectively, in conjunction with the PIK interest payments the Company was required to make on February 15, 2024 and August 15, 2024.

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

During the nine months ended September 30, 2025 and 2024, the total adjustments related to exchanges of LLC Units and non-controlling interest related to restricted stock unit ("RSU") vesting and stock option ("NQSO") exercises were a decrease and an increase in non-controlling interests and a corresponding increase and a decrease in additional paid-in capital of $20 million and $33 million, respectively, which have been included in exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit).

During the three and nine months ended September 30, 2025, Carvana Co. utilized the net proceeds from its equity offerings to purchase LLC Units, which resulted in net adjustments to increase non-controlling interests and to decrease additional paid-in capital by $187 million, which have been included in non-controlling interests related to equity offerings in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit). During the nine months ended September 30, 2024, Carvana Co. utilized the net proceeds from its equity offerings to purchase LLC Units, which resulted in net adjustments to increase non-controlling interests and to decrease additional paid-in capital by $155 million, which have been included in non-controlling interests related to equity offerings in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit).

As of September 30, 2025, Carvana Co. owned approximately 64.6% of Carvana Group with the LLC Unitholders owning the remaining 35.4%. The net income attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net income attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(in millions)
Transfers (to) from non-controlling interests:
Decrease as a result of issuances of Class A and B common stock	$(187)	$(155)
Increase (Decrease) as a result of exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	20	(33)
Total transfers to non-controlling interests	$(167)	$(188)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Restricted Stock Units and Awards	$22	$21	$69	$62
Options	5	6	14	16
Total equity-based compensation	27	27	83	78
Equity-based compensation capitalized to property and equipment	(2)	(2)	(6)	(7)
Equity-based compensation capitalized to inventory	(1)	(1)	(3)	(2)
Equity-based compensation, net of capitalized amounts	$24	$24	$74	$69

During each of the three months ended September 30, 2025 and 2024, the Company capitalized $2 million of equity-based compensation to property and equipment related to software development and $1 million each period to inventory related to reconditioning and inbound transportation of vehicles. During the nine months ended September 30, 2025 and 2024, the Company capitalized $6 million and $7 million, respectively, of equity-based compensation to property and equipment related to software development and $3 million and $2 million, respectively, to inventory related to reconditioning and inbound transportation of vehicles.

Equity-based compensation expense in cost of sales was less than $1 million and $1 million during the three months ended September 30, 2025 and 2024, respectively, and $2 million and $1 million during the nine months ended September 30, 2025 and 2024, respectively. Equity-based compensation expense in selling, general and administrative expense was $24 million and $23 million during the three months ended September 30, 2025 and 2024, respectively, and $74 million and $70 million during the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the total unrecognized equity-based compensation related to outstanding awards was $191 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). The number of shares authorized for issuance under the 2017 Incentive Plan is subject to an automatic annual increase (the "Automatic Increase") of the lesser of two percent of the Company's outstanding Class A common stock or an amount determined by the Compensation and Nominating Committee of the Board. On each of January 1, 2025 and 2024, the number of shares authorized for issuance under the 2017 Incentive Plan increased by two percent of the then outstanding Class A

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
common stock under the Automatic Increase. As of September 30, 2025, 20 million shares remained available for future equity-based award grants under this plan.

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

During the nine months ended September 30, 2025 and 2024, the Company issued 3,212 and 6,136 shares of Class A common stock, respectively, and as of September 30, 2025, 364,756 shares of Class A common stock remained available for future issuance. During each of the three and nine months ended September 30, 2025 and 2024, the Company recognized less than $1 million of equity-based compensation expense related to the ESPP.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and nine months ended September 30, 2025 or 2024. As of September 30, 2025, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net earnings per share during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$263	$148	$944	$245
Net income attributable to non-controlling interests	112	63	394	114
Net income attributable to Carvana Co. Class A common stockholders - basic and diluted	$151	$85	$550	$131

Denominator:
Weighted-average shares of Class A common stock outstanding	139,213	123,883	136,247	119,721
Nonvested weighted-average restricted stock awards	—	—	—	(2)
Weighted-average shares of Class A common stock outstanding - basic	139,213	123,883	136,247	119,719
Dilutive effect of Class A common shares:
Stock Options (1)	3,034	3,208	3,272	2,913
Restricted Stock Units and Awards (1)	4,027	6,464	4,581	6,621
Weighted-average shares of Class A common stock outstanding - diluted	146,274	133,555	144,100	129,253

Net earnings per share of Class A common stock - basic	$1.08	$0.69	$4.04	$1.09
Net earnings per share of Class A common stock - diluted	$1.03	$0.64	$3.82	$1.01

(1) Calculated using the treasury stock method, if dilutive.

Shares of Class B common stock do not share in the losses or income of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net earnings per share per share of Class B common stock under the two-class method has not been presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net earnings per share of Class A common stock for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Stock Options (1)	—	365	92	371
Restricted Stock Units and Awards (1)	1	5	5	41
Class A Units (2)	76,737	83,323	78,299	84,888
Class B Units (2)	1,337	1,815	1,420	1,797

(1) Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.
(2) Represents the weighted-average as-converted LLC units that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive.

NOTE 14 — INCOME TAXES

As described in Note 1 — Business Organization and Note 10 — Stockholders' Equity, as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members (LLC Unitholders), including Carvana Co., based on its allocable share held in Carvana Group. Nonetheless, many states require that partnerships make mandatory tax payments on behalf of members who are non-residents of the respective states. Accordingly, if Carvana Group generates taxable income and is required to remit income tax on behalf of its members, it will make payments to the states through composite tax returns and non-resident withholding. These payments are treated as distributions to the affected members because the amounts remitted are a payment of income tax on behalf of the affected members. Payments on behalf of non-controlling members of less than $1 million and $4 million for the three and nine months ended September 30, 2025, respectively, are included as reductions to the non-controlling interests in the accompanying unaudited condensed consolidated statements of stockholders' equity (deficit). Payments on behalf of Carvana Co. Sub LLC are recorded through the income tax provision in the accompanying unaudited condensed consolidated statements of operations.

As described in Note 10 — Stockholders' Equity, the Company acquires LLC Units in connection with exchanges with LLC Unitholders. During the three months ended September 30, 2025 and 2024, the Company recognized a gross deferred tax asset of $208 million and $168 million, respectively, and $275 million and $171 million during the nine months ended September 30, 2025 and 2024, respectively, associated with the difference in basis in its investment in Carvana Group related to these acquisitions of LLC Units. Additionally, as described in Note 10 — Stockholders' Equity, the Company issues shares under the ATM Program and utilizes the proceeds from the issuance of Class A common stock to purchase Class A Units in Carvana Group. During the three months ended September 30, 2025 and 2024, the Company recognized a gross deferred tax asset of $1 million and zero, respectively, and $1 million and $23 million during the nine months ended September 30, 2025 and 2024, respectively, associated with the difference in basis in its investment in Carvana Group related to these acquisitions of LLC Units.

During the nine months ended September 30, 2025, management performed an assessment of the recoverability of deferred tax assets. This assessment considered both objective and subjective factors. These factors included, but were not limited to, a history of taxable losses in prior years, excess tax benefits related to equity-based compensation, and future reversal of existing temporary differences. After evaluating all available evidence, management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the Company’s cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has maintained a full valuation allowance against its deferred tax assets. Given the improvement in the Company's operating results and depending on the amount of equity-based compensation tax deductions available in the future, among other factors, a release of the deferred tax asset valuation allowance

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
may be possible in the next year. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax provision for the period the release is recorded.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of September 30, 2025 and December 31, 2024, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended September 30, 2025 and 2024 were benefits of 1.5% and 0.6%, respectively, and for the nine months ended September 30, 2025 and 2024 were benefits of 0.2% and a benefit of 0.4%, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company recorded a TRA liability of $170 million and $82 million, respectively, of which $132 million and $61 million, respectively, will be paid to related parties. As of September 30, 2025 and December 31, 2024, $48 million and $17 million, respectively, are included in other current liabilities and $122 million and $65 million, respectively, are included in other liabilities on the accompanying unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2025, the Company made TRA payments of $17 million, of which $13 million was paid to related parties. For the remaining $2.1 billion TRA liability, as of September 30, 2025, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets included under the TRA would not be realized; therefore, the Company has not recorded an additional liability related to the tax savings it may

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
realize from utilization of such deferred tax assets. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Recent Legislation

On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act ("OBBBA"), was enacted into law, introducing significant changes to the Internal Revenue Code. The Company evaluated the impact of the applicable provisions of the OBBBA and determined that they did not have a material impact on its unaudited condensed consolidated financial statements for the three months ended September 30, 2025.

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

Operating Leases

As of September 30, 2025, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations, storage, parking and corporate offices. The initial terms expire at various dates between 2025 and 2038. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company leases and subleases certain of its real estate to third parties. Lease and sublease income for the three months ended September 30, 2025 and 2024 was $3 million and $2 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $7 million and $5 million, respectively, is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$24	$21	$70	$72
Interest obligations under finance leases	2	3	7	10
Total finance lease costs	$26	$24	$77	$82

Operating leases:
Fixed lease costs to non-related parties	$15	$15	$47	$45
Fixed lease costs to related parties	—	1	2	3
Total operating lease costs	$15	$16	$49	$48

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$74	$69
Operating lease liabilities to related parties			$2	$3
Interest payments on finance lease liabilities			$7	$10

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$69	$61

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of September 30, 2025:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2025	$22	$1	$25	$26	$48
2026	79	2	103	105	184
2027	43	2	96	98	141
2028	16	2	88	90	106
2029	9	1	69	70	79
Thereafter	5	—	223	223	228
Total minimum lease payments	174	8	604	612	786
Less: amount representing interest	(14)	(1)	(136)	(137)	(151)
Total lease liabilities	$160	$7	$468	$475	$635

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

As of September 30, 2025 and December 31, 2024, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of September 30, 2025 and 2024 were as follows, excluding short-term operating leases:

	As of September 30,
	2025	2024
Weighted-average remaining lease terms (years)
Operating leases	7.0	7.4
Finance leases	2.7	2.8
Weighted-average discount rate
Operating leases	7.4%	7.3%
Finance leases	6.2%	5.9%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $23 million and $21 million as of September 30, 2025 and December 31, 2024, respectively, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The expense was $40 million and $31 million for the three

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
months ended September 30, 2025 and 2024, respectively, and $111 million and $84 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $90 million in aggregate over the next four years, as of September 30, 2025. These purchase obligations are recorded as liabilities when the services are rendered.

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

As of September 30, 2025 and December 31, 2024, the Company had an accrual for unresolved legal matters, including, if applicable, those discussed above, of $12 million and $10 million, respectively. The accrual is classified in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on the Company's business, results of operations, financial condition or cash flows.

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

The following tables are a summary of fair value measurements and hierarchy level at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$1,145	$1,145	$—	$—
Beneficial interests in securitizations	$486	$—	$—	$486
Root Warrants	$123	$—	$—	$123

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$1,154	$1,154	$—	$—
Beneficial interests in securitizations	$464	$—	$—	$464
Purchase price adjustment receivables	$2	$—	$—	$2
Root Warrants	$120	$—	$—	$120

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of September 30, 2025 and December 31, 2024, the range of discount rates were 5.5% to 10.0% and 6.0% to 10.0%, respectively, and the weighted average of discount rates were 9.2% and 9.7%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers out of Level 3 during the three and nine months ended September 30, 2025 or 2024.

The Company sells certain of its beneficial interests in securitizations that are not required to be retained by the Risk Retention Rules. For the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024, the Company did not sell any beneficial interests in securitizations. For the nine months ended September 30, 2024, the Company sold beneficial interests in securitizations for a purchase price totaling $9 million.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Opening Balance	$466	$421	$464	$366
Received in securitization transactions	71	86	173	228
Payments received	(55)	(45)	(159)	(137)
Change in fair value	4	1	8	15
Sales of beneficial interests	—	—	—	(9)
Ending Balance	$486	$463	$486	$463

Purchase Price Adjustment Receivables

The Company's purchase price adjustment receivables are carried at fair value and classified as other assets and other current assets in the accompanying unaudited condensed consolidated balance sheets. Under the Ally MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the Ally MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were gains of $2 million during each of the three and nine months ended September 30, 2025, and a loss of less than $1 million and a gain of less than $1 million during the three and nine months ended September 30, 2024, respectively, and are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations. The Company received the final payment associated with these purchase price adjustment receivables during the three months ended September 30, 2025.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Root Warrants

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million, which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through September 30, 2025.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were to be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Root Warrants"). Three tranches of Root Warrants, for 2.4 million, 3.2 million, and 1.6 million shares of Root's Class A common stock respectively, expired on September 1, 2025. Also on September 1, 2025, a fourth tranche of Root Warrants for 1.4 million shares of Root's Class A common stock became exercisable upon achievement of certain insurance sales metrics through the integrated auto insurance solution embedded into the Company's e-commerce platform. The remaining four tranches vest based upon achievement of additional defined milestones tied to insurance sales through the integrated solution and are considered derivative instruments. All remaining tranches of Root Warrants, including the fourth tranche that became exercisable on September 1, 2025, expire September 1, 2027.

Through June 30, 2025, the Company used a Monte Carlo simulation to estimate the fair value of these Root Warrants. The expiration of the first three tranches of Root Warrants on September 1, 2025 eliminated the prior interdependencies between the different tranches of Root Warrants. As such, during the three months ended September 30, 2025, the Company used a Black-Scholes model to estimate the fair value of these Root Warrants, which are classified as Level 3. The primary unobservable input utilized in determining the fair value of the Root Warrants was the expected volatility of Root's class A common stock, which was implied from the historical volatility of such common stock. As of September 30, 2025 and 2024, the expected volatility utilized in the valuations was 100% for both periods.

At contract inception, the Company recognized an asset of $30 million for the Root Warrants and deferred revenue, classified in other assets and other liabilities, respectively. In 2022, the Company determined it was probable that the volume of insurance products required to earn the Root Warrants would be achieved and recorded an additional $75 million of Root Warrants and deferred revenue based on the contract inception date fair value as determined by the Monte Carlo simulation applied as of such date. As of September 30, 2025 and December 31, 2024, the deferred revenue balance was $41 million and $57 million, respectively. During the three months ended September 30, 2025 and 2024, the Company recognized $5 million and $6 million in Root Warrant revenue, respectively. During the nine months ended September 30, 2025 and 2024 , the Company recognized $16 million each period in Root Warrant revenue. The deferred revenue is recognized over the expected contract performance period within other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

The following table presents changes in the Company's Level 3 Root Warrants measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Opening balance	$243	$58	$120	$5
Unrealized (loss) gain	(120)	(26)	3	27
Ending balance	$123	$32	$123	$32

In relation to the Root Warrants, the Company recognized decreases in fair value of $120 million and $26 million during the three months ended September 30, 2025 and 2024, respectively, and increases in fair value of $3 million and $27 million during the nine months ended September 30, 2025 and 2024, respectively, which are included in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended September 30, 2025 and December 31, 2024. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024

	(in millions)
Carrying value, net of unamortized debt issuance costs, unamortized premium, and accrued PIK interest	$4,123	$4,549
Fair value	$4,516	$5,050

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024

	(in millions)
Carrying value	$724	$612
Fair value	$795	$670

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$311	$85
Cash payments for taxes	$6	$4
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$32	$35
Property and equipment acquired under finance leases	$47	$—
Equity-based compensation expense capitalized to property and equipment	$6	$7
Fair value of beneficial interests received in securitization transactions	$173	$228
Reductions of beneficial interests in securitizations and associated long-term debt	$114	$94

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	September 30, 2025	December 31, 2024	September 30, 2024

	(in millions)
Cash and cash equivalents	$2,142	$1,716	$871
Restricted cash	79	44	61
Total cash, cash equivalents and restricted cash	$2,221	$1,760	$932

NOTE 19 — SUBSEQUENT EVENTS

Finance Receivable Facilities

On October 9, 2025, the Company amended an agreement governing one of its short-term revolving credit facilities to, among other things, extend the maturity date to October 9, 2026.

Loan Purchase Agreements

On October 24, 2025, the Company entered into a definitive loan purchase agreement with an independent, third-party purchaser for the sale of up to $4 billion of principal balance of finance receivables through October 2027. Also, on October 24, 2025, the Company entered into a separate definitive loan purchase agreement with another independent, third-party purchaser for the sale of up to $4 billion of principal balance of finance receivables through December 2027. These agreements formalize existing relationships with loan purchasers and establish defined expectations for loan sale volume and sale procedures throughout the respective agreement periods.

On October 28, 2025, the Company and Ally further amended the Ally MPSA for the sale of up to $6 billion of principal balances of finance receivables between October 28, 2025 and October 27, 2026, with all other terms and conditions remaining unchanged from the preceding Ally MPSA.

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

Overview

Carvana is the leading e-commerce platform for buying and selling used cars. We are transforming the used car buying and selling experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Our differentiated business model combines a comprehensive online sales experience with a vertically integrated supply chain, designed to sell high-quality vehicles to our customers transparently and efficiently at a low price. The automotive retail industry is large – with approximately 37 million used auto retail transactions in the United States (“U.S.”) in 2024 according to Cox Automotive – and highly fragmented – with the top 10 used auto retailers in the U.S. accounting for less than 10% of the market share in 2024 according to Automotive News. These dynamics create an exceptional opportunity for disruption that our custom-built business model can capitalize on to remain well-positioned for long term growth. Over the years we have leveraged our growing logistics network, which spans 316 metropolitan statistical areas, and our in-house distribution network, servicing over 80% of the U.S. population as of September 30, 2025, to sell 2.6 million retail vehicles, generating $78.5 billion in total revenue since inception in 2012 through September 30, 2025.

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

•Online Search and Shopping Experience. We offer a mobile-optimized website, where prospective retail car buyers can immediately begin browsing, researching, filtering, and identifying their vehicle of choice from an inventory of over 67,000 total website units that we offer for sale as of September 30, 2025. We leverage our patented, automated photo technology to offer an annotated virtual vehicle tour, which includes a 360-degree view of the interior and exterior of the actual vehicle and allows customers to view vehicle imperfections through high-definition photography. Our website also features integrations with various vehicle data providers for vehicle feature and option information to assist customers with purchase decisions.

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

•Nationwide Logistics Network and Distinctive Fulfillment Experience. We have developed proprietary logistics software and an in-house nationwide delivery network which is aimed at allowing us to predictably and efficiently transport cars while providing customers with a distinctive fulfillment experience. Our logistics network and technologies that support it are based on a "hub and spoke" model, which connects Reconditioning Sites to vending machines and hubs via our fleet of multi-car and single-car haulers. This allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. This proprietary logistics infrastructure enables us to offer our customers and operations team highly accurate predictions of vehicle availability, to minimize delays, and promote a seamless and reliable customer experience. We offer customers in our markets a home delivery option that is typically conducted by a Carvana employee on a branded hauler. Customers in certain markets can also pick up their vehicles at one of our patented car vending machines, which are multi-story glass towers that store purchased vehicles, or at other customer-facing locations. As of September 30, 2025, we estimate that 75% of the U.S. population is within 100 miles of an IRC or auction site, which shortens the distance from our inventory pools to our customers to reduce delivery times.

•Post-sale customer support. After purchase, our customer advocates handle post-sale coordination and assistance, including facilitating returns or exchanges under our seven-day return policy. As of September 30, 2025, customers rated us an average of 4.7 out of 5.0 from over 236,000 surveys on our website since inception, fostering repeat business and a strong referral network.

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the three months ended September 30, 2025, the number of vehicles we sold to retail customers increased by 43.5% to 155,941, compared to 108,651 in the three months ended September 30, 2024. During the nine months ended September 30, 2025, the number of vehicles we sold to retail customers increased by 43.4% to 433,119, compared to 301,969 in the nine months ended September 30, 2024.

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

Our largest source of revenue, retail vehicle sales, totaled $4.0 billion and $2.5 billion during the three months ended September 30, 2025 and 2024, respectively, and $10.4 billion and $7.1 billion during the nine months ended September 30, 2025 and 2024, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate a majority of gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. Retail vehicle sales also include shipping and delivery fees and service revenue from retail marketplace transactions, which are retail marketplace partner vehicles sold to customers through Carvana, where, depending on the structure of the partnership, may receive net revenue treatment.

Wholesale sales and revenues includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. We also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $1.2 billion and $786 million during the three months ended September 30, 2025 and 2024, respectively, and $3.1 billion and $2.2 billion during the nine months ended September 30, 2025 and 2024, respectively. We generally expect wholesale sales to trend proportionately with retail units sold through inventory we acquire via trade-ins and from customers who wish to sell us a car independent of a retail sale as well as with wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate and sales commissions on complementary products such as VSCs, GAP waiver coverage, and auto insurance totaled $474 million and $326 million during the three months ended September 30, 2025 and 2024, respectively, and $1.3 billion and $834 million during the nine months ended September 30, 2025 and 2024, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and complementary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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

Effects of Tariffs

The global trade environment is uncertain and rapidly evolving. We are continuing to monitor changes in tariff policy and the impact of these changes on our industry and the economy and seek to adjust to these changes as efficiently as possible. For the nine months ended September 30, 2025, tariffs did not materially impact our financial or operating results.

Effects of Recent Tax Legislation

On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act ("OBBBA"), was enacted into law, introducing significant changes to the Internal Revenue Code. The Company evaluated the impact of the applicable provisions of the OBBBA and determined that they did not have a material impact on its unaudited condensed consolidated financial statements for the three months ended September 30, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retail units sold	155,941	108,651	433,119	301,969
Average monthly unique visitors (in thousands)	19,636	17,321	18,395	17,518
Total website units	67,236	45,974	67,236	45,974
Total gross profit per unit	$7,362	$7,427	$7,252	$6,998
Total gross profit per unit, non-GAAP	$7,503	$7,685	$7,416	$7,302

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

Average Monthly Unique Visitors

We define a monthly unique visitor as an individual who has visited our website or iOS/Android application within a calendar month, based on data provided by Google Analytics. We calculate average monthly unique visitors as the sum of monthly unique visitors in a given period, divided by the number of months in that period. We view average monthly unique visitors as a key indicator of the strength of our brand, the effectiveness of our advertising and merchandising campaigns, and consumer awareness of our brand. During 2024, the methodology used by Google Analytics to count unique visitors changed to include individuals visiting our iOS/Android application, in addition to those visiting our website. We believe this change allows us to more accurately calculate and reflect average monthly unique visitors. To conform to current period presentation, we have recast average monthly unique visitors for the three months ended March 31, 2024. The change in measurement methodology resulted in 4.2% more average monthly unique visitors for the three months ended March 31, 2024, compared to previously reported numbers. The recast metric for the three months ended March 31, 2024 is included in the calculation of average monthly unique visitors for the nine months ended September 30, 2024.

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

Retail vehicle sales also include shipping and delivery fees and service revenue from retail marketplace transactions, which are retail marketplace partner vehicles sold to customers through Carvana, where, depending on the structure of the partnership, we may recognize revenue on the sale of the vehicle on a net basis, rather than recognizing the full amount of the vehicle sales price as revenue. As a result, an increase in retail marketplace units sold as a percentage of total retail units sold could lead to a decrease in retail revenue per unit sold, and vice versa, other things being equal.

The number of retail vehicles we sell depends on the volume of traffic to our website, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customers' purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other used car dealerships and general macroeconomic and used car industry conditions, including those that could arise from the global trade environment. On a quarterly basis, the number of retail vehicles we sell is also affected by seasonality, with demand for retail vehicles generally reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of retail vehicle sales generally expected to occur in the fourth calendar quarter. In 2023, heightened inflation and rising interest rates resulted in lower demand for used vehicles. Heightened inflation and interest rates persisted during the first several months of 2024, and, to a lesser extent, during the remainder of 2024, but were outweighed by seasonal demand associated with the timing of tax refunds and certain of our initiatives focused on growth in retail units sold. While inflationary pressures persist in 2025, in the three and nine months ended September 30, 2025, inflation and high interest rates did not have a material impact on our business.

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

We generally seek to sell the loans we originate to securitization trusts we sponsor and establish or to financing partners. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that we sell to the securitization trusts. We also sell the loans we originate under committed forward-flow arrangements, including the Ally Master Purchase and Sale Agreement (as defined in Note 7 — Finance Receivable Sale Agreements of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q the "Ally MPSA"), and through fixed pool loan sales, with financing partners who generally acquire them at premium prices without recourse to us for their post-sale performance. Factors affecting revenue from these sales include the number of loans we originate, the average principal balance of the loans, the credit quality of the portfolio, the price at which we are able to sell them in securitization transactions or to financing partners, and economic conditions in the capital markets.

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(dollars in millions, except per unit amounts)			(dollars in millions, except per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$3,996	$2,543	57.1%	$10,381	$7,129	45.6%
Wholesale sales and revenues (1)	1,177	786	49.7%	3,064	2,163	41.7%
Other sales and revenues (2)	474	326	45.4%	1,274	834	52.8%
Total net sales and operating revenues	$5,647	$3,655	54.5%	$14,719	$10,126	45.4%
Gross profit:
Retail vehicle gross profit	$539	$380	41.8%	$1,489	$1,010	47.4%
Wholesale gross profit (1)	135	101	33.7%	378	269	40.5%
Other gross profit (2)	474	326	45.4%	1,274	834	52.8%
Total gross profit	$1,148	$807	42.3%	$3,141	$2,113	48.7%
Unit sales information:
Retail vehicle unit sales	155,941	108,651	43.5%	433,119	301,969	43.4%
Wholesale vehicle unit sales	80,369	56,487	42.3%	216,593	151,010	43.4%
Per unit revenue:
Retail vehicles	$25,625	$23,405	9.5%	$23,968	$23,608	1.5%
Wholesale vehicles (3)	$11,721	$9,861	18.9%	$10,850	$9,688	12.0%
Per retail unit gross profit:
Retail vehicle gross profit	$3,456	$3,497	(1.2)%	$3,438	$3,345	2.8%
Wholesale gross profit	866	930	(6.9)%	873	891	(2.0)%
Other gross profit	3,040	3,000	1.3%	2,941	2,762	6.5%
Total gross profit	$7,362	$7,427	(0.9)%	$7,252	$6,998	3.6%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (4)	$1,033	$1,080	(4.4)%	$1,043	$1,026	1.7%
Wholesale marketplace:
Wholesale marketplace units transacted	260,805	234,361	11.3%	768,185	724,143	6.1%
Wholesale marketplace revenues	$235	$229	2.6%	$714	$700	2.0%
Wholesale marketplace gross profit (5)	$52	$40	30.0%	$152	$114	33.3%

(1) Includes $11, $7, $28 and $21, respectively, of wholesale sales and revenues from related parties.
(2) Includes $93, $52, $248 and $141, respectively, of other sales and revenues from related parties.
(3) Excludes wholesale marketplace revenues and wholesale marketplace units transacted.
(4) Excludes wholesale marketplace gross profit and wholesale marketplace units transacted.
(5) Includes $12, $20, $41 and $67, respectively, of depreciation and amortization expense.

Retail Vehicle Sales

Three months ended September 30, 2025 versus 2024. Retail vehicle sales increased by $1.5 billion to $4.0 billion during the three months ended September 30, 2025, compared to $2.5 billion during the three months ended September 30, 2024. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 155,941 from 108,651 during the three months ended September 30, 2025 and 2024, respectively, and an increase in retail revenue per retail unit sold to $25,625 from $23,405 in the prior year, partially offset by a decrease in turn times.

Nine months ended September 30, 2025 versus 2024. Retail vehicle sales increased by $3.3 billion to $10.4 billion during the nine months ended September 30, 2025, compared to $7.1 billion during the nine months ended September 30, 2024. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 433,119 from 301,969 during the nine months ended September 30, 2025 and 2024, respectively, and an increase in retail revenue per retail unit sold to $23,968 from $23,608 in the prior year, partially offset by higher retail marketplace units sold as a share of total retail units sold and a decrease in turn times.

Wholesale Sales and Revenues

Three months ended September 30, 2025 Versus 2024. Wholesale sales and revenues increased by $391 million to $1.2 billion during the three months ended September 30, 2025, compared to $786 million during the three months ended September 30, 2024. The increase in revenue was primarily due to an increase in the number of wholesale units sold to 80,369 from 56,487 during the three months ended September 30, 2025 and 2024, respectively, driven by an increase in overall vehicle acquisitions compared to the prior year. Additionally, wholesale revenue per wholesale unit sold increased to $11,721 from $9,861 during the three months ended September 30, 2025 and 2024, respectively, and wholesale marketplace revenues increased to $235 million from $229 million, during the three months ended September 30, 2025 and 2024, respectively, driven by an increase in wholesale marketplace units transacted to 260,805 from 234,361, respectively during the same period.

Nine months ended September 30, 2025 Versus 2024. Wholesale sales and revenues increased by $901 million to $3.1 billion during the nine months ended September 30, 2025, compared to $2.2 billion during the nine months ended September 30, 2024. The increase in revenue was primarily due to an increase in the number of wholesale units sold to 216,593 from 151,010 during the nine months ended September 30, 2025 and 2024, respectively, driven by an increase in overall vehicle acquisitions compared to the prior year. Additionally, wholesale revenue per wholesale unit sold increased to $10,850 from $9,688 during the nine months ended September 30, 2025 and 2024, respectively, and wholesale marketplace revenues increased to $714 million from $700 million, during the nine months ended September 30, 2025 and 2024, respectively, driven by an increase in wholesale marketplace units transacted to 768,185 from 724,143, respectively during the same period.

Other Sales and Revenues

Three months ended September 30, 2025 Versus 2024. Other sales and revenues increased by $148 million to $474 million during the three months ended September 30, 2025, compared to $326 million during the three months ended September 30, 2024. The increase in revenue was primarily due to an increase in gain on loan sales, as a result of increased retail units sold and loan sale volume, and to higher VSC conversion rates during the three months ended September 30, 2025.

Nine months ended September 30, 2025 Versus 2024. Other sales and revenues increased by $440 million to $1.3 billion during the nine months ended September 30, 2025, compared to $834 million during the nine months ended September 30, 2024. The increase in revenue was primarily due to an increase in gain on loan sales, as a result of increased retail units sold, loan sale volume, and loan sale spreads, and to higher VSC conversion rates during the nine months ended September 30, 2025.

Retail Vehicle Gross Profit

Three months ended September 30, 2025 versus 2024. Retail vehicle gross profit increased by $159 million to $539 million during the three months ended September 30, 2025, compared to $380 million during the three months ended September 30, 2024. This increase in gross profit was primarily due to an increase in the number of retail vehicles sold to 155,941 from 108,651 during the three months ended September 30, 2025 and 2024, respectively, partially offset by retail vehicle gross profit per unit decreasing to $3,456 compared to $3,497 in the prior year. The per unit decrease was primarily driven by higher retail depreciation rates, partially offset by lower reconditioning and inbound transport costs during the three months ended September 30, 2025.

Nine months ended September 30, 2025 versus 2024. Retail vehicle gross profit increased by $479 million to $1.5 billion during the nine months ended September 30, 2025, compared to $1.0 billion during the nine months ended September 30, 2024. This increase was driven primarily by an increase in the number of retail vehicles sold to 433,119 from 301,969 during the nine months ended September 30, 2025 and 2024, respectively. Additionally, retail vehicle gross profit per unit increased to $3,438 for the nine months ended September 30, 2025, compared to $3,345 for the nine months ended September 30, 2024. The per unit increase was primarily driven by lower reconditioning and inbound transport costs and lower retail depreciation rates, partially offset by lower spreads between retail market and wholesale market prices during the nine months ended September 30, 2025.

Wholesale Gross Profit

Three months ended September 30, 2025 versus 2024. Wholesale gross profit increased by $34 million to $135 million during the three months ended September 30, 2025, compared to $101 million during the three months ended September 30, 2024. This increase was primarily driven by an increase in wholesale units sold to 80,369 from 56,487 for the three months ended September 30, 2025 and 2024, respectively, partially offset by a decrease in wholesale vehicle gross profit per wholesale unit to $1,033 from $1,080, respectively. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in wholesale vehicle gross profit per wholesale unit was primarily a result of higher vehicle acquisition costs relative to sales prices during the three months ended September 30, 2025. Additionally, the increase was driven by an increase in wholesale marketplace gross profit by $12 million to $52 million during the three months ended September 30, 2025, compared to $40 million for the three months ended September 30, 2024, due to an increase in the number of wholesale marketplace units transacted to 260,805 from 234,361 during the three months ended September 30, 2025 and 2024, respectively.

Nine months ended September 30, 2025 versus 2024. Wholesale gross profit increased by $109 million to $378 million during the nine months ended September 30, 2025, compared to $269 million during the nine months ended September 30, 2024. This increase was primarily driven by an increase in wholesale units sold to 216,593 from 151,010 for the nine months ended September 30, 2025 and 2024, respectively, along with an increase in wholesale vehicle gross profit per wholesale unit to $1,043 from $1,026, respectively. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in wholesale vehicle gross profit per wholesale unit was primarily a result of lower vehicle acquisition costs relative to sales prices during the nine months ended September 30, 2025. Additionally, the increase was driven by an increase in wholesale marketplace gross profit by $38 million to $152 million during the nine months ended September 30, 2025, compared to $114 million for the nine months ended September 30, 2024, due to an increase in the number of wholesale marketplace units sold to 768,185 from 724,143 during the nine months ended September 30, 2025 and 2024, respectively.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Compensation and benefits (1)	$209	$175	$609	$516
Advertising	102	56	258	165
Market occupancy (2)	17	17	49	52
Logistics (3)	43	29	118	86
Other (4)	224	192	647	561
Total	$595	$469	$1,681	$1,380

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

Selling, general and administrative expenses increased by $126 million to $595 million during the three months ended September 30, 2025, compared to $469 million during the three months ended September 30, 2024, primarily due to higher advertising, employee headcount, and other SG&A expenses, primarily associated with higher retail units sold. Selling, general and administrative expenses increased by $301 million to $1.7 billion during the nine months ended September 30, 2025, compared to $1.4 billion during the nine months ended September 30, 2024, primarily due to higher employee headcount, advertising, and other SG&A expenses, primarily associated with higher retail units sold.

Other Operating Expense, Net

Other operating expense, net was $1 million for each of the three months ended September 30, 2025 and 2024 and $3 million for each of the nine months ended September 30, 2025 and 2024.

Interest Expense, Net

Interest expense, net decreased by $32 million to $125 million during the three months ended September 30, 2025 compared to $157 million during the three months ended September 30, 2024, and decreased by $96 million to $407 million during the nine months ended September 30, 2025, compared to $503 million during the nine months ended September 30, 2024, primarily due to lower interest on the Senior Secured Notes as a result of repurchases and our election to pay cash interest on the 2028 and 2030 Senior Secured Notes (each as defined in Note 9 — Debt Instruments), higher interest income, and lower Finance Receivable Facilities and Floor Plan Facility interest expense as a result of lower average balances and effective interest rates during the three and nine months ended September 30, 2025.

Loss on Debt Extinguishment

Loss on debt extinguishment was $14 million and $16 million during the three and nine months ended September 30, 2025, respectively, due to the voluntary redemption of $559 million of principal amount of 2028 Senior Secured Notes for $578 million during the three months ended September 30, 2025, which included $13 million of premium, $6 million of accrued interest, and $1 million of pro-rata write-offs of unamortized debt issuance costs and unamortized premium, and due to the repurchase of $52 million of principal amount of 2028 Senior Secured Notes in the open market for $55 million during the three months ended March 31, 2025, which included less than $1 million of accrued interest and pro-rata write-offs of unamortized debt issuance costs and unamortized premium. Loss on debt extinguishment was $4 million and $6 million during the three and nine months ended September 30, 2024, respectively, due to the repurchase of $100 million of principal amount of 2028 Senior

Secured Notes in the open market for $104 million during the three months ended September 30, 2024, which included $1 million of accrued interest and pro-rata write-offs of unamortized debt issuance costs and unamortized premium, and due to the repurchase of $250 million of principal amount of 2028 Senior Secured Notes in the open market for $259 million during the three months ended June 30, 2024, which included $7 million of accrued interest and pro-rata write-offs of unamortized debt issuance costs and unamortized premium.

Other Expense (Income), Net

Other expense (income), net changed by $125 million to expense of $154 million during the three months ended September 30, 2025, compared to expense of $29 million during the three months ended September 30, 2024. The change was primarily due to a $120 million decrease in the fair value of Root Warrants and a $40 million TRA expense, partially offset by a $5 million higher increase in the fair value of our beneficial interests in securitizations and purchase price adjustment receivables during the three months ended September 30, 2025. Other expense (income), net changed by $115 million to expense of $92 million during the nine months ended September 30, 2025, compared to income of $23 million during the nine months ended September 30, 2024. The change was primarily due to a $105 million TRA expense, $3 million increase in the fair value of our Root Warrants, and a $6 million lower increase in the fair value of our beneficial interests in securitizations and purchase price adjustment receivables during the nine months ended September 30, 2025.

Income Tax Benefit

Income tax benefit changed by $3 million to a benefit of $4 million during the three months ended September 30, 2025, compared to a benefit of $1 million during the three months ended September 30, 2024. Income tax benefit changed by $1 million to a benefit of $2 million during the nine months ended September 30, 2025, compared to a benefit of $1 million during the nine months ended September 30, 2024.

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

Adjusted EBITDA is defined as net income plus (minus) income tax (benefit), interest expense, net, other operating expense, net, depreciation and amortization expense in cost of sales and SG&A expenses, share-based compensation expense in cost of sales and SG&A expenses, loss on debt extinguishment, and other expense (income), net, minus revenue related to our Root Warrants. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of total revenues.

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

A reconciliation of Adjusted EBITDA to net income, Gross profit, non-GAAP to gross profit, and SG&A expenses, non-GAAP to SG&A expenses, which are the most directly comparable GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A expenses per retail unit, non-GAAP is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in millions, except per unit amounts)
Net income	$263	$148	$944	$245
Income tax benefit	(4)	(1)	(2)	(1)
Interest expense, net	125	157	407	503
Other operating expense, net	1	1	3	3
Other expense (income), net	154	29	92	(23)
Depreciation and amortization expense in cost of sales	27	33	85	107
Depreciation and amortization expense in SG&A expenses	38	40	121	124
Share-based compensation expense in cost of sales	—	1	2	1
Share-based compensation expense in SG&A expenses	24	23	74	70
Root warrant revenue	(5)	(6)	(16)	(16)
Loss on debt extinguishment	14	4	16	6
Adjusted EBITDA	$637	$429	$1,726	$1,019

Total revenues	$5,647	$3,655	$14,719	$10,126
Net income margin	4.7%	4.0%	6.4%	2.4%
Adjusted EBITDA margin	11.3%	11.7%	11.7%	10.1%

Gross profit	$1,148	$807	$3,141	$2,113
Depreciation and amortization expense in cost of sales	27	33	85	107
Share-based compensation expense in cost of sales	—	1	2	1
Root warrant revenue	(5)	(6)	(16)	(16)
Gross profit, non-GAAP	$1,170	$835	$3,212	$2,205

Retail vehicle unit sales	155,941	108,651	433,119	301,969
Total gross profit per retail unit	$7,362	$7,427	$7,252	$6,998
Total gross profit per retail unit, non-GAAP	$7,503	$7,685	$7,416	$7,302

SG&A expenses	$595	$469	$1,681	$1,380
Depreciation and amortization expense in SG&A expenses	38	40	121	124
Share-based compensation expense in SG&A expenses	24	23	74	70
SG&A expenses, non-GAAP	$533	$406	$1,486	$1,186

Retail vehicle unit sales	155,941	108,651	433,119	301,969
Total SG&A expenses per retail unit	$3,816	$4,317	$3,881	$4,570
Total SG&A expenses per retail unit, non-GAAP	$3,418	$3,737	$3,431	$3,928

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

On July 19, 2023, the Company entered into an agreement (the "Distribution Agreement") to establish an ATM Program, and on July 31, 2024, the Company refreshed the ATM Program by entering into an Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC. On February 19, 2025, the Company further refreshed the ATM Program by entering into a Second Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., and Virtu Americas LLC. Under the ATM Program, the Company may sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 21 million shares of Class A common stock, from time to time. As of September 30, 2025, $461 million of registered aggregate offering price remained available to be sold under the ATM Program. During the three months ended September 30, 2025, we issued 1.5 million shares of Class A common stock at a weighted-average issuance price per share of $364.93, for gross proceeds of $539 million. However, there can be no assurance that we will sell further shares of Class A common stock through the ATM Program or otherwise.

Subject to the restrictions in the indentures governing the Senior Secured Notes, we or our affiliates have and may again, at any time, and from time to time, repurchase shares of our Class A common stock, our Senior Unsecured Notes, our Senior Secured Notes, or any other securities we may issue, from time to time, in open market transactions, privately negotiated transactions, in exchange for property or other securities or otherwise. In addition, subject to the restrictions in the indentures governing the Senior Secured Notes and the terms of such notes and our Senior Unsecured Notes, we may redeem all or portions of such notes. During the three months ended September 30, 2025, as permitted by the indenture, the Company voluntarily redeemed $559 million of principal amount of the 2028 Senior Secured Notes for $578 million which included $13 million of premium and $6 million of accrued interest. Further, during the nine months ended September 30, 2025, the Company repurchased $52 million of principal amount of the 2028 Senior Secured Notes in the open market for $55 million, which included less than $1 million of accrued interest. Any additional repurchase or redemption decisions will be made after consideration of market conditions and liquidity needs and will be upon such terms and at such prices as we determine appropriate or as required under the indenture governing the applicable notes. However, there is no guarantee that a repurchase or redemption will take place.

Liquidity Resources

We had the following committed liquidity resources, secured debt capacity, and other unpledged assets available as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(in millions)
Cash and cash equivalents	$2,142	$1,716
Availability under short-term revolving facilities (1)	1,930	1,879
Committed liquidity resources available	$4,072	$3,595
Super senior debt capacity	1,500	1,500
Pari passu senior debt capacity	750	485
Unpledged beneficial interests in securitizations	116	110
Total liquidity resources	$6,438	$5,690

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

In September 2025, we entered into agreement pursuant to which a sixth lender agreed to provide a $600 million revolving credit facility to fund certain finance receivables originated by the Company until March 29, 2027.

As of September 30, 2025 and December 31, 2024, the short-term revolving facilities had a total commitment of $5.0 billion and $4.2 billion, respectively, an outstanding balance of $73 million and $67 million, respectively, and unused capacity of $4.9 billion and $4.1 billion, respectively.

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

Additionally, in January 2025, and subsequently in April 2025, we amended our Ally Master Purchase and Sale Agreement to, among other things, reestablish the commitment by Ally to purchase up to $4.0 billion of principal balances of finance receivables between April 30, 2025 and April 29, 2026. On October 28, 2025, the Ally MPSA was further amended to, among other things, increase the commitment by Ally to purchase up to $6.0 billion of principal balance of finance receivables between

October 28, 2025 and October 27, 2026. See Note 7 — Finance Receivable Sale Agreements of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

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

As of September 30, 2025 and December 31, 2024, our outstanding principal amount of indebtedness was $5.1 billion and $5.5 billion, respectively, and is summarized in the table below. See Note 9 — Debt Instruments included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further information on our debt.

	September 30, 2025	December 31, 2024

	(in millions)
Asset-Based Financing:
Floor plan facility	$73	$67
Financing of beneficial interests in securitizations	368	354
Real estate financing	485	485
Total asset-based financing	926	906
Senior Secured Notes (1)	3,929	4,358
Senior Unsecured Notes	205	205
Total debt	5,060	5,469
Less: current portion	(319)	(302)
Less: unamortized debt issuance costs (2)	(37)	(46)
Plus: unamortized premium (3)	19	27
Total included in long-term debt, net	$4,723	$5,148

(1) Includes zero and $105 million of accrued paid-in-kind ("PIK") interest as of September 30, 2025 and December 31, 2024, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.

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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	(in millions)
Net cash provided by operating activities	$606	$858
Net cash used in investing activities	(100)	(6)
Net cash used in financing activities	(45)	(514)
Net increase in cash, cash equivalents and restricted cash	461	338
Cash, cash equivalents and restricted cash at beginning of period	1,760	594
Cash, cash equivalents and restricted cash at end of period	$2,221	$932

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, and VSCs, GAP waiver coverage, and other complementary products. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and cash used to acquire customers. Cash provided by operating activities was $606 million and $858 million during the nine months ended September 30, 2025 and 2024, respectively, a decrease in cash provided by operating activities of $252 million, primarily due to increased vehicle inventory acquisitions during the nine months ended September 30, 2025, together with an increase in interest paid due to our election to pay cash interest on the 2028 and 2030 Senior Secured Notes, partially offset by an improvement in operating results.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment. Cash used in investing activities was $100 million and $6 million during the nine months ended September 30, 2025 and 2024, respectively, an increase in cash used in investing activities of $94 million, primarily due to the $51 million acquisition of two franchise dealerships during the nine months ended September 30, 2025, together with increased purchases of property and equipment.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including proceeds from and payments on our short-term revolving facilities. Cash used in financing activities was $45 million and $514 million during the nine months ended September 30, 2025 and 2024, respectively, a decrease in cash used in financing activities of $469 million, primarily due to neutral borrowings and payments on short-term revolving facilities during the nine months ended September 30, 2025, together with increased net proceeds from the sale of approximately 1.5 million shares of Class A common stock pursuant to our "at-the-market offering" program, partially offset by increased open market repurchases and the voluntary redemption of our 2028 Senior Secured Notes.

Contractual Obligations and Commitments

As of September 30, 2025, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 19, 2025.

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues, including the effects of tariffs and trade restrictions and the U.S. government shutdown;
•our ability to effectively scale our business, including our ability to utilize our available infrastructure capacity while maintaining our unit economics;
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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended September 30, 2025, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged 3.0 million LLC Units for 2.4 million newly issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Ally Master Purchase and Sale Agreement

On October 28, 2025, the Company and Ally amended its Ally MPSA to, among other things, increase the commitment by Ally to purchase up to $6 billion of principal balances of finance receivables between October 28, 2025 and October 27, 2026, on substantially similar terms as the preceding Ally MPSA. A copy of the amendment to the Ally MPSA is included herewith as Exhibit 10.1 and is incorporated by reference herein.

Rule 10b5-1 Trading Plan Elections

On July 31, 2025, Tom Taira, the Company's President of Special Projects, terminated his previously disclosed trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"), entered into on December 3, 2024. Mr. Taira entered into a new 10b5-1 Plan on August 8, 2025 that provides for the potential sale of up to

85,000 shares of Class A common stock, including shares obtained from the exercise of vested stock options, between the first potential sale date of November 7, 2025 and the expiration of the 10b5-1 Plan on June 30, 2027.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Carvana Co., dated April 27, 2017 (incorporated by reference to Exhibit 3.1 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Carvana Co., dated May 5, 2025 (incorporated by reference to Exhibit 3.2 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025).

3.3	Amended and Restated Bylaws of Carvana Co., dated April 27, 2017 (incorporated by reference to Exhibit 3.2 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).
10.1
Eighth Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated October 28, 2025, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC, filed herewith.

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

Date:	October 29, 2025	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)