Form 10-K
period 2025-12-31
CARVANA CO.
filed 2026-02-18
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates was $43.8 billion based on the closing price of the common stock on the New York Stock Exchange on June 30, 2025.
As of February 13, 2026, the registrant had 142,736,197 shares of Class A common stock outstanding and 76,109,471 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CARVANA CO.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, those discussed under Part I, Item 1A - "Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date hereof. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

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

Our Company

Carvana is the leading e-commerce platform for buying and selling used cars. We are transforming the used car buying and selling experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Our differentiated business model combines a comprehensive online sales experience with a vertically integrated supply chain, designed to sell high-quality vehicles to our customers transparently and efficiently at a low price. The automotive retail industry is large – with approximately 37 million used auto retail transactions in the United States (“U.S.”) in 2024 according to Cox Automotive – and highly fragmented – with the top 10 used auto retailers in the U.S. accounting for less than 10% of the market share in 2024. These dynamics create an exceptional opportunity for disruption that our custom-built business model can capitalize on to remain well-positioned for long term growth. Over the years, we have leveraged our growing logistics network, which spans 316 metropolitan statistical areas, and our in-house distribution network, servicing over 80% of the U.S. population as of December 31, 2025, to sell 2.8 million retail vehicles, generating $84.1 billion in total revenue since inception in 2012 through December 31, 2025.

Vehicle Acquisition. We primarily acquire our used vehicle inventory directly from customers, used car auctions, including by use of our growing digital auction platform, and wholesale used vehicle suppliers, including retail marketplace partners. Acquiring inventory directly from customers when they trade in or sell us their vehicles in a one-way transaction eliminates auction fees and provides for a more diverse set of vehicles. After answering a few questions about the vehicle condition and features, our online tool provides customers with an automated, conditional offer for their existing vehicle that can be applied to any vehicle purchase or paid directly without an associated vehicle purchase. Our online tool then allows customers to schedule a time to have their existing vehicle picked up at their home, or drop it off at a Carvana location, and receive payment. We designed this process to be convenient, seamless, and to eliminate the need for a customer to visit a dealership or negotiate a private sale.

Inspection and Reconditioning. Once we acquire a vehicle, we leverage our in-house logistics network or a vendor to transport the vehicle to one of our inspection and reconditioning centers ("IRC") or auction locations with reconditioning capabilities (together with IRCs, "Reconditioning Sites"), at which point the vehicle enters our inventory management system. We then begin an inspection process covering controls, features, brakes, tires, and cosmetics. Each Reconditioning Site leverages proprietary inventory management technology and includes trained technicians, vehicle lifts, paintless dent repair, and paint capabilities, and receives on-site support from vendors with whom we have integrated systems to expedite ready access to parts and materials. We have a uniform set of cosmetic standards across all Reconditioning Sites to provide a consistent customer experience. When an inspection is complete, we estimate the necessary reconditioning cost for the vehicle to meet our standards and expected timing for that vehicle to be made available for sale on our website. Vehicles that do not meet Carvana standards are sold wholesale, either through our wholesale marketplace platform or through third party auctions.

Online Search and Shopping Experience. We offer a mobile-optimized website, where prospective retail car buyers can immediately begin browsing, researching, filtering, and identifying their vehicle of choice from an inventory of over 75,000 total website units that we offer for sale as of December 31, 2025. We leverage our patented, automated photo technology to offer an annotated virtual vehicle tour, which includes a 360-degree view of the interior and exterior of the actual vehicle and allows customers to view vehicle imperfections through high-definition photography. Our website also features integrations with various vehicle data providers for vehicle feature and option information to assist customers with purchase decisions.

Financing. We offer integrated financing using our proprietary loan origination platform. Customers who choose to apply for our in-house financing fill out a short prequalification form, and, if approved, are nearly instantaneously presented with an interactive set of conditional financing terms generated by our proprietary credit scoring and deal structuring algorithms for every vehicle in our inventory. Our financing tool is designed to intuitively and transparently show the relationship between down payment, monthly payment, and loan term to assist the customer in selecting a payment plan tailored to their specific needs. This pre-approval involves a short process that does not impact customers’ credit unless they pursue a purchase and finance the transaction. For customers who choose not to utilize our financing, we also accept payment in cash or financing from third party lenders, such as banks or credit unions.

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

Nationwide Logistics Network and Distinctive Fulfillment Experience. We have developed proprietary logistics software and an in-house nationwide delivery network designed to predictably and efficiently transport cars and provide customers with a distinctive fulfillment experience. Our logistics network and technologies that support it are based on a "hub and spoke" model, which connects Reconditioning Sites to vending machines and hubs via our fleet of multi-car and single-car haulers. This allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. This proprietary logistics infrastructure enables us to offer our customers and operations team highly accurate predictions of vehicle availability, to minimize delays, and promote a seamless and reliable customer experience. We offer customers in our markets a home delivery option that is typically conducted by a Carvana employee on a branded hauler. Customers in certain markets can also pick up their vehicles at one of our patented car vending machines, which are multi-story glass towers that store purchased vehicles, or at other customer-facing locations. As of December 31, 2025, we estimate that 75% of the U.S. population is within 100 miles of an IRC or auction site, which shortens the distance from our inventory pools to our customers to reduce delivery times.

Post-sale customer support. After purchase, our customer advocates handle post-sale coordination and assistance, including facilitating returns or exchanges under our seven-day return policy. As of December 31, 2025, customers rated us an average of 4.7 out of 5.0 from over 245,000 surveys on our website since inception, fostering repeat business and a strong referral network.

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

Efficient Logistics Network and Distinctive Fulfillment Experience

We have developed proprietary logistics software and an in-house delivery network that differentiates us from competitors, and which is designed to predictably and efficiently transport cars while providing customers with a distinctive fulfillment experience. Our home delivery and pickup is typically conducted by a Carvana employee on a branded hauler, as soon as the same day in certain markets, depending on availability and location. Customers in certain markets can also pick up or drop off their vehicles at one of our patented car vending machines, or at another customer-facing location. Our vending machines provide an attractive and unique pickup experience for our customers and develop brand awareness while lowering our variable fulfillment expenses. Following the opening of a vending machine in one of our markets, our market penetration has typically seen a meaningful increase while our variable operating costs per vehicle sold have typically decreased.

Scaled Used Vehicle Infrastructure

As of December 31, 2025, we continued to leverage our growing network of Reconditioning Sites throughout the U.S. and proprietary software for our vehicle reconditioning and logistics activities that required significant investment in time and capital to develop. This infrastructure gives us capacity to inspect and recondition approximately 1.5 million cars per year at full utilization.

Scale Driving Powerful Network Effects

Our business benefits from powerful network effects. As of December 31, 2025, we offer all customers a nationally pooled inventory of over 75,000 high-quality used vehicles on our website. Our customer research indicates that size and breadth of selection are primary determinants of a customer's choice of retailer. We use proprietary algorithms to optimize our inventory acquisition based on extensive used vehicle market and customer behavior data. Furthermore, our nationally pooled inventory system maximizes the scope of vehicle selection for our customers in any given location, increasing the likelihood that customers are able to find the make, model, year, and color combination that they desire.

Business and Growth Strategies

The foundation of our business is retail vehicle unit sales, which drives the majority of our revenue and allows us to capture additional revenue streams associated with financing, complementary products offerings, as well as trade-in vehicles. As we evolve, we believe we will continue to improve profitability associated with these revenues and expand our offering of complementary products. Because these additional opportunities originate with retail unit sales, our business strategy continues to center on growing retail units. Our ability to grow retail unit sales depends on penetrating existing markets, prudently expanding our geographic footprint, and strengthening our brand by delivering great value, transparency, and outstanding customer service. We continue to prioritize initiatives that raise conversion, improve delivery speed, and streamline customer support, each of which we believe reinforces brand trust and drives sustained demand.

Since the launch of our first market thirteen years ago, our vertically integrated, customer-centered offering has enabled us to become one of the largest and fastest growing used automotive retailers in the U.S. as of December 31, 2025. Throughout 2025, we remained focused on profitable growth and fundamental operating efficiency, balancing long-term benefits of scale with the continued opportunities we see to further enhance customer experiences. We have physical infrastructure for continued growth, which gives us capacity to recondition approximately 1.5 million vehicles per year.

Further, the acquisition of ADESA US Auction, LLC in 2022 provided us with 56 additional locations, which we have been building out to increase our reconditioning capacity and the number of inventory pools closer to customers. We are integrating ADESA sites to combine retail and wholesale capabilities within single locations over time, enhancing both retail production and wholesale disposition. As of December 31, 2025, 16 of these ADESA auction sites have been built out to provide IRC capabilities, and the remaining sites provide continued potential for further growth.

With more than 37 million transactions in 2024, according to Cox Automotive, the used vehicle retail market represents a massive, highly fragmented industry, of which Carvana currently has an estimated market share of only approximately 1.6%. We believe we are well positioned to benefit from secular e-commerce trends. According to Federal Reserve Economic Data (FRED), e-commerce as a share of non-automotive retail has risen steadily for over 20 years and made up approximately 20%

of all non-automotive retail transactions as of 2025. Within the automotive retail industry, e-commerce adoption has lagged behind that of other retail segments, but we believe that as customers continue becoming more accustomed to making larger purchases online, e-commerce will make up an increasing share of automotive retail as it has in other retail segments. The large scale and fragmentation of the used retail vehicle market, coupled with the ongoing adoption of e-commerce more broadly, presents a differentiated opportunity for continued growth. Carvana intends to take advantage of this market opportunity by executing the following key elements of our growth strategy:

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

Develop Broad Consumer Awareness of Our Brand

We believe our brand development efforts meaningfully impact our ability to acquire new customers. We intend to continue attracting new customers through advertising, customer referrals, customers selling us their vehicles, public relations, partnerships with celebrities, and social media. We operate 39 vending machines across the country which have catalyzed word-of-mouth publicity and increased awareness of our brand. Further, we believe that the shift of customer preference toward e-commerce has been, and will continue to be, a long-term asset to our brand awareness and growth.

Generate Referrals and Repeat Customers

We believe our growth is enhanced by providing a superior customer experience, which drives our ability to generate customer referrals and repeat sales. Our customers rated us an average of 4.7 out of 5.0 based on over 245,000 satisfaction surveys on our website from our inception through December 31, 2025. These positive reactions create opportunities for repeat customers and a strong referral network.

Develop New Products and Expand Lines of Business

We plan to continue leveraging our existing e-commerce and logistics infrastructure to increase monetization opportunities by introducing new complementary products and services or expanding into new lines of business. The car purchasing and ownership cycle provides many opportunities to add value for our customers, such as VSCs and auto insurance, and our technology expertise and process automation position us well to provide these services in differentiated ways.

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
•artificial intelligence technology ("AI") used to power chatbots that streamline customer communication paths and assist customers and customer advocates in navigating the purchase process, to improve internal work efficiencies, and to enhance our recruitment and hiring processes; and
•sophisticated predictive models and application programming interfaces developed for our automobile finance services and consumer lending applications, process, and terms.
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

As of December 31, 2025, we hold 51 issued U.S. patents, which cover our vending machine technology, photo technology, website user interface technology, personalization methods for displaying digital media and imaging technology, search and display technology, and artificial intelligence technology, and six issued international patents covering our photo technology. These patents have been held for between ten years and less than one year.

As of December 31, 2025, we have 28 domestic trademark registrations and six international trademarks in active use, including registrations for "Carvana," the Carvana design mark, the Carvana logo, and various slogans, and we are the registered holder of a variety of domestic and international domain names, including "carvana.com."

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

We consider our relationship with our team to be positive, and it is in large part because of their passion and hard work that Carvana is now one of the largest used automotive retailers in the U.S. As of December 31, 2025, we had over 23,100 full-time and part-time employees.

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

Organizational Structure

The following chart summarizes our organizational structure as of December 31, 2025. This chart is provided for illustrative purposes only and does not purport to represent all legal entities owned or controlled by us (footnote shares and units in thousands):

(1)142,230 shares of Class A Common Stock issued and outstanding as of December 31, 2025, representing a 64.7% economic interest in Carvana Group, LLC through Carvana Co.
(2)76,109 shares of Class B Common Stock issued and outstanding as of December 31, 2025.
(3)96,849 Carvana Group LLC Units (the "LLC Units"), held by holders of such units (the "LLC Unitholders"), issued and outstanding as of December 31, 2025, representing 77,458 shares of Class A Common Stock on an as-exchanged basis (adjusted for participation thresholds and the closing price of Class A Common Stock on December 31, 2025) and a 35.3% economic interest in Carvana Group, LLC.
(4)177,617 LLC Units held by Carvana Co., issued and outstanding as of December 31, 2025.

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

Certain states have concluded that our activities are subject to vehicle dealer licensing laws, requiring us to maintain a used vehicle dealer license in order to conduct business in that state. In certain other states, we have elected to obtain a vehicle dealer license to maximize operational flexibility and efficiency and invest in relationships with state regulators. As of December 31, 2025, we have at least one licensed facility in 40 states throughout the U.S.

Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. In addition, certain states require that we file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. In certain other states, we have chosen to obtain such a license to invest in relationships with state regulators. We have obtained a sales finance license or installment seller license, or have filed consumer credit notices, in 33 states throughout the U.S., as of December 31, 2025.

Environmental Laws and Regulations

We are subject to a variety of federal, state, and local environmental laws and regulations that pertain to our operations. The regulations concern air and water quality, as well as material storage, handling, and disposal. The regulations also regulate our use and operation of gasoline dispensing tanks and equipment, oil tanks, and paint booths among other things. Our business involves the use, handling, and disposal of hazardous materials and wastes, including motor oil, gasoline, solvents, lubricants, paints, and other substances. We manage our compliance through permitting, operational, and engineering controls. Compliance with these laws and regulations did not have a material effect on our capital expenditures, earnings or competitive position in 2025 and is not expected to in 2026.
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
•our use of artificial intelligence technology;
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
•the risk of receiving less than the full amount of benefit we expect to receive from our minority equity investments;
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

Our business is affected by industry and economic conditions. Purchases of new and used vehicles are typically discretionary for consumers and have been, and may continue to be, sensitive to adverse economic trends. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Further, inflationary impacts on labor, materials, fuel, and other vehicle costs and services, as well as scarcity of certain products, have caused and may again cause increased vehicle prices, which may adversely affect demand and pricing in the used vehicle market. Although the Company is currently focused on long-term growth, if economic conditions worsen or a recession occurs, we may once again be required to take stricter operating efficiency measures to protect our business. Those measures, including restructurings and cost savings, could materially adversely affect our business, operations, and financial results. Further, elevated and volatile interest rates have pressured and may again pressure consumer affordability and monthly payments, which may reduce demand for used vehicles.

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

Our business may also be negatively affected by challenges to the larger automotive ecosystem, including global health crises, such as the past COVID-19 pandemic, which may impact workforces, operations, and consumer behavior; increase in urbanization, which may decrease demand for vehicles due to the popularity of rideshare services such as Uber and Lyft; global supply chain challenges; military conflicts, such as the conflicts in Ukraine and the Middle East, or changes in relations between countries, such as between the United States, China, and Taiwan and conditions in Latin America following the recent U.S. military action in Venezuela; and other macroeconomic and geopolitical issues. New technologies such as autonomous driving software and the increasing popularity of electric vehicles also have the potential to change the dynamics of vehicle ownership in the future and make certain used vehicles more expensive or less desirable. In addition, technology related to generative AI is advancing rapidly, and its future impact on the automotive ecosystem is unknown. Finally, the imposition or suspension of tariffs or other trade restrictions implemented by the U.S. federal government or other countries, including changes to the import tariffs implemented by the U.S. on vehicles and parts, and uncertainty regarding the same, may change vehicle supply or the supply or cost of important vehicle parts and components, as well as customer vehicle purchasing behavior. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition. The extent and duration of these impacts are inherently uncertain and could vary materially across geographies and over time.

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

Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. Increased benchmark interest rates, widening credit spreads, reduced lender appetite for automotive or consumer-credit exposures, or rating downgrades could increase our borrowing costs or limit our access to capital. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.

Our rapid growth may not be indicative of our future growth and, if we continue growing rapidly, we may not be able to manage our growth and profitability effectively.

Our history has often been characterized by rapid growth. For our revenues and profits to grow, we need a healthy industry and macroeconomic environment, and to successfully increase our penetration in existing markets, enter new markets, acquire more new and repeat customers, further improve the quality of our product offering, features, and complementary products and services, introduce high quality new products, services, and features, expand our brand awareness, and carry sufficient inventory with high enough quality and low enough cost to meet the demand for our vehicles. We have no control over the industry and macroeconomic environment we face, as demonstrated by the challenges we experienced in 2022 and 2023, and our business strategy has and may be adversely affected as a result. Further, even if we succeed and our revenue and profits increase, we may not achieve historical rates of growth.

Our rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have in the past expended, and may again expend, substantial financial and other resources on marketing and advertising, inventory expansion, production capacity expansion, and general administration expenses related to being a growing public company. If we cannot manage our growth effectively to maintain profitability, as well as the quality and efficiency of our customers’ car-buying and selling experience, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.

Our failure to maintain our reputation and to otherwise maintain and enhance our customer service quality and brand could adversely affect our business, sales, and results of operations.

Our business model is based on our ability to provide customers with a transparent and simplified solution to car buying and selling that will save them time and money. Accordingly, our ability to consistently deliver a high-quality experience and our reputation as a company of integrity are critical to our success. Thus, we rely heavily on marketing and advertising to increase brand visibility. If we fail to maintain our reputation, or if an actual, perceived, or alleged failure of these standards occurs that damages this reputation, we could experience reduced consumer trust, lower customer demand, diminished effectiveness of our marketing and brand-building efforts, and a material adverse effect on our business, sales, and results of operations. The operationally intensive aspect of our offering and the nature of automotive retail that necessitates the use of third-party vendors and systems to complete certain ancillary parts of the customer transaction (e.g., vehicle inspections, submitting title and registration paperwork to vendors or state entities) makes maintaining the quality of our customer experience a particularly difficult challenge. For example, we have been the subject of various complaints relating to the timely delivery of certificates of title and registration, and vehicle quality. While we do not believe these claims are material, irrespective of their validity, any claims, complaints, investigations, government inquiries, or negative publicity could diminish customer confidence in our platform and adversely affect our brand. The use of social media increases the speed with which information, misinformation, and opinions can be shared and thus the speed with which our reputation can be affected. Negative or inaccurate postings, articles, reports, or comments on social media, the internet, or the press about us have, from time to time, generated negative publicity that damages the reputation of our brand. If we fail to correct or mitigate misinformation or negative information about us, the vehicles we offer to sell or purchase, our customer experience, or any aspect of our brand, including information spread through social media or traditional media channels, it could have a material adverse effect on our business, sales, and results of operations.

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
•the pace and level of changes in benchmark interest rates; and
•litigation, investigations, regulatory inquiries, or other claims against us.

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

We maintain a business relationship with DriveTime, a related party due to the Garcia Parties’ control and ownership of substantially all of the interests in DriveTime. We are party to a number of arrangements with DriveTime and its affiliates that cannot be assumed to have been negotiated at arm’s length. We continue to periodically engage DriveTime, its affiliates, and other entities controlled by our controlling stockholder to provide us with certain services, including but not limited to, lease agreements, the administration of VSCs, and the servicing of automotive finance receivables originated by us. DriveTime has also in the past and may in the future purchase or sell certain vehicles or automotive finance receivables from or to us. There can be no assurance that DriveTime and the other affiliates will continue these arrangements on similar terms, or at all, and as a result our financial condition and results of operations may be adversely affected and historical costs may not always accurately reflect future costs and expenses.

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

Our competitors may also develop and market new technologies that render our existing or future business model, products, and services less competitive, unmarketable, or obsolete. For example, rapid changes in technology, including rideshare services and the development of autonomous vehicles, including those developed by Waymo and Tesla, could lead to a decrease in demand for our products. Competitors may also impede our ability to reach consumers or commence operations in certain jurisdictions. For example, we depend in part on internet search engines, lead generators, automotive finance partners, social networking sites, AI tools, and vehicle listing sites to drive traffic to our website and mobile application and our competitors may increase their search engine optimization efforts and outbid us for search terms on various search engines, use their political influence and increase lobbying efforts, or align with Internet search engine providers to receive a higher search result page ranking than ours. Any reduction in the number of users directed to our website and mobile application through internet search engines, lead generators, automotive finance providers, social networking sites, AI tools, or vehicle listing sites, could harm our business and operating results. In addition, technology related to generative AI is advancing rapidly, and its future impact on the automotive ecosystem is unknown. For example, AI-driven automation and virtual assistants may streamline dealership operations, improve customer engagement, and increase efficiency in sourcing and managing used vehicles, which could significantly alter competitive dynamics and operational requirements in the automotive market.

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

Any significant changes in prices for new or used vehicles could have a material adverse effect on our revenues and results of operations. An overall increase in used vehicle prices or monthly payments, including as a result of increased interest rates, longer loan terms, or tighter credit standards, makes it difficult for certain customers to afford to purchase a vehicle. Similarly, if prices for used vehicles rise relative to prices for new vehicles, consumers may prefer new vehicles, particularly where manufacturer financing incentives narrow the total cost of ownership gap. Additional manufacturer incentives could also contribute to narrowing this price gap. In addition, while lower used vehicle prices reduce our cost of acquiring inventory, lower prices could also lead to reductions in the prices at which we can sell such inventory, which could create markdown risk and have a negative impact on gross profit. Furthermore, any significant changes in wholesale prices for used vehicles could have a material adverse effect on our results of operations by reducing wholesale margins. Price volatility can also complicate pricing algorithms, appraisal accuracy, and residual value assumptions, potentially leading to increased return rates, inventory write-downs, or reduced financing proceeds.

Our business is dependent upon our ability to acquire desirable vehicles and parts used to recondition vehicles, and to expeditiously sell such vehicle inventory. Obstacles to acquiring and selling attractive inventory, whether because of supply, competition, or other factors, could have a material adverse effect on our business, sales, and results of operations.

We acquire vehicles for sale through numerous sources, including directly from consumers, from wholesale auctions, including our wholesale marketplace, from other large fleet operators, from original equipment manufacturers, and from other retailers, which are evaluated for mechanical soundness, consumer desirability, and relative value as prospective inventory. There can be no assurance that the supply or price of desirable used vehicles will be sufficient to meet our needs. If we fail to adjust appraisal offers to stay in line with broader market trade-in offer trends, to recognize those trends, or to properly assess vehicles before we purchase them, it could adversely affect our ability to acquire desirable inventory. Further, we rely on agreements with third-parties to finance our vehicle inventory purchases, and may require additional financing arrangements in the future. If we are unable to extend the current financing agreements on favorable terms or at all, if the agreements expire and are not renewed, if new financing arrangements are at higher interest rates or with less favorable terms, or if we are unable to secure new financing, our inventory supply may decline. A reduction in the availability of or access to sources of desirable inventory, including parts necessary to recondition such inventory, whether due to supply chain constraints, pricing, or otherwise, could have a material adverse effect on our business, sales, and results of operations.

It is also common that commercial suppliers of used vehicles regularly review their relationships with used vehicle disposition channels, such as our wholesale marketplace platform or retail marketplace offering, through requests for proposals. Such suppliers may from time to time require us to change the way we do business or provide services on less favorable terms. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements with these or other suppliers on similar terms, or at all.

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

We are subject to a wide range of evolving federal, state, and local laws and regulations, many of which may have limited to no interpretation precedent as it relates to our business model. Our compliance obligations may vary by jurisdiction and change without advance notice. Our sale and purchase of used vehicles and related activities, including financing our customers’ acquisition of those vehicles, shipping and delivery of vehicles and the sale of complementary products and services, are subject to state and local licensing requirements, state laws, regulations, and systems and process requirements related to title and registration, state laws regulating the sale of motor vehicles and related products and services, federal and state laws regulating advertising of motor vehicles and related products and services, federal and state consumer protection laws prohibiting unfair, deceptive or misleading practices toward consumers, customer insurance related regulations, regulations governing the internet, e-commerce or mobile commerce, anti-money laundering regulations, and labor laws.

Dealer and Finance Licensing Regulations: Regulators in jurisdictions in which we have a dealer or finance license have in the past, and may in the future, impose economic fines, suspend or revoke our license, or otherwise preclude us from buying or selling vehicles or providing financing products to customers. Regulators in jurisdictions where our customers reside but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations, and may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses, and adversely affect our financial condition and results of operations.

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

We plan to continue to utilize our online sales platform to offer additional complementary products and services, which may include services or products involving other inventory sources, new vehicles, additional trade-in options, additional financing options, various forms of insurance related to vehicle condition, property and casualty, or other insurance products, subscription services, shipping services, GAP waivers, customized accessories, leasing, or maintenance. We may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets also places us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish new service or product offerings, we incur significant expenses and face various other challenges, such as expanding our customer advocate, management, and compliance personnel to cover new markets. In addition, we may not successfully demonstrate the value of these complementary products and services to consumers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams. Any of these risks, if realized, could adversely affect our business and results of operations. Consumer protection, insurance, and licensing requirements for ancillary products may also evolve in the future, increasing costs and limiting product design and attach rates.

We rely on internal and external logistics to transport our inventory throughout the United States, which subjects us to business risks and costs associated with the transportation industry. Many of these risks and costs are out of our control, and any of them could have a material adverse effect on our business, financial condition, and results of operations.

We rely on a combination of internal and external logistics to transport vehicles to and from wholesale auctions, IRCs, hubs, vending machines, and our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, gasoline prices, recalls affecting our vehicle fleet, local and federal regulations, vehicular crashes, insufficient internal capacity, rising prices of transportation vendors, taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, disruption of our technology systems, equipment supply, equipment quality, and increasing equipment and operational costs. Our failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and distribution, which may adversely affect our operating results and financial condition. Capacity constraints, labor shortages, and regulatory changes affecting hours-of-service and emissions may increase cost-to-deliver and extend cycle times.

Our use of artificial intelligence may not perform as expected and could expose us to technological, operational, legal, and reputational risks that could adversely affect our business, financial condition, and results of operations

We increasingly develop and deploy AI technology through third party generative AI platforms and internal software, in connection with our proprietary systems and customer experiences, including automated, self-service workflows, AI-enabled customer support tools, internal work efficiencies, and enhancement of our recruiting and hiring processes. These initiatives are complex, rapidly evolving, and inherently uncertain. There is no assurance that our AI capabilities will function as intended, deliver anticipated benefits, or scale cost-effectively. The performance, quality, and impact of AI models depend on numerous factors, including the availability and integrity of training data, model design, computational resources, integration with our operations and technology stack, and ongoing monitoring and governance. If our AI systems or those third party platforms we utilize underperform, produce inaccurate, incomplete, or biased outputs, hallucinate or fail under edge cases, degrade customer experiences, inadvertently disclose or misuse intellectual property, or otherwise fail to meet expectations, we could experience decreased conversion, operational disruptions, increased costs, reduced margins, customer dissatisfaction, negative publicity, or harm to our brand and competitive position. Increased use of AI may additionally result in cybersecurity, data privacy, and labor and employment risks.

The laws, rules, standards, and guidance relating to AI are developing rapidly and vary across jurisdictions. We may be subject to evolving requirements regarding transparency, fairness, explainability, safety, data usage and provenance, content integrity, consumer protection, and algorithmic accountability. If we use AI in ways that regulators view as unfair, deceptive, discriminatory, or otherwise noncompliant, we could face heightened scrutiny, investigations, enforcement actions, private litigation, or requirements to modify, suspend, or cease certain AI-enabled practices. To the extent AI touches areas implicating privacy, information security, intellectual property, credit and financing, or other regulated activities, we may incur additional compliance obligations and associated costs.

The development and deployment of AI requires ongoing investments in talent, infrastructure, data quality, tooling, and governance frameworks. These investments may be significant and may not result in improvements to growth, margins, or customer experience. We may need to devote additional resources to testing, monitoring, documentation, and controls to address emerging standards and mitigate model risks, including bias, fairness, and safety. If we are unable to develop, procure, integrate, or govern AI technologies effectively; if third-party AI providers or inputs are unavailable, unreliable, or more costly; if regulatory requirements materially constrain AI use; or if our AI initiatives otherwise fail to meet expectations, our business, financial condition, and results of operations could be adversely affected.

We collect, process, store, share, transmit, disclose, and use information, including personally identifiable information. Our actual or perceived failure to protect such information and data, comply with privacy and security-related requirements, mitigate data loss, and/or prevent a cybersecurity or other incident could damage our reputation and harm our business and operating results.

We collect, process, store, share, transmit, disclose, and use sensitive information and other data provided by consumers, employees, and business partners, including personally identifiable information (“PII”) and sensitive personal information ("SPI"), to support our business operations. This information may include social security numbers, credit scores, and financial information. Although we have taken measures designed to safeguard such information, our facilities and systems could be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of PII, SPI, confidential information, and intellectual property.

We also rely on third‑party service providers and vendors that process information on our behalf. We have limited ability to control their security and privacy practices, and contractual protections and due diligence may not prevent all incidents. A security incident at a third party could have similar adverse effects on us as an incident on our own systems. The use of AI tools and programs by new or existing vendors may also introduce unique vulnerabilities whose existence or exploitation could have a material adverse effect on our business or operations.

We are subject to numerous and rapidly evolving federal, state, and local laws regarding privacy, cybersecurity and the collection, use, and disclosure of PII and other data. Many states, including California, have implemented laws that give consumers expanded rights to manage their personal information. In addition, cybersecurity has become a high priority for regulators, and some jurisdictions have enacted laws setting forth cybersecurity compliance standards and/or requiring companies to notify certain parties of data security breaches involving certain types of personal data. The SEC has adopted rules for public companies, requiring the mandatory disclosure of material cybersecurity incidents and the Federal Trade Commission and the New York Department of Financial Services have both also increased incident reporting and expanded cybersecurity program requirements. Any failure or perceived failure to maintain the security of and/or adhere to privacy-related obligations related to personal and other data that is provided to us by consumers, employees, and vendors, or any failure or perceived failure to appropriately report and respond to cyber incidents in accordance with applicable law and contractual obligations, could harm our reputation and expose us to a risk of loss or litigation, regulatory scrutiny or enforcement actions, and possible liability, any of which could adversely affect our business and operating results.

If our cybersecurity measures are breached or there is a disruption in our technology systems, our business, brand, operating results, and financial condition could be harmed.

We are highly dependent on technology networks and infrastructure for our business. Our brand, reputation, and ability to attract consumers depend on the safe and reliable performance of our website and mobile application and the supporting systems, technology, and infrastructure, such as our logistics network. Although we consider cybersecurity protection and system stability to be an important piece of our business, strategy, and management, we have in the past and may in the future experience potentially significant interruptions to our systems. Interruptions in these systems, whether due to system failures, programming or configuration errors, computer viruses, or physical or electronic break-ins, including from ransomware or distributed denial of service attacks, could prevent us from selling cars, providing customary financing options to our customers, limit the availability of the inventory on our website and mobile application, impair consumer access to our platforms, delay communications, or cause a breach of data (including PII, SPI, and other confidential information).

If an actual or perceived breach of our security occurs or there is a disruption in our technology systems, we could lose competitively sensitive business information, intellectual property or experience compromise of our information processes or internal controls. In addition, the public perception of the effectiveness of our security measures or services could be harmed, and we could lose employees, customers, and business partners. In the event of a security breach, we could suffer financial exposure in connection with demands from perpetrators, penalties and fines, remediation efforts, investigations and legal proceedings, and changes in our security and system protection measures. In the event of an error, defects, disruptions, or other performance or reliability problems with our network operations, our customers’ physical or electronic access to our inventory, or purchase, financing, and fulfillment process, and our access to data that drives our inventory purchase operations could be interrupted as well as cause delays and additional expense in arranging access to new facilities and services, any of which could harm our reputation, business, operating results, and financial condition.

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

Our business depends on our intellectual property, including proprietary algorithms, inventions, website content, mobile applications, trademarks, trade dress rights, registered domain names, AI technology, vending machine design and systems, and other confidential information, the protection of which is crucial to the success of our business. We rely on a combination of patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect our intellectual property, technology, and confidential information. We also require all of our new employees and most contractors to enter into intellectual property assignment agreements and certain third parties to enter into nondisclosure agreements. However, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology, or grant all necessary rights to any inventions that may have been developed by the employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website or mobile application features, software, and functionality, or to obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also limit the scope of our rights and inhibit us from preventing others from using our technology. In addition, our use of AI tools, such as our chatbot, into our business has also increased the risk of inadvertent disclosure of proprietary information and trade secrets. Steps taken to mitigate this risk, including agreements with vendors and policies relating to the safe use of AI tools may not effectively protect proprietary information and any incidents of inadvertent disclosure could undermine our intellectual property rights.

We may, and occasionally in the ordinary course of business do, receive communications alleging infringement or misappropriation of intellectual property or claims relating to licenses with respect thereto. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. At any given time, we may be involved as either a plaintiff or a defendant in a number of intellectual property actions, the outcomes of which may not be known for prolonged periods of time. As a result of such claims, we may have to pay monetary damages and lose valuable intellectual property rights or personnel. Further, even if we are successful in defending against such claims, litigation could result in substantial costs, harm our reputation, and divert management attention.

Lastly, we use open source software in our platform and expect to continue doing so. Certain open source licenses could be interpreted to impose unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, we could be required to make our proprietary software available to be used by the public, re-engineer portions of code, or otherwise be limited to use such code or technology if we combine our proprietary software with open source software in a certain manner. Each of which could reduce or eliminate the value of our technologies and services developed.

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

We may not receive the full, expected benefit from our minority equity investments, including Root, Inc.

We have certain minority equity investments in other companies, including shares of Series A convertible preferred stock and warrants to acquire Class A common stock in Root (the "Root Warrants"). As a minority equity investor, our influence over these companies is limited, and we may be unable to influence their business plans, assure quality control, set the timing and pace of development, or cause them to effect significant transactions such as large expenditures or contractual commitments, develop insurance or other products, or borrow money. Our inability to control the operations or management of the these companies may result in us receiving or retaining less than the amount of benefit we might otherwise expect to receive from appreciation of the equity investment or from the commercial relationship associated therewith. We may be limited in our ability to monetize or exit our investment in these companies, given contractual restrictions on selling our investment and uncertainty in the trading market for their equity securities. In addition, we have in the past recognized, and may again recognize, decreases in fair value in relation to our Root Warrants, and we may also experience a decrease in fair value in relation to our Series A convertible preferred stock. Any other downward adjustment to or impairment of our equity investments could adversely impact our results of operations and financial condition.

We have acquired, and may continue to acquire, other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

In the past, we have occasionally acquired complementary businesses and technologies, including the acquisition of our wholesale marketplace and acquisition of five franchise dealerships, and we may do so again in the future. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of technology, research and development, and sales and marketing functions;
•transition of the acquired company’s users to our website and mobile application;
•retention of employees from the acquired company;
•entry into certain new lines of business may subject us to new laws and regulations or additional operational costs;
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

We are subject to various legal proceedings, claims, inquiries, and investigations, from time to time, which could have a material adverse effect on our business, results of operations, and financial condition. Legal claims have been and could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings, or by other entities. These claims have been and could be asserted under a variety of laws, including but not limited to consumer finance laws; consumer protection laws; intellectual property laws; laws governing motor vehicle dealers; laws, regulations, and systems and process requirements related to title and registration; state laws regulating the sale of motor vehicles and related products and services; privacy laws; labor and employment laws; securities laws; employee benefit laws; tax laws; contract laws; and tort laws. These actions have in the past and could in the future expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief, and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business.

In June 2025, we received a subpoena from the SEC requesting information that we believe primarily relates to allegations raised by a report published by a now-defunct short-selling firm. We currently cannot predict the outcome of this matter. For more information, see Item 3. Legal Proceedings.

Further, the Attorney General offices of various states, from time to time, conduct inquiries regarding our inspection, reconditioning, advertising, sale, delivery, titling, registration, lending practices, and post-sale service of retail vehicles. When such inquiries arise, we work with government agencies to respond to these requests and cooperate with any such inquiries, which if not amicably resolved, could result in state Attorney General offices filing claims against us.

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

Many of our customers utilize our financing services to finance the acquisition of a vehicle from us. We then typically sell the resulting automotive finance receivables, and the proceeds therefrom account for a substantial portion of our gross profit. However, customers may elect to finance their vehicle purchases through other parties who may be able to offer more attractive terms. Any material decline in automotive finance receivables sold or the prices at which they are sold would result in the loss of a historically significant portion of our gross profits. The prices we are able to charge for automotive finance receivables that we sell are based on a variety of factors, including the terms and credit risk associated with automotive finance receivables, the relationship between the interest rates we quoted the customer at the time they priced their financing and market and projected interest rates at the time we sell the automotive finance receivables, forecasted loss rates, the historical credit performance of the automotive finance receivables we sell, demand for assets and related securities of that type in the financial markets, and other factors. If these variables or other factors were to change, we might be required to reduce our sale prices on automotive finance receivables, sell fewer of them, or both, which would reduce our gains on sales of automotive finance receivables. In addition, our ability to sell automotive finance receivables on acceptable terms depends on investor demand and liquidity in the asset-backed securities and whole-loan markets. A reduction in investor demand, widening credit spreads, or changes in underwriting expectations could adversely affect execution, including required discounts, advance rates, and time to sale.

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

The financing partners who agree to buy or fund our automotive finance receivables, and the terms of our securitizations, require that we make certain customary representations about the eligibility of those automotive finance receivables for sale. If these receivables do not meet the specified representations, we have in the past been, and will likely in the future be, forced to repurchase these receivables. If we sell a significant amount of receivables that do not meet the predetermined representations, we may be required to use cash on hand or to obtain alternative financing in order to repurchase them. Any significant repurchases could have a material adverse effect on our business, results of operations, and financial condition, and may jeopardize our ability to sell contracts to those or other financing partners or purchasers in the future.

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

"Risk retention" rules promulgated by U.S. federal regulators under the Dodd-Frank Act (the "Risk Retention Rules") require a "securitizer" or "sponsor" of a securitization transaction to retain, directly or through a "majority-owned affiliate" (each defined in the Risk Retention Rules), in one or more prescribed forms, at least 5% of the credit risk of the securitized assets. For the securitization transactions for which we have acted as "sponsor," we have sought and will likely continue to seek to satisfy the Risk Retention Rules by retaining a "vertical interest" (as defined in the Risk Retention Rules) through either a majority-owned affiliate or directly on our balance sheet. In addition, we have entered into, and will likely continue to enter into, arrangements to finance a portion of the retained credit risk in one or more prescribed forms under the Risk Retention Rules. However, holding risk retention interests or automotive finance receivables in contemplation of structured financing increases our exposure to the performance of the automotive finance receivables that underlie or are expected to underlie those transactions. For additional information, see Note 2 — Summary of Significant Accounting Policies and Note 8 — Securitizations and Variable Interest Entities.

Risks Related to Our Organizational Structure

Our principal asset is our indirect interest in Carvana Group, and, accordingly, we depend on distributions from Carvana Group to pay our taxes and expenses, including payments under our debt obligations and Tax Receivable Agreement. Carvana Group’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our indirect ownership of LLC Units of Carvana Group. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes, debt obligations, and operating expenses depends on the financial results and cash flows of Carvana Group and its subsidiaries and distributions we receive from Carvana Group. Under the terms of the limited liability agreement of Carvana Group (the "LLC Agreement"), Carvana Group is obligated to make distributions to LLC Unitholders, including Carvana Co. Sub LLC ("Carvana Co. Sub"), our wholly owned subsidiary, to allow us to pay for income taxes on our allocable share of the net taxable income of Carvana Group. The LLC Agreement also obligates Carvana Group to make distributions to us to allow us to pay for our debt obligations, which are represented by our Senior Secured Notes and Senior Unsecured Notes (described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 9 — Debt Instruments), and to pay for our obligations under the Tax Receivable Agreement (as defined in Note 14 — Income Taxes).

While we intend to cause Carvana Group to make distributions to us in an amount sufficient to fund these taxes, obligations, and expenses, Carvana Group’s ability to make such distributions may be subject to various limitations and restrictions, including, without limitation, (i) prohibitions or restrictions contained in current and future debt agreements and other contracts; (ii) applicable law (including limited liability company law, creditor protection laws governing payments and asset transfers, and solvency tests); (iii) applicable regulatory or licensing requirements; and (iv) actual or projected liquidity needs and other business requirements of Carvana Group. If we do not have sufficient funds to pay taxes, obligations or expenses, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders.

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

Further, as discussed above, as a unitholder of Carvana Group, we are entitled to receive tax distributions to pay for our allocable share of income taxes. These tax distributions will likely exceed (as a percentage of Carvana Group’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result of differences in taxable income allocations between us and the LLC unitholders and applicable tax rates, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. To the extent we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Carvana Group, the LLC Unitholders would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of its LLC Units (including any exchange upon an acquisition of us).

The Tax Receivable Agreement with the LLC Unitholders requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

We are party to a Tax Receivable Agreement with the LLC Unitholders, pursuant to which we will be required to make cash payments to such LLC Unitholders equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (1) the increase in our wholly owned subsidiary’s proportionate share of the existing tax basis of the assets of Carvana Group and an adjustment in the tax basis of the assets of Carvana Group reflected in that proportionate share as a result of any exchanges of LLC Units held by the LLC Unitholders for shares of our Class A common stock or cash, and (2) certain other tax benefits related to payments we make under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot reliably estimate the likely tax benefits we will realize as a result of future

LLC Unit exchanges, and the resulting amounts we are likely to pay to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. Any payments made by us to the LLC Unitholders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us, and will reduce funds available for reinvestment in our business.

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

Our ability to realize the tax benefits that we currently expect to be available as a result of (i) tax basis increases arising from exchanges of LLC Units for our Class A common stock or cash, (ii) payments made pursuant to the Tax Receivable Agreement, and (iii) the interest deductions imputed under the Tax Receivable Agreement all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no changes in applicable law or regulations. For example, changes in corporate tax rates or in the treatment of basis adjustments have reduced and may again reduce the value of such tax benefits. Any reduction in the value of such tax benefits is expected to have two primary consequences—it reduces the cash payments we expect to be required to make pursuant to the Tax Receivable Agreement and it reduces the expected value to us of the 15% of the amount of such tax benefits that we will retain pursuant to the Tax Receivable Agreement. Additionally, if our actual taxable income were insufficient or there were additional adverse changes in applicable laws or regulations, we may be further unable to realize all or a portion of the expected tax benefits and our cash flows and stockholders’ equity (deficit) could be negatively affected.

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

As of December 31, 2025, we had outstanding, on a consolidated basis, (1) $107 million aggregate principal amount of our Senior Unsecured Notes, (2) $3.9 billion aggregate principal amount of our Senior Secured Notes, (3) $58 million aggregate principal amount of borrowings under our Floor Plan Facility and the Finance Receivable Facilities (as defined below), (4) $157 million aggregate principal amount of indebtedness represented by our finance lease agreements between us and providers of equipment financing, (5) an outstanding balance of $374 million under our secured borrowing facility through which we finance certain retained beneficial interests in our securitizations, (6) $485 million of other long-term debt related to our sale leaseback transactions, and (7) an outstanding balance of $23 million under a loan and security agreement to finance certain equipment for our transportation fleet. Our substantial indebtedness has had and could have further significant effects on our business. For example, it has or could:

•make it more difficult for us to satisfy our obligations with respect to our current and future indebtedness, including our Senior Secured Notes and Senior Unsecured Notes (collectively the "Senior Notes," each as defined in Note 9 — Debt Instruments), the Floor Plan Facility, and Finance Receivable Facilities;
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

Volatility in the market price of our Class A common stock may prevent our stockholders from being able to sell their shares at or above the price they paid for them. The market price of our Class A common stock has fluctuated, and may continue to fluctuate widely due to many factors, some of which may be beyond our control. The closing price of our Class A common stock between January 1, 2025 and January 1, 2026 has ranged from a low of $162.57 to a high of $472.73. Many factors may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this "Risk Factors" section and this Annual Report on Form 10-K, as well as the following:

•adverse impacts to the larger automotive ecosystem, including consumer demand, global supply chain challenges (including the impact of increased tariffs), and other macroeconomic issues;
•previous and future strategic actions and manipulations of the market for our securities by short sellers and "short squeezes" (including the impact of the report published in the first quarter of 2025 by a now-defunct short-selling firm);
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

In addition, broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. Because we do not intend to pay dividends on our Class A common stock for the foreseeable future, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur. Sustained or significant declines in our stock price could also increase the likelihood of stockholder litigation, which could result in substantial costs and divert management attention.

The Garcia Parties control us and their interests may conflict with our or our stockholders’ interests in the future.

The Garcia Parties together hold approximately 83% of the voting power of our outstanding capital stock through their beneficial ownership of our Class A and Class B common stock as of December 31, 2025. The Garcia Parties are entitled to ten votes per share of Class B common stock they beneficially own, for so long as the Garcia Parties maintain, in the aggregate, direct or indirect beneficial ownership of at least 25% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the Class A Units were exchanged for Class A common stock). Our Class A common stock and all other shares of Class B common stock have one vote per share. So long as the Garcia Parties continue to beneficially own a sufficient number of shares of Class B common stock, even if they beneficially own significantly less than 50% of the shares of our outstanding capital stock, the Garcia Parties will continue to be able to effectively control our business. For example, if the Garcia Parties hold Class B common stock representing 25% of our outstanding capital stock, they would collectively control 71% of the voting power of our capital stock.

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

We issue additional shares of Class A common stock in several ways: (i) as authorized by our Board, in its sole discretion, whether in connection with acquisitions or otherwise; (ii) at the request of LLC Unitholders, requiring Carvana Group to redeem all or a portion of their LLC Units in exchange for newly issued shares of Class A common stock; (iii) under our equity incentive plans available to our directors, employees and consultants; and (iv) under our “at-the-market offering” program (the “ATM Program”) that provides for the sale of the greater of (i) a number of shares of Class A common stock representing an aggregate offering price of $461 million or (ii) an aggregate of 21 million shares of its Class A common stock, from time to time.

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

Our amended and restated certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law ("DGCL"), and prevents us from engaging in a business combination with a person (excluding the Garcia Parties and their transferees) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained prior to the acquisition. These provisions could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions our stockholders desire, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We consider cybersecurity protection, including protection of customer, employee, and partner information, to be a priority in the Company’s business, strategy, and management. Carvana's enterprise risk management program, is designed to identify, assess, prioritize, and respond to significant risks and opportunities, and incorporates processes for the identification, evaluation, and management of risks from cybersecurity threats, including those arising from third-party service providers and vendors.

While management is responsible for the day-to-day handling of our risk management program, the Board, as a whole and through its committees, oversees risk management, including cybersecurity risks. The Board has delegated certain risk management responsibilities with respect to cybersecurity to the Audit Committee, which is responsible for ensuring sufficient oversight of our cybersecurity risk exposures. The Audit Committee leads the full Board in periodic reviews of the adequacy and effectiveness of our information security program and internal controls, including quarterly and ad hoc updates of cybersecurity risks, initiatives, and key metrics. Senior leaders from our Information Security, Legal, Privacy, and Compliance teams provide the Board and Audit Committee with periodic briefings on the threat landscape, our security strategy and roadmap, and the status of risk reduction initiatives, including preparation, prevention, detection, response, and recovery activities.

Our Chief Information Security Officer ("CISO"), who has extensive cybersecurity knowledge and experience, including over 16 years in the field of information security and over eight years of experience leading enterprise security programs in financial services and technology organizations, is primarily responsible for assessing and managing cybersecurity risk. The CISO oversees a team of dedicated information security professionals (the “Information Security Team”) who focus on specialty areas such as application security, security compliance, security architecture and engineering, vulnerability management, and security operations, each with relevant experience and industry certifications in their respective areas.

The Information Security Team leverages a variety of processes and controls to stay informed of and manage cybersecurity risk. It partners with a variety of business units, including our Engineering, Legal, Privacy, Compliance, Internal Audit, Technology, and Product teams to identify and control emerging risks. The Information Security and privacy teams also from time to time engage consultants and other third parties to assist in investigating and remediating security incidents, monitoring of security vulnerabilities, and performing annual internal and external penetration tests based on best practices and industry standards such as the Open Web Application Security Project (OWASP) Top Ten. Our Information Governance Committee, whose members include representatives from the Information Security Team and key senior leaders from relevant stakeholder groups, meets quarterly to review and discuss, among other topics, the implementation and management of these cybersecurity processes. The Information Security Team additionally has adopted security control principles based on ISO 27002:2022 and partners with counterparts in our legal department to use various formalized incident management and monitoring standards and incident response plans and playbooks, which define immediate steps in the event of a cybersecurity incident, roles and responsibilities, as well as materiality criteria to allow for efficient and effective incident management. This includes a third-party vendor management procedure, under which we conduct vendor risk assessments and, when appropriate, ongoing threat monitoring. In implementing these policies, the Information Security Team utilizes a layered approach, aided by industry leading technology, to detect, respond, and prevent cybersecurity risks and exposures.

Upon hire and annually thereafter, employees are assigned Information Security and Privacy Awareness Training to provide awareness on topics such as social engineering, phishing, password requirements, ethical use of artificial intelligence, physical security, best practices for secure remote work, protecting sensitive information, and identifying and reporting potential issues. Phishing simulations are also conducted on an ongoing basis.

As of the date hereof, we have not identified any material cybersecurity incidents impacting the Company. However, future incidents, whether direct or through our third-party providers, could have a material impact on our business strategy, results of operations, or financial condition. We maintain cybersecurity insurance to mitigate the risks of a material cybersecurity incident; however, the costs may exceed our coverage and, therefore, may not be fully insured. See Part I, Item 1A - “Risk Factors” in this Annual Report on Form 10-K for a further discussion of various cybersecurity risks to the Company.

ITEM 2. PROPERTIES.

As of December 31, 2025, we operated the following facilities in the U.S.:

Description of use	Owned interior square footage (millions)	Leased interior square footage (millions)	Owned land acreage	Leased land acreage
Corporate headquarters	—	1.3	—	33
Other facilities (1)	5.3	5.9	4,176	3,132

(1) Other facilities include IRCs, hubs, vending machines, dealerships, and auction locations.

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

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation or government inquiries cannot be predicted with certainty, and regardless of the outcome, litigation and government inquiries can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For more information regarding our material pending legal proceedings, see “Legal Matters” in Note 16 — Commitments and Contingencies, included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock trades on the NYSE under the ticker symbol "CVNA."

Our Class B common stock is not listed nor traded on any stock exchange.

Holders of Record

We are authorized to issue up to 500 million shares of Class A common stock, up to 125 million shares of Class B common stock and up to 50 million shares of preferred stock. As of February 13, 2026, there were 11 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in "street name" accounts through brokers, banks, and other financial institutions. As of February 13, 2026, there were 9 shareholders of record of our Class B common stock.

Dividend Policy

We have not declared or paid any cash dividends on our Class A common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. Holders of our Class B common stock are not entitled to receive dividends.

Stock Performance Graph

The following graph compares the total shareholder return from December 31, 2020 through December 31, 2025 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index ("S&P 500") and (iii) the Standard and Poor's 500 Consumer Discretionary Distribution & Retailing index, assuming an initial investment of $100 on December 31, 2020 and including reinvestment of dividends where applicable. The results presented below are not intended to forecast and are not necessarily indicative of future performance. In prior years, the stock performance graph below compared the cumulative total return on the Company's Class A common stock with the S&P 500 Retailing Index. In 2023, S&P Dow Jones Indices and Morgan Stanley Capital International implemented revisions to the Global Industry Classification Standard structure which resulted in the renaming and restructuring of certain retail-related indices, including the S&P 500 Retailing Index. As such, and due to the limited continuity in the S&P 500 Retailing Index, we are utilizing the Standard and Poor's 500 Consumer Discretionary Distribution & Retailing index in the stock performance graph below.

Comparison of CVNA Cumulative Total Return Since December 31, 2020

$250
$200
$150
$100
$50
$—
2020
2021
2022
2023
2024
2025
CVNA
S&P 500
S&P 500 Consumer Discretionary Distribution & Retailing Index

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2025, except as otherwise previously reported in a Current Report on Form 8-K.

During the year ended December 31, 2025, pursuant to the terms of the Exchange Agreement entered into in connection with our initial public offering, certain LLC Unitholders exchanged 4.1 million LLC Units and 3.0 million shares of Class B common stock for 3.3 million shares of Class A common stock. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Part I, including matters set forth in the "Risk Factors" section of this Annual Report on Form 10-K, and our financial statements and notes thereto included in Part II, Item 8 "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. Except when stated otherwise, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

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

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 19, 2025 for discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023.

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the year ended December 31, 2025, the number of vehicles we sold to retail customers increased by 43.3% to 596,641, compared to 416,348 in the year ended December 31, 2024.

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
We continue to prioritize efficient growth in retail units sold, absent any material changes in macroeconomic conditions. To prioritize growth, we are pursuing investments in technology and infrastructure, while simultaneously maintaining our focus on efficiency gains and profitability. This includes continued investment in our vehicle acquisition, reconditioning and logistics network, as well as partnerships, product development and engineering to deliver customers a best-in-class experience.

Revenue and Gross Profit

We generate revenue on retail units sold from four primary sources: the sale of the retail vehicles, wholesale sales of vehicles we acquire from customers, including sales through our wholesale marketplace, gains on the sales of loans originated to finance the vehicles, and sales of complementary products.

Our largest source of revenue, retail vehicle sales, totaled $14.5 billion and $9.7 billion during the years ended December 31, 2025 and 2024, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate a majority of gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. Retail vehicle sales also include shipping and delivery fees and service revenue from retail marketplace transactions, which are retail marketplace partner vehicles sold to customers through Carvana, that, depending on the structure of the partnership, may receive net revenue treatment.

Wholesale sales and revenues includes sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. We also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $4.1 billion and $2.8 billion during the years ended December 31, 2025 and 2024, respectively. We generally expect wholesale sales to trend proportionately with retail units sold through inventory we acquire via trade-ins and from customers who wish to sell us a car independent of a retail sale and with the movement of wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate and sales commissions on complementary products such as VSCs, GAP waiver coverage, and auto insurance, totaled $1.7 billion and $1.2 billion during the years ended December 31, 2025 and 2024, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and complementary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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
•Leverage existing inspection and reconditioning infrastructure. As we scale, we intend to more fully utilize the capacity at our existing IRCs and auction locations, which collectively have capacity to inspect and recondition approximately 1.5 million vehicles per year at full utilization.
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

Effects of Tariffs

The global trade environment is uncertain and rapidly evolving. We are continuing to monitor changes in tariff policy and the impact of these changes on our industry and the economy and seek to adjust to these changes as efficiently as possible. For the year ended December 31, 2025, tariffs did not materially impact our financial or operating results.

Investment in Growth

We maintain a primary focus on expanding the scale and reach of our business, while simultaneously driving operational efficiency, flexibility, and scalability through process and technology improvements that underpin sustainable, profitable growth. While we intend to become increasingly efficient over time, absent any material changes in macroeconomic conditions, we also anticipate that our operating expenses will increase as we grow retail units sold, wholesale units sold, and wholesale marketplace units transacted. There is no guarantee that we will be able to realize the desired return on our investments.

Relationships with Related Parties

For discussion about our relationships with related parties, refer to Note 6 — Related Party Transactions of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K and our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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

	Years Ended December 31,
	2025	2024
Retail units sold	596,641	416,348
Average monthly unique visitors (in thousands)	18,487	17,248
Total website units	75,683	53,360
Total gross profit per unit	$7,026	$6,908
Total gross profit per unit, non-GAAP	$7,182	$7,196

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

Total Gross Profit per Unit, Non-GAAP

We define total gross profit per unit, non-GAAP as the aggregate gross profit, non-GAAP in a given period, divided by retail units sold in that period. Gross profit, non-GAAP is defined as gross profit plus depreciation and amortization expense in cost of sales, share-based compensation expense in cost of sales, and restructuring expense, minus revenue related to warrants to acquire common stock of other entities (the "Warrants") as discussed in Note 17 — Fair Value of Financial Instruments. Refer to "Non-GAAP Financial Measures" for more information, including the reconciliation of non-GAAP financial measures to the most directly comparable financial measures under generally accepted accounting principles in the United States ("GAAP").

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

The number of retail vehicles we sell depends on the volume of traffic to our website, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customers' purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other car dealerships and general macroeconomic and used car industry conditions, including inflationary pressures and benchmark interest rates, as well as those conditions that could arise from the global trade and geopolitical environment. On a quarterly basis, the number of retail vehicles we sell is also affected by seasonality, with demand for retail vehicles generally reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of retail vehicle sales generally expected to occur in the fourth calendar quarter.

Our revenue per retail unit depends on macroeconomic and used car industry conditions, including those that could arise from the global trade and geopolitical environment, the mix of vehicles we acquire, retail prices in our markets, our pricing strategy, our average days to sale, and the number of retail marketplace units sold. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. We also generally expect lower average days to sale to be associated with higher retail average selling prices due to decreased vehicle depreciation prior to sale, all other factors being equal.

Wholesale Sales and Revenues

Wholesale sales and revenues include the aggregate proceeds we receive on vehicles we acquire and sell to wholesalers and wholesale marketplace revenues. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade in their existing vehicles when making a purchase from us. Factors affecting wholesale sales and revenues include the number of wholesale units sold and the average wholesale selling price of these vehicles, and macroeconomic conditions, including those that could arise from the global trade and geopolitical environment. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market, including the level of depreciation in the wholesale vehicle market. Wholesale sales and revenues includes aggregate proceeds we receive on vehicles sold to DriveTime through competitive online auctions that are managed by an unrelated third party and through the Company's wholesale marketplace platform. Wholesale marketplace revenues include revenue earned from the sale of wholesale marketplace units by third-party sellers or Carvana to buyers through our wholesale marketplace platform, including auction fees and related services revenue.

Other Sales and Revenues

We generate other sales and revenues primarily through the sales of loans we originate and sell in securitization transactions or to financing partners, reported net of a reserve for expected repurchases, commissions we receive on VSCs, sales of GAP waiver coverage, and auto insurance, including Root Warrants we receive on sales of auto insurance.

We generally seek to sell the loans we originate to securitization trusts we sponsor and establish or to financing partners. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that we sell to the securitization trusts. We also sell the loans we originate under committed forward-flow arrangements, including the Ally Master Purchase and Sale Agreement (as defined in Note 7 — Finance Receivable Sale Agreements of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K the "Ally MPSA"), and through fixed pool loan sales, with financing partners who generally acquire them at premium prices without recourse to us for their post-sale performance. Factors affecting revenue from these sales include the number of loans we originate, the average principal balance of the loans, the credit quality of the portfolio, the price at which we are able to sell them in securitization transactions or to financing partners, and economic conditions in the capital markets.

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

Cost of Sales

Cost of sales includes the cost to acquire, recondition, and transport vehicles associated with preparing them for resale, and wholesale marketplace cost of sales. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles, and supply-and-demand dynamics in the vehicle market. Reconditioning costs consist of direct costs, including parts, labor, and third-party repair expenses directly attributable to specific vehicles, as well as indirect costs, such as IRC and auction site overhead. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition to the IRC or other site. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value. Wholesale marketplace cost of sales include costs related to the sale of wholesale marketplace units by third-party sellers through our wholesale marketplace platform, including labor, rent, depreciation and amortization.

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

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses include expenses associated with advertising and providing customer service to customers, including financing, title and registration and limited warranty services, operating our vending machines, hubs, physical auctions, logistics and fulfillment network and other corporate overhead expenses, including expenses associated with information technology, product development, engineering, legal, accounting, finance, and business development. SG&A expenses exclude the costs of inspecting and reconditioning vehicles and transporting vehicles from the point of acquisition to the IRC or other site, which are included in cost of sales, and payroll costs for our employees related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.

Other Operating Expense, Net

Other operating expense, net primarily includes other general operating expenses such as gains or losses from disposals of long-lived assets.

Interest Expense, Net

Interest expense, net includes interest incurred on our various tranches of Senior Secured Notes and Senior Unsecured Notes, our Floor Plan Facility, and our Finance Receivable Facilities (each as defined in Note 9 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K), as well as our finance leases, and long-term debt, which are used to fund general working capital, our inventory, our transportation fleet, and certain of our property and equipment. Interest expense, net also includes amortization of capitalized debt issuance costs, which is offset by amortization of debt premium and interest income earned on cash and cash equivalents. Interest expense, net excludes the interest incurred during various construction projects to build, upgrade or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Other Expense (Income), Net

Other expense (income), net includes changes in fair value on our beneficial interests in securitizations, purchase price adjustment receivables, and fair value adjustments related to our warrants to acquire common stock of other entities as discussed in Note 17 — Fair Value of Financial Instruments of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. Other expense (income), net also includes expense related to our Tax Receivable Agreement ("TRA") liability. Refer to Note 14 — Income Taxes of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further discussion of the TRA.

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

Results of Operations

	Years Ended December 31,
	2025	2024	Change

	(dollars in millions, except per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$14,537	$9,681	50.2%
Wholesale sales and revenues (1)	4,052	2,841	42.6%
Other sales and revenues (2)	1,733	1,151	50.6%
Total net sales and operating revenues	$20,322	$13,673	48.6%
Gross profit:
Retail vehicle gross profit	$1,978	$1,379	43.4%
Wholesale gross profit (1)	481	346	39.0%
Other gross profit (2)	1,733	1,151	50.6%
Total gross profit	$4,192	$2,876	45.8%
Unit sales information:
Retail vehicle unit sales	596,641	416,348	43.3%
Wholesale vehicle unit sales	297,643	199,780	49.0%
Per unit revenue:
Retail vehicles	$24,365	$23,252	4.8%
Wholesale vehicles (3)	$10,519	$9,611	9.4%
Per retail unit gross profit:
Retail vehicle gross profit	$3,315	$3,312	0.1%
Wholesale gross profit	806	831	(3.0)%
Other gross profit	2,905	2,765	5.1%
Total gross profit	$7,026	$6,908	1.7%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (4)	$1,015	$996	1.9%
Wholesale marketplace:
Wholesale marketplace units transacted	1,006,551	955,802	5.3%
Wholesale marketplace revenues	$921	$921	—%
Wholesale marketplace gross profit (5)	$179	$147	21.8%

(1) Includes $39 and $28, respectively, of wholesale sales and revenues from related parties.
(2) Includes $347 and $200, respectively, of other sales and revenues from related parties.
(3) Excludes wholesale marketplace revenues and wholesale marketplace units transacted.
(4) Excludes wholesale marketplace gross profit and wholesale marketplace units transacted.
(5) Includes $51 and $86, respectively, of depreciation and amortization expense.

Retail Vehicle Sales

Retail vehicle sales increased by $4.9 billion to $14.5 billion during the year ended December 31, 2025 compared to $9.7 billion during the year ended December 31, 2024. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 596,641 from 416,348 during the years ended December 31, 2025 and 2024, respectively, and an increase in retail revenue per retail unit sold to $24,365 in the year ended December 31, 2025 from $23,252 in the prior year, primarily due to lower retail marketplace units sold as a share of total retail units sold.

Wholesale Sales and Revenues

Wholesale sales and revenues increased by $1.2 billion to $4.1 billion during the year ended December 31, 2025, compared to $2.8 billion during the year ended December 31, 2024. The increase in revenue was primarily due to an increase in the number of wholesale units sold to 297,643 from 199,780 during the years ended December 31, 2025 and 2024, respectively, driven by an increase in overall vehicle acquisitions compared to the prior year. Additionally, wholesale revenue per wholesale unit sold increased to $10,519 from $9,611 during the years ended December 31, 2025 and 2024, respectively.

Other Sales and Revenues

Other sales and revenues increased by $582 million to $1.7 billion during the year ended December 31, 2025, compared to $1.2 billion during the year ended December 31, 2024. The increase was primarily due to an increase in gain on loan sales as a result of increased retail units sold, loan sale volume, and loan sale spreads, and to higher VSC conversion rates during the year ended December 31, 2025, partially offset by lower interest income on finance receivables held for sale.

Retail Vehicle Gross Profit

Retail vehicle gross profit increased by $599 million to $2.0 billion during the year ended December 31, 2025, compared to $1.4 billion during the year ended December 31, 2024. This increase was driven primarily by an increase in the number of retail vehicles sold to 596,641 from 416,348 during the years ended December 31, 2025 and 2024, respectively. Additionally, retail vehicle gross profit per unit was approximately flat at $3,315 for the year ended December 31, 2025, compared to $3,312 for the year ended December 31, 2024.

Wholesale Gross Profit

Wholesale gross profit increased by $135 million to $481 million during the year ended December 31, 2025, compared to $346 million during the year ended December 31, 2024. This increase was primarily driven by an increase in wholesale units sold to 297,643 from 199,780 during the years ended December 31, 2025 and 2024, respectively, along with an increase in wholesale vehicle gross profit per wholesale unit to $1,015 from $996, respectively. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in wholesale vehicle gross profit per wholesale unit was primarily a result of lower vehicle acquisition costs relative to sales prices during the year ended December 31, 2025. Additionally, the increase was driven by an increase in marketplace gross profit by $32 million to $179 million during the year ended December 31, 2025, compared to $147 million during the year ended December 31, 2024, due to an increase in the number of wholesale marketplace units transacted to 1,006,551 from 955,802 during the years ended December 31, 2025 and 2024, respectively.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Years Ended December 31,
	2025	2024

	(in millions)
Compensation and benefits (1)	$830	$700
Advertising	363	229
Market occupancy (2)	68	68
Logistics (3)	162	118
Other (4)	885	759
Total	$2,308	$1,874

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

Selling, general and administrative expenses increased by $434 million to $2.3 billion during the year ended December 31, 2025 compared to $1.9 billion during the year ended December 31, 2024, primarily due to higher employee headcount, advertising, and other SG&A expenses, primarily associated with higher retail units sold.

Other Operating Expense, Net

Other operating expense, net decreased by $9 million to $3 million during the year ended December 31, 2025 compared to $12 million during the year ended December 31, 2024, due to lower disposals of long-lived assets.

Interest Expense, Net

Interest expense, net decreased by $146 million to $505 million during the year ended December 31, 2025 compared to $651 million during the year ended December 31, 2024, primarily due to lower interest on the Senior Secured Notes as a result of the repurchases and redemptions of the 2028 Senior Secured Notes and 2025 Senior Unsecured Notes, our election to pay cash interest on the 2028 and 2030 Senior Secured Notes, higher interest income, and lower interest on the finance receivable facilities and floor plan facility.

Loss on Debt Extinguishment

Loss on debt extinguishment was $16 million and $12 million during the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, $611 million of principal amount of 2028 Senior Secured Notes were voluntarily repurchased and redeemed for $633 million, which included $7 million of accrued interest and $1 million of pro-rata write-offs of unamortized debt issuance costs and unamortized premium. During the year ended December 31, 2024, $470 million of principal amount of 2028 Senior Secured Notes were voluntarily repurchased and redeemed for $492 million, which included $12 million of accrued interest and $2 million of pro-rata write-offs of unamortized debt issuance costs and unamortized premium.

Other Expense (Income), Net

Other expense (income), net was an expense of $2.3 billion during the year ended December 31, 2025 and was primarily due to $2.2 billion of TRA expense and a $64 million decrease in the fair value of Root Warrants, partially offset by a $12 million increase in the fair value of beneficial interests in securitizations. Other expense (income), net was income of $73 million during the year ended December 31, 2024 and was primarily due to a $115 million increase in the fair value of Root Warrants and a $23 million increase in the fair value of beneficial interests in securitizations, partially offset by $67 million of TRA expense.

Income Tax (Benefit) Provision

Income tax (benefit) provision was a benefit of $2.8 billion during the year ended December 31, 2025 and was primarily due to the release of our valuation allowance against our deferred tax assets. We released $2.2 billion of our valuation allowance during the year ended December 31, 2025 and recorded $547 million of income tax benefit as a result of current year activity. Income tax (benefit) provision was a benefit of $4 million during the year ended December 31, 2024. For additional information, see Note 14 —Income Taxes.

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

Adjusted EBITDA is defined as net income plus (minus) income tax (benefit) provision, interest expense, net, other operating expense, net, other expense (income), net, depreciation and amortization expense in cost of sales and SG&A expenses, share-based compensation expense in cost of sales and SG&A expenses, loss (gain) on debt extinguishment, and restructuring expense, minus revenue related to our warrants. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of total revenues.

Gross profit, non-GAAP is defined as GAAP gross profit plus depreciation and amortization expense in cost of sales, and share-based compensation expense in cost of sales, minus revenue related to our warrants. Total gross profit per retail unit, non-GAAP is Gross profit, non-GAAP divided by retail vehicle unit sales.

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

A reconciliation of Adjusted EBITDA to net income, Gross profit, non-GAAP to gross profit, and SG&A expenses, non-GAAP to SG&A expenses, which are the most directly comparable GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A expenses per retail unit, non-GAAP is as follows:

	Years Ended December 31,
	2025	2024	2023

	(dollars in millions, except per unit amounts)
Net income	$1,895	$404	$150
Income tax (benefit) provision	(2,785)	(4)	25
Interest expense, net	505	651	632
Other operating expense, net	3	12	8
Other expense (income), net	2,250	(73)	(9)
Depreciation and amortization expense in cost of sales	111	140	169
Depreciation and amortization expense in SG&A expenses	164	165	183
Share-based compensation expense in cost of sales	3	1	—
Share-based compensation expense in SG&A expenses	96	91	73
Warrant revenue	(21)	(21)	(21)
Loss (gain) on debt extinguishment	16	12	(878)
Restructuring expense	—	—	7
Adjusted EBITDA	$2,237	$1,378	$339

Total revenues	$20,322	$13,673	$10,771
Net income margin	9.3%	3.0%	1.4%
Adjusted EBITDA margin	11.0%	10.1%	3.1%

Gross profit	$4,192	$2,876	$1,724
Depreciation and amortization expense in cost of sales	111	140	169
Share-based compensation expense in cost of sales	3	1	—
Warrant revenue	(21)	(21)	(21)
Gross profit, non-GAAP	$4,285	$2,996	$1,872

Retail vehicle unit sales	596,641	416,348	312,847
Total gross profit per retail unit	$7,026	$6,908	$5,511
Total gross profit per retail unit, non-GAAP	$7,182	$7,196	$5,984

SG&A expenses	$2,308	$1,874	$1,796
Depreciation and amortization expense in SG&A expenses	164	165	183
Share-based compensation expense in SG&A expenses	96	91	73
Restructuring expense in SG&A expenses	—	—	7
SG&A expenses, non-GAAP	$2,048	$1,618	$1,533

Retail vehicle unit sales	596,641	416,348	312,847
Total SG&A expenses per retail unit	$3,868	$4,501	$5,741
Total SG&A expenses per retail unit, non-GAAP	$3,433	$3,886	$4,900

Liquidity and Capital Resources

General

We generate cash from the sale of retail vehicles, wholesale vehicles, loans we originate, and VSCs, GAP waiver coverage, and other complementary products. We generate additional cash flows through our financing activities including our short-term revolving inventory and finance receivable facilities and real estate and equipment financing, the issuance of debt securities, and new issuances of equity. Going forward, we expect to fund growth and expansion primarily through cash generated from operating activities, while retaining the option to utilize financing activities as a supplemental source if desired. We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months.

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts in the long-term depends on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which are beyond our control. Our future capital requirements depend on many factors, including our ability to generate cash from operating activities, our ability to refinance indebtedness, our ability to obtain supplemental liquidity through debt, equity, including the issuance of equity pursuant to our ATM Program, if used, strategic relationships or other arrangements on terms available or acceptable to us, our rate of revenue growth, our build-outs of ADESA auction sites to provide IRC capabilities, the timing and extent of our spending to support our technology and software development efforts, our advertising spend, and increased population coverage. If we need to obtain supplemental liquidity, there can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future.

On July 19, 2023, the Company entered into an agreement (the "Distribution Agreement") to establish an ATM Program, and on July 31, 2024, the Company refreshed the ATM Program by entering into an Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC. On February 19, 2025, the Company further refreshed the ATM Program by entering into a Second Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., and Virtu Americas LLC. Under the ATM Program, the Company could sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 21 million shares of Class A common stock, from time to time. As of December 31, 2025, $461 million of aggregate offering price remained available to be sold under the ATM Program. During the year ended December 31, 2025, we issued 1.5 million shares of Class A common stock at a weighted-average issuance price per share of $364.93, for gross proceeds of $539 million. However, there can be no assurance that we will sell further shares of Class A common stock through the ATM Program, or otherwise.

Subject to the restrictions in the indentures governing the Senior Secured Notes, we or our affiliates have and may again, at any time, and from time to time, repurchase shares of our Class A common stock, our Senior Unsecured Notes, our Senior Secured Notes, or any other securities we may issue, from time to time, in open market transactions, privately negotiated transactions, in exchange for property or other securities or otherwise. In addition, subject to the restrictions in the indentures governing the Senior Secured Notes and the terms of such notes and our Senior Unsecured Notes, we may again, redeem all or portions of such notes. During the year ended December 31, 2025, as permitted by the indenture, $611 million of principal amount of 2028 Senior Secured Notes were voluntarily repurchased and redeemed for $633 million, which included $7 million of accrued interest and $1 million of pro-rata write-offs of unamortized debt issuance costs and unamortized premium. Further, during the year ended December 31, 2025, the Company repaid $98 million of principal amount of the 2025 Senior Unsecured Notes upon maturity. Any additional repurchase or redemption decisions will be made after consideration of market conditions and liquidity needs and will be upon such terms and at such prices as we determine appropriate or as required under the indenture governing the applicable notes. However, there is no guarantee that a repurchase or redemption will take place.

Liquidity Resources

We had the following committed liquidity resources, secured debt capacity, and other unpledged assets available as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(in millions)
Cash and cash equivalents	$2,327	$1,716
Availability under short-term revolving facilities (1)	2,052	1,879
Committed liquidity resources available	$4,379	$3,595
Super senior debt capacity	1,500	1,500
Pari passu senior debt capacity	750	485
Unpledged beneficial interests in securitizations	110	110
Total liquidity resources	$6,739	$5,690

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

As of December 31, 2025 and 2024, the short-term revolving facilities had a total commitment of $5.0 billion and $4.2 billion, respectively, an outstanding balance of $58 million and $67 million, respectively, and unused capacity of $4.9 billion and $4.1 billion, respectively.

On October 20, 2025, the Company entered into a loan and security agreement (the "Loan Agreement") with Citizens Bank, N.A. ("Citizens Bank"), which provides for up to $250 million in aggregate principal amount of loans to finance certain equipment for its transportation fleet. All loans extended under the Loan Agreement are secured by a first priority lien on the transportation fleet and will mature within four to seven years depending on the attributes of the financed equipment. At maturity, a final payment of unamortized principal will be due to Citizens Bank. These outstanding loans will bear interest at a rate based on the applicable SOFR swap rate, with tenors ranging from two and a half to four years, plus an applicable margin ranging from 2.80% to 2.95% depending on the maturity of the loan. The Company has the option to prepay the outstanding balances of the loans prior to the Maturity Date.

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

On October 28, 2025, the Ally MPSA was amended to, among other things, increase the commitment by Ally to purchase up to $6.0 billion of principal balance of finance receivables between October 28, 2025, and October 27, 2026. See Note 7 — Finance Receivable Sale Agreements, included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

On October 24, 2025, we entered into a definitive loan purchase agreement with an independent, third-party purchaser for the sale of up to $4.0 billion of principal balance of finance receivables through October 2027. Also, on October 24, 2025, we entered into a separate definitive loan purchase agreement with another independent, third-party purchaser for the sale of up to $4.0 billion of principal balance of finance receivables through December 2027. In addition, on December 5, 2025, we entered into a third definitive loan purchase agreement with a third independent, third-party purchaser for the sale of up to $4.0 billion of principal balance of finance receivables through December 2027. These agreements formalize existing relationships with loan purchasers and establish defined expectations for loan sale volume and sale procedures throughout the respective agreement periods.

During the year ended December 31, 2025, the Company separately acquired five franchise dealerships for total purchase consideration of $160 million, comprised of $101 million in cash and $59 million in trade vehicle floor plan payables. Further, in connection with these franchise dealership acquisitions, the Company entered into a Master Loan and Security Agreement (the "Trade Floor Plan Facility") with Stellantis Financial Services, Inc. ("SFS") to finance certain of our purchases of new vehicle inventory, and such financed inventory secures the Trade Floor Plan Facility. The line of credit under the Trade Floor Plan Facility is $214 million, allocated among sub-advance limits for each dealership location and type of vehicle inventory.

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

As of December 31, 2025 and 2024, our outstanding principal amount of indebtedness was $5.0 billion and $5.5 billion, respectively, summarized in the table below. See Note 9 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further information on our debt.

	December 31,
	2025	2024

	(in millions)
Asset-Based Financing:
Floor plan facility	$58	$67
Financing of beneficial interests in securitizations	374	354
Real estate financing	485	485
Transportation fleet financing	23	—
Total asset-based financing	940	906
Senior Secured Notes (1)	3,929	4,358
Senior Unsecured Notes	107	205
Total debt	4,976	5,469
Less: current portion	(211)	(302)
Less: unamortized debt issuance costs (2)	(36)	(46)
Plus: unamortized premium (3)	18	27
Total included in long-term debt, net	$4,747	$5,148

(1) Includes zero and $105 million of accrued paid-in-kind ("PIK") interest as of December 31, 2025 and 2024, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.
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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the years ended December 31, 2025, and 2024:

	Years Ended December 31,
	2025	2024

	(in millions)
Net cash provided by operating activities	$1,036	$918
Net cash used in investing activities	(230)	(13)
Net cash (used in) provided by financing activities	(137)	261
Net increase in cash, cash equivalents and restricted cash	669	1,166
Cash, cash equivalents, and restricted cash at beginning of period	1,760	594
Cash, cash equivalents, and restricted cash at end of period	$2,429	$1,760

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, and VSCs, GAP waiver coverage, and other complementary products. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and cash used to acquire customers. Cash provided by operating activities was $1.0 billion and $918 million for the years ended December 31, 2025 and 2024, respectively, an increase in cash provided by operating activities of $118 million, primarily due to an improvement in operating results, partially offset by increased vehicle inventory acquisitions during the year ended December 31, 2025, together with an increase in interest paid due to our election to pay cash interest on the 2028 and 2030 Senior Secured Notes.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment. Cash used in investing activities was $230 million and $13 million during the years ended December 31, 2025 and 2024, respectively, an increase in cash used in investing activities of $217 million, primarily due to the acquisition of five franchise dealerships during the year ended December 31, 2025, together with increased purchases of property and equipment.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including proceeds from and payments on our short-term revolving facilities. Cash used in and provided by financing activities was $137 million and $261 million during the years ended December 31, 2025 and 2024, respectively, an increase in cash used in financing activities of $398 million primarily driven by the repurchases and redemption of certain of our Senior Secured Notes and payment at maturity of our 2025 Senior Unsecured Notes, and lower net proceeds from our ATM Program during the year ended December 31, 2025, partially offset by lower payments on short-term revolving facilities relative to proceeds from those facilities.

Contractual Obligations and Commitments

We are party to contractual obligations involving commitments to third parties for which we believe we have sufficient liquidity to fund our operations and meet our obligations as they come due. These contractual obligations impact our liquidity and future capital requirements and primarily consist of long-term debt and related interest payments, leases, short-term revolving facilities, financing of beneficial interests in securitizations, and other purchase obligations and commitments. See Note 7 — Finance Receivable Sale Agreements, Note 9 — Debt Instruments, Note 15 — Leases, and Note 16 — Commitments and Contingencies of the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, for more information related to these contractual obligations and commitments.

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

Income Taxes

We account for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. During the year ended December 31, 2025, we performed an assessment of the recoverability of deferred tax assets. This assessment considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. These objective and subjective factors included, but were not limited to, a recent history of sustained profitability and utilization of deferred tax assets, which is objective and verifiable, and anticipated future earnings, including consideration of historical and future excess tax benefits related to equity-based compensation. After evaluating the weight of all available evidence, we determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the aforementioned considerations to conclude it was more likely than not that our deferred tax assets will be realizable. As such, during the year ended December 31, 2025, we (i) released $2.2 billion of our valuation allowance through income tax (benefit) provision in the accompanying consolidated statements of operations; (ii) established $277 million of deferred tax assets related to increases in tax basis in Carvana Group through additional paid-in capital in the accompanying consolidated statements of stockholders' equity (deficit); (iii) and recorded $547 million of income tax benefit as a result of current year activity through income tax (benefit) provision in the accompanying consolidated statements of operations. We will continue to monitor the need for a valuation allowance against our deferred tax assets.

Tax Receivable Agreement

Our TRA liability is determined and recorded in accordance with ASC 450, Contingencies, which requires the determination of whether the liability is both probable and reasonably estimable. The primary consideration is our usage of deferred tax assets, for which we have utilized and expect to utilize in the future and therefore no longer have a full valuation allowance applied against them. As such and in connection with our conclusion that it was more likely than not that our deferred tax assets subject to the TRA would be realized, we determined it was probable our remaining TRA liability related to the tax savings we expect to realize from utilization of such deferred tax assets will be paid. During the year ended December 31, 2025, we recorded TRA expense of $2.2 billion which was recorded to other expense (income), net in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, we recorded a TRA liability of $2.3 billion and $82 million, respectively, of which $1.7 billion and $61 million, respectively, is due to related parties. As of December 31, 2025 and 2024, $37 million and $17 million, respectively, is included in other current liabilities and $2.2 billion and $65 million, respectively, are included in other liabilities on the accompanying consolidated balance sheets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

Our primary market risk exposure related to our debt is changing interest rates. We had total outstanding debt of $58 million under our short-term revolving facilities at December 31, 2025. Amounts outstanding under our short-term revolving facilities are generally due within one year and bear a variable interest rate of a fixed spread to a prime rate or SOFR. Refer to Note 9 — Debt Instruments of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for more detail on this variable interest rate. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates would result in a change to annual interest expense of less than $1 million at December 31, 2025. Our interest expense, net decreased by $146 million to $505 million during the year ended December 31, 2025 compared to $651 million during the year ended December 31, 2024, primarily due to lower interest on the Senior Secured Notes as a result of repurchases, redemption, our election to pay cash interest on the 2028 and 2030 Senior Secured Notes, and lower cash interest rate on the 2031 Senior Secured Notes relative to the higher PIK interest rate, higher interest income, and lower interest on the finance receivable facilities and floor plan facility.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carvana Co. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2026 expressed an unqualified opinion.

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

Realizability of deferred tax assets

As described further in Note 14 — Income Taxes to the consolidated financial statements, the Company recognized a decrease in the deferred tax asset valuation allowance of $2.2 billion during the year ended December 31, 2025, primarily related to a release of its valuation allowance attributable to certain deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available positive and negative evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We identified the evaluation of assumptions used in determining changes in the Company’s valuation allowance, specifically related to the weighting of positive and negative evidence attributable to certain deferred tax assets, as a critical audit matter.

The principal considerations for our determination of the realizability of certain deferred tax assets as a critical audit matter included the subjective auditor judgment required and the assistance of individuals with specialized skills and knowledge in the evaluation of the weighting of the available positive and negative evidence supporting the release of the Company’s valuation allowance attributable to certain deferred tax assets. Our audit procedures related to the realizability of certain deferred tax assets included the following, among others:

•We tested the relevant design and operating effectiveness of internal controls over income taxes, including those over management’s deferred tax asset realizability assessment.

•With the assistance of individuals with specialized skills and knowledge, we evaluated management’s determination that the positive evidence supporting the release of the valuation allowance attributable to certain deferred tax assets outweighed the negative evidence in forming their conclusion.

Probability Assessment of the Tax Receivable Agreement (“TRA”) Liability

As described further in Note 14 — Income Taxes to the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with its LLC Unitholders, whereby the Company will be required to make cash payments to such LLC Unitholders equal to 85% of any tax benefits realized. The Company recognized a change in its TRA liability of $2.2 billion during the year ended December 31, 2025. TRA liabilities are recognized if, based on the weight of all available information, in management’s judgment it is probable that it will be paid. We identified the evaluation of assumptions used in determining changes in the Company’s TRA liability, specifically related to the weighting of all available information attributable to the TRA liability, as a critical audit matter.

The principal consideration for our determination of this critical audit matter included the subjective auditor judgment required and the assistance of individuals with specialized skills and knowledge in the evaluation in the weighting of all available information supporting the recognition of TRA liabilities. Our primary audit procedures performed to address this critical audit matter included the following, among others:

•We tested the design and operating effectiveness of internal controls, including those over management’s weighting of all available information supporting the estimation and recognition of the TRA liabilities.

•With the assistance of individuals with specialized skills and knowledge, we evaluated management’s determination that the weight of all available information supported the recognition of the TRA liability.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Newport Beach, California
February 18, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Carvana Co.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carvana Co. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 18, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Newport Beach, California
February 18, 2026

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par values)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,327	$1,716
Restricted cash	102	44
Accounts receivable, net	245	303
Finance receivables held for sale, net	813	612
Vehicle inventory	2,408	1,608
Beneficial interests in securitizations	486	464
Other current assets, including $5 and $4, respectively, due from related parties	168	122
Total current assets	6,549	4,869
Property and equipment, net	2,814	2,773
Operating lease right-of-use assets, including $6 and $13, respectively, from leases with related parties	443	440
Intangible assets, net	47	34
Goodwill	10	—
Deferred tax assets	3,064	3
Other assets	274	365
Total assets	$13,201	$8,484
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities, including $21 and $17, respectively, due to related parties	$1,100	$856
Short-term revolving facilities	58	67
Current portion of long-term debt	227	309
Other current liabilities, including $31 and $16, respectively, due to related parties	134	106
Total current liabilities	1,519	1,338
Long-term debt, excluding current portion	4,830	5,256
Operating lease liabilities, excluding current portion, including $5 and $10, respectively, from leases with related parties	406	414
Tax receivable agreement liability, including $1,721 and $48, respectively, due to related parties	2,228	65
Other liabilities	15	36
Total liabilities	8,998	7,109
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of each of December 31, 2025 and 2024	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized, 142,230 and 133,271 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized, 76,109 and 79,119 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	3,450	2,676
Accumulated deficit	(9)	(1,416)
Total stockholders' equity attributable to Carvana Co.	3,441	1,260
Non-controlling interests	762	115
Total stockholders' equity	4,203	1,375
Total liabilities & stockholders' equity	$13,201	$8,484

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Sales and operating revenues:
Retail vehicle sales, net	$14,537	$9,681	$7,514
Wholesale sales and revenues, including $39, $28, and $19 respectively, from related parties	4,052	2,841	2,504
Other sales and revenues, including $347, $200, and $145, respectively, from related parties	1,733	1,151	753
Net sales and operating revenues	20,322	13,673	10,771
Cost of sales, including $14, $9, and $5, respectively, to related parties	16,130	10,797	9,047
Gross profit	4,192	2,876	1,724
Selling, general and administrative expenses, including $32, $31, and $33, respectively, to related parties	2,308	1,874	1,796
Other operating expense, net	3	12	8
Operating income (loss)	1,881	990	(80)
Interest expense, net	505	651	632
Loss (gain) on debt extinguishment	16	12	(878)
Other expense (income), net	2,250	(73)	(9)
Net (loss) income before income taxes	(890)	400	175
Income tax (benefit) provision	(2,785)	(4)	25
Net income	1,895	404	150
Net income (loss) attributable to non-controlling interests	488	194	(300)
Net income attributable to Carvana Co.	1,407	210	450
Net income attributable to Class A common stockholders	$1,407	$210	$450

Net earnings per share of Class A common stock - basic	$10.22	$1.72	$4.12
Net earnings per share of Class A common stock - diluted	$8.45	$1.59	$0.75

Weighted-average shares of Class A common stock outstanding - basic	137,634	122,344	109,323
Weighted-average shares of Class A common stock outstanding - diluted	224,277	132,206	200,578

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2022	106,037	$—	82,900	$—	$1,558	$(2,076)	$(535)	$(1,053)
Net income (loss)	—	—	—	—	—	450	(300)	150
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	7,157	—	—	—	327	—	—	327
Issuance of Class B common stock and LLC Units	—	—	2,721	—	—	—	126	126
Adjustments to the non-controlling interests related to equity offerings	—	—	—	—	(83)	—	83	—
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	31	—	(2)	—	1	—	(1)	—
Contribution of Class A common stock from related party	(63)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	1,057	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	33	—	—	—	—	—	—	—
RSUs surrendered in lieu of withholding taxes	(30)	—	—	—	(15)	—	—	(15)
Options exercised	17	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	81	—	—	81
Balance, December 31, 2023	114,239	$—	85,619	$—	$1,869	$(1,626)	$(627)	$(384)
Net income	—	$—	—	$—	$—	$210	$194	$404
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	6,826	—	—	—	1,264	—	—	1,264
Adjustments to the non-controlling interests related to equity offerings	—	—	—	—	(515)	—	515	—
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	6,923	—	(6,500)	—	(33)	—	33	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	289	—	—	289
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(289)	—	—	(289)
Contribution of Class A common stock from related party	(1)	—	—	—	—	—	—	—
Issuance of Class A common stock to settle vested restricted stock units	4,834	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	10	—	—	—	1	—	—	1
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(19)	—	—	(19)
Options exercised	440	—	—	—	7	—	—	7

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Equity-based compensation	—	—	—	—	102	—	—	102
Balance, December 31, 2024	133,271	$—	79,119	$—	$2,676	$(1,416)	$115	$1,375
Net income	—	$—	—	$—	$—	$1,407	$488	$1,895
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	1,476	—	—	—	536	—	—	536
Adjustments to the non-controlling interests related to equity offerings	—	—	—	—	(187)	—	187	—
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	3,281	—	(3,010)	—	24	—	(24)	—
Tax payments made on behalf of members	—	—	—	—	—	—	(4)	(4)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	277	—	—	277
Issuance of Class A common stock to settle vested restricted stock units	2,901	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	6	—	—	—	2	—	—	2
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(30)	—	—	(30)
Options exercised	1,295	—	—	—	45	—	—	45
Equity-based compensation	—	—	—	—	107	—	—	107
Balance, December 31, 2025	142,230	$—	76,109	$—	$3,450	$(9)	$762	$4,203

See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$1,895	$404	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	275	305	352
Equity-based compensation expense	96	91	73
Deferred income taxes	(2,784)	2	(4)
Tax receivable agreement expense	2,200	67	14
Loss on disposal of property and equipment	3	12	8
Loss (Gain) on debt extinguishment	16	12	(878)
Payment-in-kind interest expense	182	458	184
Provision for bad debt and valuation allowance	15	27	38
Amortization of debt issuance costs	10	15	24
Unrealized loss (gain) on warrants to acquire common stock	64	(115)	(3)
Unrealized gain on beneficial interests in securitizations	(12)	(23)	(14)
Changes in finance receivable related assets:
Originations of finance receivables	(12,807)	(8,329)	(6,041)
Proceeds from sale of finance receivables, net	13,315	8,805	6,594
Gain on loan sales	(1,193)	(755)	(434)
Principal payments received on finance receivables held for sale	241	188	186
Other changes in assets and liabilities:
Vehicle inventory	(734)	(455)	711
Accounts receivable	49	(47)	(22)
Other assets	(4)	12	43
Accounts payable and accrued liabilities	235	260	(166)
Operating lease right-of-use assets	(3)	15	81
Operating lease liabilities	(2)	(10)	(71)
Other liabilities	(21)	(21)	(22)
Net cash provided by operating activities	1,036	918	803
Cash Flows from Investing Activities:
Purchases of property and equipment	(147)	(91)	(87)
Proceeds from disposal of property and equipment	2	11	72
Payments for acquisitions, net of cash acquired	(160)	—	(7)
Principal payments received on and proceeds from sale of beneficial interests	75	67	53
Net cash (used in) provided by investing activities	(230)	(13)	31
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	4,018	3,096	6,709
Payments on short-term revolving facilities	(4,026)	(3,697)	(7,575)
Proceeds from issuance of long-term debt	175	191	132
Payments on long-term debt	(820)	(577)	(503)
Payments of debt issuance costs	(17)	(4)	(69)
Payments of tax made on behalf of non-controlling members	(4)	—	—
Net proceeds from issuance of Class A common stock and LLC Units	536	1,264	453
Tax receivable agreement payments	(17)	—	—
Proceeds from equity-based compensation plans	48	7	—
Tax withholdings related to restricted stock units	(30)	(19)	(15)
Net cash (used in) provided by financing activities	(137)	261	(868)
Net increase (decrease) in cash, cash equivalents, and restricted cash	669	1,166	(34)
Cash, cash equivalents, and restricted cash at beginning of period	1,760	594	628
Cash, cash equivalents, and restricted cash at end of period	$2,429	$1,760	$594
See accompanying notes to consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS ORGANIZATION

Description of Business

Carvana Co. and its wholly-owned subsidiary Carvana Co. Sub LLC (collectively, "Carvana Co.", and together with its consolidated subsidiaries, the "Company"), is the leading e-commerce platform for buying and selling used cars. The Company is transforming the used car sales experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Primarily using the Company's website or mobile application, customers can complete all phases of a used vehicle transaction, including financing their purchase, trading in their current vehicle, and purchasing complementary products such as vehicle service contracts ("VSC"), GAP waiver coverage, and auto insurance. Each element of the Company's business, from inventory procurement to fulfillment and overall ease of the online transaction, has been built for this singular purpose.

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

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of December 31, 2025, Carvana Co. owned approximately 64.7% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 35.3%.

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

Certain prior period amounts have been reclassified to conform to current period presentation to account for the additions of deferred tax assets and tax receivable agreement liability, previously presented within other assets and other liabilities, respectively, in the accompanying consolidated balance sheets.

Liquidity

Historically, the Company's capital and liquidity needs have been primarily satisfied through its debt and equity financings, operating cash flows, and short-term revolving facilities. During the year ended December 31, 2025, the Company (i) repurchased and cancelled $52 million of principal amount of 2028 Senior Secured Notes and voluntarily redeemed $559 million of principal amount of 2028 Senior Secured Notes; (ii) extended and upsized five of its short-term revolving credit

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
facilities through April 2026, August 2026, October 2026, February 2027, and November 2027, respectively; (iii) entered into a new short-term revolving credit facility to fund up to $600 million of certain finance receivables through March 2027; (iv) entered into bilateral, independent definitive loan purchase agreements with three independent, third-party loan purchasers, under which the purchasers may purchase up to $4 billion and $8 billion of principal balance of finance receivables through October 2027 and December 2027, respectively; (v) further amended the Ally MPSA to increase the commitment by Ally to purchase up to $6.0 billion of principal balances of finance receivables between October 28, 2025 and October 27, 2026; and (vi) amended its Floor Plan Facility with the Ally Parties to renew the line of credit at $1.5 billion until April 30, 2027. Management believes that current working capital, cash flows from operations, and expected continued or new financing arrangements will be sufficient to fund operations for at least one year from the financial statement issuance date.

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

Comprehensive Income

During the years ended December 31, 2025, 2024, and 2023, the Company did not have any other comprehensive income and, therefore, the net income and comprehensive income were the same for all periods presented.

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

Restricted Cash

Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities and any undistributed amounts collected on the finance receivables pledged under the Company's finance receivable facilities as explained in Note 9 — Debt Instruments, as well as certain cash held for corporate insurance purposes.

Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from customers and their finance providers. The allowance for doubtful accounts is estimated based upon historical experience, current economic conditions, and other factors and is evaluated periodically. The allowance for doubtful accounts was $6 million and $9 million as of December 31, 2025 and 2024, respectively.

Finance Receivables Held for Sale, Net

Finance receivables include installment contracts the Company originates to its customers to facilitate vehicle sales. The Company classifies these receivables as held for sale, as it does not intend to hold the finance receivables it originates to maturity. The Company typically sells the finance receivables it originates, as explained in Note 7 — Finance Receivable Sale Agreements and Note 8 — Securitizations and Variable Interest Entities. The Company records a valuation allowance to report finance receivables at the lower of unpaid principal balance or fair value. To determine the fair value of finance receivables the Company utilizes industry-standard modeling, such as discounted cash flow analysis, factoring in the Company’s historical experience, the credit quality of the underlying receivables, loss trends and recovery rates, as well as the overall economic

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
environment. For purposes of determining the valuation allowance, finance receivables are evaluated collectively to determine the allowance as they represent a large group of smaller-balance homogeneous loans. The allowance was $28 million and $38 million as of December 31, 2025 and 2024, respectively. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. Interest income on finance receivables held for sale is recognized when earned based on contractual loan terms and is included in other sales and revenues. Loan origination costs are capitalized and recognized as a reduction to the gain on loan sale when the loans are sold.

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

Management reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company compares the sum of estimated undiscounted future cash flows expected to result from the use of the asset to the carrying value of the asset. When the carrying value of the asset exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by which the carrying value of the asset exceeds the fair value of the asset. The Company periodically reassesses the useful lives of its long-lived assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. The Company recorded no impairment charges during the years ended December 31, 2025, 2024, and 2023. See Note 3 — Property and Equipment, Net for additional information on property and equipment.

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of the net assets acquired. Goodwill and indefinite-lived franchise rights are not amortized but are tested annually on December 1 or more frequently when events or circumstances

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
change that would more likely than not reduce the fair value of a reporting unit or franchise rights below its carrying amount. The Company has one operating segment, which is its reporting unit; therefore, management analyzes goodwill and indefinite-lived franchise rights associated with all of its operations when analyzing for potential impairment. When conducting annual or interim impairment assessments, if applicable, a two-step process is used. First, an optional qualitative evaluation is performed as to whether it is more likely than not that the fair value of the Company's sole reporting unit or franchise rights is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, the Company is required to make assumptions and judgments including, but not limited to, an evaluation of macroeconomic conditions as they relate to the business, industry and market trends, as well as the overall future financial performance of the reporting unit or franchise rights. If it is determined that it is not more likely than not that the fair value of the reporting unit or franchise rights is less than its carrying value, no additional tests are performed. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company performs a second step consisting of a quantitative assessment of goodwill or indefinite-lived franchise rights impairment. This assessment requires the Company to compare the fair value of its reporting unit or franchise rights with its carrying value. If the carrying amount exceeds the fair value, an impairment charge will be recognized. In performing this assessment, the Company is required to make assumptions and judgments including, but not limited to, financial projections, discount rate, and future market conditions. No impairment charges related to goodwill or indefinite-lived franchise rights were recognized during the year ended December 31, 2025.

Intangible assets are recognized and recorded at their acquisition date fair values. Definite-lived intangible assets consist of developed technology, customer relationships, and non-compete agreements and are generally amortized on a straight-line basis over their estimated useful lives. The Company determined the useful lives of its definite-lived intangible assets based on multiple factors including technological obsolescence, the make-up of the acquired customer base and expected attrition, and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically reassesses the useful lives of its definite-lived intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Indefinite-lived intangible assets consist of franchise rights. The Company determined the fair values of franchise rights using the multi-period excess earnings method of the income approach based on multiple factors including revenue growth rates. No impairment charges related to intangible assets were recognized during the years ended December 31, 2025, 2024, or 2023.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

Other Assets

Other current assets consist of various items, including, among other items, software licenses and subscriptions, prepaid expenses, the estimated reserve for vehicle inventory returns, sales and income tax receivables, the current portion of the purchase price adjustment receivables based on the performance of the Company's finance receivables, and deposits.

Other assets consist of various items, including, among other items, investment in equity instruments and derivative and other assets related to warrants (each as further discussed in Note 17 — Fair Value of Financial Instruments), collateral for insurance, and debt issuance costs on revolving debt instruments.

Accrued Liabilities

Accrued liabilities consist of various items payable within one year, including, among other items, accruals for sales tax, compensation and benefits, vehicle licenses and fees, interest expense on the Senior Notes, reserves for returns and cancellations, and advertising expenses.

Other Liabilities

As of December 31, 2025 and 2024, other current liabilities primarily consist of the current portion of operating lease liabilities, deferred revenue associated with warrants (as further discussed in Note 17 — Fair Value of Financial Instruments), and the current portion of the tax receivable agreement ("TRA") liability. Other liabilities consist of various items to be recognized beyond one year, including the deferred revenue associated with warrants.

Revenue Recognition

The Company recognizes revenue in accordance with the five-step model prescribed by ASC 606 that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.

Retail Vehicle Sales

The Company sells retail vehicles directly to its customers through its website. The prices of retail vehicles are set forth in the customer contracts at stand-alone selling prices which are agreed upon prior to delivery. The Company satisfies its performance obligation for retail vehicle sales upon delivery when the risks and rewards of ownership and control pass to the customer. The Company recognizes revenue at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. Retail vehicle sales also include service revenue from retail marketplace transactions, which are retail marketplace partner vehicles sold to customers through Carvana, where the Company recognizes revenue on the sale of the vehicle on a net basis. The amount of consideration received for retail vehicle sales includes non-cash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received or financing has been arranged. Payments from customers that finance their purchases with third parties are typically due and collected within 30 days of delivery of the retail vehicle. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.

Wholesale Sales and Revenues

The Company sells vehicles to wholesalers. These vehicles sold to wholesalers are primarily acquired from customers and do not meet the Company’s quality standards to list and sell through its website. The Company satisfies its performance obligation for wholesale sales and revenues when the wholesale purchaser obtains control of the underlying vehicle, which is

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

Under the master dealer agreement with DriveTime, the Company is also contractually entitled to receive profit-sharing revenues based on the performance of the VSCs once a required claims period has passed. This is a form of variable consideration the Company recognizes as revenue to the extent that it is probable that it will not result in a significant revenue reversal. The Company applies the expected value method, utilizing expected VSC performance based on historical claims and cancellation data from its customers, as well as other qualitative assumptions to estimate the amount it expects to receive. The Company reassesses the estimate each reporting period with any changes reflected as an adjustment to other sales and revenues in the period identified. Profit-sharing payments will begin when the underlying VSCs reach a specified level of claims history. As of both December 31, 2025 and 2024, the Company had ending receivables of less than $1 million related to cumulative profit-sharing payments recognized as revenue to which it expects to be entitled. The receivables are included in other current assets and other assets on the accompanying consolidated balance sheets.

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
For the years ended December 31, 2025, 2024, and 2023, all transfers of finance receivables met the requirements for sale treatment. The Company records the gain on the sale of a finance receivable in an amount equal to the fair value of the net proceeds received less the carrying amount of the finance receivable. The net proceeds received for gain on loan sale consists primarily of cash proceeds received at the time of sale. The Company has made customary representations related to the sales of finance receivables. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the receivables

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
would be accrued if probable and estimable in accordance with ASC 450, Contingencies. Any such obligations are considered in the Company's determination of the accounting for the transfers of the finance receivables under ASC 860.

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

Advertising Costs

Advertising production costs are expensed the first time the advertising takes place. All other advertising costs are expensed as incurred. Advertising expenses are included in SG&A expenses on the accompanying consolidated statements of operations. Advertising expenses were $363 million, $229 million, and $228 million during the years ended December 31, 2025, 2024, and 2023, respectively.

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

Shipping and Handling

The Company's logistics costs related to transporting its used vehicle inventory include fuel, maintenance, and depreciation related to operating its own transportation fleet, and third-party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the inspection and reconditioning center are capitalized to inventory and then included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and were $162 million, $118 million, and $119 million during the years ended December 31, 2025, 2024, and 2023, respectively, excluding compensation and benefits.

Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan (defined contribution plan) for its employees. The plan covers substantially all employees who have attained the age of 18. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. The Company provides matching contributions of 40% up to the first 6% of an employee’s compensation, which vests evenly over the employee’s initial five-year service period. On

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
January 1, 2022, the plan was amended whereby prospective participants' employer matching contributions vest evenly over the employee's initial four-year service period. Employer contributions to the plan, net of forfeitures, were $8 million for each of the years ended December 31, 2025, 2024, and 2023. Employer contributions are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
customer type. The measure of segment assets is reported on the accompanying consolidated balance sheets as total assets. Substantially all revenue is generated and all assets are held in the U.S. for all periods presented.

Segment information for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Net sales and operating revenues	$20,322	$13,673	$10,771
Cost of sales	16,130	10,797	9,047
Gross profit	4,192	2,876	1,724
Compensation and benefits	830	700	661
Advertising	363	229	228
Market occupancy	68	68	71
Logistics	162	118	119
Other (1)	885	759	717
Other operating expense, net	3	12	8
Operating income (loss)	1,881	990	(80)
Interest expense, net	505	651	632
Loss (Gain) on debt extinguishment	16	12	(878)
Other expense (income), net	2,250	(73)	(9)
Net (loss) income before income taxes	(890)	400	175
Income tax (benefit) provision	(2,785)	(4)	25
Net income	$1,895	$404	$150

(1) Other costs include all other selling, general and administrative expenses such as IT expenses, corporate occupancy, professional services and insurance, limited warranty, and title and registration.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. During the year ended December 31, 2025, management performed an assessment of the recoverability of deferred tax assets. This assessment considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. These objective and subjective factors included, but were not limited to, a recent history of sustained profitability and utilization of deferred tax assets, which is objective and verifiable, and anticipated future earnings, including consideration of historical and future excess tax benefits related to equity-based compensation. After evaluating the weight of all available evidence, management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the aforementioned considerations to conclude it was more likely than not that its deferred tax assets will be realizable. During the year ended December 31, 2025, the Company (i) released $2.2 billion of its valuation allowance through income tax (benefit) provision in the accompanying consolidated statements of operations; (ii) established $277 million of deferred tax assets related to increases in tax basis in Carvana Group through additional paid-in capital in the accompanying consolidated statements of stockholders' equity (deficit); (iii) and recorded $547 million of income tax benefit as a result of current year activity through income tax (benefit) provision in the accompanying consolidated statements of operations.The Company will continue to monitor the need for a valuation allowance against its deferred tax assets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Tax Receivable Agreement

The Company's TRA liability is determined and recorded in accordance with ASC 450, Contingencies, which requires the determination of whether the liability is both probable and reasonably estimable. The primary consideration is the Company's usage of deferred tax assets, for which the Company has utilized and expects to utilize in the future and therefore no longer have a full valuation allowance applied against them. As such and in connection with the Company's conclusion that it was more likely than not that its deferred tax assets subject to the TRA would be realized, the Company determined it was probable its remaining TRA liability related to the tax savings it expects to realize from utilization of such deferred tax assets will be paid. As such, during the year ended December 31, 2025, the Company recorded TRA expense of $2.2 billion which was recorded to other expense (income), net in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, the Company recorded a TRA liability of $2.3 billion and $82 million, respectively, of which $1.7 billion and $61 million, respectively, is due to related parties. As of December 31, 2025 and 2024, $37 million and $17 million, respectively, is included in other current liabilities and $2.2 billion and $65 million, respectively, are included in other liabilities on the accompanying consolidated balance sheets.

Adoption of New Accounting Standards

In December 2023, the FASB issued Accounting Standards Updates ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The Company adopted ASU 2023-09 in its fourth quarter of 2025 using a retrospective transition method.

Accounting Standards Issued But Not Yet Adopted

The Company assessed all Accounting Standards Updates ("ASU") issued during the year ended December 31, 2025 but not yet adopted and determined they are not relevant to the Company or are not expected to have a material impact upon adoption. The Company is currently evaluating the impact of ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and ASU 2025-06, Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software on the presentation of its consolidated financial statements and accompanying notes.

NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net, as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(in millions)
Land and site improvements	$1,365	$1,335
Buildings and improvements	1,467	1,380
Transportation fleet	636	545
Software	356	301
Furniture, fixtures, and equipment	178	147
Total property and equipment excluding construction in progress	4,002	3,708
Less: accumulated depreciation and amortization on property and equipment	(1,250)	(994)
Property and equipment excluding construction in progress, net	2,752	2,714
Construction in progress	62	59
Property and equipment, net	$2,814	$2,773

Depreciation and amortization expense on property and equipment in cost of sales was $111 million, $140 million, and $169 million for the years ended December 31, 2025, 2024, and 2023, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $150 million, $147 million, and $166 million during the years ended December 31, 2025, 2024, and 2023, respectively.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS, NET

During the year ended December 31, 2025, the Company separately acquired five franchise dealerships for total purchase consideration of $160 million, comprised of $101 million in cash and $59 million in trade vehicle floor plan payables. The purchase price was allocated to net tangible assets of $64 million, indefinite-lived franchise rights of $27 million, and goodwill of $10 million, which is deductible for tax purposes. The acquisitions were not material to the Company's financial condition or results of operations.

The following table summarizes goodwill and intangible assets, net as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(in millions)
Customer relationships	$50	$50
Developed technology	31	41
Franchise rights	27	—
Intangible assets, acquired cost	108	91
Less: accumulated amortization	(61)	(57)
Intangible assets, net	$47	$34

Goodwill	$10	$—

Amortization expense was $14 million, $18 million and $17 million during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the remaining weighted-average amortization period for definite-lived intangible assets was 2.5 years. The anticipated annual amortization expense to be recognized in future years as of December 31, 2025 is as follows:

Expected Future Amortization
(in millions)
2026	$7
2027	5
2028	3
2029	2
2030	2
Thereafter	1
Total	$20

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(in millions)
Accounts payable, including $21 and $17, respectively, due to related parties	$236	$236
Accrued interest expense	138	96
Reserve for returns and cancellations	121	75
Accrued compensation and benefits	103	92
Sales taxes and vehicle licenses and fees	102	87
Accrued insurance	85	63
Trade floor plan payables	64	—
Customer deposits	51	63
Accrued advertising costs	31	18
Other accrued liabilities	169	126
Total accounts payable and accrued liabilities	$1,100	$856

In connection with the franchise dealership acquisitions, the Company entered into a Master Loan and Security Agreement (the "Trade Floor Plan Facility") with Stellantis Financial Services, Inc. ("SFS") to finance certain of its purchases of new vehicle inventory, and such financed inventory secures the Trade Floor Plan Facility. The line of credit under the Trade Floor Plan Facility is $214 million, allocated among sub-advance limits for each dealership location and type of vehicle inventory, and the interest rate is based on one-month term SOFR plus an applicable margin, which ranges from 2.25% to 3.25% depending on the relative amount of retail sales funded by SFS. Under the Trade Floor Plan Facility, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding principal balances related to vehicles held in inventory for more than 11 months are due in full on the first day of the 12th month after a vehicle was initially financed. Prepayments may be made without incurring a premium or penalty. The Trade Floor Plan Facility also requires monthly interest payments and a minimum $37 million restricted cash balance.

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group, Inc. (together with its consolidated affiliates, collectively, "DriveTime"), a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all of the interests in DriveTime, entered into a lease agreement, governing the occupation of two inspection and reconditioning centers in Blue Mound, Texas and Delanco, New Jersey. The lease for the Blue Mound, Texas location expires in 2029, with two five-year renewal options. Pursuant to that lease agreement, the Company has made monthly lease payments based on DriveTime's actual rent expense and the Company was responsible for the actual insurance costs, tenant improvements required to conduct operations, and real estate taxes. In March 2025, we assumed DriveTime's lease at the Blue Mound, Texas locations. The lease for the Delanco, New Jersey location expires in 2032, with no further renewal options.

In February 2017, the Company entered into a lease agreement with DriveTime for sole occupancy of a fully operational inspection and reconditioning center in Winder, Georgia. In May 2024, the lease expiration for the Winder, Georgia location was extended to 2030, subject to two remaining renewal options of five years each.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $2 million, $3 million, and $3 million, for the years ended December 31, 2025, 2024, and 2023, respectively, allocated between inventory and selling, general, and administrative expenses.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Office Leases

In September 2016, the Company entered into a lease for office space in Tempe, Arizona. In connection with that lease, the Company entered into a sublease with DriveTime for the use of another floor in the same building. The lease and sublease each had a term of 83 months, subject to the right to exercise three five-year extension options. Pursuant to the sublease, the Company paid the rent equal to the amounts due under DriveTime's master lease directly to DriveTime's landlord. The lease and sublease expired in February 2024. The rent expense incurred related to the first floor sublease was less than $1 million during each of the years ended December 31, 2024 and 2023.

In December 2019, Verde Opportunity Heath LLC, an affiliate of DriveTime ("Verde"), purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to Verde's purchase. In connection with the purchase, Verde assumed that lease. The lease has an initial term of ten years expiring in 2029, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with Verde was $1 million during each of the years ended December 31, 2025, 2024, and 2023.

Wholesale Vehicle Sales and Purchases

DriveTime purchases wholesale vehicles from the Company through competitive auctions that are open to other dealers. As a result, the Company recognized $27 million, $12 million, and $10 million of wholesale sales and revenues from DriveTime during the years ended December 31, 2025, 2024, and 2023, respectively. The Company purchased $12 million, $4 million and $2 million of vehicles from DriveTime through competitive auctions that are open to other dealers during the years ended December 31, 2025, 2024, and 2023 respectively.

Wholesale Marketplace Revenues

DriveTime sells vehicles to, and purchases vehicles from, third parties and the Company through the Company's wholesale marketplace platform. These transactions occur through competitive auctions in which all registered buyers and sellers are able to bid on and purchase, or list and sell, wholesale vehicles. In addition, beginning in September 2023, certain auction locations generally provide customers, including DriveTime, with reconditioning services. As a result, the Company recognized $12 million, $16 million, and $9 million of wholesale sales and revenues from DriveTime during the years ended December 31, 2025, 2024, and 2023, respectively. The Company recognized less than $1 million, $2 million, and less than $1 million of cost of sales to DriveTime related to reconditioning services during the years ended December 31, 2025, 2024, and 2023, respectively.

Retail Vehicle Acquisitions and Reconditioning

During the second quarter of 2021, the Company began acquiring reconditioned retail vehicles from DriveTime. The purchase price of each vehicle was equal to the wholesale price of the vehicle plus a fee for transportation and reconditioning services. As of December 31, 2024, the Company had no amounts included in vehicle inventory related to these vehicles and reconditioning services in the accompanying consolidated balance sheets. The Company recognized less than $1 million and $4 million of cost of goods sold during the years ended December 31, 2024 and 2023, respectively, related to these vehicles.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), most recently amended in April 2021, pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Master Dealer Agreement further allows the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the years ended December 31, 2025, 2024, and 2023, the Company recognized $338 million, $193 million, and $138 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations, and payments for excess reserves to

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
which it expects to be entitled, which are included in other sales and revenues in the accompanying consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred $24 million, $19 million, and $17 million during the years ended December 31, 2025, 2024, and 2023, respectively, related to the administration of limited warranty.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime, pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). Finally, in December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). The Company recognized $9 million in revenue during the year ended December 31, 2025, and $7 million in revenue during each of the years ended December 31, 2024 and 2023 under the Profit Sharing Agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. Servicing and administrative functions are outsourced services in which DriveTime has developed significant expertise. The Company incurred expenses of $6 million, $10 million, and $13 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to these services. The Company sold no finance receivables to DriveTime in each of the years ending December 31, 2017 through December 31, 2025.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the years ended December 31, 2025, 2024, and 2023.

Accounts Payable Due to Related Party

As of December 31, 2025 and 2024, $21 million and $17 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Tax Receivable Agreement Liability

As further discussed in Note 14 — Income Taxes, as of December 31, 2025 and 2024, the Company recorded a tax receivable agreement liability of $2.3 billion and $82 million, respectively, of which $1.7 billion and $61 million, respectively, is due to related parties. Refer to Note 14 — Income Taxes for further discussion of the TRA. During the year ended December 31, 2025, the Company made TRA payments of $17 million, of which $13 million was paid to related parties.

Tax Payments on Behalf of Non-Controlling Members

As further discussed in Note 14 — Income Taxes, during the year ended December 31, 2025, the Company made mandatory composite and non-resident withholding tax payments on behalf of non-controlling members of $4 million, of which $3 million was paid on behalf of related parties.

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

Private Placement

On July 17, 2023, the Company entered into a Transaction Support Agreement pursuant to which, among other things, and subject to certain conditions, the Garcia Parties committed to purchase up to $126 million of equity in the Company. In satisfaction of that commitment, on August 18, 2023, the Company entered into a Securities Purchase Agreement with the Garcia Parties providing for the purchase of an aggregate of 3.4 million Class A Units, together with 2.7 million shares of Class B common stock, at a price equivalent to $46.31 per share of Class A common stock, or $37.048 per Class A Unit on an as-exchanged basis. The Company used the proceeds therefrom to partially fund the cash tender offer to purchase a portion of the 2025 Senior Unsecured Notes (as defined in Note 9 — Debt Instruments).

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

Ally Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Ally MPSA") with Ally Bank and Ally Financial Inc. (together "Ally"). Pursuant to the Ally MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. On January 3, 2025, the Company and Ally amended the Ally MPSA to reestablish the commitment by Ally to purchase up to $4.0 billion of principal balances of finance receivables between January 3, 2025 and January 2, 2026, and further amended the Ally MPSA on April 29, 2025 to reestablish the commitment by Ally to purchase up to $4.0 billion of principal balance of finance receivables between April 30, 2025 and April 29, 2026. On October 28, 2025, the Ally MPSA was further amended to increase the commitment by Ally to purchase up to $6.0 billion of principal balance of finance receivables between October 28, 2025 and October 27, 2026, with all other terms and conditions remaining unchanged from the preceding Ally MPSA.

During the years ended December 31, 2025, 2024, and 2023, the Company sold $4.7 billion, $3.0 billion, and $3.6 billion, respectively, in principal balances of finance receivables under the Ally MPSA and had $4.9 billion of unused capacity as of December 31, 2025.

Securitization Transactions

The Company sponsors and establishes securitization trusts to purchase finance receivables from the Company. The securitization trusts issue asset-backed securities, some of which are collateralized by the finance receivables that the Company sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. The net proceeds from the sales are the fair value of the assets obtained as part of the

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
transactions and typically include cash and at least 5% of the beneficial interests issued by the securitization trusts to comply with the Risk Retention Rules, as defined and further discussed in Note 8 — Securitizations and Variable Interest Entities.

During the years ended December 31, 2025, 2024 and 2023, the Company sold $3.5 billion, $3.8 billion and $2.8 billion, respectively, in principal balances of finance receivables through securitization transactions.

Fixed Pool Loan Sales

During the year ended December 31, 2025, the Company entered into three separate definitive loan purchase agreements with three separate independent, third-party purchasers for the sale of up to a total of $12 billion of principal balance of finance receivables through the fourth quarter of 2027. These agreements formalize existing relationships with loan purchasers and establish defined expectations for loan sale volume and sale procedures throughout the respective agreement periods.

During the year ended December 31, 2025, and 2024, the Company completed fixed pool loan sales of $4.2 billion and $1.5 billion, respectively, in principal balances of finance receivables to unrelated third parties. There were no fixed pool loan sales other than securitization transactions during the years ended December 31, 2023. The Company had $11.3 billion of unused capacity under the definitive loan purchase agreements as of December 31, 2025.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $1.2 billion, $755 million, and $434 million during the years ended December 31, 2025, 2024, and 2023, respectively, which is included in other sales and revenues in the accompanying consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs, providing industry standard representations and warranties regarding the underlying finance receivables, and performing ministerial duties as the trust administrator. As of December 31, 2025, the Company was not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying consolidated balance sheets, which as of December 31, 2025 and 2024 were $486 million and $464 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of December 31, 2025 and 2024.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at December 31, 2025 and 2024. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	December 31, 2025		December 31, 2024
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$378	$378	$355	$355
Certificates and other assets	108	108	109	109
Total unconsolidated VIEs	$486	$486	$464	$464

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$376	$378	$356	$355
Certificates and other assets	116	108	104	109
Total securities available for sale	$492	$486	$460	$464

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 9 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 15 — Leases, as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024

	(in millions)
Asset-based financing:
Floor plan facility	$58	$67
Financing of beneficial interests in securitizations	374	354
Real estate financing	485	485
Transportation fleet financing	23	—
Total asset-based financing	940	906
Senior Secured Notes (1)	3,929	4,358
Senior Unsecured Notes	107	205
Total debt	4,976	5,469
Less: current portion	(211)	(302)
Less: unamortized debt issuance costs (2)	(36)	(46)
Plus: unamortized premium (3)	18	27
Total included in long-term debt, net	$4,747	$5,148

(1) Includes zero and $105 million of accrued paid-in-kind ("PIK") interest as of December 31, 2025 and 2024, respectively. Accrued PIK interest increases the principal amount of Senior Secured Notes on each semi-annual interest payment date.
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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2025, the Company had $58 million outstanding under the Floor Plan Facility, unused capacity of $1.4 billion, and held $3 million in restricted cash related to the Floor Plan Facility. During the year ended December 31, 2025, the Company's effective interest rate on the Floor Plan Facility was 5.77%.

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

In February 2020, the Company entered into an agreement pursuant to which a second lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase the line of credit to $600 million and in November 2025, the maturity date was extended to November 24, 2027.

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

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of December 31, 2025 and 2024, the Company had zero outstanding under these Finance Receivable Facilities each period, unused capacity of $3.5 billion and $2.7 billion, respectively, and held $2 million each period in restricted cash related to these Finance Receivable Facilities. During the years ended December 31, 2025 and 2024, the Company's effective interest rate on these Finance Receivable Facilities was 5.64% and 7.39%.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Long-Term Debt

Senior Secured Notes

The Company has issued various tranches of Senior Secured Notes (collectively, the "Senior Secured Notes") as further described below:

Senior Secured Notes	December 31, 2025	December 31, 2024	Year 1 PIK Interest Rate	Year 2 Cash/PIK Toggle Interest Rate	Thereafter Cash Interest Rate

	(in millions, except percentages)
Notes due December 1, 2028 (the "2028 Senior Secured Notes")	$—	$611	12%	9%/12%	9%
Notes due June 1, 2030 (the "2030 Senior Secured Notes")	1,660	1,660	13%	11%/13%	9%
Notes due June 1, 2031 (the "2031 Senior Secured Notes")	2,269	1,982	14%	--/14%	9%
Accrued PIK interest	—	105
Total principal amount	$3,929	$4,358
Less: unamortized debt issuance costs	(29)	(40)
Plus: unamortized premium	18	27
Total Senior Secured debt	$3,918	$4,345

Interest on each of the Senior Secured Notes is payable semi-annually on February 15 and August 15, and commenced on February 15, 2024. On February 15, 2025, the Company paid interest for the 2028 and 2030 Senior Secured Notes in cash of $28 million and $91 million, respectively, and as required by the indentures governing the Senior Secured Notes, and increased the principal amount of the 2031 Senior Secured Notes in connection with the payment of interest in kind of $139 million. On August 15, 2025, the Company paid interest for the 2028 and 2030 Senior Secured Notes in cash of $25 million and $91 million, respectively, and as required by the indentures governing the Senior Secured Notes, increased the principal amount of the 2031 Senior Secured Notes in connection with the payment of interest in kind of $148 million. Accrued cash interest expense on the 2028 Senior Secured Notes, the 2030 Senior Secured Notes, and the 2031 Senior Secured Notes is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

During the year ended December 31, 2025, as permitted by the indenture governing the 2028 Senior Secured Notes, the Company voluntarily redeemed $559 million of principal amount of the 2028 Senior Secured Notes for $578 million, which included $13 million of premium and $6 million of accrued interest. Additionally, during the year ended December 31, 2025, the Company repurchased $52 million of principal amount of the 2028 Senior Secured Notes in the open market for $55 million, which included less than $1 million of accrued interest. The repurchased and redeemed notes were cancelled upon receipt. The repurchases and redemption are treated as an extinguishment of debt, with any realized discount (premium) recognized as a gain (loss) on debt extinguishment in the accompanying consolidated statements of operations, net of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium. As a result of the repurchases and redemption, during the year ended December 31, 2025, the Company recognized a net loss on debt extinguishment of $16 million which included $1 million of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium.

During the year ended December 31, 2024, as permitted by the indenture governing the 2028 Senior Secured Notes, the Company repurchased $370 million of principal amount of the 2028 Senior Secured Notes in the open market for $384 million which included $8 million of accrued interest. Additionally, during the year ended December 31, 2024, the Company redeemed

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
$100 million of principal amount of the 2028 Senior Secured Notes for $108 million which included $3 million of accrued interest. The repurchased and redeemed notes were cancelled upon receipt. The repurchases and redemption are treated as an extinguishment of debt, with any realized discount (premium) recognized as a gain (loss) on debt extinguishment in the accompanying consolidated statements of operations, net of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium. As a result of the repurchases and redemption, during the year ended December 31, 2024, the Company recognized a net loss on debt extinguishment of $12 million which included $2 million of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium.

The Company may redeem some or all of its 2031 Senior Secured Notes at any time prior to August 15, 2028 (the "Secured Early Redemption Date") at 100% of the principal amount outstanding plus applicable make-whole premiums set forth in each respective indenture, plus any accrued and unpaid interest to the redemption date. The Company may also redeem its Senior Secured Notes (on or after the Secured Early Redemption Date, with regard to the 2031 Senior Secured Notes) in whole or in part at redemption prices set forth in each respective indenture, plus accrued and unpaid interest up to but excluding the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the Senior Secured Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

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

Senior Unsecured Notes

The Company has issued various tranches of Senior Unsecured Notes (the "Senior Unsecured Notes") each under a separate indenture, as further described below:

Senior Unsecured Notes	December 31, 2025	December 31, 2024	Interest Rate

	(in millions, except percentages)
Notes due October 1, 2025 ("2025 Senior Unsecured Notes")	$—	$98	5.625%
Notes due April 15, 2027 ("2027 Senior Unsecured Notes")	32	32	5.500%
Notes due October 1, 2028 ("2028 Senior Unsecured Notes")	22	22	5.875%
Notes due September 1, 2029 ("2029 Senior Unsecured Notes")	26	26	4.875%
Notes due May 1, 2030 ("2030 Senior Unsecured Notes")	27	27	10.250%
Total principal amount	107	205
Less: current portion	—	(98)
Less: unamortized debt issuance costs	(1)	(1)
Total included in long-term debt, net	$106	$106

On October 1, 2025, the Company repaid $98 million of its 2025 Senior Unsecured Notes upon maturity using cash on hand.

Each of the 2025, 2027, 2028 and 2029 Senior Unsecured Notes were issued pursuant to an indenture entered into by and among the Company, each of the guarantors party thereto and U.S. Bank National Association, as trustee. The 2030 Senior Unsecured Notes were issued pursuant to an indenture entered into by and among the Company, each of the guarantors party

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of December 31, 2025, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of both December 31, 2025 and 2024, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $482 million and was included in long-term debt in the accompanying consolidated balance sheets.

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

As of December 31, 2025 and 2024, the Company had pledged $374 million and $354 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from March 2026 to June 2033. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $371 million and $351 million, as of December 31, 2025 and 2024, respectively, of which $148 million and $136 million, respectively was included in current portion of long-term debt in the accompanying consolidated balance sheets.

Transportation Fleet Financing

On October 20, 2025, the Company entered into a loan and security agreement (the "Loan Agreement") with Citizens Bank, N.A. ("Citizens Bank"), which provides for up to $250 million in aggregate principal amount of loans to finance certain equipment for its transportation fleet. All loans extended under the Loan Agreement are secured by a first priority lien on the transportation fleet and will mature within four to seven years depending on the attributes of the financed equipment. At maturity, a final payment of unamortized principal will be due to Citizens Bank. These outstanding loans will bear interest at a rate based on the applicable SOFR swap rate, with tenors ranging from two and a half to four years, plus an applicable margin

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
ranging from 2.80% to 2.95% depending on the maturity of the loan. The Company has the option to prepay the outstanding balances of the loans prior to the Maturity Date.

As of December 31, 2025, the outstanding liability under the Loan Agreement, net of unamortized debt issuance costs, was $23 million, of which $4 million was included in current portion of long-term debt in the accompanying consolidated balance sheets.

Principal Maturities

The following table summarizes the aggregate principal maturities due in each period for Senior Secured Notes, Senior Unsecured Notes, real estate financing, financing of beneficial interests in securitizations, and transportation fleet financing as of December 31, 2025. Maturities related to financing of beneficial interests in securitizations are estimated based on expected timing of payments from the securitization trusts to the lender.

As of December 31, 2025

(in millions)
2026	$153
2027	133
2028	92
2029	73
2030	1,708
Thereafter	2,759
Total	$4,918

As of December 31, 2025, the Company was in compliance with all debt covenants.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
1.25 times as many LLC Units, for consideration from the Company. Such consideration from the Company can be, at the Company's election, either shares of Class A common stock or cash.

As of December 31, 2025 and 2024, there were 273 million and 265 million Class A Units, respectively, and 2 million at each period of Class B Units (as adjusted for the participation thresholds and closing price of Class A common stock on December 31, 2025 and 2024), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

At-the-Market Offering

On July 19, 2023, the Company entered into a distribution agreement with Citigroup Global Markets Inc. and Moelis & Company LLC to establish an ATM Program, and on July 31, 2024, the Company refreshed the ATM Program by entering into an Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC. On February 19, 2025, the Company further refreshed the ATM Program by entering into a Second Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., and Virtu Americas LLC. Under the ATM Program the Company could sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion or (ii) an aggregate of 21 million shares of Class A common stock, from time to time. As of December 31, 2025, $461 million of aggregate offering price remained available to be sold under the ATM Program. The Company uses the net proceeds from the ATM Program to purchase Class A Units. There can be no assurance that the Company will sell further shares of Class A common stock through the ATM Program.

The following table summarizes the activity under the ATM Program for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024

	(in millions, except share and per share amounts)
Shares of Class A common stock issued	1,476,348	6,826,264
Weighted-average issuance price per share	$364.93	$186.56
Gross proceeds (1)	$539	$1,274

(1) Net proceeds were $536 million and $1.264 billion, respectively, after deducting $3 million and $10 million, respectively, of commissions and other offering expenses incurred.

Private Placement

On July 17, 2023, the Company entered into a Transaction Support Agreement pursuant to which, among other things, and subject to certain conditions, the Garcia Parties committed to purchase up to $126 million of equity in the Company. In satisfaction of that commitment, on August 18, 2023, the Company entered into a Securities Purchase Agreement with the Garcia Parties providing for the purchase of an aggregate of 3.4 million Class A Units, together with 2.7 million shares of Class B common stock, at a price equivalent to $46.31 per share of Class A common stock, or $37.048 per Class A Unit on an as-exchanged basis. The Company used the proceeds therefrom to partially fund the cash tender offer to purchase a portion of the 2025 Senior Unsecured Notes (as defined in Note 9 — Debt Instruments).

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Class A common stock issued and outstanding by Carvana Co. and the number of Class A Units owned by Carvana Co., an equivalent number of LLC units to the LLC units exchanged are issued to Carvana Co.

The exchanges affected pursuant to the Exchange Agreement during the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
	2025	2024

	(in thousands)
LLC Units exchanged by certain LLC Unitholders	4,104	8,685
Shares of Class B common stock retired	3,010	6,500
Newly issued Class A common stock	3,281	6,923
LLC Units received by Carvana Co.	4,100	8,653

Class A Non-Convertible Preferred Units

In accordance with the Carvana Group, LLC amended and restated LLC Agreement, and in connection with the issuance of Senior Secured Notes or Senior Unsecured Notes by Carvana Co., Carvana Group, LLC is authorized to issue Class A Non-Convertible Preferred Units to Carvana Co. In each case, the consideration for the capital contribution made or deemed to have been made by Carvana Co. is equal to the net proceeds of notes issuances. As of December 31, 2025 and 2024, Carvana Co. held 4.0 million and 4.5 million, respectively, of Class A Non-Convertible Preferred Units.

When Carvana Co. makes payments on the Senior Unsecured Notes and Senior Secured Notes (collectively the "Senior Notes"), Carvana Group makes an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit is canceled and retired.

During the year ended December 31, 2025, the Company cancelled and retired 0.7 million of Class A Non-Convertible Preferred Units in conjunction with the repurchases and redemption of 2028 Senior Secured Notes and the payoff at maturity of 2025 Senior Unsecured Notes as discussed in Note 9 — Debt Instruments and issued 0.3 million of Class A Non-Convertible Preferred Units in conjunction with the PIK interest payments the Company was required to make on each of February 15 and August 15, 2025.

During the year ended December 31, 2024, the Company cancelled and retired 0.5 million of Class A Non-Convertible Preferred Units in conjunction with the repurchases and redemption of the 2028 Senior Secured Notes as discussed in Note 9 — Debt Instruments and issued 0.5 million of Class A Non-Convertible Preferred Units in conjunction with the PIK interest payments the Company was required to make on each of February 15 and August 15, 2024.

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

During the years ended December 31, 2025, 2024, and 2023, the total adjustments related to exchanges of LLC Units and non-controlling interest related to restricted stock unit ("RSU") vesting and stock option ("NQSO") exercises were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of $24 million, an increase in non-controlling interests and a corresponding decrease in additional paid-in capital of $33 million, and a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of $1 million, respectively, which have been included in exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises in the accompanying consolidated statements of stockholders' equity (deficit).

During the years ended December 31, 2025, 2024, and 2023, Carvana Co. utilized the net proceeds from its equity offerings and ATM Program to purchase Class A Units, which resulted in adjustments to increase non-controlling interests and to decrease additional paid-in capital by $187 million, $515 million, and $83 million, respectively, which have been included in adjustments to the non-controlling interests related to equity offerings in the accompanying consolidated statements of stockholders' equity (deficit).

As of December 31, 2025, Carvana Co. owned 64.7% of Carvana Group with the LLC Unitholders owning the remaining 35.3%. The net income (loss) attributable to the non-controlling interests on the accompanying consolidated statements of operations represents the portion of the net income attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Transfers (to) from non-controlling interests:
Decrease as a result of issuances of Class A and B common stock	$(187)	$(515)	$(83)
Increase (decrease) as a result of exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	24	(33)	1
Total transfers to non-controlling interests	$(163)	$(548)	$(82)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the years ended December 31, 2025, 2024, and 2023 is as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Restricted Stock Units and Awards	$89	$81	$65
Options	18	21	16
Total equity-based compensation	107	102	81
Equity-based compensation capitalized to property and equipment	(8)	(9)	(7)
Equity-based compensation capitalized to inventory	(3)	(2)	(1)
Equity-based compensation, net of capitalized amounts	$96	$91	$73

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the years ended December 31, 2025, 2024, and 2023, the Company capitalized $8 million, $9 million, and $7 million, respectively, of equity-based compensation to property and equipment related to software development and $3 million, $2 million, and $1 million, respectively, to inventory related to reconditioning and inbound transportation of vehicles.

Equity-based compensation expense in cost of sales was $3 million, $1 million, and zero during the years ended December 31, 2025, 2024, and 2023, respectively. Equity-based compensation expense in selling, general and administrative expense was $96 million, $91 million, and $73 million during the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, unrecognized equity-based compensation related to outstanding awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2025 is presented in the table below. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

	Unrecognized Equity-Based Compensation Related to Outstanding Awards (in millions)	Remaining Weighted-Average Amortization Period (in years)
Restricted Stock Units and Awards	$148	2.3
Options	23	1.9
Total unrecognized equity-based compensation	$171

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). The number of shares authorized for issuance under the 2017 Incentive Plan is subject to an automatic annual increase (the "Automatic Increase") of the lesser of two percent of the Company's outstanding Class A common stock or an amount determined by the Compensation and Nominating Committee of the Board. On January 1, 2025, the number of shares authorized for issuance under the 2017 Incentive Plan increased by two percent of the then outstanding Class A common stock under the Automatic Increase. As of December 31, 2025, 20 million shares remained available for future equity-based award grants under this plan, which the Company may grant as stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards to employees, directors, officers, and consultants. The majority of equity granted by the Company vests over four-year periods based on continued employment with the Company.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards ("RSAs") entitle recipients to vote and to receive all dividends declared with respect to such shares, payable upon vesting. RSAs vest over a period of two years, subject to the recipient's continued employment or service. During the year ended December 31, 2022, the Company issued certain employees an aggregate of less than 0.1 million RSAs pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $34.21. The Company determined the grant-date fair value of the RSAs based on the closing price of the Company's Class A common stock on the grant date. The Company did not grant any RSAs during the years ended December 31, 2025, 2024, and 2023.

Restricted stock units ("RSUs") do not entitle recipients to vote or receive dividends. RSUs generally vest over a period of four years, subject to the recipient's continued employment. RSUs also include performance-based awards granted to certain executive employees that cliff vest upon the achievement of certain financial targets, subject to the recipient's continued employment. During the years ended December 31, 2025, 2024, and 2023, the Company issued certain employees an aggregate of 0.4 million, 2.0 million, and 10.4 million RSUs, respectively, pursuant to the terms of the 2017 Incentive Plan with a weighted-average grant-date fair value of $250.22, $48.00, and $13.13, respectively. The Company determined the grant-date fair value of the RSUs based on the closing price of the Company's Class A common stock on the grant date. RSUs are settled in shares of Class A common stock on a one-to-one basis within thirty days of vesting.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

RSA and RSU activity during the years ended December 31, 2025, 2024, and 2023 were as follows:

	Number of RSAs/RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2023	2,652	$52.62
Granted	10,392	$13.13
Settled	(1,550)	$41.39
Forfeited	(1,591)	$24.25
Outstanding and nonvested at December 31, 2023	9,903	$17.49

Granted	1,984	$48.00
Settled	(4,938)	$18.10
Forfeited	(446)	$23.40
Outstanding and nonvested at December 31, 2024	6,503	$25.93

Granted	423	$250.22
Settled	(3,003)	$26.13
Forfeited	(332)	$41.04
Outstanding and nonvested at December 31, 2025	3,591	$50.79

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

During the years ended December 31, 2025, 2024 and 2023, the Company issued 5,982, 10,396 and 32,790 shares of Class A common stock, respectively, and as of December 31, 2025, 361,986 shares of Class A common stock remained available for future issuance. During each of the years ended December 31, 2025, 2024 and 2023, the Company recognized less than $1 million of equity-based compensation expense related to the ESPP.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Stock option activity during the years ended December 31, 2025, 2024, and 2023 was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	1,265	$80.26	6.4	$—
Options granted	2,805	$10.07		n/a
Options exercised	(17)	$13.62		$—
Options forfeited or expired	(47)	$50.08		n/a
Outstanding at December 31, 2023	4,006	$31.75	8.1	$135

Options granted	762	$44.80		n/a
Options exercised	(441)	$16.45		$59
Options forfeited or expired	—	$—		n/a
Outstanding at December 31, 2024	4,327	$35.60	7.5	$735

Options granted	—	$—		n/a
Options exercised	(1,295)	$35.20		$400
Options forfeited or expired	—	$—		n/a
Outstanding at December 31, 2025	3,032	$35.78	6.7	$1,171

Vested and exercisable as of December 31, 2025	1,630	$46.79	6.1	$611
Expected to vest as of December 31, 2025	1,402	$22.97	7.4	$559

The Company did not grant any options during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, the Company determined the grant-date fair value of the options granted using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2024	2023
Expected volatility (1)	93.8%	74.6%
Expected dividend yield	—%	—%
Expected term (in years) (2)	6.00	6.30
Risk-free interest rate	4.1%	3.6%
Weighted-average grant-date fair value per option	$37.99	$6.94

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

A summary of the Class A Unit activity for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Class A Units
	Number of Class A Units (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	79
Granted	—	n/a
Exchanged	—	n/a
Forfeited	—	n/a
Outstanding at December 31, 2023	79

Granted	—	n/a
Exchanged	(13)	n/a
Forfeited	—	n/a
Outstanding at December 31, 2024	66

Granted	—	n/a
Exchanged	(8)	n/a
Forfeited	—	n/a
Outstanding at December 31, 2025	58

Vested as of December 31, 2025	58	$18.58
Expected to vest as of December 31, 2025	—	n/a

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the Class B Unit activity for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Class B Units
	Number of Class B Units (in thousands)	Weighted-Average Participation Threshold per Class B Unit
Outstanding at January 1, 2023	2,566	$5.60
Granted	—	n/a
Exchanged	(34)	$3.52
Forfeited	—	n/a
Outstanding at December 31, 2023	2,532	$5.62

Granted	—	n/a
Exchanged	(546)	$7.95
Forfeited	—	n/a
Outstanding at December 31, 2024	1,986	$4.98

Granted	—	n/a
Exchanged	(333)	$2.66
Forfeited	—	n/a
Outstanding at December 31, 2025	1,653	$5.44

Vested as of December 31, 2025	1,653	$5.44
Expected to vest as of December 31, 2025	—	n/a

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted net earnings per share during the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$1,895	$404	$150
Net income (loss) attributable to non-controlling interests	488	194	(300)
Net income attributable to Carvana Co. Class A common stockholders - basic	1,407	210	450
Impact on net income of assumed conversions from LLC Units	488	—	(300)
Net income attributable to Carvana Co. Class A common stockholders - diluted	$1,895	$210	$150

Denominator:
Weighted-average shares of Class A common stock outstanding	137,634	122,346	109,347
Nonvested weighted-average restricted stock awards	—	(2)	(24)
Weighted-average shares of Class A common stock outstanding - basic	137,634	122,344	109,323
Dilutive effect of Class A common shares:
Stock Options (1)	3,182	3,173	979
Restricted Stock Units and Awards (1)	4,304	6,689	4,815
Class A Units (2)	77,760	—	83,976
Class B Units (2)	1,397	—	1,485
Weighted-average shares of Class A common stock outstanding - diluted	224,277	132,206	200,578

Net earnings per share of Class A common stock - basic	$10.22	$1.72	$4.12
Net earnings per share of Class A common stock - diluted	$8.45	$1.59	$0.75

(1) Calculated using the treasury stock method, if dilutive
(2) Calculated using the if-converted stock method, if dilutive

Shares of Class B common stock do not share in the losses or income of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net earnings per share of Class B common stock under the two-class method has not been presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net earnings per share of Class A common stock for the years ended December 31, 2025, 2024, and 2023, respectively:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)
Options (1)	—	365	976
Restricted Stock Units and Awards (1)	7	11	1,308
Class A Units (2)	—	83,509	—
Class B Units (2)	—	1,763	—

(1) Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.
(2) Represents the weighted-average as-converted LLC units that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive.

NOTE 14 — INCOME TAXES

As described in Note 1 — Business Organization and Note 10 — Stockholders' Equity, as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members (LLC Unitholders), including Carvana Co., based on its allocable share held in Carvana Group. Nonetheless, many states require that partnerships make mandatory tax payments on behalf of members who are non-residents of the respective states. Accordingly, if Carvana Group generates taxable income and is required to remit income tax on behalf of its members, it will make payments to the states through composite tax returns and non-resident withholding. These payments are treated as distributions to the affected members because the amounts remitted are a payment of income tax on behalf of the affected members. Payments on behalf of non-controlling members of $4 million for the year ended December 31, 2025 are included as reductions to the non-controlling interests in the accompanying consolidated statements of stockholders' equity (deficit). Payments on behalf of Carvana Co. Sub LLC are recorded through the income tax provision in the accompanying consolidated statements of operations.

Net (loss) income before income taxes was $(890) million, $400 million, and $175 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company had an income tax (benefit) provision of $(2.8) billion, $(4) million, and $25 million for the years ended December 31, 2025, 2024, and 2023, respectively.

During the year ended December 31, 2025, management performed an assessment of the recoverability of deferred tax assets. This assessment considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. These objective and subjective factors included, but were not limited to, a recent history of sustained profitability and utilization of deferred tax assets, which is objective and verifiable, and anticipated future earnings, including consideration of historical and future excess tax benefits related to equity-based compensation. After evaluating the weight of all available evidence, management determined, based on the accounting standards applicable to such assessment, that there was sufficient evidence as a result of the aforementioned considerations to conclude it was more likely than not that its deferred tax assets will be realizable. During the year ended December 31, 2025, the Company (i) released $2.2 billion of its valuation allowance through income tax (benefit) provision in the accompanying consolidated statements of operations; (ii) established $277 million of deferred tax assets related to increases in tax basis in Carvana Group through additional paid-in capital in the accompanying consolidated statements of stockholders' equity (deficit); (iii) and recorded $547 million of income tax benefit as a result of current year activity through income tax (benefit) provision in the accompanying consolidated statements of operations. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The components of income tax (benefit) provision are as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Federal - Current	$(4)	$—	$25
Federal - Deferred	(2,316)	(3)	(4)
Federal - Total	(2,320)	(3)	21

State - Current	3	(1)	4
State - Deferred	(468)	—	—
State - Total	(465)	(1)	4

Income tax (benefit) provision	$(2,785)	$(4)	$25

As described in Note 2 — Summary of Significant Accounting Policies, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a retrospective basis. The following table presents a reconciliation of the (benefit) provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to (loss) income before income taxes:

	Years Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in millions)
Expected U.S. federal income taxes at statutory rate	$(187)	21.0%	$84	21.0%	$37	21.0%
Federal tax credits	(6)	0.7%	(1)	(0.3)%	(2)	(1.3)%
Non-taxable or non-deductible items:
(Income) Loss attributable to non-controlling interests	(99)	11.1%	(42)	(10.6)%	61	34.9%
Excess tax benefits related to stock-based compensation	(154)	17.3%	(68)	(17.0)%	—	—%
Disallowed interest	16	(1.8)%	15	3.8%	5	2.9%
Executive compensation deduction limitation	55	(6.2)%	17	4.4%	—	—%
Other	1	(0.1)%	2	0.4%	1	0.9%
Changes in valuation allowance	(1,946)	218.7%	(9)	(2.2)%	(81)	(46.1)%
State taxes	(465)	52.2%	(2)	(0.5)%	4	2.0%
Income tax (benefit) provision	$(2,785)	312.9%	$(4)	(1.0)%	$25	14.3%

For the years ended December 31, 2025, 2024, and 2023, state and local income taxes in California, New Jersey, Florida, and Georgia, comprised the majority (greater than 50 percent) of the tax effect in this category. For the year ended December 31, 2025, Illinois also comprised the majority of the tax effect in this category. For the year ended December 31, 2024, Arizona and Massachusetts also comprised the majority of the tax effect in this category. For the year ended December 31, 2023, Arizona also comprised the majority of the tax effect in this category.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents income taxes paid, net of refunds received, by jurisdiction for the following years:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
U.S. Federal	$4	$(3)	$23
U.S. State and local
Indiana	$1	$—	$—
Maryland	1	—	—
Pennsylvania	(1)	—	1
Other	1	3	3
	$2	$3	$4
Total	$6	$—	$27

The amount of income taxes paid in Indiana and Maryland during the years ending December 31, 2024 and 2023 does not meet the 5% disaggregation threshold.

Deferred income taxes reflect the net tax effects of temporary differences between the tax basis in an asset or liability and its reported amount under GAAP. These temporary differences result in taxable or deductible amounts in future years. The components of the Company’s deferred tax assets are as follows:

	Years Ended December 31,
	2025	2024

	(in millions)
Deferred tax assets:
Investment in Carvana Group	$1,712	$1,510
Net operating loss carryforward	354	299
Interest expense carryforward	136	164
Tax credit carryforward	13	6
Cancellation of debt income	276	241
Tax receivable agreement liability	566	20
Other	10	4
Total gross deferred tax assets	3,067	2,244
Valuation allowance	(3)	(2,241)
Total deferred tax assets, net of valuation allowance	$3,064	$3

Deferred tax liabilities	$—	$—

Total deferred tax assets and liabilities	$3,064	$3

As of December 31, 2025 and 2024, the Company had federal and state net operating loss carry forwards of $1.4 billion and $1.2 billion, respectively. All federal net operating losses can be carried forward indefinitely, certain state net operating losses can be carried forward indefinitely, and others can be carried forward between 8 and 20 years.

As described in Note 10 — Stockholders' Equity, the Company acquires LLC Units in connection with exchanges with LLC Unitholders. During the years ended December 31, 2025 and 2024, the Company recognized a gross deferred tax asset of $277 million and $280 million, respectively, associated with the difference in basis in its investment in Carvana Group related to these acquisitions of LLC Units. Additionally, as described in Note 10 — Stockholders' Equity, the Company issues shares under the ATM Program and utilizes the proceeds from the issuance of Class A common stock to purchase Class A Units in

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Carvana Group. During the years ended December 31, 2025 and 2024, the Company recognized a gross deferred tax asset of $1 million and $9 million, respectively, associated with the difference in basis in its investment in Carvana Group related to these acquisitions of LLC Units.

The Company's effective tax rate for the years ended December 31, 2025 and 2024 was a benefit of 312.9% and 1.0%, respectively.

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

In connection with the Company's conclusion that it was more likely than not that its deferred tax assets subject to the TRA would be realized, the Company determined it was probable its remaining TRA liability related to the tax savings it expects to realize from utilization of such deferred tax assets will be paid. As such, during the year ended December 31, 2025, the Company recorded TRA expense of $2.2 billion which was recorded to other expense (income), net in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, the Company recorded a TRA liability of $2.3 billion and $82 million, respectively, of which $1.7 billion and $61 million, respectively, is due to related parties. As of December 31, 2025 and 2024, $37 million and $17 million, respectively, is included in other current liabilities and $2.2 billion and $65 million, respectively, are included in other liabilities on the accompanying consolidated balance sheets.

Uncertain Tax Positions

Carvana Co. was formed in November 2016 and did not engage in any operations prior to the IPO and associated organizational transactions. Carvana Co. was not required to file 2016 tax returns and filed its first tax returns for the tax year 2017, the first year it became subject to examination by taxing authorities for U.S. federal and state income tax purposes.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Carvana Group, LLC is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. Carvana Group has filed income tax returns for years through 2024. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of December 31, 2025 and 2024, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

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

Operating Leases

As of December 31, 2025, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations, storage, parking, dealerships, and corporate offices. The initial terms expire at various dates between 2026 and 2038. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company leases and subleases certain of its real estate to third parties. Lease and sublease income for the years ended December 31, 2025, 2024, and 2023 was $9 million, $7 million, and $5 million, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Lease Costs and Activity

The Company's lease costs and activity during the years ended December 31, 2025, 2024, and 2023 were as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$96	$96	$108
Interest obligations under finance leases	10	13	17
Total finance lease costs	$106	$109	$125

Operating leases:
Fixed lease costs to non-related parties	$63	$61	$66
Fixed lease costs to related parties	3	4	5
Total operating lease costs	$66	$65	$71

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties	$99	$93	$109
Operating lease liabilities to related parties	$4	$4	$5
Interest payments on finance lease liabilities	$10	$13	$18

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$94	$81	$115

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of December 31, 2025:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
2026	$83	$2	$104	$106	$189
2027	47	2	98	100	147
2028	20	2	91	93	113
2029	13	2	73	75	88
2030	8	—	67	67	75
Thereafter	—	—	180	180	180
Total minimum lease payments	171	8	613	621	792
Less: amount representing interest	(14)	(1)	(140)	(141)	(155)
Total lease liabilities	$157	$7	$473	$480	$637

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

As of December 31, 2025 and 2024, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of December 31, 2025, 2024, and 2023 were as follows, excluding short-term operating leases:

	December 31,
	2025	2024	2023
Weighted average remaining lease terms (years)
Operating leases	7.0	7.2	7.8
Finance leases	2.7	2.6	3.5
Weighted-average discount rate
Operating leases	7.0%	7.3%	7.1%
Finance leases	6.3%	5.9%	5.9%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $25 million and $21 million, as of December 31, 2025 and 2024, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The expense was $154 million, $116 million, and $87 million for the years ended December 31,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2025, 2024, and 2023, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $84 million in aggregate over the next three years, as of December 31, 2025. These purchase obligations are recorded as liabilities when the services are rendered.

Legal Matters

From time to time, the Company is involved in various claims, legal actions, and governmental inquiries. For example, the Company is currently a party to legal and regulatory disputes, including intellectual property disputes and putative class action lawsuits, alleging, among other things, patent infringement, the violation of federal securities laws and state laws regarding consumer protection, stockholders' rights, labor and employment, and the titling and registration of vehicles sold to its customers. These disputes include, but are not limited to, Carvana, LLC v. IBM Corp., United States District Court for the Southern District of New York (Case No. 7:23-cv-08616-KMK-VR); Dana Jennings, et al. v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 5:21-cv-05400-EGS); Syretta Harvin et al. v. Carvana, LLC et al., United States District Court for the Eastern District of Pennsylvania (Case No. 2:23-cv-02068-MRP); and Saleem Erakat v Carvana Operations HC LLC, N.D. Cal. Case No. 3:26-cv-00263-AGT.

Additionally, the Attorney General offices of various states, from time to time, conduct inquiries regarding the Company's inspection, reconditioning, advertising, sale, delivery, titling, registration, lending practices, and post-sale service of retail vehicles. The Company works closely with government agencies to respond to these requests and fully cooperates with any such inquiries, which if not amicably resolved, have resulted and may again result in state Attorney General offices filing claims against the Company.

Securities Class Action

On August 3, 2022, a putative class action complaint titled John Brent v. Carvana Co., et al. was filed in the United States District Court for the District of New Jersey against the Company and certain of the Company's executive officers. The complaint was filed on behalf of a purported class of stockholders and asserts violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. as amended (the "Exchange Act") and Rule 10b-5. The complaint sought unspecified damages and an award of fees, costs, and expenses. On September 29, 2022, a second putative class action complaint titled Rodeo Collection Ltd. v. Carvana Co., et al. was filed in the United States District Court for the District of New Jersey, alleging similar claims, and seeking the same form of relief. The two cases were then consolidated and subsequently transferred to the United States District Court for the District of Arizona (the "Arizona District Court") as In re Carvana Co. Securities Litigation, United States District Court for the District of Arizona (Case No. CV-22-2126-PHX-MTL). On February 14, 2023, a consolidated complaint was filed in the Arizona District Court, alleging new claims for violation of Section 20A of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and naming as new defendants certain Carvana directors, officers, and underwriters. The Arizona District Court granted the Company's motion to dismiss the consolidated complaint on February 29, 2024 and gave the plaintiff leave to file an amended complaint, which was filed on March 29, 2024. On December 16, 2024, the Company's motion to dismiss the consolidated complaint, as amended, was granted with respect to alleged violations of Section 20A of the Exchange Act and Section 12(a)(2) of the Securities Act, granted in part and denied in part with respect to alleged violations of Section 10(b) and Rule 10b-5 of the Exchange Act and Section 11 of the Securities Act, and denied with respect to alleged violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The Company is engaged in discovery and intends to continue vigorously defending the remaining claims under this action in all respects. At this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.

As of December 31, 2025 and 2024, the Company had an accrual for unresolved legal matters, including, if applicable, those discussed above, of $14 million and $10 million, respectively. The accrual is classified in accounts payable and accrued expenses in the accompanying consolidated balance sheets and selling, general and administrative expenses in the accompanying consolidated statements of operations. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on the Company's business, results of operations, financial condition, or cash flows.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

The following tables are a summary of fair value measurements and hierarchy level at December 31, 2025 and 2024:

	December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$1,297	$1,297	$—	$—
Beneficial interests in securitizations	$486	$—	$—	$486
Warrants	$58	$—	$—	$58

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$1,154	$1,154	$—	$—
Beneficial interests in securitizations	$464	$—	$—	$464
Purchase price adjustment receivables	$2	$—	$—	$2
Warrants	$120	$—	$—	$120

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

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
instruments. As of December 31, 2025 and 2024, the range of discount rates were 5.2% to 10.0% and 6.0% to 10.0%, respectively, and the weighted average of discount rates were 9.0% and 9.7%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense (income), net in the accompanying consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers out of Level 3 during the years ended December 31, 2025 or 2024.

The Company sells certain of its beneficial interests in securitizations that are not required to be retained by the Risk Retention Rules. For the years ended December 31, 2025 and 2024, the Company sold beneficial interests in securitizations for a purchase price totaling $13 million and $9 million, respectively.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024

	(in millions)
Opening Balance	$464	$366
Received in securitization transactions	240	272
Payments received	(217)	(188)
Change in fair value	12	23
Sales of beneficial interests	(13)	(9)
Ending Balance	$486	$464

Purchase Price Adjustment Receivables

The Company's purchase price adjustment receivables are carried at fair value and classified as other assets and other current assets in the accompanying consolidated balance sheets. Under the Ally MPSA, the purchaser will make future cash payments to the Company based on the performance of the finance receivables sold. The fair value of the purchase price adjustment receivables are determined based on the extent to which the Company’s estimated performance of the underlying finance receivables exceeds a mutually agreed upon performance threshold of the underlying finance receivables as of measurement dates specified in the Ally MPSA. The Company develops its estimate of future cumulative losses based on the historical performance of finance receivables it originated with similar characteristics as well as general macro-economic trends. The Company then utilizes a discounted cash flow model to calculate the present value of the expected future payment amounts. Due to the lack of observable market data these receivables are classified as Level 3. The adjustments to the fair value of the purchase price adjustment receivables were a gain of $2 million and a loss of less than $1 million during the years ended December 31, 2025 and 2024, respectively, and are reflected in other expense (income), net in the accompanying consolidated statements of operations. The Company received the final payment associated with these purchase price adjustment receivables in September 2025.

Warrants

Root Warrants

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million, which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through December 31, 2025.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were to be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Root Warrants"). Three tranches of Root Warrants, for 2.4 million, 3.2 million, and 1.6 million shares of Root's Class A common stock, respectively, expired on September 1, 2025. Also on September 1, 2025, a fourth tranche of Root Warrants for 1.4 million shares of Root's Class A common stock became exercisable upon achievement of certain insurance sales metrics through the integrated auto insurance solution embedded into the Company's e-commerce platform. The remaining four tranches vest based upon achievement of additional defined milestones tied to insurance sales through the integrated solution and are considered derivative instruments. All remaining tranches of Root Warrants, including the fourth tranche that became exercisable on September 1, 2025, expire September 1, 2027.

Through June 30, 2025, the Company used a Monte Carlo simulation to estimate the fair value of these Root Warrants. The expiration of the first three tranches of Root Warrants on September 1, 2025, eliminated the prior interdependencies between the different tranches of Root Warrants. After September 1, 2025, the Company used a Black-Scholes model to estimate the fair value of these Root Warrants, which are classified as Level 3. The primary unobservable input utilized in determining the fair value of the Root Warrants was the expected volatility of Root's class A common stock, which was implied from the historical volatility of such common stock. As of December 31, 2025 and 2024, the expected volatility utilized in the valuations was 90% and 100%, respectively.

At contract inception, the Company recognized an asset of $30 million for the Root Warrants and deferred revenue, classified in other assets and other liabilities, respectively. In 2022, the Company determined it was probable that the volume of insurance products required to earn the Root Warrants would be achieved and recorded an additional $75 million of Root Warrants and deferred revenue based on the contract inception date fair value as determined by the Monte Carlo simulation applied as of such date. As of December 31, 2025 and 2024, the deferred revenue balance was $36 million and $57 million, respectively, and the Company recognized $21 million in Root Warrant revenue during each of the years ended December 31, 2025, 2024, and 2023. The deferred revenue is recognized over the expected contract performance period within other sales and revenues in the accompanying consolidated statements of operations.

The following table presents changes in the Company's Level 3 Root Warrants measured at fair value:

	Years Ended December 31,
	2025	2024

	(in millions)
Opening balance	$120	$5
Unrealized (loss) gain	(64)	115
Ending balance	$56	$120

In relation to the Root Warrants, the Company recognized a decrease in fair value of $64 million and an increase in fair value of $115 million during the years ended December 31, 2025 and 2024, respectively, which are included in other expense (income), net in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities were determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of sale leasebacks were determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the years ended December 31, 2025 and 2024. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The fair value of the Senior Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024

	(in millions)
Carrying value, net of unamortized debt issuance costs, unamortized premium, and accrued PIK interest	$4,025	$4,549
Fair value	$4,403	$5,050

The fair value of finance receivables, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

	(in millions)
Carrying value	$813	$612
Fair value	$886	$670

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$336	$115	$538
Non-cash investing and financing activities:
Capital expenditures financed through long-term debt	$23	$—	$—
Capital expenditures included in accounts payable and accrued liabilities	$6	$1	$1
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$37	$38	$2
Property and equipment acquired under finance leases	$70	$1	$51
Equity-based compensation expense capitalized to property and equipment	$8	$9	$8
Fair value of beneficial interests received in securitization transactions	$240	$272	$194
Reductions of beneficial interests in securitizations and associated long-term debt	$155	$130	$110

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same amounts shown in the accompanying consolidated statements of cash flows for all periods presented:

	December 31,
	2025	2024	2023

	(in millions)
Cash and cash equivalents	$2,327	$1,716	$530
Restricted cash	102	44	64
Total cash, cash equivalents and restricted cash	$2,429	$1,760	$594

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plan Elections

On December 15, 2025, Ryan Keeton, the Company's Chief Brand Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Keeton's 10b5-1 Plan provides for the sale of up to 38,000 shares of Class A common stock between the first potential sale date of March 16, 2026 and the expiration of the 10b5-1 Plan on December 31, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information about our equity compensation plans under which our Class A common stock is authorized for issuance as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options (2)	Weighted-average exercise price of outstanding options (3)	Number of securities remaining available for future issuance under equity compensation plans (2)(4)(5)
Equity compensation plans approved by security holders (1)	3,032	$35.78	20,211
Equity compensation plans not approved by security holders	—	$—	—
Total	3,032	$35.78	20,211

(1) Includes awards granted and available for future issuance under our 2017 Omnibus Incentive Plan and offerings under our Employee Stock Purchase Plan ("ESPP"), which was approved in 2021. As of December 31, 2025, there were 20,211,206 shares of Class A common stock outstanding under our equity compensation plans, which includes 19,849,220 shares of Class A common stock outstanding under the 2017 Omnibus Incentive Plan and 361,986 shares of Class A common stock outstanding under the ESPP. The latest offering period under our ESPP ended on December 31, 2025.
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

The additional information required by this item is incorporated by reference to Carvana’s Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to Carvana’s Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements: The Consolidated Financial Statements of Carvana are set forth in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
2.	Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts.

Schedule II - Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Reductions	Balance at end of period

	(in millions)
Deferred tax asset valuation allowance:
Year ended December 31, 2025	$2,241	$—	$—	(1)	$(2,238)	$3
Year ended December 31, 2024	$1,962	$(10)	$289	(1)	$—	$2,241
Year ended December 31, 2023	$2,058	$(96)	$—	(1)	$—	$1,962

(1) Amount relates to a valuation allowance established on deferred taxes related to our investment in Carvana Group.

All other financial statement schedules are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

3.	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Carvana Co., dated April 27, 2017 (incorporated by reference to Exhibit 3.1 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Carvana Co., dated May 5, 2025 (incorporated by reference to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025.

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

4.6	Form of 5.875% Senior Notes due 2028 (incorporated by reference to Exhibit 4.4 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on October 5, 2020).
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

4.10	Form of 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on August 16, 2021).
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

4.14	Form of 10.2500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 10, 2022).
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

4.18
Form of 9.0%/11.0%/13.0% Cash/PIK Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.7 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.19
2031 Secured Notes Indenture dated as of September 1, 2023 with respect to the 2031 Senior Secured Notes (incorporated by reference to Exhibit 4.8 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).

4.20	Form of 9.0%/14.0% Cash/PIK Senior Secured Notes due 2031 (incorporated by reference to Exhibit A to Exhibit 4.8 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on September 1, 2023).
4.21	Description of Registrant's Securities, filed herewith.
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

10.32
Eighth Amendment to the Second Amended and Restated Master Purchase and Sale Agreement, dated October 28, 2025, among Ally Bank, Ally Financial Inc. and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2025).

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

10.35
Second Amended and Restated Distribution Agreement, dated as of February 19, 2025, by and among Carvana Co., Carvana Group, LLC and Barclays Capital Inc., Citigroup Global Markets Inc., and Virtu Americas LLC as sales agents (incorporated by reference to Exhibit 10.4 to Carvana Co,'s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025).

19.1	Carvana Co. Securities Trading Policy (incorporated by reference to Exhibit 19.1 to Carvana Co.'s Annual Report on Form 10-K filed with the SEC on February 19, 2025).
21.1	Carvana Co. Subsidiaries, filed herewith.
23.1	Consent of Grant Thornton, LLP, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
97.1	Carvana Co. Clawback Policy (incorporated by reference to Exhibit 97.1 to Carvana Co.’s Annual Report on Form 10-K filed with the SEC on February 22, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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

Date:	February 18, 2026	Carvana Co.
(Registrant)

	By:	/s/ Ernest C. Garcia, III
Ernest C. Garcia, III
President, Chief Executive Officer and Chairman
February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest C. Garcia, III	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 18, 2026
Ernest C. Garcia, III

/s/ Mark Jenkins	Chief Financial Officer (Principal Financial Officer)	February 18, 2026
Mark Jenkins

/s/ Stephen Palmer	Vice President of Accounting and Finance (Principal Accounting Officer)	February 18, 2026
Stephen Palmer

/s/ Michael Maroone	Lead Director	February 18, 2026
Michael Maroone

/s/ Ira Platt	Director	February 18, 2026
Ira Platt

/s/ Dan Quayle	Director	February 18, 2026
Dan Quayle

/s/ Greg Sullivan	Director	February 18, 2026
Greg Sullivan

/s/ Neha Parikh	Director	February 18, 2026
Neha Parikh