Form 10-Q
period 2026-03-31
CARVANA CO.
filed 2026-04-29
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of April 27, 2026, the registrant had 143,257,677 shares of Class A common stock outstanding and 76,109,471 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,410	$2,327
Restricted cash	102	102
Accounts receivable, net	339	245
Finance receivables held for sale, net	982	813
Vehicle inventory	2,664	2,408
Beneficial interests in securitizations	492	486
Other current assets, including $7 and $5, respectively, due from related parties	208	168
Total current assets	7,197	6,549
Property and equipment, net	2,821	2,814
Operating lease right-of-use assets, including $6 and $6, respectively, from leases with related parties	431	443
Intangible assets, net	49	47
Goodwill	10	10
Deferred tax assets	3,031	3,064
Other assets	232	274
Total assets	$13,771	$13,201
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $35 and $21, respectively, due to related parties	$1,259	$1,100
Short-term revolving facilities	79	58
Current portion of long-term debt	229	227
Other current liabilities, including $77 and $31, respectively, due to related parties	194	134
Total current liabilities	1,761	1,519
Long-term debt, excluding current portion	4,846	4,830
Operating lease liabilities, excluding current portion, including $4 and $5, respectively, from leases with related parties	392	406
Tax receivable agreement liability, including $1,645 and $1,721, respectively, due to related parties	2,130	2,228
Other liabilities	10	15
Total liabilities	9,139	8,998
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of each of March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.001 par value - 500,000 shares authorized; 143,004 and 142,230 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.001 par value - 125,000 shares authorized; 76,109 shares issued and outstanding as of each of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	3,479	3,450
Retained earnings (accumulated deficit)	241	(9)
Total stockholders' equity attributable to Carvana Co.	3,720	3,441
Non-controlling interests	912	762
Total stockholders' equity	4,632	4,203
Total liabilities & stockholders' equity	$13,771	$13,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended March 31,
	2026	2025
Sales and operating revenues:
Retail vehicle sales, net	$4,828	$2,980
Wholesale sales and revenues, including $13 and $8, respectively, from related parties	1,078	863
Other sales and revenues, including $114 and $72, respectively, from related parties	526	389
Net sales and operating revenues	6,432	4,232
Cost of sales, including $5 and $3, respectively, to related parties	5,161	3,303
Gross profit	1,271	929
Selling, general and administrative expenses, including $10 and $7, respectively, to related parties	690	535
Other operating expense, net	—	—
Operating income	581	394
Interest expense, net	99	139
Loss on debt extinguishment	—	2
Other expense (income), net	41	(122)
Net income before income taxes	441	375
Income tax provision	36	2
Net income	405	373
Net income attributable to non-controlling interests	155	157
Net income attributable to Carvana Co.	$250	$216

Net earnings per share of Class A common stock - basic	$1.75	$1.61
Net earnings per share of Class A common stock - diluted	$1.69	$1.51

Weighted-average shares of Class A common stock outstanding - basic	142,749	134,058
Weighted-average shares of Class A common stock outstanding - diluted	148,085	142,587

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

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2025	142,230	$—	76,109	$—	$3,450	$(9)	$762	$4,203
Net income	—	—	—	—	—	250	155	405
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	26	—	—	—	3	—	(3)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	(2)	(2)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	2	—	—	2
Issuance of Class A common stock to settle vested RSUs	663	—	—	—	—	—	—	—
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(8)	—	—	(8)
Options exercised	85	—	—	—	1	—	—	1
Equity-based compensation	—	—	—	—	31	—	—	31
Balance, March 31, 2026	143,004	$—	76,109	$—	$3,479	$241	$912	$4,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$405	$373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69	73
Equity-based compensation expense	26	23
Deferred income taxes	35	(1)
Tax receivable agreement expense	—	40
Loss on disposal of property and equipment	—	1
Loss on debt extinguishment	—	2
Payment-in-kind interest expense	—	72
Provision for bad debt and valuation allowance	3	5
Amortization of debt issuance costs	3	2
Unrealized loss (gain) on warrants to acquire common stock	42	(158)
Unrealized gain on beneficial interests in securitizations	(2)	(3)
Changes in finance receivable related assets:
Originations of finance receivables	(4,254)	(2,660)
Proceeds from sale of finance receivables, net	4,302	2,699
Gain on loan sales	(354)	(273)
Principal payments received on finance receivables held for sale	62	48
Other changes in assets and liabilities:
Vehicle inventory	(247)	114
Accounts receivable	(96)	(68)
Other assets	(42)	(31)
Accounts payable and accrued liabilities	163	(20)
Operating lease right-of-use assets	12	10
Operating lease liabilities	(13)	(10)
Other liabilities	(7)	(6)
Net cash provided by operating activities	107	232
Cash Flows from Investing Activities:
Purchases of property and equipment	(51)	(27)
Proceeds from disposal of property and equipment	—	1
Payments for acquisitions, net of cash acquired	(11)	(24)
Principal payments received on and proceeds from sale of beneficial interests	31	15
Net cash used in investing activities	(31)	(35)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	1,125	567
Payments on short-term revolving facilities	(1,104)	(570)
Proceeds from issuance of long-term debt	53	46
Payments on long-term debt	(20)	(77)
Payments of debt issuance costs	(1)	(1)
Payments of tax made on behalf of non-controlling members	(2)	(2)
Tax receivable agreement payments	(37)	(17)
Proceeds from equity-based compensation plans	1	5
Tax withholdings related to RSUs	(8)	(4)
Net cash provided by (used in) financing activities	7	(53)
Net increase in cash, cash equivalents and restricted cash	83	144
Cash, cash equivalents, and restricted cash at beginning of period	2,429	1,760
Cash, cash equivalents, and restricted cash at end of period	$2,512	$1,904

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

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs, and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of March 31, 2026, Carvana Co. owned approximately 64.9% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 35.1%.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company's most recent Annual Report on Form 10-K filed on February 18, 2026.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2026, results of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2026 and 2025. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary. All intercompany balances and transactions have been eliminated.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Liquidity

Historically, the Company's capital and liquidity needs have been primarily satisfied through its debt and equity financings, operating cash flows, and short-term revolving facilities. During the three months ended March 31, 2026, the Company extended and upsized one of its short-term revolving credit facilities through June 2027. Management believes that current working capital, cash flows from operations, and expected continued or new financing arrangements will be sufficient to fund operations for at least one year from the financial statement issuance date.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Segment information for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Net sales and operating revenues	$6,432	$4,232
Cost of sales	5,161	3,303
Gross profit	1,271	929
Compensation and benefits	245	199
Advertising	118	72
Market occupancy	19	16
Logistics	48	37
Other (1)	260	211
Other operating expense, net	—	—
Operating income	581	394
Interest expense, net	99	139
Loss on debt extinguishment	—	2
Other expense (income), net	41	(122)
Net income before income taxes	441	375
Income tax provision	36	2
Net income	$405	$373

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(in millions)
Land and site improvements	$1,369	$1,365
Buildings and improvements	1,490	1,467
Transportation fleet	656	636
Software	368	356
Furniture, fixtures, and equipment	182	178
Total property and equipment excluding construction in progress	4,065	4,002
Less: accumulated depreciation and amortization on property and equipment	(1,315)	(1,250)
Property and equipment excluding construction in progress, net	2,750	2,752
Construction in progress	71	62
Property and equipment, net	$2,821	$2,814

Depreciation and amortization expense on property and equipment in cost of sales was $28 million and $31 million during the three months ended March 31, 2026 and 2025, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $39 million and $37 million during the three months ended March 31, 2026 and 2025, respectively.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS, NET

During the three months ended March 31, 2026, the Company acquired one franchise dealership for total purchase consideration of $11 million, comprised of $3 million in cash and $8 million in trade vehicle floor plan payables. The purchase price was allocated to tangible assets of $8 million and indefinite-lived franchise rights of $3 million. The acquisition was not material to the Company's financial condition or results of operations.

The following table summarizes goodwill and intangible assets, net as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(in millions)
Customer relationships	$50	$50
Developed technology	31	31
Franchise rights	30	27
Intangible assets, acquired cost	111	108
Less: accumulated amortization	(62)	(61)
Intangible assets, net	$49	$47

Goodwill	$10	$10

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expense was $1 million and $5 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the remaining weighted-average amortization period for definite-lived intangible assets was 2.4 years. The anticipated annual amortization expense to be recognized in future years as of March 31, 2026 is as follows:

Expected Future Amortization
(in millions)
Remainder of 2026	$6
2027	5
2028	3
2029	2
2030	2
Thereafter	1
Total	$19

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(in millions)
Accounts payable, including $35 and $21, respectively, due to related parties	$320	$236
Reserve for returns and cancellations	144	121
Trade floor plan payables	141	64
Accrued compensation and benefits	132	103
Sales taxes and vehicle licenses and fees	123	102
Accrued insurance	95	85
Accrued interest expense	51	138
Customer deposits	47	51
Accrued advertising costs	31	31
Other accrued liabilities	175	169
Total accounts payable and accrued liabilities	$1,259	$1,100

In connection with the franchise dealership acquisitions in 2025, the Company entered into a Master Loan and Security Agreement (the "Trade Floor Plan Facility") with Stellantis Financial Services, Inc. ("SFS") to finance certain of its purchases of new vehicle inventory, and such financed inventory secures the Trade Floor Plan Facility. The line of credit under the Trade Floor Plan Facility is $257 million, allocated among sub-advance limits for each dealership location and type of vehicle inventory, and the interest rate is based on one-month term SOFR plus an applicable margin, which ranges from 2.25% to 3.25% depending on the relative amount of retail sales funded by SFS. Under the Trade Floor Plan Facility, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding principal balances related to vehicles held in inventory for more than 11 months are due in full on the first day of the 12th month after a vehicle was initially financed. Prepayments may be made without incurring a premium or penalty. The Trade Floor Plan Facility also requires monthly interest payments and a minimum $39 million restricted cash balance.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 6 — RELATED PARTY TRANSACTIONS

Lease Agreements

In November 2014, the Company and DriveTime Automotive Group, Inc. (together with its subsidiaries and affiliates other than the Company, collectively, "DriveTime"), a related party of the Company due to Ernest Garcia II, Ernest Garcia III, and entities controlled by one or both of them (collectively the "Garcia Parties") controlling and owning substantially all of the interests in DriveTime, entered into a lease agreement that previously governed the occupation of two inspection and reconditioning centers in Blue Mound, Texas and Delanco, New Jersey. Pursuant to that lease agreement, the Company made monthly lease payments based on DriveTime's actual rent expense, and the Company was responsible for the actual insurance costs, tenant improvements required to conduct operations, and real estate taxes. In March 2025, the Company assumed DriveTime's lease at the Blue Mound, Texas location, which lease expires in 2029, with two five-year renewal options. The Company continues to lease the Delanco, New Jersey location from DriveTime, which lease expires in 2032 with no further renewal options.

In February 2017, the Company entered into a lease agreement with DriveTime for sole occupancy of a fully operational inspection and reconditioning center in Winder, Georgia. In May 2024, the lease expiration for the Winder, Georgia location was extended to 2030, subject to two remaining renewal options of five years each.

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were less than $1 million and $1 million during the three months ended March 31, 2026 and 2025, respectively, allocated between inventory and selling, general and administrative expenses.

Office Leases

In December 2019, DriveTime purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to DriveTime's purchase. In connection with the purchase, DriveTime assumed that lease. The lease has an initial term of ten years expiring in 2029, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with DriveTime was less than $1 million during each of the three months ended March 31, 2026 and 2025.

Wholesale Vehicle Sales and Purchases

DriveTime purchases wholesale vehicles from the Company through competitive auctions that are open to other dealers. As a result, the Company recognized $11 million and $4 million of wholesale sales and revenues from DriveTime during the three months ended March 31, 2026 and 2025, respectively. The Company purchased $4 million and $3 million of vehicles from DriveTime through competitive auctions that are open to other dealers during the three months ended March 31, 2026 and 2025, respectively.

Wholesale Marketplace Revenues

DriveTime sells vehicles to, and purchases vehicles from, third parties and the Company through the Company's wholesale marketplace platform. These transactions occur through competitive auctions in which all registered buyers and sellers are able to bid on and purchase, or list and sell, wholesale vehicles. In addition, beginning in September 2023, certain auction locations generally provide customers, including DriveTime, with reconditioning services. As a result, the Company recognized $2 million and $4 million of wholesale sales and revenues from DriveTime during the three months ended March 31, 2026 and 2025, respectively. The Company recognized zero and less than $1 million of cost of sales to DriveTime related to reconditioning services during the three months ended March 31, 2026 and 2025, respectively.

Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), most recently amended in April 2021, pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Master Dealer Agreement further allows the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the three months ended March 31, 2026 and 2025, the Company recognized $111 million and $70 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations, and payments for excess reserves to which it expects to be entitled, which are included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred $7 million and $5 million during the three months ended March 31, 2026 and 2025, respectively, related to the administration of limited warranty.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). In December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). In March 2026, the Profit Sharing Agreement was amended to include additional vehicle service contracts. The Company recognized $3 million and $2 million in revenue during the three months ended March 31, 2026 and 2025, respectively, under the Profit Sharing Agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. Servicing and administrative functions are outsourced services in which DriveTime has developed significant expertise. The Company incurred expenses of $2 million during each of the three months ended March 31, 2026 and 2025 related to these services. The Company sold no finance receivables to DriveTime or any of its affiliates in each of the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026 and 2025, DriveTime, as servicer, exercised its optional clean-up call on certain 2019, 2020, and 2021 securitization trusts. Optional clean-up calls are customary features of automobile securitization transactions and typically exercised when a loan pool has amortized down to a pre-determined percentage of its original balance. These clean-up calls resulted in the Company receiving less than $1 million during each of the three months ended March 31, 2026 and 2025, attributable to its retained interests in such trusts at the time of exercise.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned by Verde and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three months ended March 31, 2026 and 2025.

Accounts Payable Due to Related Party

As of March 31, 2026 and December 31, 2025, $35 million and $21 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Tax Receivable Agreement Liability

As further discussed in Note 14 — Income Taxes, as of March 31, 2026 and December 31, 2025, the Company recorded a tax receivable agreement ("TRA") liability of $2.2 billion and $2.3 billion, respectively, of which $1.7 billion in both periods is due to related parties. Refer to Note 14 — Income Taxes for further discussion of the TRA. During the three months ended March 31, 2026 and 2025, the Company made TRA payments of $37 million and $17 million, respectively, of which $29 million and $13 million, respectively, was paid to related parties.

Tax Payments on Behalf of Non-Controlling Members

As further discussed in Note 14 — Income Taxes, as a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its allocable share held in Carvana Group. Nonetheless, many states require that partnerships make mandatory tax payments on behalf of members who are non-residents of the respective states. Accordingly, if Carvana Group generates taxable income and is required to remit income tax on behalf of its members, it will make payments to the states through composite tax returns and non-resident withholding. These payments are treated as distributions to the affected members because the amounts remitted are a payment of income tax on behalf of the affected members. During the three months ended March 31, 2026 and 2025, the Company made mandatory composite and non-resident withholding tax payments on behalf of non-controlling members of $2 million in each period, of which $1 million and $2 million, respectively, was paid on behalf of related parties.

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

During the three months ended March 31, 2026 and 2025, the Company sold $1.6 billion and $0.8 billion, respectively, in principal balances of finance receivables under the Ally MPSA, and had $3.3 billion of unused capacity as of March 31, 2026.

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

During the three months ended March 31, 2026 and 2025, the Company sold $1.0 billion and $0.9 billion, respectively, in principal balances of finance receivables through securitization transactions.

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

During the three months ended March 31, 2026 and 2025, the Company completed fixed pool loan sales of $1.4 billion and $0.8 billion, respectively, in principal balances of finance receivables to unrelated third parties and had $9.9 billion of unused capacity as of March 31, 2026.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $354 million and $273 million during the three months ended March 31, 2026 and 2025, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs, providing industry standard representations and warranties regarding the underlying finance receivables, and performing ministerial duties as the trust administrator. As of March 31, 2026, the Company was not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of March 31, 2026 and December 31, 2025 were $492 million and $486 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of March 31, 2026 and December 31, 2025.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at March 31, 2026 and December 31, 2025. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	March 31, 2026		December 31, 2025
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$389	$389	$378	$378
Certificates and other assets	103	103	108	108
Total unconsolidated VIEs	$492	$492	$486	$486

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$389	$389	$376	$378
Certificates and other assets	112	103	116	108
Total securities available for sale	$501	$492	$492	$486

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 9 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 15 — Leases, as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025

	(in millions)
Asset-based financing:
Floor plan facility	$79	$58
Financing of beneficial interests in securitizations	386	374
Real estate financing	485	485
Transportation fleet financing	47	23
Total asset-based financing	997	940
Senior Secured Notes	3,929	3,929
Senior Unsecured Notes	107	107
Total debt	5,033	4,976
Less: current portion	(238)	(211)
Less: unamortized debt issuance costs (1)	(34)	(36)
Plus: unamortized premium (2)	17	18
Total included in long-term debt, net	$4,778	$4,747

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
(2) The unamortized premium relates to a portion of the notes exchange offers completed in September 2023 which were accounted for as a debt modification.

Short-Term Revolving Facilities

Floor Plan Facility

The Company previously entered into a floor plan facility with Ally to finance its vehicle inventory, which was secured by Carvana, LLC's vehicle inventory, general intangibles, accounts receivable, and finance receivables (as amended, the "Floor Plan Facility"). On September 1, 2023, the Company amended the Floor Plan Facility in connection with the issuance of the Senior Secured Notes (as defined below) to provide for an additional exclusive grant of collateral over certain deposit accounts and the cash on deposit in those accounts in favor of the lender and to amend certain other affirmative and negative covenants.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of March 31, 2026, the Company had $79 million outstanding under the Floor Plan Facility, unused capacity of $1.4 billion, and held $4 million in restricted cash related to the Floor Plan Facility. During the three months ended March 31, 2026, the Company's effective interest rate on the Floor Plan Facility was 4.35%.

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

In January 2020, the Company entered into an agreement pursuant to which a lender agreed to provide a revolving credit facility to fund certain finance receivables originated by the Company. In March 2026, the Company amended its agreement to, among other things, increase the line of credit to $600 million and extend the maturity date to June 30, 2027.

In February 2020, the Company entered into an agreement pursuant to which a second lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase the line of credit to $600 million, and in November 2025, the maturity date was extended to November 24, 2027.

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

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of March 31, 2026 and December 31, 2025, the Company had zero outstanding under these Finance Receivable Facilities each period, unused capacity of $3.6 billion and $3.5 billion, respectively, and held less than $1 million and $2 million, respectively, in restricted cash related to these Finance Receivable Facilities. During the three months ended March 31, 2026, the Company's effective interest rate on these Finance Receivable Facilities was 5.06%. During the year ended December 31, 2025, the Company's effective interest rate on these Finance Receivable Facilities was 5.64%.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Long-Term Debt

Senior Secured Notes

The Company has issued various tranches of Senior Secured Notes (collectively, the "Senior Secured Notes") as further described below:

Senior Secured Notes	March 31, 2026	December 31, 2025	Cash Interest Rate

	(in millions, except percentages)
Notes due June 1, 2030 (the "2030 Senior Secured Notes")	$1,660	$1,660	9%
Notes due June 1, 2031 (the "2031 Senior Secured Notes")	2,269	2,269	9%
Total principal amount	$3,929	$3,929
Less: unamortized debt issuance costs	(27)	(29)
Plus: unamortized premium	17	18
Total Senior Secured debt	$3,919	$3,918

Interest on each of the Senior Secured Notes is payable semi-annually on February 15 and August 15.

The Company may redeem some or all of its 2031 Senior Secured Notes at any time prior to August 15, 2028 at a redemption price of 100% of the principal amount outstanding plus applicable make-whole premiums set forth in the indenture, plus any accrued and unpaid interest to the redemption date. The 2031 Senior Secured Notes are not otherwise redeemable at the Company's option prior to August 15, 2028. At any time on or after August 15, 2028, the Company may redeem the 2031 Senior Secured Notes, in whole or in part, at redemption prices set forth in the indenture plus accrued and unpaid interest up to but excluding the redemption date. The Company may also redeem its 2030 Senior Secured Notes in whole or in part at redemption prices set forth in the indenture, plus accrued and unpaid interest up to but excluding the redemption date. If the Company experiences certain change of control events, it must make an offer to purchase all of the Senior Secured Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest, to the repurchase date.

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

The indentures governing the Senior Secured Notes contain restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things and subject to certain exceptions, incur additional debt or issue preferred stock, create new liens, create restrictions on intercompany payments, pay dividends and make other distributions in respect of the Company's capital stock, redeem or repurchase the Company’s capital stock or prepay subordinated indebtedness, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers or consolidations.

During the three months ended March 31, 2025, the Company repurchased $52 million of principal amount of the then outstanding 2028 Senior Secured Notes in the open market for $55 million, which included less than $1 million of accrued interest. The repurchased notes were canceled upon receipt. The repurchases are treated as an extinguishment of debt, with any realized discount (premium) recognized as a gain (loss) on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations, net of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium. As a result of the repurchases, during the three months ended March 31, 2025, the Company recognized a net loss on debt extinguishment of $2 million which included less than $1 million of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Unsecured Notes

The Company has issued various tranches of Senior Unsecured Notes (the "Senior Unsecured Notes") each under a separate indenture, as further described below:

Senior Unsecured Notes	March 31, 2026	December 31, 2025	Interest Rate

	(in millions, except percentages)
Notes due April 15, 2027 ("2027 Senior Unsecured Notes")	$32	$32	5.500%
Notes due October 1, 2028 ("2028 Senior Unsecured Notes")	22	22	5.875%
Notes due September 1, 2029 ("2029 Senior Unsecured Notes")	26	26	4.875%
Notes due May 1, 2030 ("2030 Senior Unsecured Notes")	27	27	10.250%
Total principal amount	107	107
Less: unamortized debt issuance costs	(1)	(1)
Total included in long-term debt, net	$106	$106

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

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of March 31, 2026, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of both March 31, 2026 and December 31, 2025, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $482 million and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of March 31, 2026 and December 31, 2025, the Company had pledged $386 million and $374 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from May 2026 to June 2033. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $383 million and $371 million as of March 31, 2026 and December 31, 2025, respectively, of which $151 million and $148 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of March 31, 2026 and December 31, 2025, the outstanding liability under the Loan Agreement was $47 million and $23 million, respectively, of which $8 million and $4 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2026, the Company was in compliance with all debt covenants.

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

As of March 31, 2026 and December 31, 2025, there were 274 million and 273 million Class A Units, respectively, and 2 million of Class B Units at each period (as adjusted for the participation thresholds and closing price of Class A common stock on March 31, 2026 and December 31, 2025), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

At-the-Market Offering

On July 19, 2023, the Company entered into a distribution agreement with Citigroup Global Markets Inc. and Moelis & Company LLC to establish an ATM Program, and on July 31, 2024, the Company refreshed the ATM Program by entering into an Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC. On February 19, 2025, the Company further refreshed the ATM Program by entering into a Second Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., and Virtu Americas LLC. Under the ATM Program, the Company could sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 21 million shares of Class A common stock, from time to time. As of March 31, 2026, $461 million of aggregate offering price remained available to be sold under the ATM Program. The Company has used the net proceeds from the ATM Program to purchase Class A Units. There can be no assurance that the Company will sell further shares of Class A common stock through the ATM Program.

There was no activity pursuant to the ATM Program during the three months ended March 31, 2026 and 2025.

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

The exchanges affected pursuant to the Exchange Agreement during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
LLC Units exchanged by certain LLC Unitholders	33	69
Newly issued Class A common stock	26	55
LLC Units received by Carvana Co.	33	68

Class A Non-Convertible Preferred Units

In accordance with the Carvana Group, LLC amended and restated LLC Agreement, and in connection with the issuance of Senior Secured Notes or Senior Unsecured Notes by Carvana Co., Carvana Group, LLC is authorized to issue Class A Non-Convertible Preferred Units to Carvana Co. In each case, the consideration for the capital contribution made or deemed to have

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
been made by Carvana Co. is equal to the net proceeds of notes issuances. As of March 31, 2026 and December 31, 2025, Carvana Co. held 4.0 million of Class A Non-Convertible Preferred Units in both periods.

When Carvana Co. makes payments on the Senior Unsecured Notes and Senior Secured Notes (collectively the "Senior Notes"), Carvana Group makes an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit is canceled and retired.

During the three months ended March 31, 2026, the Company did not cancel and retire or issue any Class A Non-Convertible Preferred Units. During the three months ended March 31, 2025, the Company canceled and retired 0.1 million of Class A Non-Convertible Preferred Units in conjunction with the repurchases of 2028 Senior Secured Notes and issued 0.1 million of Class A Non-Convertible Preferred Units in conjunction with the PIK interest payments the Company was required to make on February 15, 2025.

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

During the three months ended March 31, 2026 and 2025, the total adjustments related to exchanges of LLC Units and non-controlling interest related to restricted stock unit ("RSU") vesting and stock option ("NQSO") exercises were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of $3 million and $1 million, respectively, which have been included in exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As of March 31, 2026, Carvana Co. owned approximately 64.9% of Carvana Group with the LLC Unitholders owning the remaining 35.1%. The net income attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net income attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	Three Months Ended March 31,
	2026	2025

	(in millions)
Transfers from non-controlling interests:
Increase as a result of exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	$3	$1
Total transfers from non-controlling interests	$3	$1

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Restricted Stock Units	$26	$21
Options	5	5
Total equity-based compensation	31	26
Equity-based compensation capitalized to property and equipment	(3)	(2)
Equity-based compensation capitalized to inventory	(1)	(1)
Equity-based compensation, net of capitalized amounts	$27	$23

During the three months ended March 31, 2026 and 2025, the Company capitalized $3 million and $2 million, respectively, of equity-based compensation to property and equipment related to software development and $1 million each period to inventory related to reconditioning and inbound transportation of vehicles. Equity-based compensation expense in cost of sales was $1 million during each of the three months ended March 31, 2026 and 2025. Equity-based compensation expense in selling, general and administrative expense was $26 million and $25 million during the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the total unrecognized equity-based compensation related to outstanding awards was $212 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2017 Omnibus Incentive Plan

In connection with the IPO, the Company adopted the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). The number of shares authorized for issuance under the 2017 Incentive Plan is subject to an automatic annual increase (the "Automatic Increase") of the lesser of two percent of the Company's outstanding Class A common stock or an amount determined by the Compensation and Nominating Committee of the Board. On January 1, 2025, the number of shares authorized for issuance under the 2017 Incentive Plan increased by two percent of the then outstanding Class A common stock under the Automatic Increase. As of March 31, 2026, 20 million shares remained available for future equity-based award grants under this plan.

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

During the three months ended March 31, 2026 and 2025, the Company did not issue any shares of Class A common stock and as of March 31, 2026, 361,986 shares of Class A common stock remained available for future issuance. During each of the three months ended March 31, 2026 and 2025, the Company recognized less than $1 million of equity-based compensation expense related to the ESPP.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three months ended March 31, 2026 or 2025. As of March 31, 2026, outstanding Class B Units had participation thresholds between $0.00 to $12.00.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net earnings per share during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$405	$373
Net income attributable to non-controlling interests	155	157
Net income attributable to Carvana Co. Class A common stockholders - basic and diluted	$250	$216

Denominator:
Weighted-average shares of Class A common stock outstanding	142,749	134,058
Weighted-average shares of Class A common stock outstanding - basic	142,749	134,058
Dilutive effect of Class A common shares:
Stock Options (1)	2,635	3,436
Restricted Stock Units (1)	2,701	5,093
Weighted-average shares of Class A common stock outstanding - diluted	148,085	142,587

Net earnings per share of Class A common stock - basic	$1.75	$1.61
Net earnings per share of Class A common stock - diluted	$1.69	$1.51

(1) Calculated using the treasury stock method, if dilutive.

Shares of Class B common stock do not share in the losses or income of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net earnings per share of Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net earnings per share of Class A common stock for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Stock Options (1)	—	97
Restricted Stock Units (1)	136	308
Class A Units (2)	76,145	79,171
Class B Units (2)	1,298	1,532

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 14 — INCOME TAXES

As described in Note 1 — Business Organization and Note 10 — Stockholders' Equity, as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members (LLC Unitholders), including Carvana Co., based on its allocable share held in Carvana Group. Nonetheless, many states require that partnerships make mandatory tax payments on behalf of members who are non-residents of the respective states. Accordingly, if Carvana Group generates taxable income and is required to remit income tax on behalf of its members, it will make payments to the states through composite tax returns and non-resident withholding. These payments are treated as distributions to the affected members because the amounts remitted are a payment of income tax on behalf of the affected members. Payments on behalf of non-controlling members of $2 million for each of the three months ended March 31, 2026 and 2025 are included as reductions to the non-controlling interests in the accompanying unaudited condensed consolidated statements of stockholders' equity. Payments on behalf of Carvana Co. Sub LLC are recorded through the income tax provision in the accompanying unaudited condensed consolidated statements of operations.

As described in Note 10 — Stockholders' Equity, the Company acquires LLC Units in connection with exchanges with LLC Unitholders. During the three months ended March 31, 2026 and 2025, the Company recognized a gross deferred tax asset of $2 million and $3 million, respectively, associated with the difference in basis in its investment in Carvana Group related to these acquisitions of LLC Units.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of March 31, 2026 and December 31, 2025, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rates for the three months ended March 31, 2026 and 2025 were 8.1% and 0.5%, respectively. The Company's tax provision for interim periods is determined by using an estimated annual effective tax rate based on anticipated blended federal and state income tax rates, adjusted for discrete items arising in that quarter. Each quarter, the Company updates the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The increase in its effective tax rate was primarily due to the impact of releasing the valuation allowance on its deferred tax assets in the fourth quarter of 2025. The Company's effective tax rate for the three months ended March 31, 2026 differed from the expected U.S. federal statutory rate of 21% primarily due to income attributable to non-controlling interests and excess tax benefits related to stock-based compensation.

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

As of March 31, 2026 and December 31, 2025, the Company recorded a TRA liability of $2.2 billion and $2.3 billion, respectively, of which $1.7 billion each period is due to related parties. As of March 31, 2026 and December 31, 2025, $98 million and $37 million, respectively, are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheets. During the three months ended March 31, 2026 and 2025, the Company made TRA payments of $37 million and $17 million, respectively, of which $29 million and $13 million, respectively, was paid to related parties.

The following table presents a roll forward of the Company's TRA liability from December 31, 2025, the first period in which the remaining TRA liability was recorded, through March 31, 2026. Comparative roll forward information for the period from December 31, 2024 through March 31, 2025 has not been presented because the remaining TRA liability had not been recorded as of December 31, 2024.

Three Months Ended March 31, 2026

(in millions)
Beginning balance	$2,265
Reductions to TRA:
TRA payments	(37)
Ending balance	2,228
Less: current portion	(98)
TRA liability, net of current portion	$2,130

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

Operating Leases

As of March 31, 2026, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations, storage, parking, dealerships, and corporate offices. The initial terms expire at various dates between 2026 and 2039. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company leases and subleases certain of its real estate to third parties. Lease and sublease income for each of the three months ended March 31, 2026 and 2025 was $2 million and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Finance Leases

The Company has finance leases for certain equipment in its transportation fleet. The leases have initial terms of two to five years, some of which include extension options for up to four additional years and require monthly payments. The Company's finance leases are included in current portion of long-term debt and long-term debt on the accompanying unaudited condensed consolidated balance sheets.

Lease Costs and Activity

The Company's lease costs and activity during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$24	$23
Interest obligations under finance leases	2	3
Total finance lease costs	$26	$26

Operating leases:
Fixed lease costs to non-related parties	$17	$16
Fixed lease costs to related parties	1	1
Total operating lease costs	$18	$17

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties	$26	$24
Operating lease liabilities to related parties	$1	$1
Interest payments on finance lease liabilities	$2	$3

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities	$19	$20

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of March 31, 2026:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2026	$63	$1	$79	$80	$143
2027	47	2	99	101	148
2028	20	2	92	94	114
2029	13	2	74	76	89
2030	8	—	67	67	75
Thereafter	—	—	183	183	183
Total minimum lease payments	151	7	594	601	752
Less: amount representing interest	(14)	(1)	(133)	(134)	(148)
Total lease liabilities	$137	$6	$461	$467	$604

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

As of March 31, 2026 and December 31, 2025, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of March 31, 2026 and 2025 were as follows, excluding short-term operating leases:

	As of March 31,
	2026	2025
Weighted-average remaining lease terms (years)
Operating leases	7.0	7.2
Finance leases	2.7	2.5
Weighted-average discount rate
Operating leases	7.3%	7.3%
Finance leases	6.3%	6.0%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $30 million and $25 million as of March 31, 2026 and December 31, 2025, respectively, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The expense was $49 million and $35 million for the three

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
months ended March 31, 2026 and 2025, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $78 million in aggregate over the next three years, as of March 31, 2026. These purchase obligations are recorded as liabilities when the services are rendered.

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

Saleem Erakat v. Carvana Operations HC LLC, N.D. Cal. Case No. 3:26-cv-00263-AGT was settled for an immaterial amount during the three months ended March 31, 2026.

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

As of March 31, 2026 and December 31, 2025, the Company had an accrual for unresolved legal matters, including, if applicable, those discussed above, of $14 million each period. The accrual is classified in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets and selling, general and administrative

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
expenses in the accompanying unaudited condensed consolidated statements of operations. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on the Company's business, results of operations, financial condition or cash flows.

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

The following tables are a summary of fair value measurements and hierarchy level at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$1,265	$1,265	$—	$—
Beneficial interests in securitizations	$492	$—	$—	$492
Warrants	$15	$—	$—	$15

	December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$1,297	$1,297	$—	$—
Beneficial interests in securitizations	$486	$—	$—	$486
Warrants	$58	$—	$—	$58

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of March 31, 2026 and December 31, 2025, the range of discount rates were 5.3% to 10.0% and 5.2% to 10.0%, respectively, and the weighted average of discount rates were 9.0% both periods. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers out of Level 3 during the three months ended March 31, 2026 or 2025.

The Company sells certain of its beneficial interests in securitizations that are not required to be retained by the Risk Retention Rules. For the three months ended March 31, 2026 the Company sold $16 million in beneficial interests in securitizations. For the three months ended March 31, 2025, the Company did not sell any beneficial interests in securitizations.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Opening Balance	$486	$464
Received in securitization transactions	75	59
Payments received	(55)	(51)
Change in fair value	2	3
Sales of beneficial interests	(16)	—
Ending Balance	$492	$475

Warrants

Root Warrants

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million, which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through March 31, 2026.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were to be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Root Warrants"). Three tranches of Root Warrants, for 2.4 million, 3.2 million, and 1.6 million shares of Root's Class A common stock, respectively, expired on September 1, 2025. Also on September 1, 2025, a fourth tranche of Root Warrants for 1.4 million shares of Root's Class A common stock became exercisable and on February 28, 2026, a fifth tranche of Root Warrants for 1.5 million shares of Root's Class A common stock became exercisable, both upon achievement of certain

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
insurance sales metrics through the integrated auto insurance solution embedded into the Company's e-commerce platform. The remaining three tranches vest based upon achievement of additional defined milestones tied to insurance sales through the integrated solution and are considered derivative instruments. All remaining tranches of Root Warrants, including the fourth and fifth tranches that became exercisable on September 1, 2025 and February 28, 2026, respectively, expire September 1, 2027.

Through June 30, 2025, the Company used a Monte Carlo simulation to estimate the fair value of these Root Warrants. The expiration of the first three tranches of Root Warrants on September 1, 2025 eliminated the prior interdependencies between the different tranches of Root Warrants. After September 2025, the Company used a Black-Scholes model to estimate the fair value of these Root Warrants, which are classified as Level 3. The primary unobservable input utilized in determining the fair value of the Root Warrants was the expected volatility of Root's class A common stock, which was implied from the historical volatility of such common stock. As of March 31, 2026 and 2025, the expected volatility utilized in the valuations was 90% and 100%, respectively.

At contract inception, the Company recognized an asset of $30 million for the Root Warrants and deferred revenue, classified in other assets and other liabilities, respectively. In 2022, the Company determined it was probable that the volume of insurance products required to earn the Root Warrants would be achieved and recorded an additional $75 million of Root Warrants and deferred revenue based on the contract inception date fair value as determined by the Monte Carlo simulation applied as of such date. As of March 31, 2026 and December 31, 2025, the deferred revenue balance was $31 million and $36 million, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized $5 million in Root Warrant revenue in each period. The deferred revenue is recognized over the expected contract performance period within other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

The following table presents changes in the Company's Level 3 Root Warrants measured at fair value:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Opening balance	$56	$120
Unrealized (loss) gain	(42)	158
Ending balance	$14	$278

In relation to the Root Warrants, the Company recognized a decrease in fair value of $42 million and an increase in fair value of $158 million during the three months ended March 31, 2026 and 2025, respectively, which are included in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities was determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of sale leasebacks was determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended March 31, 2026 and December 31, 2025. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025

	(in millions)
Carrying value, net of unamortized debt issuance costs and unamortized premium	$4,025	$4,025
Fair value	$4,273	$4,403

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025

	(in millions)
Carrying value	$982	$813
Fair value	$1,067	$886

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$198	$139
Cash payments for taxes	$1	$1
Non-cash investing and financing activities:
Capital expenditures financed through long-term debt	$25	$—
Capital expenditures included in accounts payable and accrued liabilities	$3	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5	$7
Property and equipment acquired under finance leases	$—	$4
Equity-based compensation expense capitalized to property and equipment	$3	$2
Fair value of beneficial interests received in securitization transactions	$75	$59
Reductions of beneficial interests in securitizations and associated long-term debt	$40	$36

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	March 31, 2026	December 31, 2025	March 31, 2025

	(in millions)
Cash and cash equivalents	$2,410	$2,327	$1,858
Restricted cash	102	102	46
Total cash, cash equivalents and restricted cash	$2,512	$2,429	$1,904

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

Overview

Carvana is the leading e-commerce platform for buying and selling used cars. We are transforming the used car buying and selling experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Our differentiated business model combines a comprehensive online sales experience with a vertically integrated supply chain, designed to sell high-quality vehicles to our customers transparently and efficiently at a low price. The automotive retail industry is large – with approximately 37 million used auto retail transactions in the United States (“U.S.”) in 2024 according to Cox Automotive – and highly fragmented – with the top 10 used auto retailers in the U.S. accounting for less than 10% of the market share in 2024. These dynamics create an exceptional opportunity for disruption that our custom-built business model can capitalize on to remain well-positioned for long-term growth. Over the years, we have leveraged our growing logistics network, which spans 316 metropolitan statistical areas, and our in-house distribution network, servicing over 80% of the U.S. population as of March 31, 2026, to sell 2.9 million retail vehicles, generating $90.5 billion in total revenue since inception in 2012 through March 31, 2026.

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

•Online Search and Shopping Experience. We offer a mobile-optimized website, where prospective retail car buyers can immediately begin browsing, researching, filtering, and identifying their vehicle of choice from an inventory of over 70,000 total website units that we offer for sale as of March 31, 2026. We leverage our patented, automated photo technology to offer an annotated virtual vehicle tour, which includes a 360-degree view of the interior and exterior of the actual vehicle and allows customers to view vehicle imperfections through high-definition photography. Our website also features integrations with various vehicle data providers for vehicle feature and option information to assist customers with purchase decisions.

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

•Nationwide Logistics Network and Distinctive Fulfillment Experience. We have developed proprietary logistics software and an in-house nationwide delivery network designed to predictably and efficiently transport cars and provide customers with a distinctive fulfillment experience. Our logistics network and technologies that support it are based on a "hub and spoke" model, which connects Reconditioning Sites to vending machines and hubs via our fleet of multi-car and single-car haulers. This allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. This proprietary logistics infrastructure enables us to offer our customers and operations team highly accurate predictions of vehicle availability, to minimize delays, and promote a seamless and reliable customer experience. We offer customers in our markets a home delivery option that is typically conducted by a Carvana employee on a branded hauler. Customers in certain markets can also pick up their vehicles at one of our patented car vending machines, which are multi-story glass towers that store purchased vehicles, or at other customer-facing locations. As of March 31, 2026, we estimate that 75% of the U.S. population is within 100 miles of an IRC or auction site, which shortens the distance from our inventory pools to our customers to reduce delivery times.

•Post-sale customer support. After purchase, our customer advocates handle post-sale coordination and assistance, including facilitating returns or exchanges under our seven-day return policy. As of March 31, 2026, customers rated us an average of 4.6 out of 5.0 from over 265,000 surveys on our website since inception, fostering repeat business and a strong referral network.

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the three months ended March 31, 2026, the number of vehicles we sold to retail customers increased by 40.0% to 187,393, compared to 133,898 in the three months ended March 31, 2025.

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

We continue to prioritize efficient growth in retail units sold, absent any material changes in macroeconomic conditions. To prioritize growth, we are pursuing investments in technology and infrastructure, while simultaneously maintaining our focus on efficiency gains and profitability. This includes continued investment in our vehicle acquisition, reconditioning and logistics network, as well as partnerships, product development, and engineering to deliver customers a best-in-class experience.

Revenue and Gross Profit

We generate revenue on retail units sold from four primary sources: the sale of the retail vehicles, wholesale sales of vehicles we acquire from customers, including sales through our wholesale marketplace, gains on the sales of loans originated to finance the vehicles, and sales of complementary products.

Our largest source of revenue, retail vehicle sales, totaled $4.8 billion and $3.0 billion during the three months ended March 31, 2026 and 2025, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate a majority of gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. Retail vehicle sales also include shipping and delivery fees and service revenue from retail marketplace transactions, which are retail marketplace partner vehicles sold to customers through Carvana, that, depending on the structure of the partnership, may receive net revenue treatment.

Wholesale sales and revenues include sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. We also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $1.1 billion and $863 million during the three months ended March 31, 2026 and 2025. We generally expect wholesale sales to trend proportionately with retail units sold through inventory we acquire via trade-ins and from customers who wish to sell us a car independent of a retail sale and with the movement of wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate and sales commissions on complementary products such as VSCs, GAP waiver coverage, and auto insurance totaled $526 million and $389 million during the three months ended March 31, 2026 and 2025, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and complementary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

Our highest priority continues to be providing exceptional customer experiences while making effective use of our infrastructure to support efficient growth in retail units sold. We believe there are three fundamental drivers supporting our growth, each of which strengthens the other, which we believe creates a compounding cycle with scale:

•Continuously improving our customer offering. We continue to work on enhancing our customer offering by further integrating our technology and operations to deliver better customer experiences. Our AI-powered tools are designed to enable more customers to complete the entire buying or selling process without speaking to an advocate until vehicle delivery or pickup, which has reduced average calls per sale and driven higher conversion rates and Net Promoter Scores. When customers do choose to interact with an advocate, our technology equips the advocate with the most relevant and personalized information. Going forward, we intend to continue to refine and enhance our customer-facing and advocate-facing technology to make buying from or selling to Carvana intuitive and convenient.
•Increasing awareness, understanding, and trust of our brand. We continue to focus on expanding awareness, understanding, and trust of our brand through investments in advertising and new campaigns to expand our reach and educate customers. High-quality, efficiently-deployed advertising campaigns are essential to brand building, and we believe delivering great experiences to more customers over time will further compound this effect.
•Increasing inventory selection and other benefits of scale. We continue to work on improving selection and leveraging benefits of scale by increasing production capacity within our infrastructure. By growing inventory pools across geographies, we are able to put more cars closer to more customers to shorten average delivery times and increase the share of customers with access to same-day or next-day delivery. We plan to continue expanding production capacity through integrating retail production lines at additional ADESA facilities, increasing staffing at existing facilities, building new lines at ADESA facilities, and eventually building new greenfield production locations.

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

Effects of Geopolitical Events and Tariffs

The global trade environment is uncertain and rapidly evolving. We are continuing to monitor developments, including the conflict involving Iran, changes in tariff and trade policies, and the potential effects of these events on our industry and the broader economy. In particular, sustained increases in gasoline prices, including as a result of the conflict in Iran, could further pressure consumer disposable income and reduce their ability to purchase vehicles, while also increasing our transportation and logistics costs. For the three months ended March 31, 2026, these events did not materially impact our financial or operating results.

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

Key Operating Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our progress and make strategic decisions. Our key operating metrics reflect the key drivers of our growth, including increasing brand awareness and enhancing the selection of vehicles we make available to our customers. Our key operating metrics also demonstrate our ability to translate these drivers into retail sales and to monetize these retail sales through a variety of product offerings.

	Three Months Ended March 31,
	2026	2025
Retail units sold	187,393	133,898
Average monthly unique visitors (in thousands)	21,422	17,421
Total website units	70,600	53,707
Total gross profit per unit	$6,783	$6,938
Total gross profit per unit, non-GAAP	$6,911	$7,140

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

Total Gross Profit per Unit, Non-GAAP

We define total gross profit per unit, non-GAAP as the aggregate gross profit, non-GAAP in a given period, divided by retail units sold in that period. Gross profit, non-GAAP is defined as gross profit plus depreciation and amortization expense in cost of sales, share-based compensation expense in cost of sales, minus revenue related to warrants to acquire common stock of other entities (the "Warrants") as discussed in Note 17 — Fair Value of Financial Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q. Refer to "Non-GAAP Financial Measures" for more information, including the reconciliation of non-GAAP financial measures to the most directly comparable financial measures under generally accepted accounting principles in the United States ("GAAP").

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

Wholesale Sales and Revenues

Wholesale sales and revenues include the aggregate proceeds we receive on vehicles we acquire and sell to wholesalers and wholesale marketplace revenues. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade in their existing vehicles when making a purchase from us. Factors affecting wholesale sales and revenues include the number of wholesale units sold and the average wholesale selling price of these vehicles, and macroeconomic conditions, including those that could arise from the global trade and geopolitical environment. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market, including the level of depreciation in the wholesale vehicle market. Wholesale sales and revenues include aggregate proceeds we receive on vehicles sold to DriveTime through competitive online auctions that are managed by an unrelated third party and through the Company's wholesale marketplace platform. Wholesale marketplace revenues include fees paid by third parties related to the sale of wholesale marketplace units by third-party sellers or Carvana to buyers through our wholesale marketplace platform, including auction fees and related services revenue.

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

Results of Operations

	Three Months Ended March 31,
	2026	2025	Change

	(dollars in millions, except per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$4,828	$2,980	62.0%
Wholesale sales and revenues (1)	1,078	863	24.9%
Other sales and revenues (2)	526	389	35.2%
Total net sales and operating revenues	$6,432	$4,232	52.0%
Gross profit:
Retail vehicle gross profit	$593	$429	38.2%
Wholesale gross profit (1)	152	111	36.9%
Other gross profit (2)	526	389	35.2%
Total gross profit	$1,271	$929	36.8%
Unit sales information:
Retail vehicle unit sales	187,393	133,898	40.0%
Wholesale vehicle unit sales	83,574	63,454	31.7%
Per unit revenue:
Retail vehicles	$25,764	$22,256	15.8%
Wholesale vehicles (3)	$10,338	$9,865	4.8%
Per retail unit gross profit:
Retail vehicle gross profit	$3,165	$3,204	(1.2)%
Wholesale gross profit	811	829	(2.2)%
Other gross profit	2,807	2,905	(3.4)%
Total gross profit	$6,783	$6,938	(2.2)%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (4)	$1,328	$1,009	31.6%

(1) Includes $13 and $8, respectively, of wholesale sales and revenues from related parties.
(2) Includes $114 and $72, respectively, of other sales and revenues from related parties.
(3) Excludes wholesale marketplace revenues and wholesale marketplace units transacted.
(4) Excludes wholesale marketplace gross profit and wholesale marketplace units transacted.

Retail Vehicle Sales

Three months ended March 31, 2026 versus 2025. Retail vehicle sales increased by $1.8 billion to $4.8 billion during the three months ended March 31, 2026, compared to $3.0 billion during the three months ended March 31, 2025. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 187,393 from 133,898 during the three months ended March 31, 2026 and 2025, respectively, and an increase in retail revenue per retail unit sold to $25,764 from $22,256 in the prior year, primarily due to lower retail marketplace units sold as a share of total retail units sold.

Wholesale Sales and Revenues

Three months ended March 31, 2026 versus 2025. Wholesale sales and revenues increased by $215 million to $1.1 billion during the three months ended March 31, 2026, compared to $863 million during the three months ended March 31, 2025. The increase in revenue was primarily due to an increase in the number of wholesale units sold to 83,574 from 63,454 during the three months ended March 31, 2026 and 2025, respectively, driven by an increase in overall vehicle acquisitions compared to the prior year, partially offset by a decrease in wholesale marketplace revenues.

Other Sales and Revenues

Three months ended March 31, 2026 versus 2025. Other sales and revenues increased by $137 million to $526 million during the three months ended March 31, 2026, compared to $389 million during the three months ended March 31, 2025. The increase in revenue was primarily due to an increase in gain on loan sales as a result of increased retail units sold and loan sale volume, partially offset by lower loan sale spreads, and to higher VSC conversion rates during the three months ended March 31, 2026.

Retail Vehicle Gross Profit

Three months ended March 31, 2026 versus 2025. Retail vehicle gross profit increased by $164 million to $593 million during the three months ended March 31, 2026, compared to $429 million during the three months ended March 31, 2025. This increase was driven primarily by an increase in the number of retail vehicles sold to 187,393 from 133,898 during the three months ended March 31, 2026 and 2025, respectively, partially offset by a $39 decrease in retail vehicle gross profit per unit.

Wholesale Gross Profit

Three months ended March 31, 2026 versus 2025. Wholesale gross profit increased by $41 million to $152 million during the three months ended March 31, 2026, compared to $111 million during the three months ended March 31, 2025. This increase was primarily driven by an increase in wholesale units sold to 83,574 from 63,454 during the three months ended March 31, 2026 and 2025, respectively, along with an increase in wholesale vehicle gross profit per wholesale unit to $1,328 from $1,009, respectively, partially offset by a decrease in wholesale marketplace gross profit. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in wholesale vehicle gross profit per wholesale unit was primarily a result of lower vehicle acquisition costs relative to sales prices during the three months ended March 31, 2026.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended March 31,
	2026	2025

	(in millions)
Compensation and benefits (1)	$245	$199
Advertising	118	72
Market occupancy (2)	19	16
Logistics (3)	48	37
Other (4)	260	211
Total	$690	$535

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
(2) Market occupancy costs include occupancy costs of our vending machine and hubs. It excludes occupancy costs related to reconditioning vehicles which are included in cost of sales and the portion related to corporate occupancy which are included in other costs.
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

Selling, general and administrative expenses increased by $155 million to $690 million during the three months ended March 31, 2026, compared to $535 million during the three months ended March 31, 2025, primarily due to higher retail units sold which drove increases in employee headcount, advertising, market occupancy, logistics, limited warranty, and title and registration.

Interest Expense, Net

Interest expense, net decreased by $40 million to $99 million during the three months ended March 31, 2026 compared to $139 million during the three months ended March 31, 2025, primarily due to lower interest on the Senior Secured Notes as a result of the repurchases and redemption of the 2028 Senior Secured Notes and the lower cash interest rate on the 2031 Senior Secured Notes.

Loss on Debt Extinguishment

There were no debt extinguishments during the three months ended March 31, 2026. Loss on debt extinguishment was $2 million during the three months ended March 31, 2025 due to the repurchase of $52 million of principal amount of 2028 Senior Secured Notes in the open market for $55 million, which included less than $1 million of accrued interest and pro-rata write-offs of unamortized debt issuance costs and unamortized premium.

Other Expense (Income), Net

Other expense (income), net was expense of $41 million during the three months ended March 31, 2026 and was primarily due to a $42 million decrease in the fair value of Warrants, compared to income of $122 million during the three months ended March 31, 2025 which was primarily due to a $158 million increase in the fair value of Warrants, partially offset by a $40 million TRA expense.

Income Tax Provision

Income tax provision was $36 million and $2 million during the three months ended March 31, 2026 and 2025, respectively. Effective tax rates were 8.1% and 0.5% during the three months ended March 31, 2026 and 2025, respectively. Our tax provision for interim periods is determined by using an estimated annual effective tax rate based on anticipated blended federal and state income tax rates, adjusted for discrete items arising in that quarter. Each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The increase in our effective tax rate was primarily due to the impact of releasing the valuation allowance on our deferred tax assets in the fourth quarter of 2025. Our effective tax rate for the three months ended March 31, 2026 differed from the expected U.S. federal statutory rate of 21% primarily due to income attributable to non-controlling interests and excess tax benefits related to stock-based compensation.

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

Adjusted EBITDA is defined as net income plus (minus) income tax provision, interest expense, net, other operating expense, net, other expense (income), net, depreciation and amortization expense in cost of sales and SG&A expenses, share-based compensation expense in cost of sales and SG&A expenses, and loss on debt extinguishment, minus revenue related to our Warrants. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of total revenues.

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

A reconciliation of Adjusted EBITDA to net income, Gross profit, non-GAAP to gross profit, and SG&A expenses, non-GAAP to SG&A expenses, which are the most directly comparable GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A expenses per retail unit, non-GAAP is as follows:

	Three Months Ended March 31,
	2026	2025

	(dollars in millions, except per unit amounts)
Net income	$405	$373
Income tax provision	36	2
Interest expense, net	99	139
Other operating expense, net	—	—
Other expense (income), net	41	(122)
Depreciation and amortization expense in cost of sales	28	31
Depreciation and amortization expense in SG&A expenses	41	42
Share-based compensation expense in cost of sales	1	1
Share-based compensation expense in SG&A expenses	26	25
Warrant revenue	(5)	(5)
Loss on debt extinguishment	—	2
Adjusted EBITDA	$672	$488

Total revenues	$6,432	$4,232
Net income margin	6.3%	8.8%
Adjusted EBITDA margin	10.4%	11.5%

Gross profit	$1,271	$929
Depreciation and amortization expense in cost of sales	28	31
Share-based compensation expense in cost of sales	1	1
Warrant revenue	(5)	(5)
Gross profit, non-GAAP	$1,295	$956

Retail vehicle unit sales	187,393	133,898
Total gross profit per retail unit	$6,783	$6,938
Total gross profit per retail unit, non-GAAP	$6,911	$7,140

SG&A expenses	$690	$535
Depreciation and amortization expense in SG&A expenses	41	42
Share-based compensation expense in SG&A expenses	26	25
SG&A expenses, non-GAAP	$623	$468

Retail vehicle unit sales	187,393	133,898
Total SG&A expenses per retail unit	$3,682	$3,996
Total SG&A expenses per retail unit, non-GAAP	$3,325	$3,495

Liquidity and Capital Resources

General

We generate cash from the sale of retail vehicles, wholesale vehicles, loans we originate, VSCs, other complementary products, and auction services. We generate additional cash flows through our financing activities including our short-term revolving inventory and finance receivable facilities, equipment financing, the issuance of debt securities, and new issuances of equity. We expect to fund growth and expansion primarily through cash generated from operating activities, while retaining the option to utilize financing activities as a supplemental source if desired. We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months.

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts in the long-term depends on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which are beyond our control. Our future capital requirements depend on many factors, including our ability to generate cash from operating activities, our ability to refinance indebtedness, our ability to obtain supplemental liquidity through debt, equity, including the issuance of equity pursuant to our ATM Program, if used, strategic relationships or other arrangements on terms available or acceptable to us, our rate of revenue growth, our build-outs of ADESA auction sites to provide IRC capabilities, the timing and extent of our spending to support our technology and software development efforts, and our advertising spend. If we need to obtain supplemental liquidity, there can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future.

Liquidity Resources

We consider our total liquidity resources as an input into our planning. Our total liquidity potential is composed of cash and cash equivalents, availability under existing short-term revolving credit facilities, additional capacity under the indentures governing our Senior Secured Notes, and additional unpledged securities that can be financed using traditional asset-based financing. We had the following total liquidity resources available as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(in millions)
Cash and cash equivalents	$2,410	$2,327
Availability under short-term revolving facilities	2,144	2,052
Committed liquidity resources available	$4,554	$4,379
Super senior debt capacity	1,500	1,500
Pari passu senior debt capacity	750	750
Unpledged beneficial interests in securitizations	106	110
Total liquidity resources	$6,910	$6,739

Cash and cash equivalents includes cash deposits and highly liquid investment instruments with original maturities of three months or less, such as money market funds.

Availability under short-term revolving facilities is the available amount we can borrow under the Floor Plan Facility and Finance Receivable Facilities based on the value of pledgeable vehicle inventory and finance receivables on our balance sheet as of period end.

As of March 31, 2026 and December 31, 2025, the short-term revolving facilities had a total commitment of $5.1 billion and $5.0 billion, respectively, an outstanding balance of $79 million and $58 million, respectively, and unused capacity of $5.0 billion and $4.9 billion, respectively.

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

To optimize our cost of capital, in any given period we may choose not to maximize borrowings on our short-term revolving facilities or maximize revolving commitment size; and we may also choose to retain beneficial interests in securitizations for varying amounts of time. This has the benefit of reducing interest expense and debt issuance costs and providing flexibility to minimize financing costs over time.

As of each of March 31, 2026 and December 31, 2025, our outstanding principal amount of indebtedness was $5.0 billion. See Note 9 — Debt Instruments included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for a detailed summary of our outstanding debt and further information on our debt.

We maintain several finance receivable sale arrangements to support the monetization of loans we originate. As of March 31, 2026 and December 31, 2025, we had $3.3 billion and $4.9 billion, respectively, of unused capacity under the Ally MPSA and $9.9 billion and $11.3 billion, respectively, of unused capacity under fixed pool loan purchase agreements with independent third parties. See Note 7 — Finance Receivable Sale Agreements of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further details.

In the ordinary course of business, we sponsor and engage in securitization transactions to sell our finance receivables to a diverse pool of investors. We are exposed to market risk in the securitization market. See Note 8 — Securitizations and Variable Interest Entities of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further details regarding our transactions with unconsolidated variable interest entities.

As of March 31, 2026, $461 million of registered aggregate offering price remained available to be sold under the ATM Program. See Note 10 — Stockholders' Equity of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further details regarding the ATM Program. There can be no assurance that we will sell further shares of Class A common stock through the ATM Program.

Subject to the restrictions in the indentures governing the Senior Secured and Unsecured Notes, we or our affiliates have and may again, at any time, and from time to time, repurchase or redeem shares of our Class A common stock, our Senior Notes, or any other securities we may issue, from time to time, in open market transactions, privately negotiated transactions, in exchange for property or other securities or otherwise. Any additional repurchase or redemption decisions will be made after consideration of market conditions and liquidity needs. However, there is no guarantee that a repurchase or redemption will take place. See Note 9 — Debt Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further details.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Net cash provided by operating activities	$107	$232
Net cash used in investing activities	(31)	(35)
Net cash provided by (used in) financing activities	7	(53)
Net increase in cash, cash equivalents and restricted cash	83	144
Cash, cash equivalents and restricted cash at beginning of period	2,429	1,760
Cash, cash equivalents and restricted cash at end of period	$2,512	$1,904

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, VSCs, other complementary products, and auction services. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and advertising. Cash provided by operating activities was $107 million and $232 million during the three months ended March 31, 2026 and 2025, respectively, a decrease in cash provided by operating activities of $125 million, primarily due to an investment in vehicle inventory as we grow retail unit sales and acquire more vehicles from customers, partially offset by an increase in accounts payable and accrued liabilities also driven by the increase in retail unit sales and production during the three months ended March 31, 2026.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment. Cash used in investing activities was $31 million and $35 million during the three months ended March 31, 2026 and 2025, respectively, a decrease in cash used in investing activities of $4 million, and was primarily due to higher principal payments of beneficial interests in securitizations and lower payments made for acquisitions, partially offset by an increase in purchases of property and equipment.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including proceeds from and payments on our short-term revolving facilities. Cash provided by and used in financing activities was $7 million and $53 million during the three months ended March 31, 2026 and 2025, respectively, an increase of $60 million, primarily due to lower repayments of long-term debt during the three months ended March 31, 2026 due to the repurchase and cancellation of $52 million of principal amount of 2028 Senior Secured Notes in the open market for $55 million during the three months ended March 31, 2025.

Contractual Obligations and Commitments

As of March 31, 2026, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 18, 2026.

Fair Value Measurements

We report money market securities, certain receivables, warrants to acquire common stock and beneficial interests in securitizations at fair value. See Note 17 — Fair Value of Financial Instruments, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 18, 2026.

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
•future financial position;
•expectations and plans regarding our business strategy and drivers supporting growth;
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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues, including the effects of tariffs and trade restrictions, the U.S. government shutdown, and the conflict in Iran;
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
•the fluctuating trading price of our Class A common stock;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K, filed on February 18, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding our risk factors is disclosed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, filed on February 18, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended March 31, 2026, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain LLC Unitholders exchanged 33 thousand LLC Units for 26 thousand newly issued shares of Class A common stock. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections

On February 20, 2026, Ira Platt, a member of the Company's board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Platt's 10b5-1 Plan provides for the potential sale of up to 10,027 shares of Class A common stock between the first potential sale date of May 22, 2026 and the expiration of the 10b5-1 Plan on February 15, 2027.

On February 27, 2026, Daniel Gill, the Company's Chief Product Officer, modified his previously disclosed 10b5-1 Plan, entered into on December 13, 2024. Mr. Gill's amended 10b5-1 Plan provides for the potential sale of up to 389,747 shares of Class A common stock, including shares obtained from the exercise of vested stock options and shares obtained from the conversion of Carvana Group, LLC Class B common units into shares of Class A common stock, between the first potential sale date of May 29, 2026 and the expiration of the 10b5-1 Plan on December 31, 2028.

On March 11, 2026, Dan Quayle, a member of the Company's board of directors, entered into a 10b5-1 Plan that provides for the sale of up to 8,714 shares of Class A common stock, including shares obtained from the exercise of vested stock options, between the first potential sale date of June 10, 2026 and the expiration of the 10b5-1 Plan on April 26, 2027.

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

Date:	April 29, 2026	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)