Form 10-Q
period 2026-06-30
CARVANA CO.
filed 2026-07-29
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of July 27, 2026, the registrant had 719,916,415 shares of Class A common stock outstanding and 380,547,355 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,630	$2,327
Restricted cash	113	102
Accounts receivable, net	377	245
Finance receivables held for sale, net	921	813
Vehicle inventory	3,263	2,408
Beneficial interests in securitizations	502	486
Other current assets, including $7 and $5, respectively, due from related parties	200	168
Total current assets	8,006	6,549
Property and equipment, net	2,859	2,814
Operating lease right-of-use assets, including $5 and $6, respectively, from leases with related parties	425	443
Intangible assets, net	53	47
Goodwill	12	10
Deferred tax assets	2,968	3,064
Other assets	229	274
Total assets	$14,552	$13,201
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $33 and $21, respectively, due to related parties	$1,461	$1,100
Short-term revolving facilities	126	58
Current portion of long-term debt	256	227
Other current liabilities, including $78 and $31, respectively, due to related parties	196	134
Total current liabilities	2,039	1,519
Long-term debt, excluding current portion	4,854	4,830
Operating lease liabilities, excluding current portion, including $4 and $5, respectively, from leases with related parties	385	406
Tax receivable agreement liability, including $1,645 and $1,721, respectively, due to related parties	2,130	2,228
Other liabilities	6	15
Total liabilities	9,414	8,998
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of each of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.001 par value - 2,500,000 shares authorized; 718,978 and 711,148 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.001 par value - 625,000 shares authorized; 380,547 shares issued and outstanding as of each of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	3,476	3,449
Retained earnings (accumulated deficit)	551	(9)
Total stockholders' equity attributable to Carvana Co.	4,028	3,441
Non-controlling interests	1,110	762
Total stockholders' equity	5,138	4,203
Total liabilities & stockholders' equity	$14,552	$13,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales and operating revenues:
Retail vehicle sales, net	$5,507	$3,405	$10,335	$6,385
Wholesale sales and revenues, including $13, $9, $26 and $17, respectively, from related parties	1,343	1,024	2,421	1,887
Other sales and revenues, including $117, $83, $231 and $155, respectively, from related parties	526	411	1,052	800
Net sales and operating revenues	7,376	4,840	13,808	9,072
Cost of sales, including $4, $4, $9 and $7, respectively, to related parties	5,992	3,776	11,153	7,079
Gross profit	1,384	1,064	2,655	1,993
Selling, general and administrative expenses, including $12, $8, $22 and $15, respectively, to related parties	704	551	1,394	1,086
Other operating expense, net	—	2	—	2
Operating income	680	511	1,261	905
Interest expense, net	101	143	200	282
Loss on debt extinguishment	—	—	—	2
Other expense (income), net	—	60	41	(62)
Net income before income taxes	579	308	1,020	683
Income tax provision	66	—	102	2
Net income	513	308	918	681
Net income attributable to non-controlling interests	203	125	358	282
Net income attributable to Carvana Co.	$310	$183	$560	$399

Net earnings per share of Class A common stock - basic	$0.43	$0.27	$0.78	$0.59
Net earnings per share of Class A common stock - diluted	$0.42	$0.26	$0.76	$0.56

Weighted-average shares of Class A common stock outstanding - basic	717,691	677,070	715,728	673,699
Weighted-average shares of Class A common stock outstanding - diluted	739,960	716,153	740,174	714,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2024	666,354	$1	395,597	$—	$2,675	$(1,416)	$115	$1,375
Net income	—	—	—	—	—	216	157	373
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	273	—	—	—	1	—	(1)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	(2)	(2)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	3	—	—	3
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(3)	—	—	(3)
Issuance of Class A common stock to settle vested RSUs	4,629	—	—	—	—	—	—	—
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(4)	—	—	(4)
Options exercised	738	—	—	—	5	—	—	5
Equity-based compensation	—	—	—	—	26	—	—	26
Balance, March 31, 2025	671,994	$1	395,597	$—	$2,703	$(1,200)	$269	$1,773
Net income	—	—	—	—	—	183	125	308
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	4,080	—	(3,275)	—	5	—	(5)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	(2)	(2)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	64	—	—	64
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(64)	—	—	(64)
Issuance of Class A common stock to settle vested RSUs	3,476	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	15	—	—	—	1	—	—	1
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(9)	—	—	(9)
Options exercised	2,925	—	—	—	16	—	—	16
Equity-based compensation	—	—	—	—	30	—	—	30
Balance, June 30, 2025	682,490	$1	392,322	$—	$2,746	$(1,017)	$387	$2,117

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2025	711,148	$1	380,547	$—	$3,449	$(9)	$762	$4,203
Net income	—	—	—	—	—	250	155	405
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	133	—	—	—	3	—	(3)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	(2)	(2)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	2	—	—	2
Issuance of Class A common stock to settle vested RSUs	3,315	—	—	—	—	—	—	—
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(8)	—	—	(8)
Options exercised	423	—	—	—	1	—	—	1
Equity-based compensation	—	—	—	—	31	—	—	31
Balance, March 31, 2026	715,019	$1	380,547	$—	$3,478	$241	$912	$4,632
Net income	—	—	—	—	—	310	203	513
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	—	—	—	—	3	—	(3)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	(2)	(2)
Issuance of Class A common stock to settle vested RSUs	3,566	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	22	—	—	—	2	—	—	2
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(36)	—	—	(36)
Options exercised	371	—	—	—	1	—	—	1
Equity-based compensation	—	—	—	—	28	—	—	28
Balance, June 30, 2026	718,978	$1	380,547	$—	$3,476	$551	$1,110	$5,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$918	$681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	138	141
Equity-based compensation expense	51	50
Deferred income taxes	98	(2)
Tax receivable agreement expense	1	65
Loss on disposal of property and equipment	—	2
Loss on debt extinguishment	—	2
Payment-in-kind interest expense	—	146
Provision for bad debt and valuation allowance	7	10
Amortization of debt issuance costs	7	3
Unrealized loss (gain) on warrants to acquire common stock	45	(123)
Unrealized gain on beneficial interests in securitizations	(5)	(4)
Changes in finance receivable related assets:
Originations of finance receivables	(9,005)	(5,746)
Proceeds from sale of finance receivables, net	9,323	5,916
Gain on loan sales	(703)	(547)
Principal payments received on finance receivables held for sale	125	117
Other changes in assets and liabilities:
Vehicle inventory	(833)	(404)
Accounts receivable	(137)	(22)
Other assets	(35)	(50)
Accounts payable and accrued liabilities	362	36
Operating lease right-of-use assets	18	10
Operating lease liabilities	(20)	(9)
Other liabilities	(10)	(11)
Net cash provided by operating activities	345	261
Cash Flows from Investing Activities:
Purchases of property and equipment	(102)	(58)
Proceeds from disposal of property and equipment	2	1
Payments for acquisitions, net of cash acquired	(40)	(24)
Principal payments received on and proceeds from sale of beneficial interests	57	27
Net cash used in investing activities	(83)	(54)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	2,408	2,136
Payments on short-term revolving facilities	(2,340)	(2,131)
Proceeds from issuance of long-term debt	108	79
Payments on long-term debt	(41)	(98)
Payments of debt issuance costs	(2)	(11)
Payments of tax made on behalf of non-controlling members	(4)	(4)
Tax receivable agreement payments	(37)	(17)
Proceeds from equity-based compensation plans	4	22
Tax withholdings related to RSUs	(44)	(13)
Net cash provided by (used in) financing activities	52	(37)
Net increase in cash, cash equivalents and restricted cash	314	170
Cash, cash equivalents, and restricted cash at beginning of period	2,429	1,760
Cash, cash equivalents, and restricted cash at end of period	$2,743	$1,930

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

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs, and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of June 30, 2026, Carvana Co. owned approximately 65.0% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 35.0%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2026, results of operations, changes in stockholders' equity, and cash flows for the three and six months ended June 30, 2026 and 2025. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

As discussed in Note 1 — Business Organization, Carvana Group is considered a VIE and Carvana Co. consolidates its financial results due to the determination that it is the primary beneficiary. All intercompany balances and transactions have been eliminated.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Stock Split

On May 5, 2026, the Company's stockholders approved a five-for-one forward stock split of the Company's Class A common stock and Class B common stock (the "Stock Split"), which was effected on May 8, 2026 through the filing of a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation. Stockholders of record as of May 6, 2026 received four additional shares of Class A common stock or Class B common stock, as applicable, for each share held. In connection with the Stock Split, the number of authorized shares of Class A common stock increased from 500 million to 2.5 billion and the number of authorized shares of Class B common stock increased from 125 million to 625 million. The par value of $0.001 per share was not adjusted and an amount equal to the par value of the additional shares resulting from the Stock Split was reclassified from additional paid-in capital to common stock. All share and per share data throughout this Quarterly Report on Form 10-Q, including weighted-average shares outstanding, earnings per share, equity-based compensation awards, and LLC unit participation thresholds, have been retroactively adjusted to give effect to the Stock Split for all periods presented.

Liquidity

Historically, the Company's capital and liquidity needs have been primarily satisfied through its debt and equity financings, operating cash flows, and short-term revolving facilities. During the three months ended June 30, 2026, the Company entered into a new short-term revolving credit facility to fund certain finance receivables originated by the Company through November 2027. Management believes that current working capital, cash flows from operations, and expected continued or new financing arrangements will be sufficient to fund operations for at least one year from the financial statement issuance date.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Segment information for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Net sales and operating revenues	$7,376	$4,840	$13,808	$9,072
Cost of sales	5,992	3,776	11,153	7,079
Gross profit	1,384	1,064	2,655	1,993
Compensation and benefits	237	201	482	400
Advertising	121	84	239	156
Market occupancy	18	16	37	32
Logistics	54	38	102	75
Other (1)	274	212	534	423
Other operating expense, net	—	2	—	2
Operating income	680	511	1,261	905
Interest expense, net	101	143	200	282
Loss on debt extinguishment	—	—	—	2
Other expense (income), net	—	60	41	(62)
Net income before income taxes	579	308	1,020	683
Income tax provision	66	—	102	2
Net income	$513	$308	$918	$681

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(in millions)
Land and site improvements	$1,372	$1,365
Buildings and improvements	1,504	1,467
Transportation fleet	690	636
Software	378	356
Furniture, fixtures, and equipment	188	178
Total property and equipment excluding construction in progress	4,132	4,002
Less: accumulated depreciation and amortization on property and equipment	(1,379)	(1,250)
Property and equipment excluding construction in progress, net	2,753	2,752
Construction in progress	106	62
Property and equipment, net	$2,859	$2,814

Depreciation and amortization expense on property and equipment in cost of sales was $27 million during each of the three months ended June 30, 2026 and 2025. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $40 million and $37 million during the three months ended June 30, 2026 and 2025, respectively.

Depreciation and amortization expense on property and equipment in cost of sales was $55 million and $58 million during the six months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $79 million and $74 million during the six months ended June 30, 2026 and 2025, respectively.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS, NET

During the six months ended June 30, 2026, the Company separately acquired two franchise dealerships for total purchase consideration of $40 million, comprised of $19 million in cash and $21 million in trade vehicle floor plan payables. The purchase price was allocated to net tangible assets of $29 million, indefinite-lived franchise rights of $9 million, and goodwill of $2 million. The acquisitions were not material to the Company's financial condition or results of operations.

The following table summarizes goodwill and intangible assets, net as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(in millions)
Customer relationships	$50	$50
Developed technology	31	31
Franchise rights	36	27
Intangible assets, acquired cost	117	108
Less: accumulated amortization	(64)	(61)
Intangible assets, net	$53	$47

Goodwill	$12	$10

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expense was $2 million and $4 million during the three months ended June 30, 2026 and 2025, respectively, and $3 million and $9 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the remaining weighted-average amortization period for definite-lived intangible assets was 2.3 years. The anticipated annual amortization expense to be recognized in future years as of June 30, 2026 is as follows:

Expected Future Amortization
(in millions)
Remainder of 2026	$4
2027	5
2028	3
2029	2
2030	2
Thereafter	1
Total	$17

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(in millions)
Accounts payable, including $33 and $21, respectively, due to related parties	$391	$236
Trade floor plan payables	220	64
Reserve for returns and cancellations	156	121
Accrued interest expense	138	138
Sales taxes and vehicle licenses and fees	104	102
Accrued insurance	102	85
Accrued compensation and benefits	71	103
Customer deposits	59	51
Accrued advertising costs	38	31
Other accrued liabilities	182	169
Total accounts payable and accrued liabilities	$1,461	$1,100

In connection with the franchise dealership acquisitions in 2025, the Company entered into a Master Loan and Security Agreement (the "Trade Floor Plan Facility") with Stellantis Financial Services, Inc. ("SFS") to finance certain of its purchases of new vehicle inventory, and such financed inventory secures the Trade Floor Plan Facility. The line of credit under the Trade Floor Plan Facility is $300 million, allocated among sub-advance limits for each dealership location and type of vehicle inventory, and the interest rate is based on one-month term SOFR plus an applicable margin, which ranges from 2.25% to 3.25% depending on the relative amount of retail sales funded by SFS. Under the Trade Floor Plan Facility, repayment of amounts drawn for the purchase of a vehicle should generally be made within several days after selling or otherwise disposing of the vehicle. Outstanding principal balances related to vehicles held in inventory for more than 11 months are due in full on the first day of the 12th month after a vehicle was initially financed. Prepayments may be made without incurring a premium or penalty. The Trade Floor Plan Facility also requires monthly interest payments and a minimum $15 million restricted cash balance.

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were less than $1 million during each of the three months ended June 30, 2026 and 2025 and $1 million during each of the six months ended June 30, 2026 and 2025 allocated between inventory and selling, general and administrative expenses.

Office Leases

In December 2019, DriveTime purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to DriveTime's purchase. In connection with the purchase, DriveTime assumed that lease. The lease has an initial term of ten years expiring in 2029, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with DriveTime was less than $1 million during each of the three and six months ended June 30, 2026 and 2025.

Wholesale Vehicle Sales and Purchases

DriveTime purchases wholesale vehicles from the Company through competitive auctions that are open to other dealers. As a result, the Company recognized $10 million and $6 million of wholesale sales and revenues from DriveTime during the three months ended June 30, 2026 and 2025, respectively, and $21 million and $10 million during the six months ended June 30, 2026 and 2025, respectively. The Company purchased $4 million and $3 million of vehicles from DriveTime through competitive auctions that are open to other dealers during the three months ended June 30, 2026 and 2025, respectively, and $8 million and $6 million during the six months ended June 30, 2026 and 2025, respectively.

Wholesale Marketplace Revenues

DriveTime sells vehicles to, and purchases vehicles from, third parties and the Company through the Company's wholesale marketplace platform. These transactions occur through competitive auctions in which all registered buyers and sellers are able to bid on and purchase, or list and sell, wholesale vehicles. In addition, beginning in September 2023, certain auction locations generally provide customers, including DriveTime, with reconditioning services. As a result, the Company recognized $3 million of wholesale sales and revenues from DriveTime during each of the three months ended June 30, 2026 and 2025 and $5 million and $7 million during the six months ended June 30, 2026 and 2025, respectively. The Company recognized zero and less than $1 million of cost of sales to DriveTime related to reconditioning services during the three months ended June 30, 2026 and 2025, respectively, and zero and less than $1 million during the six months ended June 30, 2026 and 2025, respectively.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), most recently amended in April 2021, pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Master Dealer Agreement further allows the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the three months ended June 30, 2026 and 2025, the Company recognized $113 million and $81 million, respectively, and during the six months ended June 30, 2026 and 2025, the Company recognized $224 million and $151 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations, and payments for excess reserves to which it expects to be entitled, which are included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred $10 million and $6 million during the three months ended June 30, 2026 and 2025, respectively, and $17 million and $11 million during the six months ended June 30, 2026 and 2025, respectively, related to the administration of limited warranty.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). In December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). In March 2026, the Profit Sharing Agreement was amended to include additional vehicle service contracts. The Company recognized $4 million and $2 million in revenue during the three months ended June 30, 2026 and 2025, respectively, and $7 million and $4 million during the six months ended June 30, 2026 and 2025, respectively, under the Profit Sharing Agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $2 million and $1 million during the three months ended June 30, 2026 and 2025, respectively, and $4 million and $3 million during the six months ended June 30, 2026 and 2025, respectively, related to these services. The Company sold no finance receivables to DriveTime or any of its affiliates in each of the six months ended June 30, 2026 and 2025.

During the six months ended June 30, 2026 and 2025, DriveTime, as servicer, exercised its optional clean-up call on certain 2019, 2020, and 2021 securitization trusts. Optional clean-up calls are customary features of automobile securitization transactions and typically exercised when a loan pool has amortized down to a pre-determined percentage of its original balance. These clean-up calls resulted in the Company receiving zero during each of the three months ended June 30, 2026 and 2025 and less than $1 million and zero during the six months ended June 30, 2026 and 2025, respectively, attributable to its retained interests in such trusts at the time of exercise.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Company reimbursed DriveTime less than $1 million under this agreement during each of the three and six months ended June 30, 2026 and 2025.

Accounts Payable Due to Related Party

As of June 30, 2026 and December 31, 2025, $33 million and $21 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Tax Receivable Agreement Liability

As further discussed in Note 14 — Income Taxes, as of June 30, 2026 and December 31, 2025, the Company recorded a tax receivable agreement ("TRA") liability of $2.2 billion and $2.3 billion, respectively, of which $1.7 billion in both periods is due to related parties. Refer to Note 14 — Income Taxes for further discussion of the TRA. During the six months ended June 30, 2026 and 2025, the Company made TRA payments of $37 million and $17 million, respectively, of which $29 million and $13 million, respectively, was paid to related parties.

Tax Payments on Behalf of Non-Controlling Members

As further discussed in Note 14 — Income Taxes, as a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its allocable share held in Carvana Group. Nonetheless, many states require that partnerships make mandatory tax payments on behalf of members who are non-residents of the respective states. Accordingly, if Carvana Group generates taxable income and is required to remit income tax on behalf of its members, it will make payments to the states through composite tax returns and non-resident withholding. These payments are treated as distributions to the affected members because the amounts remitted are a payment of income tax on behalf of the affected members. During the three months ended June 30, 2026 and 2025, the Company made mandatory composite and non-resident withholding tax payments on behalf of non-controlling members of $2 million in each period, of which $2 million and $1 million, respectively, was paid on behalf of related parties. During the six months ended June 30, 2026 and 2025, the Company made mandatory composite and non-resident withholding tax payments on behalf of non-controlling members of $4 million in each period, of which $3 million in each period was paid on behalf of related parties.

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

On July 27, 2026, the Company and Ally amended the Ally MPSA to, among other things, increase the commitment by Ally to purchase up to $8.0 billion of principal balances of finance receivables between July 27, 2026 and July 26, 2027 on substantially similar terms as the preceding Ally MPSA.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
During the three months ended June 30, 2026 and 2025, the Company sold $2.1 billion and $1.2 billion, respectively, in principal balances of finance receivables under the Ally MPSA. During the six months ended June 30, 2026 and 2025, the Company sold $3.7 billion and $2.0 billion, respectively, in principal balances of finance receivables under the Ally MPSA, and had $1.2 billion of unused capacity as of June 30, 2026.

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

During the three months ended June 30, 2026 and 2025, the Company sold $1.10 billion and $0.7 billion, respectively, in principal balances of finance receivables through securitization transactions. During the six months ended June 30, 2026 and 2025, the Company sold $2.15 billion and $1.6 billion, respectively, in principal balances of finance receivables through securitization transactions.

Fixed Pool Loan Sales

During the year ended December 31, 2025, the Company entered into three separate definitive loan purchase agreements with three separate independent, third-party purchasers for the sale of up to a total of $12 billion of principal balance of finance receivables through the fourth quarter of 2027. These agreements formalized existing relationships with loan purchasers and establish defined expectations for loan sale volume and sale procedures throughout the respective agreement periods.

During the three months ended June 30, 2026 and 2025, the Company completed fixed pool loan sales of $1.5 billion and $1.2 billion, respectively, in principal balances of finance receivables to unrelated third parties. During the six months ended June 30, 2026 and 2025, the Company completed fixed pool loan sales of $2.9 billion and $2.0 billion, respectively, in principal balances of finance receivables to unrelated third parties and had $8.7 billion of unused capacity as of June 30, 2026.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $349 million and $274 million during the three months ended June 30, 2026 and 2025, respectively, and $703 million and $547 million during the six months ended June 30, 2026 and 2025, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs, providing industry standard representations and warranties regarding the underlying finance receivables, and performing ministerial duties as the trust administrator. As of June 30, 2026, the Company was not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of June 30, 2026 and December 31, 2025 were $502 million and $486 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of June 30, 2026 and December 31, 2025.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at June 30, 2026 and December 31, 2025. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	June 30, 2026		December 31, 2025
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$398	$398	$378	$378
Certificates and other assets	104	104	108	108
Total unconsolidated VIEs	$502	$502	$486	$486

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$398	$398	$376	$378
Certificates and other assets	109	104	116	108
Total securities available for sale	$507	$502	$492	$486

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 9 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 15 — Leases, as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025

	(in millions)
Asset-based financing:
Floor plan facility	$126	$58
Financing of beneficial interests in securitizations	396	374
Real estate financing	485	485
Transportation fleet financing	90	23
Total asset-based financing	1,097	940
Senior Secured Notes	3,929	3,929
Senior Unsecured Notes	107	107
Total debt	5,133	4,976
Less: current portion	(319)	(211)
Less: unamortized debt issuance costs (1)	(32)	(36)
Plus: unamortized premium (2)	17	18
Total included in long-term debt, net	$4,799	$4,747

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of June 30, 2026, the Company had $126 million outstanding under the Floor Plan Facility, unused capacity of $1.4 billion, and held $6 million in restricted cash related to the Floor Plan Facility. During the three months ended June 30, 2026, the Company's effective interest rate on the Floor Plan Facility was 4.44%.

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

In May 2026, the Company entered into an agreement pursuant to which a seventh lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company until November 8, 2027.

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of June 30, 2026 and December 31, 2025, the Company had zero outstanding under these Finance Receivable Facilities each period, unused capacity of $4.1 billion and $3.5 billion, respectively, and held less than $1 million and $2 million, respectively, in restricted cash related to these Finance Receivable Facilities. During the three months ended June 30, 2026, the Company's effective interest rate on these Finance Receivable Facilities was 5.69%. During the year ended December 31, 2025, the Company's effective interest rate on these Finance Receivable Facilities was 5.64%.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Long-Term Debt

Senior Secured Notes

The Company has issued various tranches of Senior Secured Notes (collectively, the "Senior Secured Notes") as further described below:

Senior Secured Notes	June 30, 2026	December 31, 2025	Cash Interest Rate

	(in millions, except percentages)
Notes due June 1, 2030 (the "2030 Senior Secured Notes")	$1,660	$1,660	9%
Notes due June 1, 2031 (the "2031 Senior Secured Notes")	2,269	2,269	9%
Total principal amount	$3,929	$3,929
Less: unamortized debt issuance costs	(26)	(29)
Plus: unamortized premium	17	18
Total Senior Secured debt	$3,920	$3,918

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

During the six months ended June 30, 2025, the Company repurchased $52 million of principal amount of the then outstanding 2028 Senior Secured Notes in the open market for $55 million, which included less than $1 million of accrued interest. The repurchased notes were canceled upon receipt. The repurchases are treated as an extinguishment of debt, with any realized discount (premium) recognized as a gain (loss) on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations, net of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium. As a result of the repurchases, during the six months ended June 30, 2025, the Company recognized a net loss on debt extinguishment of $2 million which included less than $1 million of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Unsecured Notes

The Company has issued various tranches of Senior Unsecured Notes (the "Senior Unsecured Notes") each under a separate indenture, as further described below:

Senior Unsecured Notes	June 30, 2026	December 31, 2025	Interest Rate

	(in millions, except percentages)
Notes due April 15, 2027 ("2027 Senior Unsecured Notes")	$32	$32	5.500%
Notes due October 1, 2028 ("2028 Senior Unsecured Notes")	22	22	5.875%
Notes due September 1, 2029 ("2029 Senior Unsecured Notes")	26	26	4.875%
Notes due May 1, 2030 ("2030 Senior Unsecured Notes")	27	27	10.250%
Total principal amount	107	107
Less: current portion	(32)	—
Less: unamortized debt issuance costs	—	(1)
Total included in long-term debt, net	$75	$106

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

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of June 30, 2026, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of both June 30, 2026 and December 31, 2025, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $482 million and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, the Company had pledged $396 million and $374 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from September 2026 to June 2033. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $393 million and $371 million as of June 30, 2026 and December 31, 2025, respectively, of which $146 million and $148 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, the outstanding liability under the Loan Agreement was $90 million and $23 million, respectively, of which $15 million and $4 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2026, the Company was in compliance with all debt covenants.

NOTE 10 — STOCKHOLDERS' EQUITY

Classes of Common Stock and LLC Units

On May 5, 2026, the Company's stockholders approved a five-for-one forward Stock Split of its issued and outstanding shares of Class A common stock and Class B common stock, as discussed in Note 2 — Summary of Significant Accounting Policies. Carvana Co.'s amended and restated certificate of incorporation, among other things, authorizes (i) 50 million shares of Preferred Stock, par value $0.01 per share, (ii) 2.5 billion shares of Class A common stock, par value $0.001 per share, and (iii) 625 million shares of Class B common stock, par value $0.001 per share. Each share of Class A common stock generally entitles its holder to one vote on all matters to be voted on by stockholders. Each share of Class B common stock held by the Garcia Parties generally entitles its holder to ten votes on all matters to be voted on by stockholders, for so long as the Garcia Parties maintain direct or indirect beneficial ownership of at least 25% of the outstanding shares of Carvana Co.'s Class A common stock determined on an as-exchanged basis assuming that all of the Class A Units were exchanged for Class A common stock. All other shares of Class B common stock generally entitle their holders to one vote per share on all matters to be voted on by stockholders. Holders of Class B common stock are not entitled to receive dividends and would not be entitled to receive any distributions upon the liquidation, dissolution or winding down of the Company. Holders of Class A and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law.

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

As of June 30, 2026 and December 31, 2025, there were 1.4 billion Class A Units and 8.1 million Class B Units in both periods (as adjusted for the participation thresholds and closing price of Class A common stock on June 30, 2026 and December 31, 2025), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

At-the-Market Offering

On July 19, 2023, the Company entered into a distribution agreement with Citigroup Global Markets Inc. and Moelis & Company LLC to establish an ATM Program, and on July 31, 2024, the Company refreshed the ATM Program by entering into an Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC. On February 19, 2025, the Company further refreshed the ATM Program by entering into a Second Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., and Virtu Americas LLC. Under the ATM Program, the Company could sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 105 million shares of Class A common stock (giving effect to the Stock Split), from time to time. As of June 30, 2026, $461 million of aggregate offering price remained available to be sold under the ATM Program. The Company has used the net proceeds from the ATM Program to purchase Class A Units. There can be no assurance that the Company will sell further shares of Class A common stock through the ATM Program.

There was no activity pursuant to the ATM Program during the three and six months ended June 30, 2026 and 2025.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The exchanges affected pursuant to the Exchange Agreement during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
LLC Units exchanged by certain LLC Unitholders	—	5,107	166	5,452
Shares of Class B common stock retired	—	3,275	—	3,275
Newly issued Class A common stock	—	4,080	133	4,353
LLC Units received by Carvana Co.	—	5,099	166	5,441

Class A Non-Convertible Preferred Units

In accordance with the Carvana Group, LLC amended and restated LLC Agreement, and in connection with the issuance of Senior Secured Notes or Senior Unsecured Notes by Carvana Co., Carvana Group, LLC is authorized to issue Class A Non-Convertible Preferred Units to Carvana Co. In each case, the consideration for the capital contribution made or deemed to have been made by Carvana Co. is equal to the net proceeds of notes issuances. As of June 30, 2026 and December 31, 2025, Carvana Co. held 4.0 million of Class A Non-Convertible Preferred Units in both periods.

When Carvana Co. makes payments on the Senior Unsecured Notes and Senior Secured Notes (collectively the "Senior Notes"), Carvana Group makes an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit is canceled and retired.

During the three and six months ended June 30, 2026, the Company did not cancel and retire or issue any Class A Non-Convertible Preferred Units. During the six months ended June 30, 2025, the Company canceled and retired 0.1 million of Class A Non-Convertible Preferred Units in conjunction with the repurchases of 2028 Senior Secured Notes and issued 0.1 million of Class A Non-Convertible Preferred Units in conjunction with the PIK interest payments the Company was required to make on February 15, 2025.

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

During the six months ended June 30, 2026 and 2025, the total adjustments related to exchanges of LLC Units and non-controlling interest related to restricted stock unit ("RSU") vesting and stock option ("NQSO") exercises were a decrease in

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
non-controlling interests and a corresponding increase in additional paid-in capital of $6 million during each period which have been included in exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises in the accompanying unaudited condensed consolidated statements of stockholders' equity.

As of June 30, 2026, Carvana Co. owned approximately 65.0% of Carvana Group with the LLC Unitholders owning the remaining 35.0%. The net income attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net income attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

	Six Months Ended June 30,
	2026	2025

	(in millions)
Transfers from non-controlling interests:
Increase as a result of exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	$6	$6
Total transfers from non-controlling interests	$6	$6

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Restricted Stock Units	$25	$26	$51	$47
Options	3	4	8	9
Total equity-based compensation	28	30	59	56
Equity-based compensation capitalized to property and equipment	(2)	(2)	(5)	(4)
Equity-based compensation capitalized to inventory	(1)	(1)	(2)	(2)
Equity-based compensation, net of capitalized amounts	$25	$27	$52	$50

During the three months ended June 30, 2026 and 2025, the Company capitalized $2 million during each period of equity-based compensation to property and equipment related to software development and $1 million each period to inventory related to reconditioning and inbound transportation of vehicles. During the six months ended June 30, 2026 and 2025, the Company capitalized $5 million and $4 million, respectively, of equity-based compensation to property and equipment related to software development and $2 million each period to inventory related to reconditioning and inbound transportation of vehicles.

Equity-based compensation expense in cost of sales was $1 million and less than $1 million during the three months ended June 30, 2026 and 2025, respectively, and $2 million and $1 million during the six months ended June 30, 2026 and 2025, respectively. Equity-based compensation expense in selling, general and administrative expense was $25 million during each of the three months ended June 30, 2026 and 2025 and $52 million and $50 million during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the total unrecognized equity-based compensation related to outstanding awards was $181 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2026 Omnibus Incentive Plan

On May 5, 2026, following stockholder approval at the Company's 2026 Annual Shareholder Meeting, the Company adopted the 2026 Omnibus Incentive Plan (the "2026 Incentive Plan") which superseded and replaced the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Pursuant to the terms of the 2026 Incentive Plan, no new awards have been made under the 2017 Incentive Plan since May 5, 2026, and no new awards will be made thereafter. However, the 2017 Incentive Plan remains in effect solely with respect to awards previously granted thereunder until such awards have been exercised, forfeited, canceled, or have otherwise expired or terminated in accordance with their terms. Any shares of Class A common stock that remained available for new awards under the 2017 Incentive Plan immediately prior to May 5, 2026 became available for issuance under the 2026 Incentive Plan. In addition, any shares underlying awards outstanding under the 2017 Incentive Plan that subsequently expire, are forfeited, or terminate without having been exercised or settled in full become available for issuance under the 2026 Incentive Plan. The number of shares authorized for issuance under the 2026 Incentive Plan is subject to an automatic annual increase of the lesser of two percent of the Company's outstanding Class A common stock or an amount determined by the Compensation and Nominating Committee of the Board. As of June 30, 2026, 99.2 million shares remained available for future equity-based award grants under the 2026 Incentive Plan.

Employee Stock Purchase Plan

In May 2021, the Company adopted an employee stock purchase plan (the "ESPP"), which went into effect on July 1, 2021. The ESPP allows substantially all employees, excluding members of senior management, to acquire shares of the Company's Class A common stock through payroll deductions over six-month offering periods, commencing on January 1 and July 1 of each year. The per share purchase price is equal to 90% of the fair market value of a share of the Company's Class A common stock on the last day of the offering period. Participant purchases are limited to maximums that may vary between $10,000 and $25,000 of stock per calendar year. The Company is authorized to grant up to 2.5 million shares of Class A common stock under the ESPP.

During the six months ended June 30, 2026 and 2025, the Company issued 22,094 and 15,440 shares of Class A common stock and as of June 30, 2026, 1.8 million shares of Class A common stock remained available for future issuance. During each of the three and six months ended June 30, 2026 and 2025, the Company recognized less than $1 million of equity-based compensation expense related to the ESPP.

Class A Units

During 2018, the Company granted certain employees Class A Units with service-based vesting over two- to four-year periods and a grant-date fair value of $3.72 per Class A Unit. The grantees entered into the Exchange Agreement under which each LLC Unitholder (and certain permitted transferees thereof) may receive shares of the Company's Class A common stock in exchange for their LLC Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting.

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and six months ended June 30, 2026 or 2025. As of June 30, 2026, outstanding Class B Units had participation thresholds between $0.00 to $2.40.

NOTE 13 — NET EARNINGS PER SHARE

Basic and diluted net earnings per share is computed by dividing the net earnings attributable to Class A common stockholders by the weighted-average shares of Class A common stock outstanding during the period. Diluted net earnings per

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
share is computed by giving effect to all potentially dilutive shares. Potentially dilutive shares have been excluded from the computation of diluted net earnings per share when their effect is anti-dilutive. Net earnings for all periods presented is attributable only to Class A common stockholders, due to no activity related to convertible preferred stock during those periods. All amounts have been adjusted to give retroactive effect to the Stock Split for all periods presented.

The following table presents the calculation of basic and diluted net earnings per share during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$513	$308	$918	$681
Net income attributable to non-controlling interests	203	125	358	282
Net income attributable to Carvana Co. Class A common stockholders - basic and diluted	$310	$183	$560	$399

Denominator:
Weighted-average shares of Class A common stock outstanding - basic	717,691	677,070	715,728	673,699
Dilutive effect of Class A common shares:
Stock Options (1)	12,749	16,352	12,956	16,819
Restricted Stock Units (1)	9,520	22,731	11,490	24,093
Weighted-average shares of Class A common stock outstanding - diluted	739,960	716,153	740,174	714,611

Net earnings per share of Class A common stock - basic	$0.43	$0.27	$0.78	$0.59
Net earnings per share of Class A common stock - diluted	$0.42	$0.26	$0.76	$0.56

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net earnings per share of Class A common stock for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Stock Options (1)	—	487	—	487
Restricted Stock Units (1)	797	3	775	9
Class A Units (2)	380,647	395,074	380,687	395,463
Class B Units (2)	6,487	6,961	6,490	7,309

(1) Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.
(2) Represents the weighted-average as-converted LLC units that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive.

NOTE 14 — INCOME TAXES

As described in Note 1 — Business Organization and Note 10 — Stockholders' Equity, as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members (LLC Unitholders), including Carvana Co., based on its allocable share held in Carvana Group. Nonetheless, many states require that partnerships make mandatory tax payments on behalf of members who are non-residents of the respective states. Accordingly, if Carvana Group generates taxable income and is required to remit income tax on behalf of its members, it will make payments to the states through composite tax returns and non-resident withholding. These payments are treated as distributions to the affected members because the amounts remitted are a payment of income tax on behalf of the affected members. Payments on behalf of non-controlling members of $2 million for each of the three months ended June 30, 2026 and 2025, and $4 million for each of the six months ended June 30, 2026 and 2025 are included as reductions to the non-controlling interests in the accompanying unaudited condensed consolidated statements of stockholders' equity. Payments on behalf of Carvana Co. Sub LLC are recorded through the income tax provision in the accompanying unaudited condensed consolidated statements of operations.

As described in Note 10 — Stockholders' Equity, the Company acquires LLC Units in connection with exchanges with LLC Unitholders. During the three months ended June 30, 2026 and 2025, the Company recognized a gross deferred tax asset of zero and $64 million, respectively, and $2 million and $67 million during the six months ended June 30, 2026 and 2025, respectively, associated with the difference in basis in its investment in Carvana Group related to these acquisitions of LLC Units.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of June 30, 2026 and December 31, 2025, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rates for the three months ended June 30, 2026 and 2025 were 11.4% and 0.0%, respectively, and for the six months ended June 30, 2026 and 2025 were 10.0% and 0.3%, respectively. The Company's tax provision for interim periods is determined by using an estimated annual effective tax rate based on anticipated blended federal and state income tax rates, adjusted for discrete items arising in that quarter. Each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The increase in its effective tax rate was primarily due to the impact of releasing the valuation allowance on its deferred tax assets in the fourth quarter of 2025. The Company's effective tax rate for the three and six months ended June 30, 2026 differed from the expected U.S. federal statutory rate of 21% primarily due to income attributable to non-controlling interests and excess tax benefits related to stock-based compensation.

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

As of June 30, 2026 and December 31, 2025, the Company recorded a TRA liability of $2.2 billion and $2.3 billion, respectively, of which $1.7 billion each period is due to related parties. As of June 30, 2026 and December 31, 2025, $99 million and $37 million, respectively, are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheets. During the six months ended June 30, 2026 and 2025, the Company made TRA payments of $37 million and $17 million, respectively, of which $29 million and $13 million, respectively, was paid to related parties.

The following table presents a roll forward of the Company's TRA liability from December 31, 2025, the first period in which the remaining TRA liability was recorded, through June 30, 2026. Comparative roll forward information for the period

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
from December 31, 2024 through June 30, 2025 has not been presented because the remaining TRA liability had not been recorded as of either period.

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026

	(in millions)
Beginning balance	$2,228	$2,265
Additions (Reductions) to TRA:
TRA payments	—	(37)
Accrued interest	1	1
Ending balance	2,229	2,229
Less: current portion	(99)	(99)
TRA liability, net of current portion	$2,130	$2,130

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

Operating Leases

As of June 30, 2026, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations, storage, parking, dealerships, and corporate offices. The initial terms expire at various dates between 2026 and 2039. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company leases and subleases certain of its real estate to third parties. Lease and sublease income for each of the three months ended June 30, 2026 and 2025 was $2 million and for each of the six months ended June 30, 2026 and 2025 was $4 million and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Lease Costs and Activity

The Company's lease costs and activity during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$24	$23	$48	$46
Interest obligations under finance leases	2	2	4	5
Total finance lease costs	$26	$25	$52	$51

Operating leases:
Fixed lease costs to non-related parties	$17	$16	$34	$32
Fixed lease costs to related parties	1	1	2	2
Total operating lease costs	$18	$17	$36	$34

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$53	$49
Operating lease liabilities to related parties			$1	$2
Interest payments on finance lease liabilities			$4	$5

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$38	$42

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of June 30, 2026:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2026	$41	$1	$51	$52	$93
2027	47	2	102	104	151
2028	20	2	94	96	116
2029	13	2	76	78	91
2030	8	—	69	69	77
Thereafter	—	—	193	193	193
Total minimum lease payments	129	7	585	592	721
Less: amount representing interest	(11)	(1)	(130)	(131)	(142)
Total lease liabilities	$118	$6	$455	$461	$579

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

As of June 30, 2026 and December 31, 2025, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of June 30, 2026 and 2025 were as follows, excluding short-term operating leases:

	As of June 30,
	2026	2025
Weighted-average remaining lease terms (years)
Operating leases	6.9	6.8
Finance leases	2.6	2.4
Weighted-average discount rate
Operating leases	7.2%	7.0%
Finance leases	6.4%	6.0%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $29 million and $25 million as of June 30, 2026 and December 31, 2025, respectively, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The expense was $54 million and $36 million for the three

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
months ended June 30, 2026 and 2025, respectively, and $103 million and $71 million for the six months ended June 30, 2026 and 2025, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $71 million in aggregate over the next three years, as of June 30, 2026. These purchase obligations are recorded as liabilities when the services are rendered.

Legal Matters

From time to time, the Company is involved in various claims, legal actions, and governmental inquiries. For example, the Company is currently a party to legal and regulatory disputes, including putative class action lawsuits, alleging, among other things, the violation of federal securities laws and state laws regarding consumer protection, stockholders' rights, labor and employment, and the titling and registration of vehicles sold to its customers. These disputes include, but are not limited to Dana Jennings, et al. v. Carvana, LLC, United States District Court for the Eastern District of Pennsylvania (Case No. 5:21-cv-05400-EGS) and Syretta Harvin et al. v. Carvana, LLC et al., United States District Court for the Eastern District of Pennsylvania (Case No. 2:23-cv-02068-MRP).

Carvana, LLC v. IBM Corp., United States District Court for the Southern District of New York (Case No. 7:23-cv-08616-KMK-VR) and Saleem Erakat v. Carvana Operations HC LLC, N.D. Cal. (Case No. 3:26-cv-00263-AGT) were settled for immaterial amounts during the six months ended June 30, 2026.

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

Securities Class Action

On August 3, 2022, a putative class action complaint titled John Brent v. Carvana Co., et al. was filed in the United States District Court for the District of New Jersey against the Company and certain of the Company's executive officers. The complaint was filed on behalf of a purported class of stockholders and asserts violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5. The complaint sought unspecified damages and an award of fees, costs, and expenses. On September 29, 2022, a second putative class action complaint titled Rodeo Collection Ltd. v. Carvana Co., et al. was filed in the United States District Court for the District of New Jersey, alleging similar claims, and seeking the same form of relief. The two cases were then consolidated and subsequently transferred to the United States District Court for the District of Arizona (the "Arizona District Court") as In re Carvana Co. Securities Litigation, United States District Court for the District of Arizona (Case No. CV-22-2126-PHX-MTL). On February 14, 2023, a consolidated complaint was filed in the Arizona District Court, alleging new claims for violation of Section 20A of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and naming as new defendants certain Carvana directors, officers, and underwriters. The Arizona District Court granted the Company's motion to dismiss the consolidated complaint on February 29, 2024 and gave the plaintiff leave to file an amended complaint, which was filed on March 29, 2024. On December 16, 2024, the Company's motion to dismiss the consolidated complaint, as amended, was granted with respect to alleged violations of Section 20A of the Exchange Act and Section 12(a)(2) of the Securities Act, granted in part and denied in part with respect to alleged violations of Section 10(b) and Rule 10b-5 of the Exchange Act and Section 11 of the Securities Act, and denied with respect to alleged violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act. On April 6, 2026, the plaintiff filed a motion for class certification, which Carvana opposed and the Court has not yet ruled on. The Company is engaged in discovery and intends to continue vigorously defending the remaining claims under this action in all respects. At this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of June 30, 2026 and December 31, 2025, the Company had an accrual for unresolved legal matters, including, if applicable, those discussed above, of $10 million and $14 million, respectively. The accrual is classified in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on the Company's business, results of operations, financial condition or cash flows.

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

The following tables are a summary of fair value measurements and hierarchy level at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$7	$7	$—	$—
Beneficial interests in securitizations	$502	$—	$—	$502
Warrants	$14	$—	$—	$14

	December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$1,297	$1,297	$—	$—
Beneficial interests in securitizations	$486	$—	$—	$486
Warrants	$58	$—	$—	$58

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

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of June 30, 2026 and December 31, 2025, the range of discount rates were 5.3% to 10.0% and 5.2% to 10.0%, respectively, and the weighted average of discount rates were 8.9% and 9.0%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers out of Level 3 during the three and six months ended June 30, 2026 or 2025.

The Company sells certain of its beneficial interests in securitizations that are not required to be retained by the Risk Retention Rules. For the three and six months ended June 30, 2026, the Company sold $13 million and $29 million, respectively, in beneficial interests in securitizations. For the three and six months ended June 30, 2025, the Company did not sell any beneficial interests in securitizations.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Opening Balance	$492	$475	$486	$464
Received in securitization transactions	78	43	153	102
Payments received	(58)	(53)	(113)	(104)
Change in fair value	3	1	5	4
Sales of beneficial interests	(13)	—	(29)	—
Ending Balance	$502	$466	$502	$466

Warrants

Root Warrants

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million, which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through June 30, 2026.

Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were to be embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Root

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Warrants"). Three tranches of Root Warrants, for 2.4 million, 3.2 million, and 1.6 million shares of Root's Class A common stock, respectively, expired on September 1, 2025. Also on September 1, 2025, a fourth tranche of Root Warrants for 1.4 million shares of Root's Class A common stock became exercisable and on February 28, 2026, a fifth tranche of Root Warrants for 1.5 million shares of Root's Class A common stock became exercisable, both upon achievement of certain insurance sales metrics through the integrated auto insurance solution embedded into the Company's e-commerce platform. The remaining three tranches vest based upon achievement of additional defined milestones tied to insurance sales through the integrated solution and are considered derivative instruments. All remaining tranches of Root Warrants, including the fourth and fifth tranches that became exercisable on September 1, 2025 and February 28, 2026, respectively, expire September 1, 2027.

Through June 30, 2025, the Company used a Monte Carlo simulation to estimate the fair value of these Root Warrants. The expiration of the first three tranches of Root Warrants on September 1, 2025 eliminated the prior interdependencies between the different tranches of Root Warrants. After September 2025, the Company used a Black-Scholes model to estimate the fair value of these Root Warrants, which are classified as Level 3. The primary unobservable input utilized in determining the fair value of the Root Warrants was the expected volatility of Root's class A common stock, which was implied from the historical volatility of such common stock. As of June 30, 2026 and 2025, the expected volatility utilized in the valuations was 80% and 100%, respectively.

At contract inception, the Company recognized an asset of $30 million for the Root Warrants and deferred revenue, classified in other assets and other liabilities, respectively. In 2022, the Company determined it was probable that the volume of insurance products required to earn the Root Warrants would be achieved and recorded an additional $75 million of Root Warrants and deferred revenue based on the contract inception date fair value as determined by the Monte Carlo simulation applied as of such date. As of June 30, 2026 and December 31, 2025, the deferred revenue balance was $25 million and $36 million, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized $6 million in Root Warrant revenue in each period. During the six months ended June 30, 2026 and 2025, the Company recognized $11 million Root Warrant revenue in each period. The deferred revenue is recognized over the expected contract performance period within other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

The following table presents changes in the Company's Level 3 Root Warrants measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Opening balance	$14	$278	$56	$120
Unrealized (loss) gain	(3)	(35)	(45)	123
Ending balance	$11	$243	$11	$243

In relation to the Root Warrants, the Company recognized decreases in fair value of $3 million and $35 million during the three months ended June 30, 2026 and 2025, respectively, and a decrease in fair value of $45 million and an increase in fair value of $123 million during the six months ended June 30, 2026 and 2025, respectively, which are included in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities was determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of sale leasebacks was determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended June 30, 2026 and December 31, 2025. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair value of the Senior Notes, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025

	(in millions)
Carrying value, net of unamortized debt issuance costs and unamortized premium	$4,027	$4,025
Fair value	$4,322	$4,403

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025

	(in millions)
Carrying value	$921	$813
Fair value	$987	$886

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$224	$165
Cash payments for taxes	$8	$6
Non-cash investing and financing activities:
Capital expenditures financed through long-term debt	$70	$—
Capital expenditures included in accounts payable and accrued liabilities	$5	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$17	$12
Property and equipment acquired under finance leases	$—	$17
Equity-based compensation expense capitalized to property and equipment	$5	$4
Fair value of beneficial interests received in securitization transactions	$153	$102
Reductions of beneficial interests in securitizations and associated long-term debt	$85	$77

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	June 30, 2026	December 31, 2025	June 30, 2025

	(in millions)
Cash and cash equivalents	$2,630	$2,327	$1,857
Restricted cash	113	102	73
Total cash, cash equivalents and restricted cash	$2,743	$2,429	$1,930

NOTE 19 — SUBSEQUENT EVENTS

Ally Master Purchase and Sale Agreement

On July 27, 2026, the Company and Ally amended the Ally MPSA to, among other things, increase the commitment by Ally to purchase up to $8.0 billion of principal balances of finance receivables between July 27, 2026 and July 26, 2027 on substantially similar terms as the preceding Ally MPSA.

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

Overview

Carvana is the leading e-commerce platform for buying and selling used cars. We are transforming the used car buying and selling experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Our differentiated business model combines a comprehensive online sales experience with a vertically integrated supply chain, designed to sell high-quality vehicles to our customers transparently and efficiently at a low price. The automotive retail industry is large – with approximately 37 million used auto retail transactions in the United States (“U.S.”) in 2024 according to Cox Automotive – and highly fragmented – with the top 10 used auto retailers in the U.S. accounting for less than 10% of the market share in 2024. These dynamics create an exceptional opportunity for disruption that our custom-built business model can capitalize on to remain well-positioned for long-term growth. Over the years, we have leveraged our growing logistics network, which spans 316 metropolitan statistical areas, and our in-house distribution network, servicing over 80% of the U.S. population as of June 30, 2026, to sell 3.1 million retail vehicles, generating $97.9 billion in total revenue since inception in 2012 through June 30, 2026.

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

•Online Search and Shopping Experience. We offer a mobile-optimized website, where prospective retail car buyers can immediately begin browsing, researching, filtering, and identifying their vehicle of choice from an inventory of over 77,000 total website units that we offer for sale as of June 30, 2026. We leverage our patented, automated photo technology to offer an annotated virtual vehicle tour, which includes a 360-degree view of the interior and exterior of the actual vehicle and allows customers to view vehicle imperfections through high-definition photography. Our website also features integrations with various vehicle data providers for vehicle feature and option information to assist customers with purchase decisions.

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

•Nationwide Logistics Network and Distinctive Fulfillment Experience. We have developed proprietary logistics software and an in-house nationwide delivery network designed to predictably and efficiently transport cars and provide customers with a distinctive fulfillment experience. Our logistics network and technologies that support it are based on a "hub and spoke" model, which connects Reconditioning Sites to vending machines and hubs via our fleet of multi-car and single-car haulers. This allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. This proprietary logistics infrastructure enables us to offer our customers and operations team highly accurate predictions of vehicle availability, to minimize delays, and promote a seamless and reliable customer experience. We offer customers in our markets a home delivery option that is typically conducted by a Carvana employee on a branded hauler. Customers in certain markets can also pick up their vehicles at one of our patented car vending machines, which are multi-story glass towers that store purchased vehicles, or at other customer-facing locations. As of June 30, 2026, we estimate that 75% of the U.S. population is within 100 miles of an IRC or auction site, which shortens the distance from our inventory pools to our customers to reduce delivery times.

•Post-sale customer support. After purchase, our customer advocates handle post-sale coordination and assistance, including facilitating returns or exchanges under our seven-day return policy. As of June 30, 2026, customers rated us an average of 4.6 out of 5.0 from over 278,000 surveys on our website since inception, fostering repeat business and a strong referral network.

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the three months ended June 30, 2026, the number of vehicles we sold to retail customers increased by 37.7% to 197,325, compared to 143,280 in the three months ended June 30, 2025. During the six months ended June 30, 2026, the number of vehicles we sold to retail customers increased by 38.8% to 384,718, compared to 277,178 in the six months ended June 30, 2025.

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

Our largest source of revenue, retail vehicle sales, totaled $5.5 billion and $3.4 billion during the three months ended June 30, 2026 and 2025, respectively, and $10.3 billion and $6.4 billion during the six months ended June 30, 2026 and 2025, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate a majority of gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. Retail vehicle sales also include shipping and delivery fees and service revenue from retail marketplace transactions, which are retail marketplace partner vehicles sold to customers through Carvana, that, depending on the structure of the partnership, may receive net revenue treatment.

Wholesale sales and revenues include sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. We also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $1.3 billion and $1.0 billion during the three months ended June 30, 2026 and 2025, respectively, and $2.4 billion and $1.9 billion during the six months ended June 30, 2026 and 2025, respectively. We generally expect wholesale sales to trend proportionately with retail units sold through inventory we acquire via trade-ins and from customers who wish to sell us a car independent of a retail sale and with the movement of wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate and sales commissions on complementary products such as VSCs, GAP waiver coverage, and auto insurance totaled $526 million and $411 million during the three months ended June 30, 2026 and 2025, respectively, and $1.1 billion and $800 million during the six months ended June 30, 2026 and 2025, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and complementary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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

Effects of Geopolitical Events and Tariffs

The global geopolitical and trade environment is uncertain and rapidly evolving. We are continuing to monitor developments, including the conflict involving Iran, changes in tariff and trade policies, and the potential effects of these events on our industry and the broader economy. In particular, sustained increases in gasoline prices, including as a result of the conflict in Iran, have pressured consumer disposable income and could reduce their ability to purchase vehicles, while also increasing our transportation and logistics costs. For the three months ended June 30, 2026, these events did not materially impact our financial or operating results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Retail units sold	197,325	143,280	384,718	277,178
Average monthly unique visitors (in thousands)	21,766	18,129	21,594	17,775
Total website units	77,971	56,394	77,971	56,394
Total gross profit per unit	$7,014	$7,426	$6,901	$7,190
Total gross profit per unit, non-GAAP	$7,125	$7,580	$7,021	$7,367

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(dollars in millions, except per unit amounts)			(dollars in millions, except per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$5,507	$3,405	61.7%	$10,335	$6,385	61.9%
Wholesale sales and revenues (1)	1,343	1,024	31.2%	2,421	1,887	28.3%
Other sales and revenues (2)	526	411	28.0%	1,052	800	31.5%
Total net sales and operating revenues	$7,376	$4,840	52.4%	$13,808	$9,072	52.2%
Gross profit:
Retail vehicle gross profit	$700	$521	34.4%	$1,293	$950	36.1%
Wholesale gross profit (1)	158	132	19.7%	310	243	27.6%
Other gross profit (2)	526	411	28.0%	1,052	800	31.5%
Total gross profit	$1,384	$1,064	30.1%	$2,655	$1,993	33.2%
Unit sales information:
Retail vehicle unit sales	197,325	143,280	37.7%	384,718	277,178	38.8%
Wholesale vehicle unit sales	105,052	72,770	44.4%	188,626	136,224	38.5%
Per unit revenue:
Retail vehicles	$27,908	$23,765	17.4%	$26,864	$23,036	16.6%
Wholesale vehicles (3)	$10,633	$10,746	(1.1)%	$10,502	$10,336	1.6%
Per retail unit gross profit:
Retail vehicle gross profit	$3,547	$3,636	(2.4)%	$3,361	$3,427	(1.9)%
Wholesale gross profit	801	921	(13.0)%	806	877	(8.1)%
Other gross profit	2,666	2,869	(7.1)%	2,734	2,886	(5.3)%
Total gross profit	$7,014	$7,426	(5.5)%	$6,901	$7,190	(4.0)%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (4)	$1,019	$1,086	(6.2)%	$1,156	$1,050	10.1%

(1) Includes $13, $9, $26 and $17, respectively, of wholesale sales and revenues from related parties.
(2) Includes $117, $83, $231 and $155, respectively, of other sales and revenues from related parties.
(3) Excludes wholesale marketplace revenues and wholesale marketplace units transacted.
(4) Excludes wholesale marketplace gross profit and wholesale marketplace units transacted.

Retail Vehicle Sales

Three months ended June 30, 2026 versus 2025. Retail vehicle sales increased by $2.1 billion to $5.5 billion during the three months ended June 30, 2026, compared to $3.4 billion during the three months ended June 30, 2025. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 197,325 from 143,280 during the three months ended June 30, 2026 and 2025, respectively, and an increase in retail revenue per retail unit sold to $27,908 from $23,765 in the prior year, primarily due to lower retail marketplace units sold as a share of total retail units sold and overall appreciation in the retail market.

Six months ended June 30, 2026 versus 2025. Retail vehicle sales increased by $4.0 billion to $10.3 billion during the six months ended June 30, 2026, compared to $6.4 billion during the six months ended June 30, 2025. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 384,718 from 277,178 during the six months ended June 30, 2026 and 2025, respectively, and an increase in retail revenue per retail unit sold to $26,864 from $23,036 in the prior year, primarily due to lower retail marketplace units sold as a share of total retail units sold and overall appreciation in the retail market.

Wholesale Sales and Revenues

Three months ended June 30, 2026 versus 2025. Wholesale sales and revenues increased by $319 million to $1.3 billion during the three months ended June 30, 2026, compared to $1.0 billion during the three months ended June 30, 2025. The increase in revenue was primarily due to an increase in the number of wholesale units sold to 105,052 from 72,770 during the three months ended June 30, 2026 and 2025, respectively, driven by an increase in overall vehicle acquisitions compared to the prior year, partially offset by a decrease in wholesale marketplace revenues.

Six months ended June 30, 2026 Versus 2025. Wholesale sales and revenues increased by $534 million to $2.4 billion during the six months ended June 30, 2026, compared to $1.9 billion during the six months ended June 30, 2025. The increase in revenue was primarily due to an increase in the number of wholesale units sold to 188,626 from 136,224 during the six months ended June 30, 2026 and 2025, respectively, driven by an increase in overall vehicle acquisitions compared to the prior year, partially offset by a decrease in wholesale marketplace revenues.

Other Sales and Revenues

Three months ended June 30, 2026 versus 2025. Other sales and revenues increased by $115 million to $526 million during the three months ended June 30, 2026, compared to $411 million during the three months ended June 30, 2025. The increase in revenue was primarily due to an increase in gain on loan sales as a result of increased retail units sold and loan sale volume, partially offset by lower loan sale spreads, and to higher VSC and GAP conversion rates during the three months ended June 30, 2026.

Six months ended June 30, 2026 Versus 2025. Other sales and revenues increased by $252 million to $1.1 billion during the six months ended June 30, 2026, compared to $800 million during the six months ended June 30, 2025. The increase in revenue was primarily due to an increase in gain on loan sales as a result of increased retail units sold and loan sale volume, partially offset by lower loan sale spreads, and to higher VSC and GAP conversion rates during the six months ended June 30, 2026.

Retail Vehicle Gross Profit

Three months ended June 30, 2026 versus 2025. Retail vehicle gross profit increased by $179 million to $700 million during the three months ended June 30, 2026, compared to $521 million during the three months ended June 30, 2025. This increase was driven primarily by an increase in the number of retail vehicles sold to 197,325 from 143,280 during the three months ended June 30, 2026 and 2025, respectively, partially offset by a $89 decrease in retail vehicle gross profit per unit.

Six months ended June 30, 2026 versus 2025. Retail vehicle gross profit increased by $343 million to $1.3 billion during the six months ended June 30, 2026, compared to $950 million during the six months ended June 30, 2025. This increase was driven primarily by an increase in the number of retail vehicles sold to 384,718 from 277,178 during the six months ended June 30, 2026 and 2025, respectively, partially offset by a $66 decrease in retail vehicle gross profit per unit.

Wholesale Gross Profit

Three months ended June 30, 2026 versus 2025. Wholesale gross profit increased by $26 million to $158 million during the three months ended June 30, 2026, compared to $132 million during the three months ended June 30, 2025. This increase was primarily driven by an increase in wholesale units sold to 105,052 from 72,770 during the three months ended June 30, 2026 and 2025, respectively, partially offset by a $67 decrease in wholesale vehicle gross profit per wholesale unit and a decrease in wholesale marketplace gross profit. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Six months ended June 30, 2026 versus 2025. Wholesale gross profit increased by $67 million to $310 million during the six months ended June 30, 2026, compared to $243 million during the six months ended June 30, 2025. This increase was primarily driven by an increase in wholesale units sold to 188,626 from 136,224 for the six months ended June 30, 2026 and 2025, respectively, along with a $106 increase in wholesale vehicle gross profit per wholesale unit and a decrease in wholesale marketplace gross profit. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Compensation and benefits (1)	$237	$201	$482	$400
Advertising	121	84	239	156
Market occupancy (2)	18	16	37	32
Logistics (3)	54	38	102	75
Other (4)	274	212	534	423
Total	$704	$551	$1,394	$1,086

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

Selling, general and administrative expenses increased by $153 million to $704 million during the three months ended June 30, 2026, compared to $551 million during the three months ended June 30, 2025, primarily due to higher retail units sold which drove increases in employee headcount, advertising, market occupancy, logistics, limited warranty, and IT expenses. Selling, general and administrative expenses increased by $308 million to $1.4 billion during the six months ended June 30, 2026, compared to $1.1 billion during the six months ended June 30, 2025, primarily due to higher retail units sold which drove increases in employee headcount, advertising, market occupancy, logistics, limited warranty, and IT expenses.

Other Operating Expense, Net

Other operating expense, net was less than $1 million during each of the three and six months ended June 30, 2026 and $2 million during each of the three and six months ended June 30, 2025.

Interest Expense, Net

Interest expense, net decreased by $42 million to $101 million during the three months ended June 30, 2026 compared to $143 million during the three months ended June 30, 2025, and decreased by $82 million to $200 million during the six months ended June 30, 2026, compared to $282 million during the six months ended June 30, 2025, primarily due to lower interest on the Senior Secured Notes as a result of the repurchases and redemption of the 2028 Senior Secured Notes and the lower cash interest rate on the 2031 Senior Secured Notes.

Loss on Debt Extinguishment

There were no debt extinguishments during the three and six months ended June 30, 2026. Loss on debt extinguishment was zero and $2 million during the three and six months ended June 30, 2025, respectively, due to the repurchase of $52 million of principal amount of 2028 Senior Secured Notes in the open market for $55 million, which included less than $1 million of accrued interest and pro-rata write-offs of unamortized debt issuance costs and unamortized premium.

Other Expense (Income), Net

Other expense (income), net was zero during the three months ended June 30, 2026 compared to an expense of $60 million during the three months ended June 30, 2025 which was primarily due to a $35 million decrease in the fair value of the Warrants and a $25 million TRA expense. Other expense (income), net was an expense of $41 million during the six months ended June 30, 2026 which was primarily due to a $45 million decrease in the fair value of the Warrants, compared to income of $62 million during the six months ended June 30, 2025, which was primarily due to a $123 million increase in the fair value of the Warrants, partially offset by a $65 million TRA expense.

Income Tax Provision

Income tax provision was $66 million and zero during the three months ended June 30, 2026 and 2025, respectively, and $102 million and $2 million during the six months ended June 30, 2026 and 2025, respectively. Effective tax rates were 11.4% and 0.0% during the three months ended June 30, 2026 and 2025, respectively, and 10.0% and 0.3% during the six months ended June 30, 2026 and 2025, respectively. Our tax provision for interim periods is determined by using an estimated annual effective tax rate based on anticipated blended federal and state income tax rates, adjusted for discrete items arising in that quarter. Each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The increase in our effective tax rate was primarily due to the impact of releasing the valuation allowance on our deferred tax assets in the fourth quarter of 2025. Our effective tax rate for the three and six months ended June 30, 2026 differed from the expected U.S. federal statutory rate of 21% primarily due to income attributable to non-controlling interests and excess tax benefits related to stock-based compensation.

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

A reconciliation of Adjusted EBITDA to net income, Gross profit, non-GAAP to gross profit, and SG&A expenses, non-GAAP to SG&A expenses, which are the most directly comparable GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A expenses per retail unit, non-GAAP is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in millions, except per unit amounts)
Net income	$513	$308	$918	$681
Income tax provision	66	—	102	2
Interest expense, net	101	143	200	282
Other operating expense, net	—	2	—	2
Other expense (income), net	—	60	41	(62)
Depreciation and amortization expense in cost of sales	27	27	55	58
Depreciation and amortization expense in SG&A expenses	42	41	83	83
Share-based compensation expense in cost of sales	1	1	2	2
Share-based compensation expense in SG&A expenses	25	25	51	50
Warrant revenue	(6)	(6)	(11)	(11)
Loss on debt extinguishment	—	—	—	2
Adjusted EBITDA	$769	$601	$1,441	$1,089

Total revenues	$7,376	$4,840	$13,808	$9,072
Net income margin	7.0%	6.4%	6.6%	7.5%
Adjusted EBITDA margin	10.4%	12.4%	10.4%	12.0%

Gross profit	$1,384	$1,064	$2,655	$1,993
Depreciation and amortization expense in cost of sales	27	27	55	58
Share-based compensation expense in cost of sales	1	1	2	2
Warrant revenue	(6)	(6)	(11)	(11)
Gross profit, non-GAAP	$1,406	$1,086	$2,701	$2,042

Retail vehicle unit sales	197,325	143,280	384,718	277,178
Total gross profit per retail unit	$7,014	$7,426	$6,901	$7,190
Total gross profit per retail unit, non-GAAP	$7,125	$7,580	$7,021	$7,367

SG&A expenses	$704	$551	$1,394	$1,086
Depreciation and amortization expense in SG&A expenses	42	41	83	83
Share-based compensation expense in SG&A expenses	25	25	51	50
SG&A expenses, non-GAAP	$637	$485	$1,260	$953

Retail vehicle unit sales	197,325	143,280	384,718	277,178
Total SG&A expenses per retail unit	$3,568	$3,846	$3,623	$3,918
Total SG&A expenses per retail unit, non-GAAP	$3,228	$3,385	$3,275	$3,438

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

Liquidity Resources

We consider our total liquidity resources as an input into our planning. Our total liquidity potential is composed of cash and cash equivalents, availability under existing short-term revolving credit facilities, additional capacity under the indentures governing our Senior Secured Notes, and additional unpledged securities that can be financed using traditional asset-based financing. We had the following total liquidity resources available as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(in millions)
Cash and cash equivalents	$2,630	$2,327
Availability under short-term revolving facilities	2,039	2,052
Committed liquidity resources available	$4,669	$4,379
Super senior debt capacity	1,500	1,500
Pari passu senior debt capacity	750	750
Unpledged beneficial interests in securitizations	105	110
Total liquidity resources	$7,024	$6,739

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

As of June 30, 2026 and December 31, 2025, the short-term revolving facilities had a total commitment of $5.6 billion and $5.0 billion, respectively, an outstanding balance of $126 million and $58 million, respectively, and unused capacity of $5.5 billion and $4.9 billion, respectively.

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

As of June 30, 2026 and December 31, 2025, our outstanding principal amount of indebtedness was $5.1 billion and $5.0 billion, respectively. See Note 9 — Debt Instruments included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for a detailed summary of our outstanding debt and further information on our debt.

We maintain several finance receivable sale arrangements to support the monetization of loans we originate. As of June 30, 2026 and December 31, 2025, we had $1.2 billion and $4.9 billion, respectively, of unused capacity under the Ally MPSA and $8.7 billion and $11.3 billion, respectively, of unused capacity under fixed pool loan purchase agreements with independent third parties. See Note 7 — Finance Receivable Sale Agreements of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further details.

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

As of June 30, 2026, $461 million of registered aggregate offering price remained available to be sold under the ATM Program. See Note 10 — Stockholders' Equity of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further details regarding the ATM Program. There can be no assurance that we will sell further shares of Class A common stock through the ATM Program.

On May 5, 2026, our stockholders approved a five-for-one forward stock split of our Class A common stock and Class B common stock (the “Stock Split”), which was effected on May 8, 2026 through a Certificate of Amendment to our Amended and Restated Certificate of Incorporation. Stockholders of record as of May 6, 2026 received four additional shares of Class A common stock or Class B common stock, as applicable, for each share held. In connection with the Stock Split, the number of authorized shares of Class A common stock increased from 500 million to 2.5 billion, and the number of authorized shares of Class B common stock increased from 125 million to 625 million. The par value of $0.001 per share was not adjusted. All share and per share data presented in this Quarterly Report on Form 10-Q, including weighted-average shares outstanding, earnings per share, equity-based compensation awards, and LLC unit participation thresholds, have been retroactively adjusted to give effect to the Stock Split for all periods presented. See Note 2 — Summary of Significant Accounting Policies and Note 10 — Stockholders' Equity for further discussion.

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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	(in millions)
Net cash provided by operating activities	$345	$261
Net cash used in investing activities	(83)	(54)
Net cash provided by (used in) financing activities	52	(37)
Net increase in cash, cash equivalents and restricted cash	314	170
Cash, cash equivalents and restricted cash at beginning of period	2,429	1,760
Cash, cash equivalents and restricted cash at end of period	$2,743	$1,930

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, VSCs, other complementary products, and auction services. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and advertising. Cash provided by operating activities was $345 million and $261 million during the six months ended June 30, 2026 and 2025, respectively, an increase in cash provided by operating activities of $84 million, primarily due to an improvement in operating results, an increase in accounts payable and accrued liabilities driven by the increase in retail unit sales and production, and utilization of deferred tax assets, partially offset by an investment in vehicle inventory as we grow retail unit sales and acquire more vehicles from customers.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment. Cash used in investing activities was $83 million and $54 million during the six months ended June 30, 2026 and 2025, respectively, an increase in cash used in investing activities of $29 million, primarily due to an increase in purchases of property and equipment and the acquisition of two franchise dealerships, partially offset by higher principal payments of beneficial interests in securitizations.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including proceeds from and payments on our short-term revolving facilities. Cash provided by and used in financing activities was $52 million and $37 million during the six months ended June 30, 2026 and 2025, respectively, an increase in cash provided by financing activities of $89 million, primarily due to higher borrowings on short-term revolving facilities relative to payments and lower repayments of long-term debt due to the repurchase and cancellation of $52 million of principal amount of 2028 Senior Secured Notes in the open market for $55 million during the six months ended June 30, 2025, partially offset by higher tax withholding payments related to RSUs.

Contractual Obligations and Commitments

As of June 30, 2026, there have been no material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 18, 2026.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "envision," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "target," "will," "would," and other similar expressions or variations or negatives of these words, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•expectations relating to the used car market and our industry, including with respect to the impact of geopolitical events or tariffs on our business;
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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues, including the effects of tariffs and trade restrictions, fuel and energy costs, and the conflict in Iran;
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
•dilution due to issuance of additional Class A common stock, LLC Units, or preferred stock in the future, including as a result of the use of the at-the-market program and equity issuances associated with the Carvana Co. 2026 Omnibus Incentive Plan;
•the anticipated benefits of our Stock Split, including the expected effects on trading liquidity and the breadth of our investor base; and
•other factors disclosed in the section titled "Risk Factors" in our most recent Annual Report on Form 10-K and other filings we make with the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Ally Master Purchase and Sale Agreement

On July 27, 2026, we amended our Ally Master Purchase and Sale Agreement to, among other things, increase the commitment by Ally to purchase up to $8.0 billion of principal balances of finance receivables between July 27, 2026 and July 26, 2027 on substantially similar terms as the preceding Ally MPSA. A copy of the amendment to the Ally MPSA is included herewith as Exhibit 10.10 and is incorporated by reference herein.

Rule 10b5-1 Trading Plan Elections

On June 15, 2026, Gregory Sullivan, a member of the Company's board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Sullivan's 10b5-1 Plan provides for the potential sale of up to 142,140 shares of Class A common stock, including shares obtained from the exercise of vested stock options, between the first potential sale date of September 14, 2026 and the expiration of the 10b5-1 Plan on April 20, 2027.

Also on June 15, 2026, Thomas Taira, the Company's President of Special Projects, modified his previously disclosed 10b5-1 Plan, entered into on July 31, 2025. Mr. Taira's amended 10b5-1 Plan provides for the potential sale of up to 200,000 shares of Class A common stock obtained from the exercise of vested stock options, as well as 100% of any net shares of Class A common stock received, after tax withholding, in connection with certain previously awarded RSUs that vest between July 1, 2026 and December 1, 2027, representing approximately 127,270 RSUs before tax withholding. The sales under Mr. Taira's 10b5-1 Plan may take place between the first potential sale date of September 14, 2026 and the expiration of the 10b5-1 Plan on December 31, 2027.

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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Carvana Co., dated May 5, 2026 (incorporated by reference to Exhibit 3.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 6, 2026).

3.4	Amended and Restated Bylaws of Carvana Co., dated April 27, 2017 (incorporated by reference to Exhibit 3.2 to Carvana Co.’s Current Report on Form 8-K filed with the SEC on May 3, 2017).
10.1	Carvana Co. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on May 6, 2026).
10.2	Form of Restricted Stock Unit Award Agreement, filed herewith.
10.3	Form of Performance Restricted Stock Unit Award Agreement, filed herewith.
10.4	Form of Nonqualified Stock Option Award Agreement, filed herewith.
10.5	Form of Incentive Stock Option Award Agreement, filed herewith.
10.6	Form of Restricted Stock Award Agreement, filed herewith.
10.7	Form of Stock Appreciation Rights Award Agreement, filed herewith.
10.8	Form of Cash-Based Award Agreement, filed herewith.
10.9	Third Amended and Restated Master Purchase and Sale Agreement, dated December 29, 2025, among Ally Bank, Ally Financial Inc., and Carvana Auto Receivables 2016-1 LLC, filed herewith.
10.10	First Amendment to Third Amended and Restated Master Purchase and Sale Agreement, dated July 27, 2026, among Ally Bank, Ally Financial Inc., and Carvana Auto Receivables 2016-1 LLC, filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 29, 2026	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)