Form 10-Q
period 2026-09-30
CARVANA CO.
filed 2026-10-28
CIK 1690820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of October 26, 2026, the registrant had 722,713,745 shares of Class A common stock outstanding and 380,547,355 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and par values)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,049	$2,327
Restricted cash	123	102
Accounts receivable, net	320	245
Finance receivables held for sale, net	896	813
Vehicle inventory	3,456	2,408
Beneficial interests in securitizations	557	486
Other current assets, including $12 and $5, respectively, due from related parties	227	168
Total current assets	8,628	6,549
Property and equipment, net	2,914	2,814
Operating lease right-of-use assets, including $9 and $6, respectively, from leases with related parties	434	443
Intangible assets, net	51	47
Goodwill	12	10
Deferred tax assets	2,905	3,064
Other assets	251	274
Total assets	$15,195	$13,201
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities, including $35 and $21, respectively, due to related parties	$1,574	$1,100
Short-term revolving facilities	71	58
Current portion of long-term debt	283	227
Other current liabilities, including $79 and $31, respectively, due to related parties	202	134
Total current liabilities	2,130	1,519
Long-term debt, excluding current portion	4,874	4,830
Operating lease liabilities, excluding current portion, including $7 and $5, respectively, from leases with related parties	388	406
Tax receivable agreement liability, including $1,645 and $1,721, respectively, due to related parties	2,130	2,228
Other liabilities	20	15
Total liabilities	9,542	8,998
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value - 50,000 shares authorized; none issued and outstanding as of each of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.001 par value - 2,500,000 shares authorized; 721,812 and 711,148 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.001 par value - 625,000 shares authorized; 380,547 shares issued and outstanding as of each of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	3,498	3,449
Accumulated other comprehensive income	13	—
Retained earnings (accumulated deficit)	840	(9)
Total stockholders' equity attributable to Carvana Co.	4,352	3,441
Non-controlling interests	1,301	762
Total stockholders' equity	5,653	4,203
Total liabilities & stockholders' equity	$15,195	$13,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares, which are reflected in thousands, and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales and operating revenues:
Retail vehicle sales, net	$6,144	$3,996	$16,479	$10,381
Wholesale sales and revenues, including $8, $11, $34 and $28, respectively, from related parties	1,302	1,177	3,723	3,064
Other sales and revenues, including $129, $93, $360 and $248, respectively, from related parties	594	474	1,646	1,274
Net sales and operating revenues	8,040	5,647	21,848	14,719
Cost of sales, including $4, $3, $13 and $10, respectively, to related parties	6,519	4,499	17,672	11,578
Gross profit	1,521	1,148	4,176	3,141
Selling, general and administrative expenses, including $12, $9, $34 and $24, respectively, to related parties	805	595	2,199	1,681
Other operating expense, net	2	1	2	3
Operating income	714	552	1,975	1,457
Interest expense, net	98	125	298	407
Loss on debt extinguishment	53	14	53	16
Other expense, net	11	154	52	92
Net income before income taxes	552	259	1,572	942
Income tax provision (benefit)	69	(4)	171	(2)
Net income	483	263	1,401	944
Net income attributable to non-controlling interests	194	112	552	394
Net income attributable to Carvana Co.	$289	$151	$849	$550

Net earnings per share of Class A common stock - basic	$0.40	$0.22	$1.18	$0.81
Net earnings per share of Class A common stock - diluted	$0.39	$0.21	$1.15	$0.76

Weighted-average shares of Class A common stock outstanding - basic	720,857	696,066	717,456	681,236
Weighted-average shares of Class A common stock outstanding - diluted	739,910	731,374	740,051	720,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$483	$263	$1,401	$944
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedge, net of tax provision of $4, $0, $4, and $0, respectively	12	—	12	—
Reclassification adjustment for losses on cash flow hedge included in interest expense, net, net of tax benefit of $0, $0, $0, and $0, respectively	1	—	1	—
Total other comprehensive income, net of tax	13	—	13	—
Comprehensive income	496	263	1,414	944
Comprehensive income attributable to non-controlling interests	194	112	552	394
Comprehensive income attributable to Carvana Co.	$302	$151	$862	$550

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2024	666,354	$1	395,597	$—	$2,675	$—	$(1,416)	$115	$1,375
Net income	—	—	—	—	—	—	216	157	373
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	273	—	—	—	1	—	—	(1)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	—	(2)	(2)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	3	—	—	—	3
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(3)	—	—	—	(3)
Issuance of Class A common stock to settle vested RSUs	4,629	—	—	—	—	—	—	—	—
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(4)	—	—	—	(4)
Options exercised	738	—	—	—	5	—	—	—	5
Equity-based compensation	—	—	—	—	26	—	—	—	26
Balance, March 31, 2025	671,994	$1	395,597	$—	$2,703	$—	$(1,200)	$269	$1,773
Net income	—	—	—	—	—	—	183	125	308
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	4,080	—	(3,275)	—	5	—	—	(5)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	—	(2)	(2)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	64	—	—	—	64
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(64)	—	—	—	(64)
Issuance of Class A common stock to settle vested RSUs	3,476	—	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	15	—	—	—	1	—	—	—	1
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(9)	—	—	—	(9)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Equity
Options exercised	2,925	—	—	—	16	—	—	—	16
Equity-based compensation	—	—	—	—	30	—	—	—	30
Balance, June 30, 2025	682,490	$1	392,322	$—	$2,746	$—	$(1,017)	$387	$2,117
Net income	—	—	—	—	—	—	151	112	263
Issuance of Class A common stock, net of underwriters' discounts and commissions and offering expenses	7,382	—	—	—	536	—	—	—	536
Adjustments to the non-controlling interests related to equity offering	—	—	—	—	(187)	—	—	187	—
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	11,841	—	(11,725)	—	14	—	—	(14)	—
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	209	—	—	—	209
Establishment of valuation allowance related to deferred tax assets associated with increases in tax basis in Carvana Group	—	—	—	—	(209)	—	—	—	(209)
Issuance of Class A common stock to settle vested RSUs	3,171	—	—	—	—	—	—	—	—
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(8)	—	—	—	(8)
Options exercised	1,004	—	—	—	16	—	—	—	16
Equity-based compensation	—	—	—	—	27	—	—	—	27
Balance, September 30, 2025	705,888	$1	380,597	$—	$3,144	$—	$(866)	$672	$2,951

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)
(In millions, except number of shares, which are reflected in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders' Equity
Balance, December 31, 2025	711,148	$1	380,547	$—	$3,449	$—	$(9)	$762	$4,203
Net income	—	—	—	—	—	—	250	155	405
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	133	—	—	—	3	—	—	(3)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	—	(2)	(2)
Establishment of deferred tax assets related to increases in tax basis in Carvana Group	—	—	—	—	2	—	—	—	2
Issuance of Class A common stock to settle vested RSUs	3,315	—	—	—	—	—	—	—	—
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(8)	—	—	—	(8)
Options exercised	423	—	—	—	1	—	—	—	1
Equity-based compensation	—	—	—	—	31	—	—	—	31
Balance, March 31, 2026	715,019	$1	380,547	$—	$3,478	$—	$241	$912	$4,632
Net income	—	—	—	—	—	—	310	203	513
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	—	—	—	—	3	—	—	(3)	—
Tax payments made on behalf of non-controlling members	—	—	—	—	—	—	—	(2)	(2)
Issuance of Class A common stock to settle vested RSUs	3,566	—	—	—	—	—	—	—	—
Issuance of Class A common stock under ESPP	22	—	—	—	2	—	—	—	2
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(36)	—	—	—	(36)
Options exercised	371	—	—	—	1	—	—	—	1
Equity-based compensation	—	—	—	—	28	—	—	—	28
Balance, June 30, 2026	718,978	$1	380,547	$—	$3,476	$—	$551	$1,110	$5,138
Net income	—	—	—	—	—	—	289	194	483
Other comprehensive income	—	—	—	—	—	13	—	—	13

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders' Equity
Exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	—	—	—	—	3	—	—	(3)	—
Issuance of Class A common stock to settle vested RSUs	2,564	—	—	—	—	—	—	—	—
RSUs surrendered in lieu of withholding taxes	—	—	—	—	(8)	—	—	—	(8)
Options exercised	270	—	—	—	1	—	—	—	1
Equity-based compensation	—	—	—	—	26	—	—	—	26
Balance, September 30, 2026	721,812	$1	380,547	$—	$3,498	$13	$840	$1,301	$5,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARVANA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,401	$944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	202	206
Equity-based compensation expense	75	74
Deferred income taxes	157	(2)
Tax receivable agreement expense	2	105
Loss on disposal of property and equipment	1	3
Loss on debt extinguishment	53	16
Payment-in-kind interest expense	—	182
Provision for bad debt and valuation allowance	11	12
Amortization of debt issuance costs, premium, and original issue discount	13	6
Unrealized loss (gain) on warrants to acquire common stock	62	(3)
Unrealized gain on beneficial interests in securitizations	(12)	(8)
Changes in finance receivable related assets:
Originations of finance receivables	(14,187)	(9,180)
Proceeds from sale of finance receivables, net	14,722	9,583
Gain on loan sales	(1,084)	(878)
Principal payments received on finance receivables held for sale	201	189
Other changes in assets and liabilities:
Vehicle inventory	(1,025)	(676)
Accounts receivable	(82)	(56)
Other assets	(67)	(44)
Accounts payable and accrued liabilities	475	153
Operating lease right-of-use assets	9	2
Operating lease liabilities	(11)	(6)
Other liabilities	(16)	(16)
Net cash provided by operating activities	900	606
Cash Flows from Investing Activities:
Purchases of property and equipment	(166)	(96)
Proceeds from disposal of property and equipment	2	2
Payments for acquisitions, net of cash acquired	(40)	(51)
Principal payments received on and proceeds from sale of beneficial interests	75	45
Net cash used in investing activities	(129)	(100)
Cash Flows from Financing Activities:
Proceeds from short-term revolving facilities	3,956	3,064
Payments on short-term revolving facilities	(3,943)	(3,058)
Proceeds from issuance of long-term debt	1,841	128
Payments on long-term debt	(1,774)	(696)
Payments of debt issuance costs	(20)	(15)
Payments of tax made on behalf of non-controlling members	(4)	(4)
Net proceeds from issuance of Class A common stock	—	536
Tax receivable agreement payments	(37)	(17)
Proceeds from equity-based compensation plans	5	38
Tax withholdings related to RSUs	(52)	(21)
Net cash used in financing activities	(28)	(45)
Net increase in cash, cash equivalents and restricted cash	743	461
Cash, cash equivalents, and restricted cash at beginning of period	2,429	1,760
Cash, cash equivalents, and restricted cash at end of period	$3,172	$2,221

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

Organization

Carvana Co. is a holding company that was formed as a Delaware corporation on November 29, 2016, for the purpose of completing its initial public offering ("IPO") and related transactions in order to operate the business of Carvana Group, LLC and its subsidiaries (collectively, "Carvana Group"). Substantially all of the Company's assets and liabilities represent the assets and liabilities of Carvana Group, except the Company's Senior Secured Notes, Term Loan B, and Senior Unsecured Notes (each as defined in Note 9 — Debt Instruments) which were issued by Carvana Co. and are guaranteed by its and Carvana Group's existing domestic restricted subsidiaries, excluding, in the case of the Senior Unsecured Notes, ADESA US Auction, LLC ("ADESA"), and its subsidiaries.

In accordance with Carvana Group, LLC's amended and restated limited liability company agreement (the "LLC Agreement"), Carvana Co. is the sole manager of Carvana Group and conducts, directs, and exercises full control over the activities of Carvana Group. There are two classes of common ownership interests in Carvana Group, Class A common units (the "Class A Units") and Class B common units (the "Class B Units"). As further discussed in Note 10 — Stockholders' Equity, the Class A Units and Class B Units (collectively, the "LLC Units") do not hold voting rights, which results in Carvana Group being considered a variable interest entity ("VIE"). Due to Carvana Co.'s power to control and its significant economic interest in Carvana Group, it is considered the primary beneficiary of the VIE and the Company consolidates the financial results of Carvana Group. As of September 30, 2026, Carvana Co. owned approximately 65.1% of Carvana Group and the LLC Unitholders (as defined in Note 10 — Stockholders' Equity) owned the remaining 34.9%.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2026, results of operations, changes in stockholders' equity, and cash flows for the three and nine months ended September 30, 2026 and 2025. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Liquidity

Historically, the Company's capital and liquidity needs have been primarily satisfied through its debt and equity financings, operating cash flows, and short-term revolving facilities. During the three months ended September 30, 2026, the Company (i) entered into a $1.66 billion Term Loan B facility, and used the proceeds therefrom, together with cash on hand, to redeem in full its 2030 Senior Secured Notes; (ii) further amended the Ally MPSA to increase the commitment by Ally (each as defined in Note 7 — Finance Receivable Sale Agreements) to purchase up to $8 billion of principal balance of finance receivables through July 2027; (iii) extended and upsized by $500 million one of its definitive loan purchase agreements through January 2028, with a further automatic extension to July 2028 if the full commitment has not yet been purchased by January 2028; and (iv) extended one of its short-term revolving credit facilities through August 2027.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Segment information for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Net sales and operating revenues	$8,040	$5,647	$21,848	$14,719
Cost of sales	6,519	4,499	17,672	11,578
Gross profit	1,521	1,148	4,176	3,141
Compensation and benefits	255	209	737	609
Advertising	152	102	391	258
Market occupancy	18	17	55	49
Logistics	68	43	170	118
Other (1)	312	224	846	647
Other operating expense, net	2	1	2	3
Operating income	714	552	1,975	1,457
Interest expense, net	98	125	298	407
Loss on debt extinguishment	53	14	53	16
Other expense, net	11	154	52	92
Net income before income taxes	552	259	1,572	942
Income tax provision (benefit)	69	(4)	171	(2)
Net income	$483	$263	$1,401	$944

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(in millions)
Land and site improvements	$1,375	$1,365
Buildings and improvements	1,518	1,467
Transportation fleet	732	636
Software	384	356
Furniture, fixtures, and equipment	187	178
Total property and equipment excluding construction in progress	4,196	4,002
Less: accumulated depreciation and amortization on property and equipment	(1,432)	(1,250)
Property and equipment excluding construction in progress, net	2,764	2,752
Construction in progress	150	62
Property and equipment, net	$2,914	$2,814

Depreciation and amortization expense on property and equipment in cost of sales was $25 million and $27 million during the three months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $37 million and $35 million during the three months ended September 30, 2026 and 2025, respectively.

Depreciation and amortization expense on property and equipment in cost of sales was $80 million and $85 million during the nine months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense on property and equipment in selling, general and administrative expense was $117 million and $109 million during the nine months ended September 30, 2026 and 2025, respectively.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS, NET

During the nine months ended September 30, 2026, the Company separately acquired two franchise dealerships for total purchase consideration of $40 million, comprised of $19 million in cash and $21 million in trade vehicle floor plan payables. The purchase price was allocated to net tangible assets of $29 million, indefinite-lived franchise rights of $9 million, and goodwill of $2 million. The acquisitions were not material to the Company's financial condition or results of operations.

The following table summarizes goodwill and intangible assets, net as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(in millions)
Customer relationships	$50	$50
Developed technology	31	31
Franchise rights	36	27
Intangible assets, acquired cost	117	108
Less: accumulated amortization	(66)	(61)
Intangible assets, net	$51	$47

Goodwill	$12	$10

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expense was $2 million and $3 million during the three months ended September 30, 2026 and 2025, respectively, and $5 million and $12 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the remaining weighted-average amortization period for definite-lived intangible assets was 2.3 years. The anticipated annual amortization expense to be recognized in future years as of September 30, 2026 is as follows:

Expected Future Amortization
(in millions)
Remainder of 2026	$2
2027	5
2028	3
2029	2
2030	2
Thereafter	1
Total	$15

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and accrued liabilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(in millions)
Accounts payable, including $35 and $21, respectively, due to related parties	$382	$236
Trade floor plan payables	300	64
Reserve for returns and cancellations	177	121
Sales taxes and vehicle licenses and fees	124	102
Accrued insurance	121	85
Accrued compensation and benefits	107	103
Customer deposits	68	51
Accrued advertising costs	43	31
Accrued interest expense	32	138
Other accrued liabilities	220	169
Total accounts payable and accrued liabilities	$1,574	$1,100

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

Expenses related to these operating lease agreements are allocated based on usage to inventory and selling, general and administrative expenses in the accompanying unaudited condensed consolidated balance sheets and statements of operations. Costs allocated to inventory are recognized as cost of sales when the inventory is sold. Total costs related to these operating lease agreements, including those noted above, were $1 million during each of the three months ended September 30, 2026 and 2025 and $2 million during each of the nine months ended September 30, 2026 and 2025, allocated between inventory and selling, general and administrative expenses.

Office Lease

In December 2019, DriveTime purchased an office building in Tempe, Arizona that the Company leased from an unrelated landlord prior to DriveTime's purchase. In connection with the purchase, DriveTime assumed that lease. The lease has an initial term of ten years expiring in 2029, subject to the right to exercise two five-year extension options. The rent expense incurred under the lease with DriveTime was less than $1 million during each of the three and nine months ended September 30, 2026 and 2025.

Wholesale Vehicle Sales and Purchases

DriveTime purchases wholesale vehicles from the Company through competitive auctions that are open to other dealers. As a result, the Company recognized $6 million and $8 million of wholesale sales and revenues from DriveTime during the three months ended September 30, 2026 and 2025, respectively, and $27 million and $18 million during the nine months ended September 30, 2026 and 2025, respectively. The Company purchased $3 million and $4 million of vehicles from DriveTime through competitive auctions that are open to other dealers during the three months ended September 30, 2026 and 2025, respectively, and $11 million and $10 million during the nine months ended September 30, 2026 and 2025, respectively.

Wholesale Marketplace Revenues

DriveTime sells vehicles to, and purchases vehicles from, third parties and the Company through the Company's wholesale marketplace platform. These transactions occur through competitive auctions in which all registered buyers and sellers are able to bid on and purchase, or list and sell, wholesale vehicles. In addition, beginning in September 2023, certain auction locations generally provide customers, including DriveTime, with reconditioning services. As a result, the Company recognized $2 million and $3 million of wholesale sales and revenues from DriveTime during the three months ended September 30, 2026 and 2025, respectively, and $7 million and $10 million during the nine months ended September 30, 2026 and 2025, respectively. The Company recognized less than $1 million of cost of sales to DriveTime related to reconditioning services during the three and nine months ended September 30, 2025.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Master Dealer Agreement

In December 2016, the Company entered into a master dealer agreement with DriveTime (the "Master Dealer Agreement"), most recently amended in April 2021, pursuant to which the Company may sell VSCs to customers purchasing a vehicle from the Company. The Company earns a commission on each VSC sold to its customers and DriveTime is obligated by and subsequently administers the VSCs. The Company collects the retail purchase price of the VSCs from its customers and remits the purchase price net of commission to DriveTime. The Master Dealer Agreement further allows the Company to receive payments for excess reserves based on the performance of the VSCs versus the reserves held by the VSC administrator, once a required claims period for such VSCs has passed. During the three months ended September 30, 2026 and 2025, the Company recognized $125 million and $91 million, respectively, and during the nine months ended September 30, 2026 and 2025, the Company recognized $349 million and $242 million, respectively, of commissions earned on VSCs sold to its customers and administered by DriveTime, net of a reserve for estimated contract cancellations, and payments for excess reserves to which it expects to be entitled, which are included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

Beginning in 2017, DriveTime also administers the Company's limited warranty provided to all customers. The Company pays a per-vehicle fee to DriveTime to administer the limited warranty included with every purchase. The Company incurred $9 million and $7 million during the three months ended September 30, 2026 and 2025, respectively, and $26 million and $18 million during the nine months ended September 30, 2026 and 2025, respectively, related to the administration of limited warranty.

Profit Sharing Agreement

In June 2018, the Company entered into an agreement with an unaffiliated third party, pursuant to which the Company would sell certain Road Hazard ("RH") and Pre-Paid Maintenance ("PPM") contracts. Under this agreement, third parties would administer the RH and PPM contracts, including providing customer and administrative services, and pay a profit sharing component to the Company. In 2022, the Company began selling equivalent offerings from DriveTime pursuant to the Master Dealer Agreement discussed above, and all rights and obligations in connection with existing RH and PPM contracts were transferred to DriveTime (the "Transferred Contracts"). In December 2022, the Company entered into a profit sharing agreement with DriveTime with regard to the Transferred Contracts (the "Profit Sharing Agreement"). In March 2026, the Profit Sharing Agreement was amended to include additional vehicle service contracts. The Company recognized $4 million and $2 million in revenue during the three months ended September 30, 2026 and 2025, respectively, and $11 million and $6 million during the nine months ended September 30, 2026 and 2025, respectively, under the Profit Sharing Agreement.

Servicing and Administrative Fees

DriveTime provides servicing and administrative functions associated with the Company's finance receivables. The Company incurred expenses of $1 million and $2 million during the three months ended September 30, 2026 and 2025, respectively, and $5 million during each of the nine months ended September 30, 2026 and 2025, related to these services. The Company sold no finance receivables to DriveTime or any of its affiliates in each of the nine months ended September 30, 2026 and 2025.

During the nine months ended September 30, 2026 and 2025, DriveTime, as servicer, exercised its optional clean-up call on certain 2019, 2020, and 2021 securitization trusts. Optional clean-up calls are customary features of automobile securitization transactions and are typically exercised when a loan pool has amortized down to a pre-determined percentage of its original balance. These clean-up calls resulted in the Company receiving less than $1 million during each of the three and nine months ended September 30, 2026 and 2025, attributable to its retained interests in such trusts at the time of exercise.

Aircraft Time Sharing Agreement

The Company entered into an agreement to share usage of two aircraft owned and operated by DriveTime on October 22, 2015, and the agreement was subsequently amended in 2017. Pursuant to the agreement, the Company agreed to reimburse DriveTime for actual expenses for each of its flights. The original agreement was for 12 months, with perpetual 12-month automatic renewals. Either the Company or DriveTime can terminate the agreement with 30 days’ prior written notice. The Company reimbursed DriveTime less than $1 million under this agreement during each of the three months ended

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
September 30, 2026 and 2025, and $1 million and less than $1 million during the nine months ended September 30, 2026 and 2025, respectively.

Accounts Payable Due to and Accounts Receivable Due from Related Party

As of September 30, 2026 and December 31, 2025, $35 million and $21 million, respectively, was due to related parties primarily related to the agreements mentioned above, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, $5 million and less than $1 million, respectively, was due from related parties primarily related to the agreements mentioned above, and is included in other current assets in the accompanying unaudited condensed consolidated balance sheets.

Tax Receivable Agreement Liability

As further discussed in Note 14 — Income Taxes, as of September 30, 2026 and December 31, 2025, the Company recorded a tax receivable agreement ("TRA") liability of $2.2 billion and $2.3 billion, respectively, of which $1.7 billion in both periods is due to related parties. Refer to Note 14 — Income Taxes for further discussion of the TRA. During the nine months ended September 30, 2026 and 2025, the Company made TRA payments of $37 million and $17 million, respectively, of which $29 million and $13 million, respectively, was paid to related parties.

Tax Payments on Behalf of Non-Controlling Members

As further discussed in Note 14 — Income Taxes, as a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its allocable share held in Carvana Group. Nonetheless, many states require that partnerships make mandatory tax payments on behalf of members who are non-residents of the respective states. Accordingly, if Carvana Group generates taxable income and is required to remit income tax on behalf of its members, it will make payments to the states through composite tax returns and non-resident withholding. These payments are treated as distributions to the affected members because the amounts remitted are a payment of income tax on behalf of the affected members. During each of the three months ended September 30, 2026 and 2025, the Company made mandatory composite and non-resident withholding tax payments on behalf of non-controlling members less than $1 million, of which less than $1 million was paid on behalf of related parties each period. During each of the nine months ended September 30, 2026 and 2025, the Company made mandatory composite and non-resident withholding tax payments on behalf of non-controlling members of $4 million, of which $3 million was paid on behalf of related parties.

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

Ally Master Purchase and Sale Agreement

In December 2016, the Company entered into a master purchase and sale agreement (the "Ally MPSA") with Ally Bank and Ally Financial Inc. (together, "Ally"). Pursuant to the Ally MPSA, the Company sells finance receivables meeting certain underwriting criteria under a committed forward flow arrangement without recourse to the Company for their post-sale performance. On July 27, 2026, the Company and Ally amended the Ally MPSA to, among other things, increase the purchase commitment by Ally from $6.0 billion to a commitment to purchase up to $8.0 billion of principal balances of finance receivables between July 27, 2026 and July 26, 2027, on substantially similar terms as the preceding Ally MPSA.

During the three months ended September 30, 2026 and 2025, the Company sold $2.0 billion and $1.2 billion, respectively, in principal balances of finance receivables under the Ally MPSA. During the nine months ended September 30, 2026 and 2025, the Company sold $5.7 billion and $3.2 billion, respectively, in principal balances of finance receivables under the Ally MPSA, and had $6.0 billion of unused capacity as of September 30, 2026.

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

During the three months ended September 30, 2026 and 2025, the Company sold $1.55 billion and $1.0 billion, respectively, in principal balances of finance receivables through securitization transactions. During the nine months ended September 30, 2026 and 2025, the Company sold $3.7 billion and $2.6 billion, respectively, in principal balances of finance receivables through securitization transactions.

Fixed Pool Loan Sales

During the year ended December 31, 2025, the Company entered into three separate definitive loan purchase agreements with three separate independent, third-party purchasers for the sale of up to a total of $12 billion of principal balance of finance receivables through the fourth quarter of 2027. During the three months ended September 30, 2026, the Company amended one of these agreements to increase the commitment by $500 million and extend its term through January 2028, resulting in total commitments of up to $12.5 billion of principal balance of finance receivables. The Company also completes fixed pool loan sales to unrelated third parties outside of these agreements.

During the three months ended September 30, 2026 and 2025, the Company completed fixed pool loan sales of $1.6 billion and $1.1 billion, respectively, in principal balances of finance receivables to unrelated third parties. During the nine months ended September 30, 2026 and 2025, the Company completed fixed pool loan sales of $4.5 billion and $3.1 billion, respectively, in principal balances of finance receivables to unrelated third parties and had $8.3 billion of unused capacity as of September 30, 2026.

Gain on Loan Sales

The total gain related to finance receivables sold to financing partners and pursuant to securitization transactions was $381 million and $331 million during the three months ended September 30, 2026 and 2025, respectively, and $1.1 billion and $878 million during the nine months ended September 30, 2026 and 2025, respectively, which is included in other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

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

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that the Company establishes in its role as sponsor of securitization transactions, it performs an analysis to determine whether or not it is the primary beneficiary of the VIE. The Company’s continuing involvement with the VIEs consists of retaining a portion of the securities issued by the VIEs, providing industry standard representations and warranties regarding the underlying finance

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
receivables, and performing ministerial duties as the trust administrator. As of September 30, 2026, the Company was not the primary beneficiary of these securitization trusts because its retained interests in the VIEs do not have exposures to losses or benefits that could potentially be significant to the VIEs. As such, the Company does not consolidate the securitization trusts.

The assets the Company retains in the unconsolidated VIEs are presented as beneficial interests in securitizations on the accompanying unaudited condensed consolidated balance sheets, which as of September 30, 2026 and December 31, 2025 were $557 million and $486 million, respectively. The Company held no other assets or liabilities related to its involvement with unconsolidated VIEs as of September 30, 2026 and December 31, 2025.

The following table summarizes the carrying value and total exposure to losses of its assets related to unconsolidated VIEs with which the Company has continuing involvement, but is not the primary beneficiary at September 30, 2026 and December 31, 2025. Total exposure represents the estimated loss the Company would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented below is not an indication of the Company's expected losses.

	September 30, 2026		December 31, 2025
	Carrying Value	Total Exposure	Carrying Value	Total Exposure

	(in millions)
Rated notes	$426	$426	$378	$378
Certificates and other assets	131	131	108	108
Total unconsolidated VIEs	$557	$557	$486	$486

The beneficial interests in securitizations are considered securities available for sale subject to restrictions on transfer pursuant to the Company’s obligations as a sponsor under the Risk Retention Rules. As described in Note 9 — Debt Instruments, the Company has entered into secured borrowing facilities through which it finances certain of these retained beneficial interests in securitizations. These securities are interests in securitization trusts, thus there are no contractual maturities. The amortized cost and fair value of securities available for sale as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Rated notes	$429	$426	$376	$378
Certificates and other assets	131	131	116	108
Total securities available for sale	$560	$557	$492	$486

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 9 — DEBT INSTRUMENTS

Debt instruments, excluding finance leases, which are discussed in Note 15 — Leases, as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025

	(in millions)
Asset-based financing:
Floor plan facility	$71	$58
Financing of beneficial interests in securitizations	427	374
Real estate financing	485	485
Transportation fleet financing	142	23
Total asset-based financing	1,125	940
Senior Secured Notes	2,269	3,929
Term Loan B	1,660	—
Senior Unsecured Notes	107	107
Total debt	5,161	4,976
Less: current portion	(302)	(211)
Less: unamortized debt issuance costs (1)	(37)	(36)
Less: unamortized original issue discount (1)	(4)	—
Plus: unamortized premium (2)	9	18
Total included in long-term debt, net	$4,827	$4,747

(1) The unamortized debt issuance costs and original issue discount related to long-term debt are presented as a reduction of the carrying amount of the corresponding liabilities on the accompanying unaudited condensed consolidated balance sheets. Unamortized debt issuance costs related to revolving debt arrangements are presented within other assets on the accompanying unaudited condensed consolidated balance sheets and not included here.
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

As of September 30, 2026, the Company had $71 million outstanding under the Floor Plan Facility, unused capacity of $1.4 billion, and held $4 million in restricted cash related to the Floor Plan Facility. During the three months ended September 30, 2026, the Company's effective interest rate on the Floor Plan Facility was 4.81%.

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

In April 2021, the Company entered into an agreement pursuant to which a third lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In December 2021, the Company amended its agreement to, among other things, increase this line of credit to $600 million, and in October 2025 the maturity date was extended to October 9, 2026. In October 2026, the Company further amended its agreement to extend the maturity date to October 15, 2027.

In March 2022, the Company entered into an agreement pursuant to which a fourth lender agreed to provide a $500 million revolving credit facility to fund certain finance receivables originated by the Company. In August 2025, the Company amended its agreement to, among other things, increase the line of credit to $600 million, and in July 2026, the Company further amended its agreement to extend the maturity date to August 6, 2027.

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

The Finance Receivable Facilities require that any undistributed amounts collected on the pledged finance receivables be held as restricted cash. The Finance Receivable Facilities require monthly payments of interest and fees based on usage and unused facility amounts. The Finance Receivable Facilities self-amortize from the end of the draw period until maturity, offer full prepayment rights, and have no credit sublimits or aging restrictions, subject to negotiated concentration limits. The subsidiaries that entered into these Finance Receivable Facilities are each wholly-owned, special purpose entities whose assets are not available to the general creditors of the Company. As of September 30, 2026 and December 31, 2025, the Company had zero outstanding under these Finance Receivable Facilities each period, unused capacity of $4.1 billion and $3.5 billion,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
respectively, and held less than $1 million and $2 million, respectively, in restricted cash related to these Finance Receivable Facilities. During the three months ended September 30, 2026, the Company's effective interest rate on these Finance Receivable Facilities was 5.49%. During the year ended December 31, 2025, the Company's effective interest rate on these Finance Receivable Facilities was 5.64%.

Long-Term Debt

Senior Secured Notes

The Company has issued various tranches of Senior Secured Notes (collectively, the "Senior Secured Notes") as further described below:

Senior Secured Notes	September 30, 2026	December 31, 2025	Cash Interest Rate

	(in millions, except percentages)
Notes due June 1, 2030 (the "2030 Senior Secured Notes")	$—	$1,660	9%
Notes due June 1, 2031 (the "2031 Senior Secured Notes")	2,269	2,269	9%
Total principal amount	$2,269	$3,929
Less: unamortized debt issuance costs	(14)	(29)
Plus: unamortized premium	9	18
Total Senior Secured debt	$2,264	$3,918

Interest on each of the Senior Secured Notes is payable semi-annually on February 15 and August 15.

In August 2026, the Company used the net proceeds from the Term Loan B, together with cash on hand, to redeem in full its 2030 Senior Secured Notes with an aggregate principal of $1.660 billion for $1.711 billion, which included $50 million of premium and $1 million of accrued interest. The redemption is treated as an extinguishment of debt, with any realized premium recognized as a loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations, net of write-offs of related unamortized debt issuance costs and unamortized premium. As a result of the redemption, during the three months ended September 30, 2026, the Company recognized a net loss on debt extinguishment of $53 million, which included $3 million of write-offs of related unamortized debt issuance costs and unamortized premium.

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

During the three months ended September 30, 2025, as permitted by the indenture governing the 2028 Senior Secured Notes, the Company voluntarily redeemed the remaining $559 million of principal amount of the then outstanding 2028 Senior Secured Notes for $578 million, which included $13 million of premium and $6 million of accrued interest. Additionally, during the nine months ended September 30, 2025, the Company repurchased $52 million of principal amount of the then outstanding 2028 Senior Secured Notes in the open market for $55 million, which included less than $1 million of accrued interest. As a result of the redemption and repurchases, during the three and nine months ended September 30, 2025, the Company recognized a net loss on debt extinguishment of $14 million and $16 million, respectively, each of which included $1 million of transaction fees and write-offs of related unamortized debt issuance costs and unamortized premium.

Term Loan B

On August 14, 2026, the Company entered into a credit agreement providing for a senior secured term loan B facility in an aggregate principal amount of $1.66 billion (the "Term Loan B"), which was fully drawn at closing at an issue price of 99.75% of the aggregate principal amount thereof. In connection with the transaction, the Company incurred original issue discount of $4 million and debt issuance costs of $17 million, which are presented as a direct deduction from the carrying amount of the Term Loan B and are being amortized to interest expense, net over the term of the facility using the effective interest method, resulting in an effective interest rate of approximately 6.1%.

The Term Loan B matures on August 14, 2033 and amortizes in equal quarterly installments of $4 million, representing 1.00% per annum of the original principal amount, commencing with the fiscal quarter ending March 31, 2027, with the remaining balance due at maturity. Borrowings bear interest, at the Company's option, at Term SOFR plus 2.25% per annum, subject to a 0.00% floor, or at a base rate plus 1.25% per annum, subject to a 1.00% floor. The Term Loan B is guaranteed on a joint and several basis by certain of the Company's wholly owned domestic restricted subsidiaries, subject to customary exceptions, and is primarily secured by a first-priority lien on substantially all assets of the Company and the guarantors, ranking pari passu with the Company's outstanding Senior Secured Notes.

The credit agreement does not contain any financial maintenance covenants. It contains covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of its restricted subsidiaries to, incur additional indebtedness; create liens on assets; pay dividends and other distributions including debt payments and investments; change its line of business; sell certain assets; enter into certain types of transactions and effect mergers, consolidations, dissolutions or liquidations; and transact with affiliates.

Prepayments made on or prior to February 14, 2027 in connection with certain repricing transactions are subject to a 1.00% premium; the Term Loan B is otherwise prepayable at any time at par without premium or penalty.

As of September 30, 2026, the outstanding liability of the Term Loan B, net of unamortized debt issuance costs and original issue discount was $1.639 billion, of which $12 million was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Senior Unsecured Notes

The Company has issued various tranches of Senior Unsecured Notes (the "Senior Unsecured Notes") each under a separate indenture, as further described below:

Senior Unsecured Notes	September 30, 2026	December 31, 2025	Interest Rate

	(in millions, except percentages)
Notes due April 15, 2027 ("2027 Senior Unsecured Notes")	$32	$32	5.500%
Notes due October 1, 2028 ("2028 Senior Unsecured Notes")	22	22	5.875%
Notes due September 1, 2029 ("2029 Senior Unsecured Notes")	26	26	4.875%
Notes due May 1, 2030 ("2030 Senior Unsecured Notes")	27	27	10.250%
Total principal amount	$107	$107
Less: current portion	(32)	—
Less: unamortized debt issuance costs	—	(1)
Total included in long-term debt, net	$75	$106

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

Real Estate Financing

The Company finances certain purchases and construction of its property and equipment through various sale and leaseback transactions. As of September 30, 2026, none of these transactions have qualified for sale accounting due to meeting the criteria for finance leases, or forms of continuing involvement, such as repurchase options or renewal periods that extend the lease for substantially all of the asset's remaining useful life, and are therefore accounted for as financing transactions. These arrangements require monthly payments and have initial terms of 20 to 25 years. Some of the agreements are subject to renewal options of up to 25 years and some are subject to base rent increases throughout the term. As of both September 30, 2026 and December 31, 2025, the outstanding liability associated with these sale and leaseback arrangements, net of unamortized debt issuance costs, was $482 million and was included in long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, the Company had pledged $427 million and $374 million, respectively, of its beneficial interests in securitizations as collateral under the repurchase agreements with expected repurchases ranging from January 2027 to June 2033. The securitization trusts distribute payments related to the Company's pledged beneficial interests in securitizations directly to the lenders, which reduces the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The outstanding balance of these facilities, net of unamortized debt issuance costs, was $424 million and $371 million as of September 30, 2026 and December 31, 2025, respectively, of which $161 million and $148 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, the outstanding liability under the Loan Agreement was $142 million and $23 million, respectively, of which $24 million and $4 million, respectively, was included in current portion of long-term debt in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2026, the Company was in compliance with all debt covenants.

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

As of September 30, 2026 and December 31, 2025, there were 1.4 billion Class A Units and 8.1 million Class B Units in both periods (as adjusted for the participation thresholds and closing price of Class A common stock on September 30, 2026 and December 31, 2025), issued and outstanding. As discussed in Note 12 — Equity-Based Compensation, Class B Units were issued under the Company’s LLC Equity Incentive Plan (the "LLC Equity Incentive Plan") and are subject to a participation threshold, and are earned over the requisite service period.

At-the-Market Offering

On July 19, 2023, the Company entered into a distribution agreement with Citigroup Global Markets Inc. and Moelis & Company LLC to establish an ATM Program, and on July 31, 2024, the Company refreshed the ATM Program by entering into an Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., Moelis & Company LLC, and Virtu Americas LLC. On February 19, 2025, the Company further refreshed the ATM Program by entering into a Second Amended and Restated Distribution Agreement with Barclays Capital Inc., Citigroup Global Markets Inc., and Virtu Americas LLC. Under the ATM Program, the Company could sell up to the greater of (i) shares of Class A common stock representing an aggregate offering price of $1.0 billion, or (ii) an aggregate of 105 million shares of Class A common stock (giving effect to the Stock Split), from time to time. As of September 30, 2026, $461 million of aggregate offering price remained available to be sold under the ATM Program. The Company has used the net proceeds from the ATM Program to purchase Class A Units. There can be no assurance that the Company will sell further shares of Class A common stock through the ATM Program.

There was no activity pursuant to the ATM Program during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company issued 7.4 million shares with a weighted average issuance price per share of $72.99 for gross proceeds of $539 million and incurred $3 million of commissions and other offering expenses.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The exchanges affected pursuant to the Exchange Agreement during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
LLC Units exchanged by certain LLC Unitholders	—	14,803	166	20,255
Shares of Class B common stock retired	—	11,725	—	15,000
Newly issued Class A common stock	—	11,841	133	16,194
LLC Units received by Carvana Co.	—	14,801	166	20,242

Class A Non-Convertible Preferred Units

In accordance with the Carvana Group, LLC amended and restated LLC Agreement, and in connection with the issuance of senior debt by Carvana Co., Carvana Group, LLC is authorized to issue Class A Non-Convertible Preferred Units to Carvana Co. In each case, the consideration for the capital contribution made or deemed to have been made by Carvana Co. is equal to the net proceeds of notes issuances. As of September 30, 2026 and December 31, 2025, Carvana Co. held 4.0 million of Class A Non-Convertible Preferred Units in both periods.

When Carvana Co. makes payments on the Senior Unsecured Notes and Senior Secured Notes (collectively the "Senior Notes"), Carvana Group makes an equal cash distribution, as necessary, to the Class A Non-Convertible Preferred Units. For each $1,000 principal amount of Senior Notes that Carvana Co. repays or otherwise retires, one Class A Non-Convertible Preferred Unit is canceled and retired.

During both of the three and nine months ended September 30, 2026, the Company cancelled and retired 1.66 million of Class A Non-Convertible Preferred Units in conjunction with the voluntary redemption of the 2030 Senior Secured Notes and issued 1.66 million of Class A Non-Convertible Preferred Units in conjunction with the incurrence of the Term Loan B.

During the three and nine months ended September 30, 2025, the Company canceled and retired 0.56 million and 0.61 million of Class A Non-Convertible Preferred Units, respectively, in conjunction with the voluntary redemption and the open market repurchases of the 2028 Senior Secured Notes and issued 0.15 million and 0.29 million of Class A Non-Convertible Preferred Units, respectively, in conjunction with the PIK interest payments the Company was required to make on February 15, 2025 and August 15, 2025.

Accumulated Other Comprehensive Income ("AOCI")

The following table summarizes the changes in AOCI, net of tax, which is reported as a component of stockholders' equity, during the three months ended September 30, 2026. As discussed in Note 17 — Fair Value of Financial Instruments, the interest rate swap was entered into during the three months ended September 30, 2026. As such, there was no activity in prior periods.

Three Months Ended September 30,
2026

(in millions)
Opening balance	$—
Other comprehensive income before reclassifications	12
Amounts reclassified from accumulated other comprehensive income	1
Ending balance	$13

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the reclassifications out of AOCI during the three months ended September 30, 2026.

(In millions)	Amount Reclassified from AOCI	Tax Benefit	Net of Tax
Losses on cash flow hedge:
Interest rate swap	$(1)	$—	$(1)
Total reclassifications for the period	$(1)	$—	$(1)

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

During the nine months ended September 30, 2026 and 2025, the total adjustments related to exchanges of LLC Units and non-controlling interest related to restricted stock unit ("RSU") vesting and stock option ("NQSO") exercises were a decrease in non-controlling interests and a corresponding increase in additional paid-in capital of $9 million and $20 million, respectively, which have been included in exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises in the accompanying unaudited condensed consolidated statements of stockholders' equity.

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

As of September 30, 2026, Carvana Co. owned approximately 65.1% of Carvana Group with the LLC Unitholders owning the remaining 34.9%. The net income attributable to the non-controlling interests on the accompanying unaudited condensed consolidated statements of operations represents the portion of the net income attributable to the economic interest in Carvana Group held by the non-controlling LLC Unitholders calculated based on the weighted average non-controlling interests' ownership during the periods presented.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(in millions)
Transfers from (to) non-controlling interests:
Decrease as a result of issuances of Class A and B common stock	$—	$(187)
Increase as a result of exchanges of LLC Units and adjustments to non-controlling interests related to RSU vesting and NQSO exercises	9	20
Total transfers from (to) non-controlling interests	$9	$(167)

NOTE 12 — EQUITY-BASED COMPENSATION

Equity-based compensation is recognized based on amortizing the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the award, less actual forfeitures. A summary of equity-based compensation recognized during the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Restricted Stock Units	$25	$22	$76	$69
Options	2	5	10	14
Total equity-based compensation	27	27	86	83
Equity-based compensation capitalized to property and equipment	(2)	(2)	(7)	(6)
Equity-based compensation capitalized to inventory	(1)	(1)	(3)	(3)
Equity-based compensation, net of capitalized amounts	$24	$24	$76	$74

During the three months ended September 30, 2026 and 2025, the Company capitalized $2 million during each period of equity-based compensation to property and equipment related to software development and $1 million during each period to inventory related to reconditioning and inbound transportation of vehicles. During the nine months ended September 30, 2026 and 2025, the Company capitalized $7 million and $6 million, respectively, of equity-based compensation to property and equipment related to software development and $3 million during each period to inventory related to reconditioning and inbound transportation of vehicles.

Equity-based compensation expense in cost of sales was $1 million and less than $1 million during the three months ended September 30, 2026 and 2025, respectively, and $3 million and $2 million during the nine months ended September 30, 2026 and 2025, respectively. Equity-based compensation expense in selling, general and administrative expense was $24 million during each of the three months ended September 30, 2026 and 2025 and $75 million and $74 million during the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the total unrecognized equity-based compensation related to outstanding awards was $204 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years. Total unrecognized equity-based compensation will be adjusted for actual forfeitures.

2026 Omnibus Incentive Plan

On May 5, 2026, following stockholder approval at the Company's 2026 Annual Shareholder Meeting, the Company adopted the 2026 Omnibus Incentive Plan (the "2026 Incentive Plan") which superseded and replaced the 2017 Omnibus Incentive Plan (the "2017 Incentive Plan"). Pursuant to the terms of the 2026 Incentive Plan, no new awards have been made under the 2017 Incentive Plan since May 5, 2026, and no new awards will be made thereafter. However, the 2017 Incentive Plan remains in effect solely with respect to awards previously granted thereunder until such awards have been exercised,

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
forfeited, canceled, or have otherwise expired or terminated in accordance with their terms. Any shares of Class A common stock that remained available for new awards under the 2017 Incentive Plan immediately prior to May 5, 2026 became available for issuance under the 2026 Incentive Plan. In addition, any shares underlying awards outstanding under the 2017 Incentive Plan that subsequently expire, are forfeited, or terminate without having been exercised or settled in full become available for issuance under the 2026 Incentive Plan. The number of shares authorized for issuance under the 2026 Incentive Plan is subject to an automatic annual increase of the lesser of two percent of the Company's outstanding Class A common stock or an amount determined by the Compensation and Nominating Committee of the Board. As of September 30, 2026, 98.5 million shares remained available for future equity-based award grants under the 2026 Incentive Plan.

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

During the nine months ended September 30, 2026 and 2025, the Company issued 22,094 and 15,440 shares of Class A common stock and as of September 30, 2026, 1.8 million shares of Class A common stock remained available for future issuance. During each of the three and nine months ended September 30, 2026 and 2025, the Company recognized less than $1 million of equity-based compensation expense related to the ESPP.

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

Class B Units

In March 2015, Carvana Group adopted the LLC Equity Incentive Plan. Under the LLC Equity Incentive Plan, Carvana Group could grant Class B Units to eligible employees, non-employee officers, consultants and directors with service-based vesting, typically four to five years. In connection with the completion of the IPO, Carvana Group discontinued the grant of new awards under the LLC Equity Incentive Plan, however the LLC Equity Incentive Plan will continue in connection with administration of existing awards that remain outstanding. Grantees may receive shares of the Company's Class A common stock in exchange for Class B Units on a four-to-five conversion ratio, or cash at the option of the Company, subject to conversion ratio adjustments for stock splits, stock dividends, reclassifications, and similar transactions and subject to vesting and the respective participation threshold for Class B Units. Class B Units do not expire. There were no Class B Units issued during the three and nine months ended September 30, 2026 or 2025. As of September 30, 2026, outstanding Class B Units had participation thresholds between $0.00 to $2.40.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the calculation of basic and diluted net earnings per share during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$483	$263	$1,401	$944
Net income attributable to non-controlling interests	194	112	552	394
Net income attributable to Carvana Co. Class A common stockholders - basic and diluted	$289	$151	$849	$550

Denominator:
Weighted-average shares of Class A common stock outstanding - basic	720,857	696,066	717,456	681,236
Dilutive effect of Class A common shares:
Stock Options (1)	12,446	15,172	12,780	16,359
Restricted Stock Units (1)	6,607	20,136	9,815	22,906
Weighted-average shares of Class A common stock outstanding - diluted	739,910	731,374	740,051	720,501

Net earnings per share of Class A common stock - basic	$0.40	$0.22	$1.18	$0.81
Net earnings per share of Class A common stock - diluted	$0.39	$0.21	$1.15	$0.76

(1) Calculated using the treasury stock method, if dilutive.

Shares of Class B common stock do not share in the losses or income of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net earnings per share of Class B common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted net earnings per share of Class A common stock for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Stock Options (1)	—	—	—	458
Restricted Stock Units (1)	784	4	796	24
Class A Units (2)	380,647	383,683	380,674	391,493
Class B Units (2)	6,484	6,683	6,488	7,098

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 14 — INCOME TAXES

As described in Note 1 — Business Organization and Note 10 — Stockholders' Equity, as a result of the IPO, Carvana Co. began consolidating the financial results of Carvana Group. Carvana Group is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Carvana Group is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members (LLC Unitholders), including Carvana Co., based on its allocable share held in Carvana Group. Nonetheless, many states require that partnerships make mandatory tax payments on behalf of members who are non-residents of the respective states. Accordingly, if Carvana Group generates taxable income and is required to remit income tax on behalf of its members, it will make payments to the states through composite tax returns and non-resident withholding. These payments are treated as distributions to the affected members because the amounts remitted are a payment of income tax on behalf of the affected members. Payments on behalf of non-controlling members of less than $1 million for each of the three months ended September 30, 2026 and 2025, and $4 million for each of the nine months ended September 30, 2026 and 2025, are included as reductions to the non-controlling interests in the accompanying unaudited condensed consolidated statements of stockholders' equity. Payments on behalf of Carvana Co. Sub LLC are recorded through the income tax provision in the accompanying unaudited condensed consolidated statements of operations.

As described in Note 10 — Stockholders' Equity, the Company acquires LLC Units in connection with exchanges with LLC Unitholders. During the three months ended September 30, 2026 and 2025, the Company recognized a gross deferred tax asset of zero and $208 million, respectively, and $2 million and $275 million during the nine months ended September 30, 2026 and 2025, respectively, associated with the difference in basis in its investment in Carvana Group related to these acquisitions of LLC Units. Additionally, as described in Note 10 — Stockholders' Equity, the Company issued shares under the ATM Program and utilized the proceeds from the issuance of Class A common stock to purchase Class A Units in Carvana Group. During the three and nine months ended September 30, 2025, the Company recognized a gross deferred tax asset of $1 million associated with the difference in basis in its investment in Carvana Group related to these acquisitions of LLC Units.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of September 30, 2026 and December 31, 2025, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rates for the three months ended September 30, 2026 and 2025 were 12.5% and (1.5)%, respectively, and for the nine months ended September 30, 2026 and 2025 were 10.9% and (0.2)%, respectively. The Company's tax provision for interim periods is determined by using an estimated annual effective tax rate based on anticipated blended federal and state income tax rates, adjusted for discrete items arising in that quarter. Each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The increase in its effective tax rate was primarily due to the impact of releasing the valuation allowance on its deferred tax assets in the fourth quarter of 2025. The Company's effective tax rate for the three and nine months ended September 30, 2026 differed from the expected U.S. federal statutory rate of 21% primarily due to income attributable to non-controlling interests and excess tax benefits related to stock-based compensation.

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

As of September 30, 2026 and December 31, 2025, the Company recorded a TRA liability of $2.2 billion and $2.3 billion, respectively, of which $1.7 billion each period is due to related parties. As of September 30, 2026 and December 31, 2025, $100 million and $37 million, respectively, are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2026 and 2025, the Company made TRA payments of $37 million and $17 million, respectively, of which $29 million and $13 million, respectively, was paid to related parties.

The following table presents a roll forward of the Company's TRA liability from December 31, 2025, the first period in which the remaining TRA liability was recorded, through September 30, 2026. Comparative roll forward information for the period from December 31, 2024 through September 30, 2025 has not been presented because the remaining TRA liability had not been recorded as of either period.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026

	(in millions)
Beginning balance	$2,229	$2,265
Additions (Reductions) to TRA:
TRA payments	—	(37)
Accrued interest	1	2
Ending balance	2,230	2,230
Less: current portion	(100)	(100)
TRA liability, net of current portion	$2,130	$2,130

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Operating Leases

As of September 30, 2026, the Company is a tenant under various operating leases related to certain of its hubs, vending machines, inspection and reconditioning centers, auction locations, storage, parking, dealerships, and corporate offices. The initial terms expire at various dates between 2026 and 2039. Many of the leases include one or more renewal options ranging from one to twenty years and some contain purchase options. The Company leases and subleases certain of its real estate to third parties. Lease and sublease income for the three months ended September 30, 2026 and 2025 was $2 million and $3 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $6 million and $7 million, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Lease Costs and Activity

The Company's lease costs and activity during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Lease costs:
Finance leases:
Amortization of finance lease assets	$23	$24	$71	$70
Interest obligations under finance leases	2	2	6	7
Total finance lease costs	$25	$26	$77	$77

Operating leases:
Fixed lease costs to non-related parties	$18	$15	$52	$47
Fixed lease costs to related parties	1	—	3	2
Total operating lease costs	$19	$15	$55	$49

Cash payments related to lease liabilities included in operating cash flows:
Operating lease liabilities to non-related parties			$79	$74
Operating lease liabilities to related parties			$2	$2
Interest payments on finance lease liabilities			$6	$7

Cash payments related to lease liabilities included in financing cash flows:
Principal payments on finance lease liabilities			$57	$69

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturity Analysis of Lease Liabilities

The following table summarizes maturities of lease liabilities as of September 30, 2026:

		Operating Leases (1)
	Finance Leases	Related Party (2)	Non-Related Party	Total Operating	Total

	(in millions)
Remainder of 2026	$21	$1	$29	$30	$51
2027	47	3	108	111	158
2028	20	3	100	103	123
2029	13	2	82	84	97
2030	8	1	72	73	81
Thereafter	—	1	193	194	194
Total minimum lease payments	109	11	584	595	704
Less: amount representing interest	(9)	(2)	(124)	(126)	(135)
Total lease liabilities	$100	$9	$460	$469	$569

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

As of September 30, 2026 and December 31, 2025, none of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.

Lease Terms and Discount Rates

The weighted-average remaining lease terms and discount rates as of September 30, 2026 and 2025 were as follows, excluding short-term operating leases:

	As of September 30,
	2026	2025
Weighted-average remaining lease terms (years)
Operating leases	7.1	7.0
Finance leases	2.5	2.7
Weighted-average discount rate
Operating leases	7.2%	7.4%
Finance leases	6.5%	6.2%

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Accrued Limited Warranty

As part of its retail strategy, the Company provides a 100-day or 4,189-mile limited warranty to customers to repair certain broken or defective components of each used vehicle sold. As such, the Company accrues for such repairs based on actual claims incurred to-date and repair reserves based on historical trends. The liability was $33 million and $25 million as of September 30, 2026 and December 31, 2025, respectively, and is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The expense was $59 million and $40 million for the three

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
months ended September 30, 2026 and 2025, respectively, and $162 million and $111 million for the nine months ended September 30, 2026 and 2025, respectively, and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Purchase Obligations

The Company has purchase obligations for certain customary services related to operating a wholesale auction business of $65 million in aggregate over the next three years, as of September 30, 2026. These purchase obligations are recorded as liabilities when the services are rendered.

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

Carvana, LLC v. IBM Corp., United States District Court for the Southern District of New York (Case No. 7:23-cv-08616-KMK-VR) and Saleem Erakat v. Carvana Operations HC LLC, N.D. Cal. (Case No. 3:26-cv-00263-AGT) were settled for immaterial amounts during the nine months ended September 30, 2026.

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

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of September 30, 2026 and December 31, 2025, the Company had an accrual for unresolved legal matters, including, if applicable, those discussed above, of $11 million and $14 million, respectively. The accrual is classified in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. If an unfavorable ruling or development were to occur, there exists the possibility of a material adverse impact on the Company's business, results of operations, financial condition or cash flows.

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

The following tables are a summary of fair value measurements and hierarchy level at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$7	$7	$—	$—
Beneficial interests in securitizations	$557	$—	$—	$557
Warrants	$14	$—	$—	$14
Interest rate swap	$17	$—	$17	$—

	December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3

	(in millions)
Assets:
Money market funds	$1,297	$1,297	$—	$—
Beneficial interests in securitizations	$486	$—	$—	$486
Warrants	$58	$—	$—	$58

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

The Company's beneficial interests in securitizations include rated notes and certificates and other assets, all of which are classified as Level 3 due to the lack of observable market data. The Company determines the fair value of its rated notes based on non-binding broker quotes. The non-binding broker quotes are based on models that consider the prevailing interest rates, recent market transactions, and current business conditions. The Company determines the fair value of its certificates and other assets using a combination of non-binding market quotes and internally developed discounted cash flow models. The discounted cash flow models use discount rates based on prevailing interest rates and the characteristics of the specific instruments. As of September 30, 2026 and December 31, 2025, the range of discount rates were 5.7% to 10.0% and 5.2% to 10.0%, respectively, and the weighted average of discount rates were 9.2% and 9.0%, respectively. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement. The Company elected the fair value option on its beneficial interests in securitizations, which allows it to recognize changes in the fair value of these assets in the period the fair value changes. Changes in the fair value of the beneficial interests in securitizations are reflected in other expense, net in the accompanying unaudited condensed consolidated statements of operations.

For beneficial interests in securitizations measured at fair value on a recurring basis, the Company's transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers out of Level 3 during the three and nine months ended September 30, 2026 or 2025.

The Company sells certain of its beneficial interests in securitizations that are not required to be retained by the Risk Retention Rules. For the three and nine months ended September 30, 2026, the Company sold zero and $29 million, respectively, in beneficial interests in securitizations. For the three and nine months ended September 30, 2025, the Company did not sell any beneficial interests in securitizations.

The following table presents additional information about Level 3 beneficial interests in securitizations measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Opening Balance	$502	$466	$486	$464
Received in securitization transactions	113	71	266	173
Payments received	(65)	(55)	(178)	(159)
Change in fair value	7	4	12	8
Sales of beneficial interests	—	—	(29)	—
Ending Balance	$557	$486	$557	$486

Warrants

Root Warrants

In October 2021, the Company purchased Series A convertible preferred shares in Root, Inc. ("Root"), an equity security that does not have a readily determinable fair value. The Company elected to measure this investment using a measurement alternative pursuant to the accounting standards and recorded the investment at its cost of $126 million, which will subsequently be adjusted for observable price changes. The Company considered all relevant transactions since the date of its investment and has not recorded any impairments or upward or downward adjustments to the carrying amount of its investment in Root, as there have not been changes in the observable price of its equity interest through September 30, 2026.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Also in October 2021, the Company entered into a commercial agreement with Root, under which the Root auto insurance products were embedded into the Company's e-commerce platform. In accordance with the provisions of the commercial agreement, the Company received eight tranches of warrants to purchase shares of Root's Class A common stock (the "Original Root Warrants"). Three tranches of Original Root Warrants, for 2.4 million, 3.2 million, and 1.6 million shares of Root's Class A common stock, respectively, expired on September 1, 2025. Also on September 1, 2025, a fourth tranche of Original Root Warrants for 1.4 million shares of Root's Class A common stock became exercisable and on February 28, 2026, a fifth tranche of Original Root Warrants for 1.5 million shares of Root's Class A common stock became exercisable, both upon achievement of certain insurance sales metrics through the integrated auto insurance solution embedded into the Company's e-commerce platform. These five tranches (collectively, the "Original Long-Term Warrants") were considered derivative instruments and were scheduled to expire September 1, 2027.

On August 31, 2026, the Company entered into a series of agreements with Root to exchange the Original Long-Term Warrants and extend the term of the commercial agreement (collectively, the "2026 Warrant Exchange"). Pursuant to a Warrant Cancellation and Exchange Agreement, the Company surrendered, and Root cancelled, all five tranches of the Original Long-Term Warrants, including the two tranches that had previously become exercisable, representing an aggregate of approximately 7.2 million shares of Root’s Class A common stock, in exchange for a new common stock purchase warrant entitling the Company to purchase up to 1.5 million shares of Root's Class A common stock (the "New Root Warrants"). The New Root Warrants are comprised of five tranches of 305,112 shares, each of which vest cumulatively upon the achievement of certain insurance sales metrics through the integrated auto insurance solution embedded into the Company's e-commerce platform. The New Root Warrants are considered derivative instruments and expire August 31, 2028, subject to certain exceptions.

The Company evaluated the 2026 Warrant Exchange under Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") and concluded that it represents a modification of the Company's existing contract with Root rather than a termination of that contract. Accordingly, the 2026 Warrant Exchange was accounted for prospectively and the Company's unamortized deferred revenue associated with the Long-Term Warrants immediately prior to the modification was combined with the fair value of the New Root Warrants on the modification date, and the resulting balance is being recognized as revenue on a straight-line basis over the New Root Warrant's remaining two-year term. Separately, the cancellation of the Original Long-Term Warrants and issuance of the New Root Warrants were accounted for as a derecognition of the Original Long-Term Warrants derivative asset at its fair value immediately prior to cancellation and a recognition of a new derivative asset for the New Root Warrants at its fair value on the issuance date, with a resulting loss of $11 million recognized in other expense, net during the three months ended September 30, 2026.

Through June 30, 2025, the Company used a Monte Carlo simulation to estimate the fair value of the Original Root Warrants. The expiration of the first three tranches of Original Root Warrants on September 1, 2025 eliminated the prior interdependencies between the different tranches of Original Root Warrants. After September 2025, and through the 2026 Warrant Exchange, the Company used a Black-Scholes model to estimate the fair value of the Original Long-Term Warrants, which were classified as Level 3. In connection with the 2026 Warrant Exchange, the Company continued to estimate the fair value of the New Root Warrants using a Black-Scholes model. The primary unobservable input utilized in determining the fair value of the Original Long-Term Warrants and the New Root Warrants was the expected volatility of Root's Class A common stock, which was implied from the historical volatility of such common stock. As of September 30, 2026 and 2025, the expected volatility utilized in the valuations were 85% and 100%, respectively.

At contract inception, the Company recognized an asset of $30 million for the Original Root Warrants and deferred revenue, classified in other assets and other liabilities, respectively. In 2022, the Company determined it was probable that the volume of insurance products required to earn the Original Root Warrants would be achieved and recorded an additional $75 million of Original Root Warrants and deferred revenue based on the contract inception date fair value as determined by the Monte Carlo simulation applied as of such date. In connection with the 2026 Warrant Exchange, the Company recorded additional deferred revenue of $19 million, representing the fair value of the New Root Warrants on the modification date, in accordance with the prospective modification accounting. As of September 30, 2026 and December 31, 2025, the deferred revenue balance was $39 million and $36 million, respectively. During each of the three months ended September 30, 2026 and 2025, the Company recognized $5 million in Root Warrant revenue. During each of the nine months ended September 30, 2026 and 2025, the Company recognized $16 million in Root Warrant revenue. The deferred revenue is recognized over the expected contract performance period within other sales and revenues in the accompanying unaudited condensed consolidated statements of operations.

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents changes in the Company's Level 3 Original Long-Term Warrants and New Root Warrants measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Opening balance	$11	$243	$56	$120
Cancellation of Original Root Warrants	(11)	—	(11)	—
New Root Warrants to acquire Root's Class A common stock	19	—	19	—
Unrealized (loss) gain	(5)	(120)	(50)	3
Ending balance	$14	$123	$14	$123

In relation to the Original Long-Term Warrants and New Root Warrants, the Company recognized decreases in fair value of $5 million and $120 million during the three months ended September 30, 2026 and 2025, respectively, and a decrease in fair value of $50 million and an increase in fair value of $3 million during the nine months ended September 30, 2026 and 2025, respectively, which are included in other expense, net in the accompanying unaudited condensed consolidated statements of operations.

Interest Rate Swap

The Company is exposed to variability in its interest payments on its Term Loan B facility, which bears interest at a floating rate based on one-month Term SOFR. To manage this exposure, the Company entered into an interest rate swap, under which the Company pays a fixed rate of 4.055% and receives one-month Term SOFR, economically converting a portion of its floating-rate interest payments to a fixed rate. The Company has designated the swap as a cash flow hedge of the variability in cash flows attributable to changes in one-month Term SOFR on the forecasted interest payments on the Term Loan B. The swap has an initial notional amount of $1.660 billion, which amortizes by $4 million each quarter beginning March 31, 2027 to a final notional amount of $1.635 billion, and terminates on July 31, 2028. Because the swap terminates prior to the maturity of the Term Loan B, the hedging relationship is a partial-term hedge, and the Company has designated as hedged only those interest payments occurring through July 31, 2028. The Company's obligations under the agreement are secured by the same collateral and guaranteed by the same guarantors that secure and guarantee the Term Loan B.

The Company determines the fair value of the interest rate swap using a discounted cash flow model with observable market inputs, including the forward one-month Term SOFR curve and discount factors derived from the SOFR curve, adjusted for non-performance risk. Because the significant inputs are observable, the measurement is classified as Level 2. Amounts recorded in AOCI are reclassified into interest expense, net in the same periods in which the hedged interest payments affect earnings, and the Company estimates that approximately $7 million of gains currently recorded in AOCI will be reclassified into interest expense over the next twelve months. The Company transacted the swap with a single counterparty, a major financial institution, and is therefore exposed to a concentration of credit risk with respect to that counterparty. The Company monitors the counterparty's credit standing and does not currently anticipate non-performance.

The notional and fair value of the interest rate swap as of September 30, 2026 was as follows:

(In millions)	Notional Amount	Balance Sheet Location	Asset	Liability
Interest rate swap - cash flow hedge	$1,660	Other current assets and other assets	$17	$—

The effect of the interest rate swap on comprehensive income and earnings for the three and nine months ended September 30, 2026 was as follows:

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026

	(in millions)
Gain recognized in other comprehensive income, pre-tax	$16	$16
Loss reclassified from AOCI into interest expense, net, pre-tax	$(1)	$(1)
Total interest expense, net in which reclassified amounts are recorded	$98	$298

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable to related party approximate fair value due to their respective short-term maturities. The carrying value of the short-term revolving facilities was determined to approximate fair value due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. The carrying value of sale leasebacks was determined to approximate fair value as each of the transactions were entered into at prevailing interest rates during each respective period and they have not materially changed as of or during the periods ended September 30, 2026 and December 31, 2025. The carrying value of the financing of beneficial interests in securitizations was determined to approximate fair value because in the event of a decline in the fair value of the pledged collateral of the financing, the repurchase price of the pledged collateral will be increased by the amount of the decline.

The fair value of the Senior Notes and the Term Loan B, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices for the identical liability. The fair value of the Senior Notes and the Term Loan B as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025

	(in millions)
Senior Notes
Carrying value, net of unamortized debt issuance costs and unamortized premium	$2,371	$4,025
Fair value	$2,543	$4,403
Term Loan B
Carrying value, net of unamortized debt issuance costs and original issue discount	$1,639	$—
Fair value	$1,652	$—

The fair value of finance receivables, which are not carried at fair value on the accompanying unaudited condensed consolidated balance sheets, was determined utilizing the estimated sales price based on the historical experience of the Company. Such fair value measurement of the finance receivables, net is considered Level 2 under the fair value hierarchy. The carrying value and fair value of the finance receivables as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025

	(in millions)
Carrying value	$896	$813
Fair value	$962	$886

CARVANA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	(in millions)
Supplemental cash flow information:
Cash payments for interest	$443	$311
Cash payments for taxes	$10	$6
Non-cash investing and financing activities:
Capital expenditures financed through long-term debt	$125	$—
Capital expenditures included in accounts payable and accrued liabilities	$9	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$41	$32
Warrants to acquire Root's Class A common stock	$19	$—
Property and equipment acquired under finance leases	$—	$47
Equity-based compensation expense capitalized to property and equipment	$7	$6
Fair value of beneficial interests received in securitization transactions	$266	$173
Reductions of beneficial interests in securitizations and associated long-term debt	$132	$114

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying unaudited condensed consolidated statements of cash flows for all periods presented:

	September 30, 2026	December 31, 2025	September 30, 2025

	(in millions)
Cash and cash equivalents	$3,049	$2,327	$2,142
Restricted cash	123	102	79
Total cash, cash equivalents and restricted cash	$3,172	$2,429	$2,221

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

Overview

Carvana is the leading e-commerce platform for buying and selling used cars. We are transforming the used car buying and selling experience by giving consumers what they want - a wide selection, great value and quality, transparent pricing, and a simple, no pressure transaction. Our differentiated business model combines a comprehensive online sales experience with a vertically integrated supply chain, designed to sell high-quality vehicles to our customers transparently and efficiently at a low price. The automotive retail industry is large – with approximately 38 million used auto retail transactions in the United States ("U.S.") in 2025 according to Cox Automotive – and highly fragmented – with the top 10 used auto retailers in the U.S. accounting for less than 10% of the market share in 2025. These dynamics create an exceptional opportunity for disruption that our custom-built business model can capitalize on to remain well-positioned for long-term growth. Over the years, we have leveraged our growing logistics network, which spans 316 metropolitan statistical areas, and our in-house distribution network, servicing over 80% of the U.S. population as of September 30, 2026, to sell 3.4 million retail vehicles, generating $105.9 billion in total revenue since inception in 2012 through September 30, 2026.

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

•Online Search and Shopping Experience. We offer a mobile-optimized website, where prospective retail car buyers can immediately begin browsing, researching, filtering, and identifying their vehicle of choice from an inventory of over 87,000 total website units that we offer for sale as of September 30, 2026. We leverage our patented, automated photo technology to offer an annotated virtual vehicle tour, which includes a 360-degree view of the interior and exterior of the actual vehicle and allows customers to view vehicle imperfections through high-definition photography. Our website also features integrations with various vehicle data providers for vehicle feature and option information to assist customers with purchase decisions.

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

•Complementary Products. As part of the integrated purchasing process, customers have the option to protect their vehicle with a vehicle service contract ("VSC"). VSCs provide customers with protection against the costs of certain mechanical repairs after the expiration of their vehicle’s original manufacturer warranty. In most states, customers financing their purchase with us are also offered guaranteed asset protection ("GAP") waiver coverage during checkout to provide customers with protection for the value of the loan. We have also partnered with Root, Inc. ("Root"), an online car insurance company, to offer an integrated auto insurance solution, through which customers in most states may conveniently access auto insurance directly from the Carvana e-commerce platform. We collectively refer to VSC, GAP, and auto insurance as complementary products.

•Nationwide Logistics Network and Distinctive Fulfillment Experience. We have developed proprietary logistics software and an in-house nationwide delivery network designed to predictably and efficiently transport cars and provide customers with a distinctive fulfillment experience. Our logistics network and technologies that support it are based on a "hub and spoke" model, which connects Reconditioning Sites to vending machines and hubs via our fleet of multi-car and single-car haulers. This allows us to efficiently manage locations, routes, route capacities, trucks, and drivers while also dynamically optimizing for speed and cost. This proprietary logistics infrastructure enables us to offer our customers and operations team highly accurate predictions of vehicle availability, to minimize delays, and promote a seamless and reliable customer experience. We offer customers in our markets a home delivery option that is typically conducted by a Carvana employee on a branded hauler. Customers in certain markets can also pick up their vehicles at one of our patented car vending machines, which are multi-story glass towers that store purchased vehicles, or at other customer-facing locations. As of September 30, 2026, we estimate that 75% of the U.S. population is within 100 miles of an IRC or auction site, which shortens the distance from our inventory pools to our customers to reduce delivery times.

•Post-sale customer support. After purchase, our customer advocates handle post-sale coordination and assistance, including facilitating returns or exchanges under our seven-day return policy. As of September 30, 2026, customers rated us an average of 4.6 out of 5.0 from over 291,000 surveys on our website since inception, fostering repeat business and a strong referral network.

Retail Vehicle Unit Sales

Since launching to customers in Atlanta, Georgia in January 2013, we have experienced rapid growth in sales through our website www.carvana.com. During the three months ended September 30, 2026, the number of vehicles we sold to retail customers increased by 39.4% to 217,385, compared to 155,941 in the three months ended September 30, 2025. During the nine months ended September 30, 2026, the number of vehicles we sold to retail customers increased by 39.0% to 602,103, compared to 433,119 in the nine months ended September 30, 2025.

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

Our largest source of revenue, retail vehicle sales, totaled $6.1 billion and $4.0 billion during the three months ended September 30, 2026 and 2025, respectively, and $16.5 billion and $10.4 billion during the nine months ended September 30, 2026 and 2025, respectively. We generally expect retail vehicle sales to trend proportionately with retail units sold, absent any material changes in macroeconomic conditions. We generate a majority of gross profit on retail vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. Retail vehicle sales also include shipping and delivery fees and service revenue from retail marketplace transactions, which are retail marketplace partner vehicles sold to customers through Carvana, that, depending on the structure of the partnership, may receive net revenue treatment.

Wholesale sales and revenues include sales of trade-ins and other vehicles acquired from customers that do not meet the requirements for our retail inventory. We also include revenue earned from the sale of wholesale marketplace units by non-Carvana sellers through our wholesale marketplace platform, including auction fees and related service revenues, in wholesale sales and revenues. Wholesale sales and revenues totaled $1.3 billion and $1.2 billion during the three months ended September 30, 2026 and 2025, respectively, and $3.7 billion and $3.1 billion during the nine months ended September 30, 2026 and 2025, respectively. We generally expect wholesale sales to trend proportionately with retail units sold through inventory we acquire via trade-ins and from customers who wish to sell us a car independent of a retail sale and with the movement of wholesale marketplace units. We generate gross profit on wholesale vehicle sales from the difference between the wholesale selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We generate a gross profit on wholesale marketplace units from the difference between the revenue earned from the sale of wholesale marketplace units through our wholesale marketplace platform less our cost of sales associated with operating the wholesale marketplace platform.

Other sales and revenues, which primarily includes gains on the sales of finance receivables we originate and sales commissions on complementary products such as VSCs, GAP waiver coverage, and auto insurance totaled $594 million and $474 million during the three months ended September 30, 2026 and 2025, respectively, and $1.6 billion and $1.3 billion during the nine months ended September 30, 2026 and 2025, respectively. We generally expect other sales and revenues to trend proportionately with retail units sold. We also expect other sales and revenues to increase as we improve our ability to monetize loans we originate, including through securitization transactions, and sell and offer attractive financing solutions and complementary products to our customers, including products customarily sold by automotive retailers or insurance products customarily sold by traditional insurance companies, absent any material changes in macroeconomic conditions. Other sales and revenues are 100% gross margin products for which gross profit equals revenue.

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

Effects of Geopolitical Events and Tariffs

The global geopolitical and trade environment is uncertain and rapidly evolving. We are continuing to monitor developments, including the conflict involving Iran, changes in tariff and trade policies, and the potential effects of these events on our industry and the broader economy. In particular, sustained increases in gasoline prices, including as a result of the conflict in Iran, have pressured consumer disposable income and could reduce their ability to purchase vehicles, while also increasing our transportation and logistics costs. For the three months ended September 30, 2026, these events did not materially impact our financial or operating results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Retail units sold	217,385	155,941	602,103	433,119
Average monthly unique visitors (in thousands)	23,790	19,636	22,326	18,395
Total website units	87,370	67,236	87,370	67,236
Total gross profit per unit	$6,997	$7,362	$6,936	$7,252
Total gross profit per unit, non-GAAP	$7,093	$7,503	$7,047	$7,416

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

The number of retail vehicles we sell depends on the volume of traffic to our website, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customers' purchase experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition from other car dealerships and general macroeconomic and used car industry conditions, including inflationary pressures and benchmark interest rates, as well as those conditions that could arise from the global trade and geopolitical environment. Higher interest rates and inflation can reduce vehicle affordability by increasing customers’ financing costs and monthly payments and reducing their disposable income. On a quarterly basis, the number of retail vehicles we sell is also affected by seasonality, with demand for retail vehicles generally reaching a seasonal high point late in the first quarter of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of retail vehicle sales generally expected to occur in the fourth calendar quarter.

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

Wholesale Sales and Revenues

Wholesale sales and revenues include the aggregate proceeds we receive on vehicles we acquire and sell to wholesalers and wholesale marketplace revenues. The vehicles we sell to wholesalers are primarily acquired from customers who sell a vehicle to us without purchasing a retail vehicle and from our customers who trade in their existing vehicles when making a purchase from us. Factors affecting wholesale sales and revenues include the number of wholesale units sold and the average wholesale selling price of these vehicles, and macroeconomic conditions, including those that could arise from the global trade and geopolitical environment. The average selling price of our wholesale units is primarily driven by the mix of vehicles we sell to wholesalers, as well as general supply and demand conditions in the applicable wholesale vehicle market, including the level of depreciation in the wholesale vehicle market. Wholesale sales and revenues include aggregate proceeds we receive on vehicles sold to DriveTime through competitive online auctions that are managed by an unrelated third party and through the Company's wholesale marketplace platform. Wholesale marketplace revenues include fees paid by buyers and sellers, including DriveTime, related to the sale of wholesale marketplace units by sellers, including DriveTime or Carvana, to buyers through our wholesale marketplace platform, including auction fees and related services revenue.

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

The number of loans we originate is driven by the number of retail vehicles sold and the percentage of our sales for which we provide financing, which is influenced by the financing terms we offer our customers relative to alternatives available to the customer. The average principal balance is driven primarily by the mix of vehicles we sell, since higher average selling prices typically mean higher average balances. The price at which we sell the loan is driven by the terms of our securitization transactions and forward-flow arrangement, applicable interest rates, and whether or not the loan includes GAP waiver coverage. Changes in benchmark interest rates and investor demand for asset-backed securities that are not reflected in the rates we charge customers may compress or expand our loan sale spreads in the short term.

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

Cost of Sales

Cost of sales includes the cost to acquire, recondition, and transport vehicles associated with preparing them for resale, and wholesale marketplace cost of sales. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles, and supply-and-demand dynamics in the vehicle market, which may be affected by inflation and tariffs. Reconditioning costs consist of direct costs, including parts, labor, and third-party repair expenses directly attributable to specific vehicles, as well as indirect costs, such as IRC and auction site overhead. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition to the IRC or other site. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value. Wholesale marketplace cost of sales include costs related to the sale of wholesale marketplace units by third-party sellers through our wholesale marketplace platform, including labor, rent, depreciation and amortization.

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

Interest Expense, Net

Interest expense, net includes interest incurred on our various tranches of Senior Secured Notes and Senior Unsecured Notes, our Term Loan B, including the effective portion of our interest rate swap, our Floor Plan Facility, and our Finance Receivable Facilities (each as defined in Note 9 — Debt Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q), as well as our finance leases, and long-term debt, which are used to fund general working capital, our inventory, our transportation fleet, and certain of our property and equipment. Interest expense, net also includes amortization of capitalized debt issuance costs, which is offset by amortization of debt premium and interest income earned on cash and cash equivalents. Interest expense, net excludes the interest incurred during various construction projects to build, upgrade or remodel certain facilities, which is capitalized to property and equipment and depreciated over the estimated useful lives of the related assets.

Other Expense, Net

Other expense, net includes changes in fair value on our beneficial interests in securitizations, purchase price adjustment receivables, and fair value adjustments related to our warrants to acquire common stock of other entities as discussed in Note 17 — Fair Value of Financial Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q. Other expense, net also includes expense related to our Tax Receivable Agreement ("TRA") liability. Refer to Note 14 — Income Taxes for further discussion of the TRA.

Income Tax Provision (Benefit)

Income taxes are recognized based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As the sole managing member of Carvana Group, LLC (together with its subsidiaries "Carvana Group"), Carvana Co. consolidates the financial results of Carvana Group. Carvana Group, LLC is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Carvana Group is passed through to and included in the taxable income or loss of its members, including Carvana Co., based on its economic interest held in Carvana Group. Carvana Co. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Carvana Group, as well as any stand-alone income or loss generated by Carvana Co.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(dollars in millions, except per unit amounts)			(dollars in millions, except per unit amounts)
Net sales and operating revenues:
Retail vehicle sales, net	$6,144	$3,996	53.8%	$16,479	$10,381	58.7%
Wholesale sales and revenues (1)	1,302	1,177	10.6%	3,723	3,064	21.5%
Other sales and revenues (2)	594	474	25.3%	1,646	1,274	29.2%
Total net sales and operating revenues	$8,040	$5,647	42.4%	$21,848	$14,719	48.4%
Gross profit:
Retail vehicle gross profit	$773	$539	43.4%	$2,066	$1,489	38.8%
Wholesale gross profit (1)	154	135	14.1%	464	378	22.8%
Other gross profit (2)	594	474	25.3%	1,646	1,274	29.2%
Total gross profit	$1,521	$1,148	32.5%	$4,176	$3,141	33.0%
Unit sales information:
Retail vehicle unit sales	217,385	155,941	39.4%	602,103	433,119	39.0%
Wholesale vehicle unit sales	111,119	80,369	38.3%	299,745	216,593	38.4%
Per unit revenue:
Retail vehicles	$28,263	$25,625	10.3%	$27,369	$23,968	14.2%
Wholesale vehicles (3)	$9,854	$11,721	(15.9)%	$10,262	$10,850	(5.4)%
Per retail unit gross profit:
Retail vehicle gross profit	$3,556	$3,456	2.9%	$3,431	$3,438	(0.2)%
Wholesale gross profit	708	866	(18.2)%	771	873	(11.7)%
Other gross profit	2,733	3,040	(10.1)%	2,734	2,941	(7.0)%
Total gross profit	$6,997	$7,362	(5.0)%	$6,936	$7,252	(4.4)%
Per wholesale unit gross profit:
Wholesale vehicle gross profit (4)	$963	$1,033	(6.8)%	$1,084	$1,043	3.9%

(1) Includes $8, $11, $34 and $28, respectively, of wholesale sales and revenues from related parties.
(2) Includes $129, $93, $360 and $248, respectively, of other sales and revenues from related parties.
(3) Excludes wholesale marketplace revenues and wholesale marketplace units transacted.
(4) Excludes wholesale marketplace gross profit and wholesale marketplace units transacted.

Retail Vehicle Sales

Three months ended September 30, 2026 versus 2025. Retail vehicle sales increased by $2.1 billion to $6.1 billion during the three months ended September 30, 2026, compared to $4.0 billion during the three months ended September 30, 2025. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 217,385 from 155,941 during the three months ended September 30, 2026 and 2025, respectively, and an increase in retail revenue per retail unit sold to $28,263 from $25,625 in the prior year, primarily due to overall appreciation in the retail market and lower retail marketplace units sold as a share of total retail units sold.

Nine months ended September 30, 2026 versus 2025. Retail vehicle sales increased by $6.1 billion to $16.5 billion during the nine months ended September 30, 2026, compared to $10.4 billion during the nine months ended September 30, 2025. The increase in revenue was primarily due to an increase in the number of retail vehicles sold to 602,103 from 433,119 during the nine months ended September 30, 2026 and 2025, respectively, and an increase in retail revenue per retail unit sold to $27,369 from $23,968 in the prior year, primarily due to lower retail marketplace units sold as a share of total retail units sold and overall appreciation in the retail market.

Wholesale Sales and Revenues

Three months ended September 30, 2026 versus 2025. Wholesale sales and revenues increased by $125 million to $1.3 billion during the three months ended September 30, 2026, compared to $1.2 billion during the three months ended September 30, 2025. The increase in revenue was primarily due to an increase in the number of wholesale units sold to 111,119 from 80,369 during the three months ended September 30, 2026 and 2025, respectively, driven by an increase in overall vehicle acquisitions compared to the prior year, partially offset by a decrease in wholesale revenue per wholesale unit sold to $9,854 from $11,721 during the three months ended September 30, 2026 and 2025, respectively, and by a decrease in wholesale marketplace revenues.

Nine months ended September 30, 2026 versus 2025. Wholesale sales and revenues increased by $659 million to $3.7 billion during the nine months ended September 30, 2026, compared to $3.1 billion during the nine months ended September 30, 2025. The increase in revenue was primarily due to an increase in the number of wholesale units sold to 299,745 from 216,593 during the nine months ended September 30, 2026 and 2025, respectively, driven by an increase in overall vehicle acquisitions compared to the prior year, partially offset by a decrease in wholesale revenue per wholesale unit sold to $10,262 from $10,850 during the nine months ended September 30, 2026 and 2025, respectively, and by a decrease in wholesale marketplace revenues.

Other Sales and Revenues

Three months ended September 30, 2026 versus 2025. Other sales and revenues increased by $120 million to $594 million during the three months ended September 30, 2026, compared to $474 million during the three months ended September 30, 2025. The increase in revenue was primarily due to an increase in gain on loan sales as a result of increased retail units sold and loan sale volume, partially offset by lower loan sale spreads, and to higher VSC, auto insurance, and GAP commissions during the three months ended September 30, 2026.

Nine months ended September 30, 2026 versus 2025. Other sales and revenues increased by $372 million to $1.6 billion during the nine months ended September 30, 2026, compared to $1.3 billion during the nine months ended September 30, 2025. The increase in revenue was primarily due to an increase in gain on loan sales as a result of increased retail units sold and loan sale volume, partially offset by lower loan sale spreads, and to higher VSC, GAP, and auto insurance commissions during the nine months ended September 30, 2026.

Retail Vehicle Gross Profit

Three months ended September 30, 2026 versus 2025. Retail vehicle gross profit increased by $234 million to $773 million during the three months ended September 30, 2026, compared to $539 million during the three months ended September 30, 2025. This increase was driven primarily by an increase in the number of retail vehicles sold to 217,385 from 155,941 during the three months ended September 30, 2026 and 2025, respectively, and by a $100 increase in retail vehicle gross profit per unit.

Nine months ended September 30, 2026 versus 2025. Retail vehicle gross profit increased by $577 million to $2.1 billion during the nine months ended September 30, 2026, compared to $1.5 billion during the nine months ended September 30, 2025. This increase was driven primarily by an increase in the number of retail vehicles sold to 602,103 from 433,119 during the nine months ended September 30, 2026 and 2025, respectively.

Wholesale Gross Profit

Three months ended September 30, 2026 versus 2025. Wholesale gross profit increased by $19 million to $154 million during the three months ended September 30, 2026, compared to $135 million during the three months ended September 30, 2025. This increase was primarily driven by an increase in wholesale units sold to 111,119 from 80,369 during the three months ended September 30, 2026 and 2025, respectively, partially offset by a $70 decrease in wholesale vehicle gross profit per wholesale unit and by a decrease in wholesale marketplace gross profit. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Nine months ended September 30, 2026 versus 2025. Wholesale gross profit increased by $86 million to $464 million during the nine months ended September 30, 2026, compared to $378 million during the nine months ended September 30,

2025. This increase was primarily driven by an increase in wholesale units sold to 299,745 from 216,593 for the nine months ended September 30, 2026 and 2025, respectively, and by a $41 increase in wholesale vehicle gross profit per wholesale unit, partially offset by a decrease in wholesale marketplace gross profit. The increase in wholesale units sold was primarily a result of an increase in overall vehicle acquisitions during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Other Gross Profit

Other sales and revenues consist of 100% gross margin products for which gross profit equals revenue. Therefore, changes in other gross profit and the associated drivers are identical to changes in other sales and revenues and the associated drivers.

Components of SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Compensation and benefits (1)	$255	$209	$737	$609
Advertising	152	102	391	258
Market occupancy (2)	18	17	55	49
Logistics (3)	68	43	170	118
Other (4)	312	224	846	647
Total	$805	$595	$2,199	$1,681

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

Selling, general and administrative expenses increased by $210 million to $805 million during the three months ended September 30, 2026, compared to $595 million during the three months ended September 30, 2025, primarily due to higher retail units sold which drove increases in employee headcount, advertising, market occupancy, logistics, limited warranty, fuel, and IT expenses. Selling, general and administrative expenses increased by $518 million to $2.2 billion during the nine months ended September 30, 2026, compared to $1.7 billion during the nine months ended September 30, 2025, primarily due to higher retail units sold which drove increases in employee headcount, advertising, market occupancy, logistics, limited warranty, fuel, and IT expenses.

Other Operating Expense, Net

Other operating expense, net was $2 million during each of the three and nine months ended September 30, 2026 and $1 million and $3 million during the three and nine months ended September 30, 2025, respectively.

Interest Expense, Net

Interest expense, net decreased by $27 million to $98 million during the three months ended September 30, 2026 compared to $125 million during the three months ended September 30, 2025, and decreased by $109 million to $298 million during the nine months ended September 30, 2026, compared to $407 million during the nine months ended September 30, 2025, primarily due to lower interest on the Senior Secured Notes as a result of the repurchases and redemptions of the 2028 and 2030 Senior

Secured Notes during the three and nine months ended September 30, 2025 and three months ended September 30, 2026, respectively, and the lower cash interest rate on the 2031 Senior Secured Notes, partially offset by higher interest on the Term Loan B and working capital financing.

Loss on Debt Extinguishment

Loss on debt extinguishment was $53 million during each of the three and nine months ended September 30, 2026 due to the redemption of $1.660 billion of principal amount of 2030 Senior Secured Notes for $1.711 billion, which included $50 million of premium and $4 million of accrued interest and pro-rata write-offs of unamortized debt issuance costs and unamortized premium. Loss on debt extinguishment was $14 million and $16 million during the three and nine months ended September 30, 2025, respectively, due to the voluntary redemption of $559 million of principal amount of 2028 Senior Secured Notes for $578 million during the three months ended September 30, 2025, which included $13 million of premium, $6 million of accrued interest and $1 million of pro-rata write-offs of unamortized debt issuance costs and unamortized premium, and due to the repurchase of $52 million of principal amount of 2028 Senior Secured Notes in the open market for $55 million during the three months ended March 31, 2025, which included less than $1 million of accrued interest and pro-rata write-offs of unamortized debt issuance costs and unamortized premium.

Other Expense, Net

Other expense, net was $11 million during the three months ended September 30, 2026 which was primarily due to the derecognition of original Root warrants as a result of the 2026 Warrant Exchange transaction and a $5 million decrease in the fair value of the New Warrants, partially offset by a $7 million increase in the fair value of our beneficial interests in securitizations, compared to $154 million during the three months ended September 30, 2025 which was primarily due to a $120 million decrease in the fair value of the Warrants and a $40 million TRA expense, partially offset by a $6 million increase in the fair value of our beneficial interests in securitizations and purchase price adjustment receivables. Other expense, net was $52 million during the nine months ended September 30, 2026 which was primarily due to a $50 million decrease in the fair value of the Warrants and the derecognition of original Root warrants as a result of the 2026 Warrant Exchange transaction, partially offset by a $12 million increase in the fair value of our beneficial interests in securitizations, compared to $92 million during the nine months ended September 30, 2025, which was primarily due to a $105 million TRA expense, partially offset by a $10 million increase in the fair value of our beneficial interests in securitizations and purchase price adjustment receivables.

Income Tax Provision (Benefit)

Income tax provision (benefit) was a provision of $69 million compared to a benefit of $4 million during the three months ended September 30, 2026 and 2025, respectively, and a provision of $171 million compared to a benefit of $2 million during the nine months ended September 30, 2026 and 2025, respectively. Effective tax rates were 12.5% and (1.5)% during the three months ended September 30, 2026 and 2025, respectively, and 10.9% and (0.2)% during the nine months ended September 30, 2026 and 2025, respectively. Our tax provision for interim periods is determined by using an estimated annual effective tax rate based on anticipated blended federal and state income tax rates, adjusted for discrete items arising in that quarter. Each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The increase in our effective tax rate was primarily due to the impact of releasing the valuation allowance on our deferred tax assets in the fourth quarter of 2025. Our effective tax rate for the three and nine months ended September 30, 2026 differed from the expected U.S. federal statutory rate of 21% primarily due to income attributable to non-controlling interests and excess tax benefits related to stock-based compensation.

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

Adjusted EBITDA is defined as net income plus (minus) income tax provision (benefit), interest expense, net, other operating expense, net, other expense, net, depreciation and amortization expense in cost of sales and SG&A expenses, share-based compensation expense in cost of sales and SG&A expenses, and loss on debt extinguishment, minus revenue related to our Warrants. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of total revenues.

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

A reconciliation of Adjusted EBITDA to net income, Gross profit, non-GAAP to gross profit, and SG&A expenses, non-GAAP to SG&A expenses, which are the most directly comparable GAAP measures, and calculations of Adjusted EBITDA margin, Total gross profit per retail unit, non-GAAP, and Total SG&A expenses per retail unit, non-GAAP is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in millions, except per unit amounts)
Net income	$483	$263	$1,401	$944
Income tax provision (benefit)	69	(4)	171	(2)
Interest expense, net	98	125	298	407
Other operating expense, net	2	1	2	3
Other expense, net	11	154	52	92
Depreciation and amortization expense in cost of sales	25	27	80	85
Depreciation and amortization expense in SG&A expenses	39	38	122	121
Share-based compensation expense in cost of sales	1	—	3	2
Share-based compensation expense in SG&A expenses	24	24	75	74
Warrant revenue	(5)	(5)	(16)	(16)
Loss on debt extinguishment	53	14	53	16
Adjusted EBITDA	$800	$637	$2,241	$1,726

Total revenues	$8,040	$5,647	$21,848	$14,719
Net income margin	6.0%	4.7%	6.4%	6.4%
Adjusted EBITDA margin	10.0%	11.3%	10.3%	11.7%

Gross profit	$1,521	$1,148	$4,176	$3,141
Depreciation and amortization expense in cost of sales	25	27	80	85
Share-based compensation expense in cost of sales	1	—	3	2
Warrant revenue	(5)	(5)	(16)	(16)
Gross profit, non-GAAP	$1,542	$1,170	$4,243	$3,212

Retail vehicle unit sales	217,385	155,941	602,103	433,119
Total gross profit per retail unit	$6,997	$7,362	$6,936	$7,252
Total gross profit per retail unit, non-GAAP	$7,093	$7,503	$7,047	$7,416

SG&A expenses	$805	$595	$2,199	$1,681
Depreciation and amortization expense in SG&A expenses	39	38	122	121
Share-based compensation expense in SG&A expenses	24	24	75	74
SG&A expenses, non-GAAP	$742	$533	$2,002	$1,486

Retail vehicle unit sales	217,385	155,941	602,103	433,119
Total SG&A expenses per retail unit	$3,703	$3,816	$3,652	$3,881
Total SG&A expenses per retail unit, non-GAAP	$3,413	$3,418	$3,325	$3,431

Liquidity and Capital Resources

General

We generate cash from the sale of retail vehicles, wholesale vehicles, loans we originate, VSCs, other complementary products, and auction services. We generate additional cash flows through our financing activities including our short-term revolving inventory and finance receivable facilities, equipment financing, the issuance of debt and debt securities, and, when deemed appropriate, issuances of equity. We expect to fund growth and expansion primarily through cash generated from operating activities, while retaining the option to utilize financing activities as a supplemental source if desired. We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months.

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

Liquidity Resources

We consider our total liquidity resources as an input into our planning. Our total liquidity potential is composed of cash and cash equivalents, availability under existing short-term revolving credit facilities, additional capacity under the indentures governing our Senior Secured Notes and the credit agreement governing our Term Loan B, and additional unpledged securities that can be financed using traditional asset-based financing. We had the following total liquidity resources available as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(in millions)
Cash and cash equivalents	$3,049	$2,327
Availability under short-term revolving facilities	2,071	2,052
Committed liquidity resources available	$5,120	$4,379
Super senior debt capacity	1,500	1,500
Pari passu senior debt capacity	750	750
Unpledged beneficial interests in securitizations	133	110
Total liquidity resources	$7,503	$6,739

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

As of September 30, 2026 and December 31, 2025, the short-term revolving facilities had a total commitment of $5.6 billion and $5.0 billion, respectively, an outstanding balance of $71 million and $58 million, respectively, and unused capacity of $5.5 billion and $4.9 billion, respectively.

Super senior debt capacity and pari passu senior debt capacity represents basket capacity to incur additional debt that could be senior or pari passu in lien priority to the collateral securing the obligations under the Senior Secured Notes and the Term Loan B, subject to the terms and conditions set forth in the indentures governing the Senior Secured Notes and the credit agreement governing the Term Loan B. The availability of such additional sources depends on many factors and there can be no assurance that financing alternatives will be available to us in the future.

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

As of September 30, 2026 and December 31, 2025, our outstanding principal amount of indebtedness was $5.2 billion and $5.0 billion, respectively. See Note 9 — Debt Instruments included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for a detailed summary of our outstanding debt and further information on our debt.

We maintain several finance receivable sale arrangements to support the monetization of loans we originate. As of September 30, 2026 and December 31, 2025, we had $6.0 billion and $4.9 billion, respectively, of unused capacity under the Ally MPSA and $8.3 billion and $11.3 billion, respectively, of unused capacity under fixed pool loan purchase agreements with independent third parties. See Note 7 — Finance Receivable Sale Agreements of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further details.

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

As of September 30, 2026, $461 million of registered aggregate offering price remained available to be sold under the ATM Program. See Note 10 — Stockholders' Equity of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further details regarding the ATM Program. There can be no assurance that we will sell further shares of Class A common stock through the ATM Program.

On May 5, 2026, our stockholders approved a five-for-one forward stock split of our Class A common stock and Class B common stock (the "Stock Split"), which was effected on May 8, 2026 through a Certificate of Amendment to our Amended and Restated Certificate of Incorporation. Stockholders of record as of May 6, 2026 received four additional shares of Class A common stock or Class B common stock, as applicable, for each share held. In connection with the Stock Split, the number of authorized shares of Class A common stock increased from 500 million to 2.5 billion, and the number of authorized shares of Class B common stock increased from 125 million to 625 million. The par value of $0.001 per share was not adjusted. All share and per share data presented in this Quarterly Report on Form 10-Q, including weighted-average shares outstanding, earnings per share, equity-based compensation awards, and LLC unit participation thresholds, have been retroactively adjusted to give effect to the Stock Split for all periods presented. See Note 2 — Summary of Significant Accounting Policies and Note 10 — Stockholders' Equity for further discussion.

Subject to the restrictions in the indentures governing the Senior Secured and Unsecured Notes and the credit agreement governing our Term Loan B, we or our affiliates have and may again, at any time, and from time to time, repurchase or redeem shares of our Class A common stock, our Senior Notes, our Term Loan B, or any other securities we may issue, from time to time, in open market transactions, privately negotiated transactions, in exchange for property or other securities or otherwise. Any additional repurchase or redemption decisions will be made after consideration of market conditions and liquidity needs. However, there is no guarantee that a repurchase or redemption will take place. See Note 9 — Debt Instruments of our financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further details.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	(in millions)
Net cash provided by operating activities	$900	$606
Net cash used in investing activities	(129)	(100)
Net cash used in financing activities	(28)	(45)
Net increase in cash, cash equivalents and restricted cash	743	461
Cash, cash equivalents and restricted cash at beginning of period	2,429	1,760
Cash, cash equivalents and restricted cash at end of period	$3,172	$2,221

Operating Activities

Our primary sources of operating cash flows result from the sales of retail vehicles, wholesale vehicles, loans we originate, VSCs, other complementary products, and auction services. Our primary uses of cash from operating activities are purchases of inventory, personnel-related expenses, and advertising. Cash provided by operating activities was $900 million and $606 million during the nine months ended September 30, 2026 and 2025, respectively, an increase in cash provided by operating activities of $294 million, primarily due to an improvement in operating results, an increase in accounts payable and accrued liabilities driven by the increase in retail unit sales and production, and utilization of deferred tax assets, partially offset by an investment in vehicle inventory as we grow retail unit sales and acquire more vehicles from customers.

Investing Activities

Our primary use of cash for investing activities is purchases of property and equipment. Cash used in investing activities was $129 million and $100 million during the nine months ended September 30, 2026 and 2025, respectively, an increase in cash used in investing activities of $29 million, primarily due to an increase in purchases of property and equipment, partially offset by higher principal payments received from beneficial interests in securitizations.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity, including proceeds from and payments on our short-term revolving facilities. Cash used in financing activities was $28 million and $45 million during the nine months ended September 30, 2026 and 2025, respectively, a decrease in cash used in financing activities of $17 million. During the nine months ended September 30, 2026, we used the proceeds of the Term Loan B issuance and cash on hand to pay off the 2030 Senior Secured Notes and during the nine months ended September 30, 2025, we issued $536 million of Class A common stock pursuant to the ATM program to redeem the 2028 Senior Secured Notes.

Contractual Obligations and Commitments

As of September 30, 2026, the Company had entered into a credit agreement on August 14, 2026 providing for a $1.66 billion Term Loan B and had used the proceeds, together with cash on hand, to redeem in full its $1.66 billion 2030 Senior Secured Notes. There have been no other material changes to the contractual obligations or commitments previously disclosed in our most recent Annual Report on Form 10-K, filed February 18, 2026.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "envision," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "target," "will," "would," and other similar expressions or variations or negatives of these words, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•expectations relating to the used car market and our industry, including with respect to the impact of geopolitical events, tariffs, or interest rates on our business;
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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues, including the effects of tariffs, trade restrictions, fuel and energy costs, the conflict in Iran, and increased interest rates;
•our ability to effectively scale our business, including our ability to utilize our available infrastructure capacity while maintaining our unit economics;
•our ability to raise additional capital to pursue our objectives, including as a result of restrictive covenants contained in the indentures governing our Senior Secured Notes, our Term Loan B, and indentures and agreements governing future debt;
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
•our status as a "controlled company";
•our substantial indebtedness, the associated interest expense and the effectiveness of our interest rate swap;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the interest rate risk and concentration of credit risk discussed below, there have been no material changes to our quantitative and qualitative disclosures about market risk from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" included in our most recent Annual Report on Form 10-K, filed on February 18, 2026.

Interest Rate Risk

As of September 30, 2026, we are exposed to potential losses arising from adverse changes in interest rates related to the Term Loan B, which bears interest at a floating rate based on one-month Term SOFR. To manage a portion of this exposure, we entered into an interest rate swap under which we pay a fixed rate of 4.055% and receive one-month Term SOFR. The interest rate swap instrument is designated as a cash flow hedge, with the objective of managing the exposure to interest rate risk by converting a portion of the Term Loan B's floating interest rate payments to a fixed interest rate.

As of September 30, 2026, the Term Loan B had an outstanding principal amount of $1.660 billion and bore interest at Term SOFR plus 2.25%. A one percentage point increase or decrease in the one month Term SOFR would result in an approximately $17 million increase or decrease, respectively, in annual interest expense before giving effect to the interest rate swap. After giving effect to the interest rate swap, which had a notional amount of $1.660 billion as of September 30, 2026, a one percentage point increase or decrease in Term SOFR would not have a material impact on annual interest expense during the term of the swap.

See Note 9 — Debt Instruments and Note 17 — Fair Value of Financial Instruments, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Concentration of Credit Risk

The Company transacted the swap with a single counterparty, a major financial institution, and is therefore exposed to a concentration of credit risk with respect to that counterparty. The Company monitors the counterparty’s credit standing.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in January 2025, a now-defunct short-selling firm published a report including inaccurate, incomplete, and otherwise misleading information about us. We engaged outside legal counsel to independently evaluate the allegations, and voluntarily contacted the U.S. Securities and Exchange Commission (“SEC”). Based upon that evaluation and our own review, we reaffirmed our conclusion that the allegations raised in the short-seller’s report were inaccurate, incomplete, and misleading. In June 2025, we received a subpoena from the SEC requesting information that we believe primarily relates to the allegations raised by the report. In September 2026, the SEC informed us that it had concluded its investigation and did not intend to recommend an enforcement action against us in connection with the matter.

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. The results of any current or future litigation or government inquiries cannot be predicted with certainty, and regardless of the outcome, litigation and government inquiries can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For more information, see "Legal Matters" in Note 16 — Commitments and Contingencies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information regarding our risk factors is disclosed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, filed on February 18, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections

On August 28, 2026, Stephen Palmer, the Company's principal accounting officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"), providing for the potential sale of up to 60,000 shares of Class A common stock between the first potential sale date of January 1, 2027 and the expiration of the 10b5-1 Plan on December 31, 2027.

On September 10, 2026, Benjamin Huston, the Company's Chief Operating Officer, modified his previously disclosed 10b5-1 Plan to provide for the sale of up to 1,442,565 shares of Class A common stock obtained from the exercise of vested stock options between the first potential sale date of December 10, 2026 and the expiration of the 10b5-1 Plan on December 31, 2027.

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
10.1
First Amendment to Third Amended and Restated Master Purchase and Sale Agreement, dated July 27, 2026, among Ally Bank, Ally Financial Inc., and Carvana Auto Receivables 2016-1 LLC (incorporated by reference to Exhibit 10.10 to Carvana Co.'s Quarterly Report on Form 10-Q filed with the SEC on July 29, 2026).

10.2
Credit Agreement, dated as of August 14, 2026, among Carvana Co., the lenders party thereto and Barclays Bank PLC, as Administrative Agent and Syndication Agent (incorporated by reference to Exhibit 10.1 to Carvana Co.'s Current Report on Form 8-K filed with the SEC on August 14, 2026).

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

Date:	October 28, 2026	Carvana Co.
(Registrant)

	By:	/s/ Mark Jenkins
Mark Jenkins
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)